Form 10-Q
period 2014-09-28
UNIFI INC
filed 2014-11-05
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 1-10542

UNIFI, INC.

(Exact name of registrant as specified in its charter)

New York	11-2165495
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7201 West Friendly Avenue	27419-9109
Greensboro, NC	(Zip Code )
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

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of October 30, 2014 was 18,184,800.

UNIFI, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 28, 2014

Part I.      FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(amounts in thousands, except share and per share amounts)

	September 28, 2014	June 29, 2014
ASSETS
Cash and cash equivalents	$15,792	$15,907
Receivables, net	92,702	93,925
Inventories	114,024	113,370
Income taxes receivable	183	179
Deferred income taxes	2,171	1,794
Other current assets	5,175	6,052
Total current assets	230,047	231,227

Property, plant and equipment, net	122,887	123,802
Deferred income taxes	2,905	2,329
Intangible assets, net	6,882	7,394
Investments in unconsolidated affiliates	102,811	99,229
Other non-current assets	5,001	5,086
Total assets	$470,533	$469,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$46,682	$51,364
Accrued expenses	14,054	18,589
Income taxes payable	4,636	3,134
Current portion of long-term debt	13,347	7,215
Total current liabilities	78,719	80,302
Long-term debt	98,233	92,273
Other long-term liabilities	7,383	7,549
Deferred income taxes	2,636	2,205
Total liabilities	186,971	182,329
Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized, 18,165,459 and 18,313,959 shares outstanding)	1,817	1,831
Capital in excess of par value	42,311	42,130
Retained earnings	248,949	245,673
Accumulated other comprehensive loss	(11,556)	(4,619)
Total Unifi, Inc. shareholders’ equity	281,521	285,015
Non-controlling interest	2,041	1,723
Total shareholders’ equity	283,562	286,738
Total liabilities and shareholders’ equity	$470,533	$469,067

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(amounts in thousands, except per share amounts)

	For The Three Months Ended
	September 28, 2014	September 29, 2013
Net sales	$174,182	$168,669
Cost of sales	153,227	148,684
Gross profit	20,955	19,985
Selling, general and administrative expenses	11,286	10,114
Provision (benefit) for bad debts	591	(38)
Other operating expense, net	1,461	1,624
Operating income	7,617	8,285

Interest income	(317)	(1,214)
Interest expense	819	1,252
Equity in earnings of unconsolidated affiliates	(3,721)	(6,123)
Income before income taxes	10,836	14,370
Provision for income taxes	4,161	5,751
Net income including non-controlling interest	6,675	8,619
Less: net (loss) attributable to non-controlling interest	(402)	(251)
Net income attributable to Unifi, Inc.	$7,077	$8,870

Net income attributable to Unifi, Inc. per common share:
Basic	$0.39	$0.46
Diluted	$0.37	$0.44

See accompanying Notes to Condensed Consolidated Financial Statements.

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(amounts in thousands)

	For The Three Months Ended
	September 28, 2014	September 29, 2013
Net income including non-controlling interest	$6,675	$8,619
Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,041)	(322)
Reclassification adjustments on cash flow hedge	104	155
Other comprehensive loss, net	(6,937)	(167)

Comprehensive (loss) income including non-controlling interest	(262)	8,452
Less: comprehensive (loss) attributable to non-controlling interest	(402)	(251)
Comprehensive income attributable to Unifi, Inc.	$140	$8,703

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended September 28, 2014

(amounts in thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Unifi, Inc. Shareholders’ Equity	Non- controlling Interest	Total Shareholders’ Equity

Balance at June 29, 2014	18,314	$1,831	$42,130	$245,673	$(4,619)	$285,015	$1,723	$286,738
Stock-based compensation	—	—	526	—	—	526	—	526
Common stock repurchased and retired under publicly announced program	(149)	(14)	(345)	(3,801)	—	(4,160)	—	(4,160)
Other comprehensive loss, net	—	—	—	—	(6,937)	(6,937)	—	(6,937)
Contributions from non-controlling interest	—	—	—	—	—	—	720	720
Net income (loss)	—	—	—	7,077	—	7,077	(402)	6,675
Balance at September 28, 2014	18,165	$1,817	$42,311	$248,949	$(11,556)	$281,521	$2,041	$283,562

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(amounts in thousands)

	For The Three Months Ended
	September 28, 2014	September 29, 2013
Cash and cash equivalents at beginning of year	$15,907	$8,755
Operating activities:
Net income including non-controlling interest	6,675	8,619
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(3,721)	(6,123)
Distributions received from unconsolidated affiliates	—	2,559
Depreciation and amortization expense	4,492	4,408
Non-cash compensation expense, net	625	414
Excess tax benefit on stock-based compensation plans	—	(1,318)
Deferred income taxes	(912)	17
Other	83	1,235
Changes in assets and liabilities:
Receivables, net	(667)	8,185
Inventories	(3,209)	(3,981)
Other current assets and income taxes receivable	508	(1,483)
Accounts payable and accruals	(5,346)	(10,102)
Income taxes payable	1,523	2,073
Other non-current assets	51	4,807
Net cash provided by operating activities	102	9,310

Investing activities:
Capital expenditures	(7,383)	(5,691)
Proceeds from sale of assets	22	245
Proceeds from other investments	34	141
Other	(50)	(36)
Net cash used in investing activities	(7,377)	(5,341)

Financing activities:
Proceeds from revolving credit facility	45,600	32,100
Payments on revolving credit facility	(55,300)	(39,700)
Proceeds from term loan	22,000	7,200
Common stock repurchased and retired under publicly announced programs	(4,160)	(5,768)
Proceeds from stock option exercises	—	2,373
Contributions from non-controlling interest	720	—
Excess tax benefit on stock-based compensation plans	—	1,318
Other	(669)	(18)
Net cash provided by (used in) financing activities	8,191	(2,495)

Effect of exchange rate changes on cash and cash equivalents	(1,031)	81
Net (decrease) increase in cash and cash equivalents	(115)	1,555
Cash and cash equivalents at end of period	$15,792	$10,310

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

2. Basis of Presentation; Condensed Notes

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. As contemplated by the instructions of the Securities and Exchange Commission to Form 10-Q, the following notes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end audited consolidated financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended June 29, 2014 (the “2014 Form 10-K”).

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, all adjustments considered necessary for a fair statement of the results for interim periods have been included. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The June 29, 2014 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP. The preparation of financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the amounts reported and certain financial statement disclosures. Actual results may vary from these estimates.

All dollar and other currency amounts and share amounts, except per share amounts, are presented in thousands (000s), except as otherwise noted.

Fiscal Year

The Company’s current fiscal quarter ended on September 28, 2014, the last Sunday in September. The Company’s Brazilian, Colombian and Chinese subsidiaries’ fiscal quarter ended on September 30, 2014 and there were no significant transactions or events that occurred between the Company’s fiscal quarter end and its subsidiaries’ fiscal quarter end. The three months ended September 28, 2014 and the three months ended September 29, 2013 each consisted of thirteen fiscal weeks.

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

4. Acquisition

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

The acquisition has been accounted for as a business combination, which requires assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date.  The Company concluded that the acquisition did not represent a material business combination. The fair values of the assets acquired, liabilities assumed and consideration transferred are as follows:

Assets:
Inventory	$434
Machinery and equipment	835
Customer list	1,615
Non-compete agreement	50
Total assets	$2,934

Liabilities:
Accounts payable	$434
Contingent consideration	2,500
Total liabilities	$2,934

The contingent consideration liability represents the present value of the expected future payments due to Dillon over the five-year period following the acquisition date.  The payments due are equal to one-half of the operating profit of the draw winding business, as calculated using an agreed-upon definition.  The assumptions used in estimating the contingent consideration liability were based on inputs not observable in the market and represent Level 3 fair value measurements. These estimates are reviewed each quarter and any adjustment is recorded through operating income.

See “Note 9. Intangible Assets, Net” for further discussion of the customer list and non-compete agreement.

See “Note 17. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” for further discussion of the recurring measurement of the contingent consideration.

5. Receivables, Net

Receivables, net consist of the following:

	September 28, 2014	June 29, 2014
Customer receivables	$94,395	$95,270
Allowance for uncollectible accounts	(1,550)	(1,035)
Reserves for yarn quality claims	(678)	(618)
Net customer receivables	92,167	93,617
Related party receivables	76	17
Other receivables	459	291
Total receivables, net	$92,702	$93,925

Other receivables consist primarily of receivables for duty drawback, healthcare claim reimbursement, interest and refunds from vendors.

The changes in the Company’s allowance for uncollectible accounts and reserves for yarn quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Yarn Quality Claims
Balance at June 29, 2014	$(1,035)	$(618)
Charged to costs and expenses	(591)	(354)
Charged to other accounts	67	30
Deductions	9	264
Balance at September 28, 2014	$(1,550)	$(678)

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

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

6. Inventories

Inventories consist of the following:

	September 28, 2014	June 29, 2014
Raw materials	$42,348	$42,244
Supplies	5,051	5,345
Work in process	7,555	7,404
Finished goods	60,149	59,716
Gross inventories	115,103	114,709
Inventory reserves	(1,079)	(1,339)
Total inventories	$114,024	$113,370

The cost for the majority of the Company’s inventories is determined using the first-in, first-out method. Certain foreign inventories and limited categories of supplies of $31,909 and $32,822 as of September 28, 2014 and June 29, 2014, respectively, were valued under the average cost method.

7. Other Current Assets

Other current assets consist of the following:

	September 28, 2014	June 29, 2014
Vendor deposits	$1,990	$2,369
Value added taxes receivable	1,210	1,197
Prepaid expenses	1,465	1,876
Other	510	610
Total other current assets	$5,175	$6,052

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

Other consists primarily of premiums on a split dollar life insurance policy that represents the value of the Company’s right of return on premiums paid for a retiree-owned insurance contract that matures in 2015 and amounts held by the Company's Colombian subsidiary in an investment fund under liquidation.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

8. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	September 28, 2014	June 29, 2014
Land	$2,871	$2,957
Land improvements	11,676	11,676
Buildings and improvements	143,506	145,458
Assets under capital leases	4,587	4,587
Machinery and equipment	529,138	532,650
Computers, software and office equipment	17,097	17,404
Transportation equipment	4,822	4,901
Construction in progress	10,147	6,896
Gross property, plant and equipment	723,844	726,529
Less: accumulated depreciation	(600,544)	(602,436)
Less: accumulated amortization – capital leases	(413)	(291)
Total property, plant and equipment, net	$122,887	$123,802

Depreciation expense, including the amortization of assets under capital leases, internal software development costs amortization, repairs and maintenance expenses, and capitalized interest were as follows:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
Depreciation expense	$3,828	$3,787
Internal software development costs amortization	34	34
Repair and maintenance expenses	4,658	4,230
Capitalized interest	47	42

9. Intangible Assets, Net

Intangible assets, net consist of the following:

	September 28, 2014	June 29, 2014
Customer lists	$23,615	$23,615
Non-compete agreements	4,293	4,293
Licenses	265	265
Trademarks	344	339
Patents	163	162
Total intangible assets, gross	28,680	28,674

Accumulated amortization - customer lists	(18,237)	(17,838)
Accumulated amortization - non-compete agreements	(3,294)	(3,214)
Accumulated amortization - licenses	(94)	(86)
Accumulated amortization - trademarks	(169)	(141)
Accumulated amortization - patents	(4)	(1)
Total accumulated amortization	(21,798)	(21,280)
Total intangible assets, net	$6,882	$7,394

In fiscal year 2007, the Company purchased the texturing operations of Dillon, which are included in the Company’s Polyester Segment. The valuation of the customer list acquired was determined by estimating the discounted net earnings attributable to the customer relationships that were purchased after considering items such as possible customer attrition. Based on the length and trend of the projected cash flows, an estimated useful life of thirteen years was determined. The customer list is amortized in a manner which reflects the expected economic benefit that will be received over its thirteen-year life. The non-compete agreement is amortized using the straight-line method over the period currently covered by the agreement. The amortization expense is included within the Polyester Segment’s depreciation and amortization expense.

On December 2, 2013, the Company acquired certain draw winding assets and the associated business from Dillon, as described in “Note 4. Acquisition.” A customer list and a non-compete agreement were recorded in connection with the business combination, utilizing similar valuation methods as described above for the fiscal year 2007 transaction. The customer list is amortized over a nine-year estimated useful life based on the expected economic benefit. The non-compete agreement is amortized using the straight-line method over the five-year term of the agreement. The amortization expense is included within the Polyester Segment’s depreciation and amortization expense.

During fiscal year 2012, the Company acquired a controlling interest (and continues to hold such 60% membership interest) in Repreve Renewables, LLC (“Renewables”), a development stage enterprise formed to cultivate, grow and sell dedicated energy crops, including biomass intended for use as a feedstock in the production of energy and potential applications for poultry bedding. The non-compete agreement acquired in connection with the controlling interest is amortized using the straight-line method over the five-year term of the agreement. The licenses acquired are amortized using the straight-line method over their estimated useful lives of four to eight years.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

The Company capitalizes expenses incurred to register trademarks for REPREVE® and other PVA products in various countries. The Company has determined that these trademarks have varying useful lives of up to three years and are being amortized using the straight-line method.

Amortization expense for intangible assets consists of the following:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
Customer lists	$399	$370
Non-compete agreements	80	78
Licenses	8	8
Trademarks	28	24
Patents	3	—
Total amortization expense	$518	$480

10. Other Non-Current Assets

Other non-current assets consist of the following:

	September 28, 2014	June 29, 2014
Biomass foundation and feedstock	$2,586	$2,683
Debt financing fees	2,163	2,093
Long-term deposits	247	295
Other	5	15
Total other non-current assets	$5,001	$5,086

Biomass foundation and feedstock are currently being developed and propagated by Renewables for potential markets in the poultry bedding and bioenergy industries. Long-term deposits consist primarily of vendor deposits.

11. Accrued Expenses

Accrued expenses consist of the following:

	September 28, 2014	June 29, 2014
Payroll and fringe benefits	$7,603	$12,406
Utilities	2,924	2,876
Property taxes	1,211	821
Contingent consideration	683	537
Other	1,633	1,949
Total accrued expenses	$14,054	$18,589

Other consists primarily of workers compensation and other employee related claims, severance payments, interest, marketing expenses, freight expenses, rent and other non-income related taxes.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

12. Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rate for borrowings (including the effects of the interest rate swap) as well as the applicable current portion of long-term debt:

		Weighted Average	Principal Amounts as of
	Scheduled Maturity Date	Interest Rate as of September 28, 2014	September 28, 2014	June 29, 2014
ABL Revolver	March 2019	2.2%	$16,300	$26,000
ABL Term Loan	March 2019	3.3%	90,000	68,000
Term loan from unconsolidated affiliate	August 2015	3.0%	1,250	1,250
Capital lease obligations	(1)	(2)	4,030	4,238
Total debt			111,580	99,488
Current portion of long-term debt			(13,347)	(7,215)
Total long-term debt			$98,233	$92,273
(1)	Scheduled maturity dates for capital lease obligations range from January 2017 to November 2027.
(2)	Fixed interest rates for capital lease obligations range from 2.3% to 4.6%.

On May 24, 2012, the Company entered into a credit agreement (the “Credit Agreement”) to establish a $150,000 senior secured credit facility (“ABL Facility”) with Wells Fargo Bank, N.A. and Bank of America, N.A. The ABL Facility has been amended several times, such that it currently has a maturity date of March 28, 2019 and consists of a $100,000 revolving credit facility (“ABL Revolver”) and a $90,000 term loan (“ABL Term Loan”) as a result of the last amendment entered into on August 25, 2014.

ABL Facility

The ABL Facility is secured by a first-priority security interest in substantially all owned property and assets (together with proceeds and products) of Unifi, Inc., Unifi Manufacturing, Inc. and certain subsidiary guarantors (the “Loan Parties”). It is also secured by a first-priority security interest in all (or 65% in the case of certain first tier controlled foreign corporations, as required by the lenders) of the stock of (or other ownership interests in) each of the Loan Parties (other than the Company) and certain subsidiaries of the Loan Parties, together with all proceeds and products thereof. The ABL Facility is further secured by a first-priority lien on the Company’s limited liability company membership interest in Parkdale America, LLC (“PAL”).

The Credit Agreement, as amended, includes representations and warranties made by the Loan Parties, affirmative and negative covenants and events of default that are usual and customary for financings of this type. If excess availability under the ABL Revolver falls below the defined Trigger Level, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective. The Trigger Level as of September 28, 2014 was $23,750. In addition, the ABL Facility contains restrictions on certain payments and investments, including restrictions on the payment of dividends and share repurchases, unless excess availability is greater than the Trigger Level for the thirty-day period prior to the making of such a distribution (as calculated on a pro forma basis as if all such payments and any revolving loans made in connection therewith were made on the first day of such period) and the fixed charge coverage ratio is at least 1.0 to 1.0 (as calculated on a pro forma basis as if all such payments made pursuant to the most recent compliance certificate date were made on the last day of the applicable twelve-month period). Subject to certain provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at the Company’s discretion.

The Company’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations. ABL Revolver borrowings bear interest at the London Interbank Offer Rate (“LIBOR”) plus an applicable margin of 1.75% to 2.25%, or the Base Rate plus an applicable margin of 0.75% to 1.25%, with interest currently being paid on a monthly basis. The Base Rate means the greater of (i) the prime lending rate as publicly announced from time to time by Wells Fargo, (ii) the Federal Funds Rate plus 0.5%, and (iii) LIBOR plus 1.0%. There is also a monthly unused line fee under the ABL Revolver of 0.25% to 0.375%.

Fifth Amendment

On August 25, 2014, the Company entered into a Fifth Amendment to Credit Agreement (“Fifth Amendment”). The Fifth Amendment, among other things: (i) increased the ABL Term Loan by $22,000 to $90,000; (ii) increased the fixed quarterly payments on the ABL Term Loan from $2,125 to $2,812; (iii) modified the calculation of the fixed charge coverage ratio to exclude certain capital expenditures and permitted acquisitions, at the election of the Company, through June 30, 2015, subject to a maximum exclusion of $40,000 for any consecutive twelve-month period and other limitations; (iv) increased the ABL Term Loan interest rate from LIBOR plus an applicable margin of 2.25%, or the Base Rate plus an applicable margin of 1.25%, to LIBOR plus an applicable margin of 2.50%, or the Base Rate plus an applicable margin of 1.50%; (v) modified the date on which the eligibility of certain collateral is calculated as a date between July 19, 2015 and December 31, 2015, subject to satisfaction of certain additional conditions, such that the ABL Term Loan amount can be increased again up to $90,000; (vi) related to the making of restricted payments (consisting of dividends and share repurchases), in addition to existing requirements, added a requirement to have a fixed charge coverage ratio of at least 1.0 to 1.0 during the same period, calculated on a pro forma basis as if all such restricted payments made pursuant to the most recent compliance certificate date were made on the last day of the applicable twelve-fiscal-month period; and (vii) removed the requirement to hedge interest rate exposure on funded indebtedness. Debt financing fees of $182 were recorded during the quarter ended September 28, 2014 related to the amendment.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

As of September 28, 2014, the Company was in compliance with all financial covenants; the excess availability under the ABL Revolver was $72,475; the fixed charge coverage ratio was 8.3 to 1.0; and the Company had $525 of standby letters of credit, none of which have been drawn upon.

Term Loan from Unconsolidated Affiliate

On August 30, 2012, a foreign subsidiary of the Company entered into an unsecured loan agreement under which it borrowed $1,250 from the Company’s unconsolidated affiliate, U.N.F. Industries Ltd. The loan does not amortize and bears interest at 3%, payable semi-annually. The entire principal balance is due August 30, 2015, the maturity date.

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal year 2015 and the fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2015	2016	2017	2018	2019	Thereafter
ABL Revolver	$—	$—	$—	$—	$16,300	$—
ABL Term Loan	8,438	11,250	11,250	11,250	47,812	—
Capital lease obligations	632	866	808	558	366	800
Term loan from unconsolidated affiliate	—	1,250	—	—	—	—
Total	$9,070	$13,366	$12,058	$11,808	$64,478	$800

Debt Financing Fees

Debt financing fees are classified within other non-current assets and consist of the following:

September 28, 2014
Balance at beginning of year	$2,093
Amounts recorded related to debt modification	182
Amortization charged to interest expense	(112)
Balance at end of period	$2,163

Interest Expense

Interest expense consists of the following:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
Interest on ABL Facility	$860	$836
Other	48	56
Subtotal	908	892
Reclassification adjustment for interest rate swap	104	155
Amortization of debt financing fees	112	107
Mark-to-market adjustment for interest rate swap	(258)	140
Interest capitalized to property, plant and equipment, net	(47)	(42)
Subtotal	(89)	360
Total interest expense	$819	$1,252

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

13. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	September 28, 2014	June 29, 2014
Supplemental post-employment plan	$3,272	$3,173
Contingent consideration	1,666	2,026
Uncertain tax positions	1,124	1,101
Interest rate swap	105	363
Other	1,216	886
Total other long-term liabilities	$7,383	$7,549

The Company maintains an unfunded supplemental post-employment plan for certain management employees. Each employee’s account is credited annually based upon a percentage of the participant’s base salary, with each participant’s balance adjusted quarterly to reflect returns based upon a stock market index. Amounts are paid to participants only after termination of employment. Expenses recorded for this plan for the quarters ended September 28, 2014 and September 29, 2013 were $99 and $185, respectively.

Contingent consideration represents the present value of the long-term portion of contingent payments associated with the Company’s December 2013 acquisition of Dillon’s draw winding business, described in “Note 4. Acquisition” and “Note 17. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities.”

Other primarily includes certain retiree and post-employment medical and disability liabilities and deferred incentives.

14. Income Taxes

The effective income tax rates for the three months ended September 28, 2014 and September 29, 2013 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be impacted over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currency exchange rates in relation to the U.S. Dollar. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

The Company’s income tax provision for the three months ended September 28, 2014 and September 29, 2013 resulted in tax expense of $4,161 and $5,751 with an effective tax rate of 38.4% and 40.0%, respectively. The effective income tax rate for each period is higher than the U.S. statutory rate due to the impact of state and local taxes, the timing of the Company’s recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance and losses in tax jurisdictions for which no tax benefit could be recognized.

As of September 28, 2014, the Company’s valuation allowance was $18,909 and includes $15,517 for reserves against certain domestic deferred tax assets primarily related to equity investments and foreign tax credits, as well as $3,392 for reserves against certain deferred tax assets of the Company’s foreign subsidiaries that are primarily related to net operating loss carryforwards and equity investments. The Company’s valuation allowance as of June 29, 2014 was $18,615.

There have been no significant changes in the Company’s liability for uncertain tax positions since June 29, 2014. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. Management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.

The Company and its domestic subsidiaries file a consolidated federal income tax return, as well as income tax returns in numerous state and foreign jurisdictions. The tax years subject to examination vary by jurisdiction. The Company regularly assesses the outcomes of both completed and ongoing examinations to ensure that the Company’s provision for income taxes is sufficient. Currently, the Company is subject to income tax examinations for U.S. federal income taxes for tax years 2011 through 2014, for foreign income taxes for tax years 2008 through 2014, and for state and local income taxes for tax years 2009 through 2014. The U.S. federal tax returns and state tax returns filed for the 2011 through 2013 tax years have utilized carryforward tax attributes generated in prior tax years, including net operating losses, which could potentially be revised upon examination.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

15. Shareholders’ Equity

During fiscal year 2014, the Company completed its repurchase of shares under its $50,000 stock repurchase program that had been approved by the Board on January 22, 2013 (the “2013 SRP”). On April 23, 2014, the Board approved a new stock repurchase program (the “2014 SRP”) to acquire up to an additional $50,000 of the Company’s common stock. Under the 2014 SRP (as was the case under the 2013 SRP), the Company has been authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times and prices and in such manner as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases, if any, are expected to be financed through cash generated from operations and borrowings under the Company’s ABL Revolver, and are subject to applicable limitations and restrictions as set forth in the ABL Facility. The 2014 SRP has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases. The Company may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

The following table summarizes the Company’s repurchases and retirements of its common stock under the 2013 SRP and the 2014 SRP.

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Approximate Dollar Value that May Yet Be Repurchased Under the 2014 SRP
Fiscal year 2013	1,068	$18.08
Fiscal year 2014	1,524	$23.96
Fiscal year 2015 (through September 28, 2014)	149	$28.00
Total	2,741	$21.89	$40,011

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

No dividends were paid during the three months ended September 28, 2014 or in the previous two fiscal years.

16. Stock-based Compensation

On October 23, 2013, the Company’s shareholders approved the Unifi, Inc. 2013 Incentive Compensation Plan (the “2013 Plan”). The 2013 Plan replaced the 2008 Unifi, Inc. Long-Term Incentive Plan (the “2008 LTIP”). No additional awards will be granted under the 2008 LTIP; however, prior awards outstanding under the 2008 LTIP remain subject to that plan’s provisions. The 2013 Plan authorized the issuance of 1,000 shares of common stock, subject to certain increases in the event outstanding awards under the 2008 LTIP expire, are forfeited or otherwise terminate unexercised.

Stock options

During the quarters ended September 28, 2014 and September 29, 2013, the Company granted stock options to purchase 150 and 92 shares of common stock, respectively, to certain key employees. The stock options vest ratably over the required three-year service period and have ten-year contractual terms. For the quarters ended September 28, 2014 and September 29, 2013, the weighted average exercise price of the options was $27.38 and $22.22 per share, respectively. The Company used the Black-Scholes model to estimate the weighted average grant date fair value of $17.31 and $14.63 per share, respectively.

For options granted, the valuation models used the following assumptions:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
Expected term (years)	7.3	7.5
Risk-free interest rate	2.2%	2.1%
Volatility	62.6%	65.9%
Dividend yield	—	—

The Company uses historical data to estimate the expected term and volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the options.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

A summary of stock option activity for the quarter ended September 28, 2014 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 29, 2014	800	$9.77
Granted	150	$27.38
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding at September 28, 2014	950	$12.56	6.3	$13,064
Vested and expected to vest as of September 28, 2014	942	$12.46	6.3	$13,045
Exercisable at September 28, 2014	684	$8.58	5.3	$12,002

At September 28, 2014, 13 non-vested options are subject to a market condition that vests the options on the date that the closing price of the Company’s common stock on the New York Stock Exchange has been at least $30 per share for thirty consecutive trading days. As of June 29, 2014, 14 options subject to a similar market condition at a threshold of $24 per share were vested and remain outstanding. The weighted average exercise price of such 27 options subject to a market condition is $8.16.

At September 28, 2014, the remaining unrecognized compensation cost related to unvested stock options was $2,756, which is expected to be recognized over a weighted average period of 2.6 years.

For the quarters ended September 28, 2014 and September 29, 2013, the total intrinsic value of options exercised was $0, and $4,442, respectively. The amount of cash received from the exercise of options was $0 and $2,373 and the tax benefit realized from stock options exercised was $0 and $1,759 for the quarters ended September 28, 2014 and September 29, 2013, respectively.

Restricted stock units

No RSUs were granted during the quarter ended September 28, 2014.

During the quarter ended September 29, 2013, the Company granted 22 restricted stock units (“RSUs”) to certain key employees. The RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company stock until such RSUs have vested and been distributed to the grantee in the form of Company stock. The RSUs vest over a three-year period, and will be converted into an equivalent number of shares of stock (for distribution to the grantee) on each vesting date, unless the grantee has elected to defer the receipt of the shares of stock until separation from service. If, after the first anniversary of the grant date and prior to the final vesting date, the grantee has a separation from service without cause for any reason other than the employee’s resignation, the remaining unvested RSUs will become fully vested and will be converted to an equivalent number of shares of stock and issued to the grantee. The Company estimated the fair value of the awards granted during the quarter ended September 29, 2013 to be $22.08 per RSU.

The Company estimates the fair value of RSUs based on the market price of the Company’s common stock at the award grant date.

A summary of the RSU activity for the quarter ended September 28, 2014 is as follows:

	Non-vested	Weighted Average Grant Date Fair Value	Vested	Total	Weighted Average Grant Date Fair Value
Outstanding at June 29, 2014	49	$16.11	152	201	$14.19
Granted	—	$—	—	—	$—
Vested	(28)	$14.47	28	—	$14.47
Converted	—	$—	—	—	$—
Forfeited	—	$—	—	—	$—
Outstanding at September 28, 2014	21	$18.35	180	201	$14.19

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

At September 28, 2014 the number of RSUs vested and expected to vest was 201 with an aggregate intrinsic value of $5,255. The aggregate intrinsic value of the 180 vested RSUs at September 28, 2014 was $4,711.

The remaining unrecognized compensation cost related to the unvested RSUs at September 28, 2014 is $175, which is expected to be recognized over a weighted average period of 1.7 years.

For the quarters ended September 28, 2014 and September 29, 2013, the total intrinsic value of RSUs converted was $0 and $696, respectively. The tax benefit realized from the conversion of RSUs was $0 and $275 for the quarters ended September 28, 2014 and September 29, 2013, respectively.

Summary

The total cost charged against income related to all stock-based compensation arrangements was as follows:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
Stock options	$464	$156
RSUs	62	103
Total compensation cost	$526	$259

The total income tax benefit recognized for stock-based compensation was $101 and $75 for the quarters ended September 28, 2014 and September 29, 2013, respectively.

As of September 28, 2014, total unrecognized compensation costs related to all unvested stock-based compensation arrangements was $2,931. The weighted average period over which these costs are expected to be recognized is 2.6 years.

As of September 28, 2014, a summary of the number of securities remaining available for future issuance under equity compensation plans is as follows:

Authorized under the 2013 Plan	1,000
Plus: Awards expired, forfeited or otherwise terminated unexercised from the 2008 LTIP	—
Less: Service-condition options granted	(155)
Less: RSUs granted to non-employee directors	(25)
Available for issuance under the 2013 Plan	820

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

Foreign currency forward contracts

The Company may enter into foreign currency forward contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases which are denominated in currencies that are not its functional currency. Foreign currency forward contracts are not designated as hedges by the Company and are marked to market each period and offset by the foreign exchange (gains) losses included in other operating expense, net resulting from the underlying exposures of the foreign currency denominated assets and liabilities. As of September 28, 2014, there were no outstanding foreign currency forward contracts.

Interest rate swap

On May 18, 2012, the Company entered into a five year, $50,000 interest rate swap with Wells Fargo to provide a hedge against the variability of cash flows related to LIBOR-based variable rate borrowings under the Company’s ABL Revolver and ABL Term Loan. It increased to $85,000 in May 2013 (when certain other interest rate swaps terminated) and decreases $5,000 per quarter beginning in August 2013 until the balance again reaches $50,000 in February 2015, where it will remain through the life of the instrument. This interest rate swap allows the Company to fix LIBOR at 1.06% and terminates on May 24, 2017. At September 28, 2014, the notional amount of the interest rate swap was $60,000.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

On November 26, 2012, the Company de-designated the interest rate swap as a cash flow hedge. For the first quarters of fiscal years 2015 and 2014, the Company reclassified pre-tax unrealized losses of $104 and $155 from accumulated other comprehensive loss to interest expense, respectively. The Company expects to reclassify additional losses of $276 during the next twelve months. The Company has recognized a pre-tax unrealized marked to market gain of $258 and a loss of $140 within interest expense for the three months ended September 28, 2014 and September 29, 2013, respectively related to this interest rate swap. See “Note 18. Accumulated Other Comprehensive Loss” for further discussion of the reclassifications of unrealized losses from accumulated other comprehensive loss.

Contingent consideration

On December 2, 2013, the Company acquired certain assets in a business combination with Dillon and recorded a contingent consideration liability, as described in “Note 4. Acquisition.” The fair value of the contingent consideration is measured at each reporting period using a discounted cash flow methodology based on inputs not observable in the market (Level 3 classification in the fair value hierarchy). The inputs to the discounted cash flow model include the estimated payments through the term of the agreement based on an agreed-upon definition and schedule, adjusted to risk-neutral estimates using a market price of risk factor which considers relevant metrics of comparable entities, discounted using an observable cost of debt over the term of the estimated payments. Any change in the fair value from either the passage of time or events occurring after the acquisition date is recorded in other operating expense, net. As of September 28, 2014, the inputs and assumptions used to develop the fair value measurement have not changed since the acquisition date.

A reconciliation of the changes in the fair value follows:

Contingent consideration as of June 29, 2014	$2,563
Change in fair value	75
Payment	(289)
Contingent consideration as of September 28, 2014	$2,349

Based on the present value of the expected future payments, $683 is reflected in accrued expenses and $1,666 is reflected in other long-term liabilities.

The Company’s financial assets and liabilities accounted for at fair value on a recurring basis and the level within the fair value hierarchy used to measure these items are as follows:

As of September 28, 2014	Notional Amount		USD Equivalent	Balance Sheet Location	Fair Value Hierarchy	Fair Value
Foreign currency contracts	EUR	—	—	Other current assets	Level 2	—
Interest rate swap	USD	$60,000	$60,000	Other long-term liabilities	Level 2	$105
Contingent consideration		—	—	Accrued expenses and other long-term liabilities	Level 3	$2,349

As of June 29, 2014	Notional Amount		USD Equivalent	Balance Sheet Location	Fair Value Hierarchy	Fair Value
Foreign currency contracts	EUR	495	$668	Other current assets	Level 2	$7
Interest rate swap	USD	$65,000	$65,000	Other long-term liabilities	Level 2	$363
Contingent consideration		—	—	Accrued expenses and other long-term liabilities	Level 3	$2,563

(EUR represents the Euro)

Estimates for the fair value of the Company’s foreign currency forward contracts and interest rate swaps are obtained from month-end market quotes for contracts with similar terms.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

The effect of marked to market hedging derivative instruments was as follows:

		For the Three Months Ended
Derivatives not designated as hedges	Classification	September 28, 2014	September 29, 2013
Foreign exchange contracts	Other operating expense, net	$7	$(6)
Interest rate swap	Interest expense	(258)	140
Total (gain) loss recognized in income		$(251)	$134

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

There were no transfers into or out of the levels of the fair value hierarchy for the three months ended September 28, 2014.

Non-Financial Assets and Liabilities

The Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

18. Accumulated Other Comprehensive Loss

The components and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain On Interest Rate Swap	Accumulated Other Comprehensive Loss
Balance at June 29, 2014	$(4,241)	$(378)	$(4,619)
Other comprehensive (loss) income, net of tax	(7,041)	104	(6,937)
Balance at September 28, 2014	$(11,282)	$(274)	$(11,556)

A summary of the pre-tax, tax and after-tax effects of the components of other comprehensive loss for the quarters ended September 28, 2014 and September 29, 2013 is provided as follows:

	For the Three Months Ended September 28, 2014
	Pre-tax	Tax	After-tax
Other comprehensive loss:
Foreign currency translation adjustments	$(7,041)	$—	$(7,041)
Reclassification adjustment on interest rate swap included in net income	104	—	104
Other comprehensive loss	$(6,937)	$—	$(6,937)

	For the Three Months Ended September 29, 2013
	Pre-tax	Tax	After-tax
Other comprehensive loss:
Foreign currency translation adjustments	$(322)	$—	$(322)
Reclassification adjustment on interest rate swap included in net income	155	—	155
Other comprehensive loss	$(167)	$—	$(167)

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

19. Computation of Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
Basic EPS
Net income attributable to Unifi, Inc.	$7,077	$8,870
Weighted average common shares outstanding	18,289	19,264
Basic EPS	$0.39	$0.46

Diluted EPS
Net income attributable to Unifi, Inc.	$7,077	$8,870

Weighted average common shares outstanding	18,289	19,264
Net potential common share equivalents – stock options and RSUs	601	900
Adjusted weighted average common shares outstanding	18,890	20,164
Diluted EPS	$0.37	$0.44

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	177	86

Excluded from the calculation of diluted shares:
Unvested options that vest upon achievement of certain market conditions	13	27

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

20. Other Operating Expense, Net

Other operating expense, net consists of the following:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
Operating expenses for Renewables	$1,002	$624
Foreign currency transaction losses	313	94
Accretion of contingent consideration	75	—
Net loss on sale or disposal of assets	—	41
Restructuring charges, net	—	896
Other, net	71	(31)
Other operating expense, net	$1,461	$1,624

Operating expenses for Renewables include amounts incurred for employee costs, land and equipment rental costs, contract labor, freight costs, fuel, operating supplies, product testing, and administrative costs. Operating expenses for Renewables also includes $98 and $80 of depreciation and amortization expenses for the three months ended September 28, 2014 and September 29, 2013, respectively.

The components of restructuring charges, net consist of the following:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
Severance	$—	$666
Equipment relocation and reinstallation costs	—	230
Total restructuring charges, net	$—	$896

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Severance

On May 14, 2013, the Company and one of its executive officers entered into a severance agreement that provides severance and certain other benefits through November 2014. On August 12, 2013, the Company and another of its executive officers entered into a severance agreement that provides severance payments through November 2014 and certain other benefits through the earlier of his new employment, gainful self-employment or December 2014. The table below presents changes to the severance reserves for the three months ended September 28, 2014:

	Balance June 29, 2014	Charged to expense	Charged to other accounts	Payments	Adjustments	Balance September 28, 2014
Accrued severance	$374	—	—	(217)	—	$157

Equipment Relocation and Reinstallation Costs

During the first quarter of fiscal year 2014, the Company dismantled and relocated certain polyester draw warping equipment from Monroe, North Carolina to a Burlington, North Carolina facility. The Company also dismantled and relocated certain polyester texturing and twisting equipment between locations in North Carolina and El Salvador. The costs incurred for the relocation of equipment were charged to restructuring expense within the Polyester Segment.

21. Investments in Unconsolidated Affiliates and Variable Interest Entities

Parkdale America, LLC

In June 1997, the Company and Parkdale Mills, Inc. (“Mills”) entered into a Contribution Agreement that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air-jet spinning technologies to create Parkdale America, LLC (“PAL”). In exchange for its contribution, the Company received a 34% ownership interest in PAL, which is accounted for using the equity method of accounting. Effective January 1, 2012, Mills’ interest in PAL was assigned to Parkdale Incorporated. PAL is a limited liability company treated as a partnership for income tax reporting purposes. PAL is a producer of cotton and synthetic yarns for sale to the textile industry and apparel market, both foreign and domestic. PAL has 13 manufacturing facilities located primarily in the southeast region of the U.S. and in Mexico. According to its most recently issued audited financial statements, PAL’s five largest customers accounted for approximately 74% of total revenues and 78% of total gross accounts receivable outstanding. As PAL’s fiscal year end is the Saturday nearest to December 31 and its results are considered significant, the Company files an amendment to each Annual Report on Form 10-K on or before 90 days subsequent to PAL’s fiscal year end to provide PAL’s audited financial statements for PAL’s most recent fiscal year. The Company filed an amendment to its Annual Report on Form 10-K for the fiscal year ended June 30, 2013 on March 27, 2014 to provide PAL’s audited financial statements for PAL’s fiscal year ended December 28, 2013. The Company will file an amendment to the 2014 Form 10-K on or before April 3, 2015 to provide PAL’s audited financial statements for PAL’s fiscal year ending January 3, 2015.

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

PAL is subject to price risk related to anticipated fixed-price yarn sales. To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices in order to protect the gross margin of fixed-priced yarn sales. The derivative instruments used are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy. As of September 2014, PAL had no futures contracts designated as cash flow hedges.

As of September 28, 2014, the Company’s investment in PAL was $99,322 and reflected within investments in unconsolidated affiliates in the condensed consolidated balance sheets. The reconciliation between the Company’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of September 28, 2014	$117,710
Initial excess capital contributions	53,363
Impairment charge recorded by the Company in 2007	(74,106)
Anti-trust lawsuit against PAL in which the Company did not participate	2,652
EAP adjustments	(297)
Investment as of September 28, 2014	$99,322

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

On August 28 2014, PAL acquired the remaining 50% ownership interest in a yarn manufacturer based in Mexico in which PAL was historically a 50% member. The acquisition is expected to increase PAL’s regional manufacturing capacity and expand its product offerings and customer base. PAL has accounted for the transaction as a business combination under the acquisition method, recognizing the assets acquired and liabilities assumed at their respective provisional fair values as of the acquisition date. The Company and PAL concluded that the acquisition did not represent a material business combination. PAL has recognized provisional amounts in its initial accounting for the acquisition for all identified assets and liabilities. The Company and PAL will continue to review the acquisition accounting during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the assets or liabilities initially recognized, as well as any additional assets or liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts. The acquisition accounting is incomplete, primarily pending final real estate and other asset valuations, along with a comprehensive assessment of the impact on income taxes.

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

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNF America. The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates. As of September 28, 2014, the Company’s open purchase orders related to this agreement were $3,182.

The Company’s raw material purchases under this supply agreement consist of the following:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
UNF	$788	$3,179
UNF America	6,768	5,986
Total	$7,556	$9,165

As of September 28, 2014 and June 29, 2014, the Company had combined accounts payable due to UNF and UNF America of $3,225 and $3,966, respectively.

The Company has determined that UNF and UNF America are variable interest entities (“VIEs”) and has also determined that the Company is the primary beneficiary of these entities, based on the terms of the supply agreement. As a result, these entities should be consolidated in the Company’s financial results. As the Company purchases substantially all of the output from the two entities, the two entities’ balance sheets constitute 3% or less of the Company’s current assets, total assets and total liabilities, and such balances are not expected to comprise a larger portion in the future, the Company has not included the accounts of UNF and UNF America in its consolidated financial statements. As of September 28, 2014, the Company’s combined investments in UNF and UNF America were $3,489 and are shown within investments in unconsolidated affiliates in the Condensed Consolidated Balance Sheets. The financial results of UNF and UNF America are included in the Company’s financial statements with a one month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with the Company’s accounting policy. Other than the supply agreement discussed above, the Company does not provide any other commitments or guarantees related to either UNF or UNF America.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Condensed balance sheet and income statement information for the Company’s unconsolidated affiliates is presented in the following tables. As PAL is defined as significant, its information is separately disclosed.

	As of September 28, 2014
	PAL	Other	Total
Current assets	$242,872	$11,005	$253,877
Noncurrent assets	163,906	540	164,446
Current liabilities	55,274	4,881	60,155
Noncurrent liabilities	5,298	—	5,298
Shareholders’ equity and capital accounts	346,206	6,664	352,870

The Company’s portion of undistributed earnings	28,657	915	29,572

	As of June 29, 2014
	PAL	Other	Total
Current assets	$248,651	$9,187	$257,838
Noncurrent assets	143,720	3,065	146,785
Current liabilities	50,696	5,437	56,133
Noncurrent liabilities	5,432	—	5,432
Shareholders’ equity and capital accounts	336,243	6,815	343,058

	For the Three Months Ended September 28, 2014
	PAL	Other	Total
Net sales	$206,236	$7,360	$213,596
Gross profit	10,969	655	11,624
Income from operations	6,814	293	7,107
Net income	9,964	339	10,303
Depreciation and amortization	7,208	25	7,233

Cash received by PAL under EAP program	4,301	—	4,301
Earnings recognized by PAL for EAP program	4,901	—	4,901

Distributions received	—	—	—

As of the end of PAL’s fiscal September 2014 period, PAL’s amount of deferred revenues related to the EAP program was $0.

	For the Three Months Ended September 29, 2013
	PAL	Other	Total
Net sales	$222,537	$8,540	$231,077
Gross profit	20,090	926	21,016
Income from operations	16,572	488	17,060
Net income	17,340	528	17,868
Depreciation and amortization	7,082	25	7,107

Cash received by PAL under EAP program	4,183	—	4,183
Earnings recognized by PAL for EAP program	9,079	—	9,079

Distributions received	2,559	—	2,559

As of the end of PAL’s fiscal September 2013 period, PAL’s amount of deferred revenues related to the EAP program was $3,766.

22. Commitments and Contingencies

Collective Bargaining Agreements

While employees of the Company’s foreign operations are generally unionized, none of the Company’s domestic labor force is currently covered by a collective bargaining agreement.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

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

Operating Leases

The Company routinely leases sales and administrative office space, warehousing and distribution centers, manufacturing space, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties. In addition, Renewables leases farm land for use in growing FREEDOM® Giant Miscanthus (“FGM”). Currently, the Company does not sub-lease any of its leased property.

23. Related Party Transactions

For details regarding the nature of certain related party relationships, see “Note 25. Related Party Transactions” included in the 2014 Form 10-K. There were no new related party transactions during the three months ended September 28, 2014.

Related party receivables consist of the following:

	September 28, 2014	June 29, 2014
Cupron, Inc.	$67	$1
Salem Global Logistics, Inc.	9	12
Dillon Yarn Corporation	—	4
Total related party receivables (included within receivables, net)	$76	$17

Related party payables consist of the following:

	September 28, 2014	June 29, 2014
Cupron, Inc.	$402	$525
Salem Leasing Corporation	283	272
Dillon Yarn Corporation	159	131
Total related party payables (included within accounts payable)	$844	$928

Related party transactions consist of the following:

		For the Three Months Ended
Affiliated Entity	Transaction Type	September 28, 2014	September 29, 2013
Dillon Yarn Corporation	Yarn purchases	$575	$887
Dillon Yarn Corporation	Sales	1	855

Salem Leasing Corporation	Transportation equipment costs	950	915
Salem Global Logistics, Inc.	Freight services	69	—

Cupron, Inc.	Sales	341	26
Invemed Associates LLC	Brokerage services	2	4

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

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

Selected financial information for the Polyester, Nylon and International Segments is presented below:

	For the Three Months Ended September 28, 2014
	Polyester	Nylon	International	Total
Net sales	$92,978	$44,710	$36,494	$174,182
Cost of sales	82,523	39,523	31,181	153,227
Gross profit	10,455	5,187	5,313	20,955
Selling, general and administrative expenses	6,806	2,270	2,210	11,286
Other operating expenses	26	16	21	63
Segment operating profit	$3,623	$2,901	$3,082	$9,606

	For the Three Months Ended September 29, 2013
	Polyester	Nylon	International	Total
Net sales	$93,562	$39,715	$35,392	$168,669
Cost of sales	83,202	35,021	30,461	148,684
Gross profit	10,360	4,694	4,931	19,985
Selling, general and administrative expenses	6,035	2,050	2,029	10,114
Restructuring charges	230	—	—	230
Segment operating profit	$4,095	$2,644	$2,902	$9,641

The reconciliations of segment operating profit to consolidated income before income taxes are as follows:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
Polyester	$3,623	$4,095
Nylon	2,901	2,644
International	3,082	2,902
Segment operating profit	9,606	9,641
Provision (benefit) for bad debts	591	(38)
Other operating expense, net	1,398	1,394
Operating income	7,617	8,285
Interest income	(317)	(1,214)
Interest expense	819	1,252
Equity in earnings of unconsolidated affiliates	(3,721)	(6,123)
Income before income taxes	$10,836	$14,370

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
Polyester	$3,025	$2,749
Nylon	501	744
International	756	728
Segment depreciation and amortization expense	4,282	4,221
Depreciation and amortization included in other operating expense, net	98	80
Amortization included in interest expense	112	107
Depreciation and amortization expense	$4,492	$4,408

Segment other adjustments for each of the reportable segments consist of the following:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
Polyester	$122	$2
Nylon	43	(157)
International	—	60
Segment other adjustments	$165	$(95)

Segment other adjustments may include items such as severance charges, restructuring charges and recoveries, start-up costs, and other adjustments necessary to understand and compare the underlying results of the segment.

Segment Adjusted Profit for each of the reportable segments consists of the following:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
Polyester	$6,796	$7,076
Nylon	3,461	3,231
International	3,859	3,690
Segment Adjusted Profit	$14,116	$13,997

Intersegment sales for each of the reportable segments consist of the following:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
Polyester	$123	$5
Nylon	5	73
International	30	99
Intersegment sales	$158	$177

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
Polyester	$6,602	$4,392
Nylon	194	571
International	506	656
Segment capital expenditures	7,302	5,619
Unallocated corporate capital expenditures	81	72
Capital expenditures	$7,383	$5,691

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

The reconciliations of segment total assets to consolidated total assets are as follows:

	September 28, 2014	June 29, 2014
Polyester	$197,689	$192,697
Nylon	71,711	75,397
International	77,317	81,604
Segment total assets	346,717	349,698
All other current assets	3,751	2,549
Unallocated corporate PP&E	12,006	12,250
All other non-current assets	5,248	5,341
Investments in unconsolidated affiliates	102,811	99,229
Total assets	$470,533	$469,067

Geographic Data:

Geographic information for net sales is as follows:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
U.S.	$127,003	$123,727
Brazil	30,007	30,313
All Other Foreign	17,172	14,629
Total	$174,182	$168,669

The information for net sales is based on the operating locations from where the items were produced or distributed. Export sales from the Company’s U.S. operations to external customers were $27,173 and $23,256 for the three months ended September 28, 2014 and September 29, 2013, respectively.

Geographic information for long-lived assets is as follows:

	September 28, 2014	June 29, 2014
U.S.	$219,713	$215,910
Brazil	10,522	12,188
All Other Foreign	7,345	7,413
Total	$237,580	$235,511

Long-lived assets are comprised of property, plant and equipment, net, intangible assets, net, investments in unconsolidated affiliates and other non-current assets.

Geographic information for total assets is as follows:

	September 28, 2014	June 29, 2014
U.S.	$367,964	$362,510
Brazil	65,926	70,581
All Other Foreign	36,643	35,976
Total	$470,533	$469,067

25. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
Interest, net of capitalized interest	$870	$858
Income taxes, net of refunds	3,508	2,144

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by the Company in both U.S. and foreign jurisdictions.

Non-Cash Investing and Financing Activities

As of September 28, 2014 and June 29, 2014, $1,395 and $5,023, respectively, were included in accounts payable for unpaid capital expenditures.

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in the 2014 Form 10-K. Our discussions here focus on our results during, or as of, the first quarter of fiscal year 2015, and the comparable period of fiscal year 2014, and, to the extent applicable, any material changes from the information discussed in the 2014 Form 10-K or other important intervening developments or information. These discussions should be read in conjunction with the 2014 Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which we discuss in detail under Item 1 of the 2014 Form 10-K. Important factors currently known to management that could cause actual results to differ materially from those forward-looking statements include risks and uncertainties associated with economic conditions in the textile industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the 2014 Form 10-K, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Overview and Significant General Matters

The Company remains committed to making improvements to its core business, growing the market for its value-added products, and generating positive cash flow from operations to fund select strategic growth opportunities and potential repurchases under the Company's stock repurchase program. The Company’s core strategies include: continuously improving all operational and business processes; enriching our product mix by aggressively growing our PVA products and increasing our market share of compliant yarns; deriving value from sustainability based initiatives, including polyester and nylon recycling; increasing sales in global growth markets, including Central America, Brazil, and China; and maintaining our beneficial joint venture relationships. The Company expects to continue to focus on these strategies through investments in select product and geographic growth opportunities related to its core business.

Significant highlights for the September 2014 quarter include the following items, each of which is discussed in more detail below:

●

Net income for the first quarter of fiscal year 2015 was $7,077, or $0.39 per basic share, on net sales of $174,182, compared to net income of $8,870, or $0.46 per basic share, on net sales of $168,669 for the September 2013 quarter.

●	Gross margin increased by 20 basis points despite larger than anticipated manufacturing variances related to the Company’s summer shutdown schedule.

●	Adjusted EBITDA (as defined below) was $14,187 for the first quarter versus $14,481 for the prior year first quarter.

●	Repurchase of 149 shares, at an average per share price of $28.00, under the 2014 SRP.

●	Completion of a new long-term supply agreement with Hanesbrands, Inc., which will be in effect through June 30, 2018.

●	Execution of a Fifth Amendment to the Company’s Credit Agreement, which increased the ABL Term Loan by $22,000 to $90,000.

Key Performance Indicators

The Company continuously reviews performance indicators to measure its success. The following are the key indicators management uses to assess performance of the Company’s business:

●	sales volume for the Company and for each of its reportable segments;

●	unit conversion margin, which represents unit net sales price less unit raw material costs, for the Company and for each of its reportable segments; and

●	gross profit and gross margin for the Company and for each of its reportable segments.

Results of Operations

First Quarter of Fiscal Year 2015 Compared to First Quarter of Fiscal Year 2014

Consolidated Overview

The components of net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts are presented in the table below.

	For the Three Months Ended
	September 28, 2014		September 29, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$174,182	100.0	$168,669	100.0	3.3
Cost of sales	153,227	88.0	148,684	88.2	3.1
Gross profit	20,955	12.0	19,985	11.8	4.9
Selling, general and administrative expenses	11,286	6.5	10,114	6.0	11.6
Provision (benefit) for bad debts	591	0.3	(38)	—	—
Other operating expense, net	1,461	0.8	1,624	0.9	(10.0)
Operating income	7,617	4.4	8,285	4.9	(8.1)
Interest expense, net	502	0.3	38	—	—
Equity in earnings of unconsolidated affiliates	(3,721)	(2.1)	(6,123)	(3.6)	(39.2)
Income before income taxes	10,836	6.2	14,370	8.5	(24.6)
Provision for income taxes	4,161	2.4	5,751	3.4	(27.6)
Net income including non-controlling interest	6,675	3.8	8,619	5.1	(22.6)
Less: net (loss) attributable to non-controlling interest	(402)	(0.3)	(251)	(0.2)	60.2
Net income attributable to Unifi, Inc.	$7,077	4.1	$8,870	5.3	(20.2)

Consolidated Net Sales

Net sales for the September 2014 quarter increased by $5,513, or 3.3%, as compared to the prior year September quarter. The increase was driven by (i) higher sales volumes in the Nylon and International Segments and (ii) improved pricing for the Polyester Segment as a result of mix enrichment efforts.

Consolidated sales volume is essentially unchanged from the prior year quarter as the volume increases in our Nylon and International Segments were offset by declines in the Polyester Segment. The Nylon Segment volume improvement is mainly due to increases in covered yarn sales to the legwear and apparel markets. The volume increase in the International Segment is due to higher volumes in China, where market conditions have improved and where we have recently started shipping under several new PVA sales programs.

Consolidated Gross Profit

Gross profit for the September 2014 quarter increased by $970, or 4.9%, as each of our three reportable segments had an increase in gross profit. Gross profit increased due to the aforementioned increases in sales volumes and improved margins related to mix enrichment. These gains were partially offset by higher manufacturing variances recognized in our Polyester Segment, due to the timing of our summer shutdown schedules.

Polyester Segment

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Three Months Ended
	September 28, 2014		September 29, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$92,978	100.0	$93,562	100.0	(0.6)
Cost of sales	82,523	88.8	83,202	88.9	(0.8)
Gross profit	$10,455	11.2	$10,360	11.1	0.9

A reconciliation of the changes in net sales from the first quarter of fiscal year 2014 to the first quarter of fiscal year 2015 for the Polyester Segment is as follows:

Net sales for the first quarter of fiscal year 2014	$93,562
Decrease in sales volumes	(2,789)
Improved pricing and mix	1,593
Acquisition of draw winding business	612
Net sales for the first quarter of fiscal year 2015	$92,978

The overall decrease in net sales is primarily attributable to a decrease in volumes due to a shift away from commodity-based to value-added product offerings, lower chip sales and a finer-denier sales mix. These decreases were partially offset by (i) improved pricing and mix as a result of the shift to higher-margin value-added products and (ii) the acquisition of a draw winding business in December 2013.

A reconciliation of the changes in gross profit from the first quarter of fiscal year 2014 to the first quarter of fiscal year 2015 for the Polyester Segment is as follows:

Gross profit for the first quarter of fiscal year 2014	$10,360
Improvements in underlying operating margins	1,510
Decrease due to unfavorable manufacturing variances	(735)
Decrease in sales volumes	(433)
Increase in depreciation expense	(247)
Gross profit for the first quarter of fiscal year 2015	$10,455

The increase in gross profit was primarily a result of higher operating margins driven by increased PVA sales, despite margins being negatively impacted by (i) higher manufacturing variances recognized in the current year quarter related to the timing of the July 4th holiday shutdown schedule, (ii) the decrease in sales volumes, and (iii) higher depreciation expense.

Polyester Segment net sales and gross profit as a percentage of total consolidated amounts were 53.4% and 49.9% for the first quarter of fiscal year 2015, compared to 55.5% and 51.8% for the first quarter of fiscal year 2014, respectively.

Nylon Segment

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Three Months Ended
	September 28, 2014		September 29, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$44,710	100.0	$39,715	100.0	12.6
Cost of sales	39,523	88.4	35,021	88.2	12.9
Gross profit	$5,187	11.6	$4,694	11.8	10.5

A reconciliation of the changes in net sales from the first quarter of fiscal year 2014 to the first quarter of fiscal year 2015 for the Nylon Segment is as follows:

Net sales for the first quarter of fiscal year 2014	$39,715
Increase in sales volumes	5,863
Decrease in pricing and mix	(868)
Net sales for the first quarter of fiscal year 2015	$44,710

The increase in net sales is attributable to covered yarn volume increases in the hosiery, socks and apparel markets, partially offset by lower nylon texturing sales volume and a slight decline in pricing due to sales mix changes within several of the Segment’s product-lines.

A reconciliation of the changes in gross profit from the first quarter of fiscal year 2014 to the first quarter of fiscal year 2015 for the Nylon Segment is as follows:

Gross profit for the first quarter of fiscal year 2014	$4,694
Increase in sales volumes	479
Decrease in depreciation expense	242
Decrease in underlying operating margins	(228)
Gross profit for the first quarter of fiscal year 2015	$5,187

The increase in gross profit was primarily due to the increase in sales volumes and lower depreciation expense, partially offset by lower operating margins due to a changing sales mix.

Nylon Segment net sales and gross profit, as a percentage of total consolidated amounts, were 25.6% and 24.7% for the first quarter of fiscal year 2015, compared to 23.5% and 23.5% for the first quarter of fiscal year 2014, respectively.

International Segment

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Three Months Ended
	September 28, 2014		September 29, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$36,494	100.0	$35,392	100.0	3.1
Cost of sales	31,181	85.4	30,461	86.1	2.4
Gross profit	$5,313	14.6	$4,931	13.9	7.7

A reconciliation of the changes in net sales from the first quarter of fiscal year 2014 to the first quarter of fiscal year 2015 for the International Segment is as follows:

Net sales for the first quarter of fiscal year 2014	$35,392
Increase in sales volumes	1,812
Favorable currency translation effects	138
Decrease in pricing and mix	(848)
Net sales for the first quarter of fiscal year 2015	$36,494

The overall increase in net sales is primarily attributable to an increase in sales volumes for China and Brazil (which includes a shift in sales mix for Brazil to higher volumes of manufactured product and lower volumes of commodity resale yarns) and favorable currency translation effects due to changes in translation rates of the Brazilian Real against the U.S. Dollar. The benefit of increased sales volumes is partially offset by lower pricing attributable to competitive pressures within our commodity business due to low-priced imported textured yarn. Sales volume for our Chinese subsidiary increased as compared to the prior year quarter primarily due to higher sales of REPREVE® filament yarn.

A reconciliation of the changes in gross profit from the first quarter of fiscal year 2014 to the first quarter of fiscal year 2015 for the International Segment is as follows:

Gross profit for the first quarter of fiscal year 2014	$4,931
Increase in sales volumes	233
Improvements in underlying operating margins	165
Favorable currency translation effects	13
Increase in depreciation expense	(29)
Gross profit for the first quarter of fiscal year 2015	$5,313

Higher gross profit results for the Company’s International Segment are attributable to an increase in sales volumes and improved operating margins in Brazil due to lower unit manufacturing costs and increases in certain tax incentives. The Company expects gross profit improvement in China over the next twelve months as it expects to continue to increase volumes under certain sales programs for REPREVE® and Sorbtek® yarns.

International Segment net sales and gross profit as a percentage of total consolidated amounts were 21.0% and 25.4% for the first quarter of fiscal year 2015, compared to 21.0% and 24.7% for the first quarter of fiscal year 2014, respectively.

Consolidated Selling General & Administrative Expenses

A reconciliation of the changes in selling, general and administrative (“SG&A”) expenses from the first quarter of fiscal year 2014 to the first quarter of fiscal year 2015 is as follows:

Selling, general and administrative expenses for the first quarter of fiscal year 2014	$10,114
Increase in consumer marketing and branding expenses	467
Increase in professional fees	249
Increase in non-cash compensation	211
Increase in depreciation and amortization expenses	25
Other, net	220
Selling, general and administrative expenses for the first quarter of fiscal year 2015	$11,286

Total SG&A expenses were higher versus the prior year quarter, with changes among various components, including (as quantified in the table above): (i) an increase in consumer marketing and branding expenses resulting from new promotional agreements, (ii) an increase in professional fees related to out-sourced auxiliary services, (iii) an increase in non-cash compensation primarily due to an increase in the fair value of awards granted in connection with the higher price of the Company’s common stock on the respective grant dates, (iv) an increase in depreciation and amortization expenses and (v) a net increase in offsetting changes among employee costs, currency translation, insurance, and office and facilities expenses.

Consolidated Provision (Benefit) for Bad Debts

Provision (benefit) for bad debts increased $629, from a benefit of $38 for the first quarter of fiscal year 2014 to a provision of $591 for the first quarter of fiscal year 2015. The increase is primarily attributable to the write-off of a customer receivable balance originating in the Company’s Brazilian operations, for which recovery has been deemed unlikely. The Company believes the activity is isolated in nature and magnitude.

Consolidated Other Operating Expense, Net

Other operating expense, net decreased by $163 from $1,624 for the first quarter of fiscal year 2014 to $1,461 for the first quarter of fiscal year 2015. The decrease was driven by a year-over-year decline in restructuring charges of $896. This decrease was partially offset by (i) an increase of $378 for Renewables due to the expansion of Miscanthus crop fields, bedding trials conducted at poultry houses and increased depreciation and amortization expenses, (ii) an increase of $219 in foreign currency transaction losses, primarily attributable to the devaluation of the Brazilian Real, and (iii) a net increase of $136 in other changes, primarily attributable to accretion expense applicable to a contingent consideration liability.

The components of other operating expense, net are further detailed in “Note 20. Other Operating Expense, Net” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Consolidated Interest Expense, Net

Net interest expense increased from $38 for the first quarter of fiscal year 2014 to $502 for the first quarter of fiscal year 2015, and is comprised of interest expense and interest income. Interest expense, net consists of the following:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
Interest on ABL Facility	$860	$836
Other	48	56
Subtotal	908	892
Reclassification adjustment for interest rate swap	104	155
Amortization of debt financing fees	112	107
Mark-to-market adjustment for interest rate swap	(258)	140
Interest capitalized to property, plant and equipment, net	(47)	(42)
Subtotal	(89)	360
Total interest expense	819	1,252
Interest income	(317)	(1,214)
Interest expense, net	$502	$38

The decline in total interest expense was primarily due to a favorable change in the mark-to-market adjustment for an interest rate swap of $398 and a decrease in the other comprehensive income reclassification adjustment of $51. Interest expense on debt obligations increased from $892 to $908 due to an increase in the average debt balance from $97,438 to $107,864, partially offset by a decrease in the average interest rate from 3.5% to 3.3%.

Interest income in the first quarter of fiscal year 2015 relates to earnings recognized on cash equivalents held globally. Interest income in the first quarter of fiscal year 2014 includes a one-time receipt of interest of $1,084 related to the settlement of a judicial claim involving the Company’s Brazilian subsidiary.

Consolidated Earnings from Unconsolidated Affiliates

For the first quarter of fiscal year 2015, the Company generated $10,836 of income before income taxes, of which $3,721 was generated from its investments in unconsolidated affiliates. For the first quarter of fiscal year 2014, the Company generated $14,370 of income before income taxes, of which $6,123 was generated from its investments in unconsolidated affiliates. The Company’s 34% share of PAL’s earnings decreased from $5,915 in the first quarter of fiscal year 2014 to $3,404 in the first quarter of fiscal year 2015, primarily attributable to lower amounts of earnings recognized under the Farm Bill’s economic adjustment assistance program in the current period as compared to the prior year period, lower revenues and lower operating margins. The decrease was partially offset by a bargain purchase gain recognized by PAL from the acquisition of a yarn manufacturer based in Mexico for which PAL previously held a 50% ownership interest. The remaining change of $109 in earnings from unconsolidated affiliates relates to slightly improved operating results for the Company’s two nylon extrusion joint ventures that supply POY to the Company’s Nylon Segment.

Consolidated Income Taxes

The Company’s income tax provision for the quarter ended September 28, 2014 resulted in tax expense of $4,161, with an effective tax rate of 38.4%. The Company’s income tax provision for the quarter ended September 29, 2013 resulted in tax expense of $5,751, with an effective tax rate of 40.0%.

The effective income tax rate for each period is higher than the U.S. statutory rate due to the impact of state and local taxes, the timing of the Company’s recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance and losses in tax jurisdictions for which no tax benefit could be recognized. The decrease in the effective tax rate from 40.0% to 38.4% is primarily driven by changes in income for an unconsolidated affiliate for which the Company maintains a full valuation allowance.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for the first quarter of fiscal year 2015 was $7,077, or $0.39 per basic share, compared to $8,870, or $0.46 per basic share, for the prior year fiscal quarter. As discussed above, the decrease is primarily attributable to increases in selling, general and administrative expenses, provision for bad debts, net interest expense, and lower earnings from unconsolidated affiliates, partially offset by an increase in gross profit and a decrease in provision for income taxes.

Non-GAAP Financial Measures

In addition to the key performance indicators discussed above, management continuously reviews several Non-GAAP financial measures to assess performance of the Company’s business and measure its success, as discussed in detail in the 2014 Form 10-K. These Non-GAAP financial measures include the following:

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

The reconciliations of net income attributable to Unifi, Inc. to EBITDA, Adjusted EBITDA Including Equity Affiliates and Adjusted EBITDA are as follows:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
Net income attributable to Unifi, Inc.	$7,077	$8,870
Provision for income taxes	4,161	5,751
Interest expense, net	502	38
Depreciation and amortization expense	4,341	4,269
EBITDA	16,081	18,928

Non-cash compensation expense	625	414
Operating expenses for Renewables	542	325
Restructuring charges, net	—	896
Foreign currency transaction losses	313	94
Net loss on sale or disposal of assets	—	41
Other, net	347	(94)
Adjusted EBITDA Including Equity Affiliates	17,908	20,604

Equity in earnings of unconsolidated affiliates	(3,721)	(6,123)
Adjusted EBITDA	$14,187	$14,481

The reconciliations of Adjusted EBITDA to Segment Adjusted Profit are as follows:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
Adjusted EBITDA	$14,187	$14,481
Non-cash compensation expense	(625)	(414)
Provision (benefit) for bad debts	591	(38)
Other, net (excluding depreciation)	(37)	(32)
Segment Adjusted Profit	$14,116	$13,997

Segment Adjusted Profit by reportable segment is as follows:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
Polyester	$6,796	$7,076
Nylon	3,461	3,231
International	3,859	3,690
Total Segment Adjusted Profit	$14,116	$13,997

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures, debt service and stock repurchases. The Company’s primary sources of capital are cash generated from operations and borrowings available under its ABL Revolver. For the first quarter of fiscal year 2015, cash generated from operations was $102, and at September 28, 2014, excess availability under the ABL Revolver was $72,475.

As of September 28, 2014, all of the Company’s debt obligations, with the exception of a term loan from one of the Company’s unconsolidated affiliates, were guaranteed by its domestic subsidiaries, while a substantial portion of the Company’s cash and cash equivalents were held by its foreign subsidiaries. As described below, cash and cash equivalents held by our foreign subsidiaries may not be presently available to fund the Company’s domestic capital requirements, including its domestic debt obligations, without potentially incurring incremental taxes due upon their repatriation. The Company employs a variety of tax planning and financing strategies to ensure that its worldwide cash is available in the locations where it is needed. For the Company’s U.S., Brazilian and other foreign subsidiaries, the following table presents a summary of cash and cash equivalents, liquidity, working capital and total debt obligations as of September 28, 2014:

	U.S.	Brazil	All Others	Total
Cash and cash equivalents	$10	$5,909	$9,873	$15,792
Borrowings available under ABL Revolver	72,475	—	—	72,475
Liquidity	$72,485	$5,909	$9,873	$88,267

Working capital	$79,625	$47,264	$24,439	$151,328
Total debt obligations	$110,330	$—	$1,250	$111,580

As of September 28, 2014, all cash and cash equivalents on-hand at the Company’s foreign operations were deemed to be permanently reinvested.  The Company has plans to repatriate $22,001 of future cash flows generated from its operations in Brazil and has recorded a deferred tax liability of $7,700 to reflect the additional income tax that would be due as a result. The Company currently has no plans to repatriate other cash balances held outside the United States. However, if such other balances were to be repatriated, additional tax payments could result. As of September 28, 2014, $31,331 of undistributed earnings of the Company’s foreign subsidiaries was deemed to be permanently reinvested, and any applicable U.S. federal income taxes and foreign withholding taxes have not been provided on these earnings. Computation of the potential tax liabilities associated with unremitted earnings permanently reinvested is not practicable.

Debt Obligations

The following table presents the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rate for borrowings (including the effects of the interest rate swap) as well as the applicable current portion of long-term debt:

		Weighted Average	Principal Amounts as of
	Scheduled Maturity Date	Interest Rate as of September 28, 2014	September 28, 2014	June 29, 2014
ABL Revolver	March 2019	2.2%	$16,300	$26,000
ABL Term Loan	March 2019	3.3%	90,000	68,000
Term loan from unconsolidated affiliate	August 2015	3.0%	1,250	1,250
Capital lease obligations	(1)	(2)	4,030	4,238
Total debt			111,580	99,488
Current portion of long-term debt			(13,347)	(7,215)
Total long-term debt			$98,233	$92,273
(1)	Scheduled maturity dates for capital lease obligations range from January 2017 to November 2027.
(2)	Fixed interest rates for capital lease obligations range from 2.3% to 4.6%.

On May 24, 2012, the Company entered into a credit agreement (the “Credit Agreement”) to establish a $150,000 senior secured credit facility (“ABL Facility”) with Wells Fargo Bank, N.A. and Bank of America, N.A. The ABL Facility has been amended several times, such that it currently has a maturity date of March 28, 2019 and consists of a $100,000 revolving credit facility (“ABL Revolver”) and a $90,000 term loan (“ABL Term Loan”) as a result of the last amendment entered into on August 25, 2014.

The ABL Facility is secured by a first-priority security interest in substantially all owned property and assets (together with proceeds and products) of Unifi, Inc., Unifi Manufacturing, Inc. and certain subsidiary guarantors (the “Loan Parties”). It is also secured by a first-priority security interest in all (or 65% in the case of certain first tier controlled foreign corporations, as required by the lenders) of the stock of (or other ownership interests in) each of the Loan Parties (other than the Company) and certain subsidiaries of the Loan Parties, together with all proceeds and products thereof. The ABL Facility is further secured by a first-priority lien on the Company’s limited liability company membership interest in Parkdale America, LLC (“PAL”).

The Company’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations. ABL Revolver borrowings bear interest at the London Interbank Offer Rate (“LIBOR”) plus an applicable margin of 1.75% to 2.25%, or the Base Rate plus an applicable margin of 0.75% to 1.25%, with interest currently being paid on a monthly basis. The Base Rate means the greater of (i) the prime lending rate as publicly announced from time to time by Wells Fargo, (ii) the Federal Funds Rate plus 0.5%, and (iii) LIBOR plus 1.0%. There is also a monthly unused line fee under the ABL Revolver of 0.25% to 0.375%.

Should excess availability under the ABL Revolver fall below the Trigger Level ($23,750 as of September 28, 2014), a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective. In addition, the ABL Facility contains restrictions on certain payments and investments, including restrictions on the payment of dividends and share repurchases, unless excess availability is greater than the Trigger Level for the thirty-day period prior to the making of such a distribution (as calculated on a pro forma basis as if the payment and any revolving loans made in connection therewith were made on the first day of such period) and the fixed charge coverage ratio is at least 1.0 to 1.0 (as calculated on a pro forma basis as if all such payments made pursuant to the most recent compliance certificate date were made on the last day of the applicable twelve-month period).

As of September 28, 2014, the Company was in compliance with all financial covenants; the excess availability under the ABL Revolver was $72,475; the fixed charge coverage ratio was 8.3 to 1.0; and the Company had $525 of standby letters of credit, none of which have been drawn upon.

Subject to certain provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at the Company’s discretion. Fixed quarterly principal payments on the ABL Term Loan commenced October 1, 2014 in the amount of $2,812.

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal year 2015 and the fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2015	2016	2017	2018	2019	Thereafter
ABL Revolver	$—	$—	$—	$—	$16,300	$—
ABL Term Loan	8,438	11,250	11,250	11,250	47,812	—
Capital lease obligations	632	866	808	558	366	800
Term loan from unconsolidated affiliate	—	1,250	—	—	—	—
Total	$9,070	$13,366	$12,058	$11,808	$64,478	$800

Working Capital

The following table presents a summary of the components of the Company’s Adjusted Working Capital and the reconciliation from Adjusted Working Capital to working capital:

	September 28, 2014	June 29, 2014
Receivables, net	$92,702	$93,925
Inventories	114,024	113,370
Accounts payable	(46,682)	(51,364)
Accrued expenses (1)	(13,964)	(18,487)
Adjusted Working Capital	146,080	137,444
Cash and cash equivalents	15,792	15,907
Other current assets	7,529	8,025
Accrued interest	(90)	(102)
Other current liabilities	(17,983)	(10,349)
Working capital	$151,328	$150,925
(1)	Excludes accrued interest

Working capital increased from $150,925 as of June 29, 2014 to $151,328 as of September 28, 2014. Adjusted Working Capital increased primarily due to the changes in accounts payable and accrued expenses. The decrease in accounts payable reflects purchasing activity and the timing of vendor payments primarily with respect to capital expenditures. The decrease in accrued expenses is primarily attributable to the payment of fiscal year 2014 variable compensation during the first quarter of fiscal year 2015. Working capital increased slightly due to the change in Adjusted Working Capital of $8,636, offset by higher other current liabilities of $7,634. The increase in other current liabilities reflects (i) the short-term payments due under the ABL Facility and capital lease obligations and (ii) changes in income taxes payable that are attributable to the timing of estimated tax payments related to the Company’s domestic operations.

Capital Expenditures

In addition to its normal working capital requirements, the Company requires cash to fund capital expenditures.  During the first quarter of fiscal year 2015, the Company spent $7,383 on capital expenditures. The Company expects capital expenditures of approximately $50,000 for fiscal year 2015, which is inclusive of approximately $10,000 of annual maintenance capital expenditures (expenditures that extend the useful life of existing assets and/or increase the capabilities or production capacity of the assets), although actual expenditures could be less depending on the timing and scale of contemplated initiatives.  The current estimate reflects anticipated initiatives in fiscal year 2015 to expand existing business and pursue PVA growth opportunities primarily for the Polyester Segment, especially for REPREVE®.

As a result of our increasing focus on REPREVE® and other PVA yarns as part of our mix enrichment strategy, we may incur additional capital expenditures beyond the amounts currently estimated as we pursue new, currently unanticipated, opportunities in order to expand our manufacturing capabilities for these products, for strategic growth initiatives or to further streamline our manufacturing process, and we may be required to increase the amount of our working capital. If our strategy is successful, we would expect higher gross profit as a result of the combination of potentially higher sales volumes and an improved mix from higher-margin yarns.

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

Stock Repurchase Program

During fiscal year 2014, the Company completed its repurchase of shares under its $50,000 stock repurchase program that had been approved by the Board on January 22, 2013 (the “2013 SRP”). On April 23, 2014, the Board approved a new stock repurchase program (the “2014 SRP”) to authorize the Company to acquire up to an additional $50,000 of common stock. Under the 2014 SRP (as was the case under the 2013 SRP), the Company is authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times and prices and in such manner as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases, if any, are expected to be financed through cash generated from operations and borrowings under the Company’s ABL Revolver, and are subject to applicable limitations and restrictions as set forth in the ABL Facility. The 2014 SRP has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases. The Company may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable. Repurchases for the quarter ended September 28, 2014 totaled 149 shares for $4,158, excluding brokerage fees.

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

Cash Provided by Operating Activities

Net cash provided by operating activities consists of the following:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
Cash receipts:
Receipts from customers	$172,924	$176,875
Distributions received from unconsolidated affiliates	—	2,559
Other receipts	362	3,041

Cash payments:
Payments to suppliers and other operating costs	135,928	137,067
Payments for salaries, wages and benefits	32,315	30,998
Payments for taxes	3,508	2,144
Payments for interest	870	858
Payments for restructuring and severance	217	764
Other	346	16
Adjusted net cash provided by operating activities	102	10,628
Adjustment for excess tax benefit on stock-based compensation plans (1)	—	(1,318)
Net cash provided by operating activities	$102	$9,310
(1)

Adjustment for excess tax benefit on stock-based compensation plans represents the classification of the tax benefit realized from share-based payment awards within net cash used in financing activities with a corresponding offset to net cash provided by operating activities.

The decline in receipts from customers is due to the timing of cash receipts, primarily driven by a comparably higher receivables balance at June 30, 2013 versus the level at June 29, 2014 and a slight increase in days sales outstanding. Other receipts for the prior year quarter included a one-time refund of a judicial deposit of $1,805 and related interest income of $1,084 made to our Brazilian subsidiary. The decrease in payments to suppliers and other operating costs is attributable to an increase in days payable outstanding, the timing of underlying purchasing and vendor payment activities, and lower polyester raw material costs. Payments for taxes have increased as compared to the prior year quarter due to an increase in estimated income tax payments for our domestic operations. Payments for restructuring and severance relate to severance payments to two former executive officers, and, for the prior year quarter, payments related to the relocation of certain machinery in the U.S. and El Salvador. Other cash payments primarily represent realized currency losses related to the devaluation of the Brazilian Real against the U.S. Dollar.

Cash Used in Investing Activities and Financing Activities

The Company utilized $7,377 for net investing activities and provided $8,191 from net financing activities during the quarter ended September 28, 2014. Significant expenditures for investing activities include $7,383 for capital expenditures, which primarily relate to improving the flexibility and capability of producing PVA products in our spinning facility and increasing the capacity of the recycling facility. Significant financing activities include $22,000 provided from increasing the ABL Term Loan, $9,700 utilized for net cash payments on the ABL Revolver, and cash payments of $4,160 for the repurchases of Company stock made under the 2014 SRP.

Contractual Obligations

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. As of September 28, 2014, material changes to cash payments due under the Company’s contractual obligations as disclosed in the table under the heading “Contractual Obligations” in the 2014 Form 10-K were as follows:

●	During the three months ended September 28, 2014, the Company entered into a five-year-term operating lease for warehousing space in Yadkinville for the Polyester Segment with monthly payments of $55.
●

The Fifth Amendment to Credit Agreement increased the principal amount, the quarterly amortizing payments and the interest rate for the ABL Term Loan. Further discussion of the terms and conditions of the Company’s existing indebtedness is provided in “Note 12. Long-Term Debt” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

There have been no further material changes in the scheduled maturities of the Company’s contractual obligations as disclosed in the table under the heading “Contractual Obligations” in the 2014 Form 10-K.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The SEC has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimates from quarter to quarter could materially impact the presentation of the financial statements. The Company’s critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2014 Form 10-K. There have been no material changes to these policies during the current period.

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

Interest Rate Risk

The Company is exposed to interest rate risk through its borrowing activities.  As of September 28, 2014, the Company had borrowings under its ABL Revolver and ABL Term Loan that totaled $106,300 and contain variable rates of interest; however, the Company hedges a significant portion of such interest rate variability using an interest rate swap.  As of September 28, 2014, after considering the variable rate debt obligations that have been hedged and the Company’s outstanding debt obligations with fixed rates of interest, the Company’s sensitivity analysis shows that a 50-basis point increase in LIBOR as of September 28, 2014 would result in an increase of $232 in annual cash interest expense.

Currency Exchange Rate Risk

The Company conducts its business in various foreign countries and in various foreign currencies. Each of the Company’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose the Company to foreign currency exchange risk. The Company may enter into foreign currency forward contracts to hedge this exposure. The Company may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments. As of September 28, 2014, the Company had no outstanding foreign forward currency contracts.

As of September 28, 2014, the Company’s subsidiaries outside the U.S., whose functional currency is other than the U.S. Dollar, held approximately 17.2% of the Company’s consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of September 28, 2014, $11,693, or 74.0%, of the Company’s cash and cash equivalents were held outside the U.S., of which approximately $2,420 were held in U.S. dollar equivalents.

More information regarding the Company’s derivative financial instruments as of September 28, 2014 is provided in “Note 17. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 28, 2014, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. During the Company’s first quarter of fiscal year 2015, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There are no pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or to which any of its property is the subject.

Item 1A. RISK FACTORS

There are no material changes to the Company's risk factors set forth under “Item 1A. Risk Factors” in the 2014 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) The following table summarizes the Company’s purchases of its common stock during the fiscal quarter ended September 28, 2014, all of which purchases were made under the stock repurchase program approved by the Board on April 23, 2014 in which the Company is authorized to acquire up to $50,000 of common stock. The repurchase program has no stated expiration or termination date, and there is no time limit or specific time frame for repurchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

6/30/14 – 7/28/14	—	$—	—	$44,169
7/29/14 – 8/28/14	—	$—	—	44,169
8/29/14 – 9/28/14	149	$28.00	149	40,011
Total	149	$28.00	149

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
3.1(i)(a)

Restated Certificate of Incorporation of Unifi, Inc., as amended (incorporated by reference to Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542) filed on September 17, 2004).

3.1(i)(b)

Certificate of Change to the Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).

3.1(i)(c)

Certificate of Amendment to Restated Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Reg No. 001-10542) dated November 3, 2010).

3.1(ii)	Restated By-laws of Unifi, Inc. (last amended July 23, 2014) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-10542) filed on July 23, 2014).

4.1

Fifth Amendment to Credit Agreement, dated as of August 25, 2014, by and among the Registrant and Unifi Manufacturing, Inc., as borrowers, Wells Fargo Bank, N.A., as agent for the lenders, and certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 25, 2014).

10.1

Yarn Purchase Agreement effective as of September 1, 2014 between Unifi Manufacturing, Inc. and Hanesbrands Inc. (portions of the exhibit were redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014 (Reg. No. 001-10542) filed on September 5, 2014).

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

101+

The following materials from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2014, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

+ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date:	November 5, 2014	By:	/s/ JAMES M. OTTERBERG
James M. Otterberg
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1(i)(a)

Restated Certificate of Incorporation of Unifi, Inc., as amended (incorporated by reference to Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542) filed on September 17, 2004).

3.1(i)(b)

Certificate of Change to the Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 25, 2006).

3.1(i)(c)

Certificate of Amendment to Restated Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Reg No. 001-10542) dated November 3, 2010).

3.1(ii)	Restated By-laws of Unifi, Inc. (last amended July 23, 2014) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-10542) filed on July 23, 2014).

4.1

Fifth Amendment to Credit Agreement, dated as of August 25, 2014, by and among the Registrant and Unifi Manufacturing, Inc., as borrowers, Wells Fargo Bank, N.A., as agent for the lenders, and certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 25, 2014).

10.1

Yarn Purchase Agreement effective as of September 1, 2014 between Unifi Manufacturing, Inc. and Hanesbrands Inc. (portions of the exhibit were redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014 (Reg. No. 001-10542) filed on September 5, 2014).

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

101+

The following materials from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2014, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

+ Filed herewith