Form 10-Q
period 2014-12-28
UNIFI INC
filed 2015-02-05
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2014

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

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of February 2, 2015 was 18,185,633.

UNIFI, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 28, 2014

Part I.      FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(amounts in thousands, except share and per share amounts)

	December 28, 2014	June 29, 2014
ASSETS
Cash and cash equivalents	$17,897	$15,907
Receivables, net	76,319	93,925
Inventories	115,703	113,370
Income taxes receivable	4,434	179
Deferred income taxes	1,928	1,794
Other current assets	5,496	6,052
Total current assets	221,777	231,227

Property, plant and equipment, net	124,328	123,802
Deferred income taxes	3,314	2,329
Intangible assets, net	6,372	7,394
Investments in unconsolidated affiliates	105,748	99,229
Other non-current assets	4,952	5,086
Total assets	$466,491	$469,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$41,853	$51,364
Accrued expenses	11,639	18,589
Income taxes payable	200	3,134
Current portion of long-term debt	13,353	7,215
Total current liabilities	67,045	80,302
Long-term debt	97,905	92,273
Other long-term liabilities	7,639	7,549
Deferred income taxes	5,809	2,205
Total liabilities	178,398	182,329
Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized, 18,185,633 and 18,313,959 shares outstanding)	1,819	1,831
Capital in excess of par value	43,483	42,130
Retained earnings	258,367	245,673
Accumulated other comprehensive loss	(17,321)	(4,619)
Total Unifi, Inc. shareholders’ equity	286,348	285,015
Non-controlling interest	1,745	1,723
Total shareholders’ equity	288,093	286,738
Total liabilities and shareholders’ equity	$466,491	$469,067

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(amounts in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net sales	$163,149	$160,617	$337,331	$329,286
Cost of sales	139,866	142,120	293,093	290,804
Gross profit	23,283	18,497	44,238	38,482
Selling, general and administrative expenses	12,584	11,491	23,870	21,605
Provision for bad debts	63	87	654	49
Other operating expense, net	702	1,145	2,163	2,769
Operating income	9,934	5,774	17,551	14,059
Interest income	(309)	(142)	(626)	(1,356)
Interest expense	1,209	903	2,028	2,155
Equity in earnings of unconsolidated affiliates	(3,281)	(5,122)	(7,002)	(11,245)
Income before income taxes	12,315	10,135	23,151	24,505
Provision for income taxes	3,193	3,924	7,354	9,675
Net income including non-controlling interest	9,122	6,211	15,797	14,830
Less: net (loss) attributable to non-controlling interest	(296)	(232)	(698)	(483)
Net income attributable to Unifi, Inc.	$9,418	$6,443	$16,495	$15,313

Net income attributable to Unifi, Inc. per common share:
Basic	$0.52	$0.34	$0.90	$0.80
Diluted	$0.50	$0.32	$0.88	$0.76

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(amounts in thousands)

	For the Three Months Ended		For the Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net income including non-controlling interest	$9,122	$6,211	$15,797	$14,830
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,483)	(3,140)	(12,524)	(3,462)
Foreign currency translation adjustments for an unconsolidated affiliate	(371)	—	(371)	—
Reclassification adjustments on cash flow hedge	89	145	193	300
Other comprehensive loss, net	(5,765)	(2,995)	(12,702)	(3,162)

Comprehensive income including non-controlling interest	3,357	3,216	3,095	11,668
Less: comprehensive (loss) attributable to non-controlling interest	(296)	(232)	(698)	(483)
Comprehensive income attributable to Unifi, Inc.	$3,653	$3,448	$3,793	$12,151

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended December 28, 2014

(amounts in thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Unifi, Inc. Shareholders’ Equity	Non-controlling Interest	Total Shareholders’ Equity

Balance at June 29, 2014	18,314	$1,831	$42,130	$245,673	$(4,619)	$285,015	$1,723	$286,738
Options exercised	5	—	36	—	—	36	—	36
Stock-based compensation	—	—	1,564	—	—	1,564	—	1,564
Conversion of restricted stock units	16	2	(2)	—	—	—	—	—
Common stock repurchased and retired under publicly announced program	(149)	(14)	(345)	(3,801)	—	(4,160)	—	(4,160)
Excess tax benefit on stock-based compensation plans	—	—	100	—	—	100	—	100
Other comprehensive loss, net	—	—	—	—	(12,702)	(12,702)	—	(12,702)
Contributions from non-controlling interest	—	—	—	—	—	—	720	720
Net income (loss)	—	—	—	16,495	—	16,495	(698)	15,797
Balance at December 28, 2014	18,186	$1,819	$43,483	$258,367	$(17,321)	$286,348	$1,745	$288,093

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(amounts in thousands)

	For The Six Months Ended
	December 28, 2014	December 29, 2013
Cash and cash equivalents at beginning of year	$15,907	$8,755
Operating activities:
Net income including non-controlling interest	15,797	14,830
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(7,002)	(11,245)
Distributions received from unconsolidated affiliates	—	3,059
Depreciation and amortization expense	8,986	8,625
Non-cash compensation expense, net	1,897	1,611
Excess tax benefit on stock-based compensation plans	(100)	(3,536)
Deferred income taxes	1,620	25
Other	48	1,751
Changes in assets and liabilities:
Receivables, net	14,239	19,829
Inventories	(7,005)	(1,609)
Other current assets and income taxes receivable	(4,330)	684
Accounts payable and accruals	(11,741)	(17,645)
Income taxes payable	(2,897)	3,137
Other non-current assets	53	4,714
Net cash provided by operating activities	9,565	24,230

Investing activities:
Capital expenditures	(13,442)	(9,431)
Proceeds from sale of assets	101	268
Proceeds from other investments	54	392
Other	(145)	(60)
Net cash used in investing activities	(13,432)	(8,831)

Financing activities:
Proceeds from revolving credit facility	79,400	72,700
Payments on revolving credit facility	(86,400)	(74,800)
Proceeds from term loan	22,000	7,200
Payment on term loan	(2,813)	—
Common stock repurchased and retired under publicly announced programs	(4,160)	(18,687)
Common stock tendered to the Company for withholding tax obligations and retired	—	(1,654)
Proceeds from stock option exercises	36	2,833
Excess tax benefit on stock-based compensation plans	100	3,536
Contributions from non-controlling interest	720	346
Other	(959)	(31)
Net cash provided by (used in) financing activities	7,924	(8,557)

Effect of exchange rate changes on cash and cash equivalents	(2,067)	(75)
Net increase in cash and cash equivalents	1,990	6,767
Cash and cash equivalents at end of period	$17,897	$15,522

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

Fiscal Year

The Company’s current fiscal quarter ended on December 28, 2014, the last Sunday in December. The Company’s Brazilian, Colombian and Chinese subsidiaries’ fiscal quarter ended on December 31, 2014 and there were no significant transactions or events that occurred between the Company’s fiscal quarter end and its subsidiaries’ fiscal quarter end. The three months ended December 28, 2014 and December 29, 2013 each consisted of thirteen fiscal weeks. The six months ended December 28, 2014 and December 29, 2013 each consisted of twenty-six fiscal weeks.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

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

The contingent consideration liability represents the present value of the expected future payments due to Dillon over the five-year period following the acquisition date.  The payments due are equal to one-half of the operating profit of the draw winding business, as calculated using an agreed-upon definition.  The assumptions used in estimating the contingent consideration liability were based on inputs not observable in the market and represent Level 3 fair value measurements. These estimates are reviewed quarterly and any adjustment is recorded through operating income.

See “Note 9. Intangible Assets, Net” for further discussion of the customer list and non-compete agreement.

See “Note 17. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” for further discussion of the recurring measurement of the contingent consideration.

5. Receivables, Net

Receivables, net consists of the following:

	December 28, 2014	June 29, 2014
Customer receivables	$78,106	$95,270
Allowance for uncollectible accounts	(1,465)	(1,035)
Reserves for yarn quality claims	(640)	(618)
Net customer receivables	76,001	93,617
Related party receivables	25	17
Other receivables	293	291
Total receivables, net	$76,319	$93,925

Other receivables consist primarily of receivables for duty drawback, healthcare claim reimbursement, interest and refunds from vendors.

The changes in the Company’s allowance for uncollectible accounts and reserves for yarn quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Yarn Quality Claims
Balance at June 29, 2014	$(1,035)	$(618)
Charged to costs and expenses	(654)	(631)
Charged to other accounts	144	22
Deductions	80	587
Balance at December 28, 2014	$(1,465)	$(640)

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Amounts charged to costs and expenses for the allowance for uncollectible accounts are reflected in the provision for bad debts and deductions represent amounts written off which were deemed to not be collectible, net of any recoveries. Amounts charged to costs and expenses for the reserves for yarn quality claims are primarily reflected as a reduction of net sales and deductions represent adjustments to either increase or decrease claims based on negotiated amounts or actual versus estimated claim differences. Amounts charged to other accounts primarily include the impact of translating the activity of the Company’s foreign affiliates from their respective local currencies to the U.S. Dollar.

6. Inventories

Inventories consists of the following:

	December 28, 2014	June 29, 2014
Raw materials	$44,505	$42,244
Supplies	5,135	5,345
Work in process	6,067	7,404
Finished goods	61,071	59,716
Gross inventories	116,778	114,709
Inventory reserves	(1,075)	(1,339)
Total inventories	$115,703	$113,370

The cost for the majority of the Company’s inventories is determined using the first-in, first-out method. Certain foreign inventories and limited categories of supplies of $30,510 and $32,822 as of December 28, 2014 and June 29, 2014, respectively, were valued under the average cost method.

7. Other Current Assets

Other current assets consists of the following:

	December 28, 2014	June 29, 2014
Vendor deposits	$1,810	$2,369
Value added taxes receivable	1,296	1,197
Prepaid expenses	1,928	1,876
Other	462	610
Total other current assets	$5,496	$6,052

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

Other consists primarily of premiums on a split dollar life insurance policy that represents the value of the Company’s right of return on premiums paid for a retiree-owned insurance contract with a maturity date of January 1, 2015 and amounts held by the Company’s Colombian subsidiary in an investment fund under liquidation.

8. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	December 28, 2014	June 29, 2014
Land	$2,801	$2,957
Land improvements	11,676	11,676
Buildings and improvements	145,228	145,458
Assets under capital leases	4,587	4,587
Machinery and equipment	532,639	532,650
Computers, software and office equipment	16,846	17,404
Transportation equipment	4,818	4,901
Construction in progress	5,932	6,896
Gross property, plant and equipment	724,527	726,529
Less: accumulated depreciation	(599,663)	(602,436)
Less: accumulated amortization – capital leases	(536)	(291)
Total property, plant and equipment, net	$124,328	$123,802

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Depreciation expense, including the amortization of assets under capital leases, internal software development costs amortization, repairs and maintenance expenses, and capitalized interest were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Depreciation expense	$3,792	$3,599	$7,620	$7,386
Internal software development costs amortization	37	35	71	69
Repair and maintenance expenses	4,290	4,286	8,948	8,516
Capitalized interest	6	41	53	83

9. Intangible Assets, Net

Intangible assets, net consists of the following:

	December 28, 2014	June 29, 2014
Customer lists	$23,615	$23,615
Non-compete agreements	4,293	4,293
Licenses	265	265
Trademarks	353	339
Patents	163	162
Total intangible assets, gross	28,689	28,674

Accumulated amortization - customer lists	(18,635)	(17,838)
Accumulated amortization - non-compete agreements	(3,375)	(3,214)
Accumulated amortization - licenses	(102)	(86)
Accumulated amortization - trademarks	(199)	(141)
Accumulated amortization - patents	(6)	(1)
Total accumulated amortization	(22,317)	(21,280)
Total intangible assets, net	$6,372	$7,394

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

During fiscal year 2012, the Company acquired a controlling interest (and continues to hold such 60% membership interest) in Repreve Renewables, LLC (“Renewables”), a development stage enterprise formed to cultivate, grow and sell dedicated energy crops, including biomass intended for use as a feedstock in the production of energy and potential applications for poultry bedding. The non-compete agreement for Renewables is amortized using the straight-line method over the five-year term of the agreement. The licenses for Renewables are amortized using the straight-line method over their estimated useful lives of four to eight years.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

The Company capitalizes expenses incurred to register trademarks for REPREVE® and other PVA products in various countries. The Company has determined that these trademarks have varying useful lives of up to three years and are being amortized using the straight-line method.

Amortization expense for intangible assets consists of the following:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Customer lists	$398	$370	$797	$740
Non-compete agreements	81	79	161	157
Licenses	8	7	16	15
Trademarks	30	22	58	46
Patents	2	—	5	—
Total amortization expense	$519	$478	$1,037	$958

10. Other Non-Current Assets

Other non-current assets consists of the following:

	December 28, 2014	June 29, 2014
Biomass foundation and feedstock	$2,688	$2,683
Debt financing fees	2,019	2,093
Long-term deposits	242	295
Other	3	15
Total other non-current assets	$4,952	$5,086

Biomass foundation and feedstock are currently being developed and propagated by Renewables for potential markets in the poultry bedding and bioenergy industries. Long-term deposits consist primarily of vendor deposits.

11. Accrued Expenses

Accrued expenses consists of the following:

	December 28, 2014	June 29, 2014
Payroll and fringe benefits	$6,234	$12,406
Utilities	1,855	2,876
Property taxes	1,528	821
Contingent consideration	525	537
Other	1,497	1,949
Total accrued expenses	$11,639	$18,589

Other consists primarily of workers compensation and other employee related claims, severance payments, interest, marketing expenses, freight expenses, rent, deferred incentives and other non-income related taxes.

12. Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings (including the effects of the interest rate swap) as well as the applicable current portion of long-term debt:

	Scheduled	Weighted Average Interest Rate as of	Principal Amounts as of
	Maturity Date	December 28, 2014	December 28, 2014	June 29, 2014
ABL Revolver	March 2019	2.2%	$19,000	$26,000
ABL Term Loan	March 2019	3.2%	87,187	68,000
Term loan from unconsolidated affiliate	August 2015	3.0%	1,250	1,250
Capital lease obligations	(1)	(2)	3,821	4,238
Total debt			111,258	99,488
Current portion of long-term debt			(13,353)	(7,215)
Total long-term debt			$97,905	$92,273
(1)	Scheduled maturity dates for capital lease obligations range from January 2017 to November 2027.
(2)	Interest rates for capital lease obligations range from 2.3% to 4.6%.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

On May 24, 2012, the Company entered into a credit agreement (the “Credit Agreement”) to establish a $150,000 senior secured credit facility (“ABL Facility”) with Wells Fargo Bank, N.A. and Bank of America, N.A. The ABL Facility has been amended several times, such that it has a maturity date of March 28, 2019 and consists of a $100,000 revolving credit facility (“ABL Revolver”) and a $90,000 term loan (“ABL Term Loan”).

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

The Credit Agreement, as amended, includes representations and warranties made by the Loan Parties, affirmative and negative covenants and events of default that are usual and customary for financings of this type. If excess availability under the ABL Revolver falls below the defined Trigger Level, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective. The Trigger Level as of December 28, 2014 was $23,398. In addition, the ABL Facility contains restrictions on certain payments and investments, including restrictions on the payment of dividends and share repurchases, unless excess availability is greater than the Trigger Level for the thirty-day period prior to the making of such a distribution (as calculated on a pro forma basis as if all such payments and any revolving loans made in connection therewith were made on the first day of such period) and the fixed charge coverage ratio is at least 1.0 to 1.0 (as calculated on a pro forma basis as if all such payments made pursuant to the most recent compliance certificate date were made on the last day of the applicable twelve-month period). Subject to certain provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at the Company’s discretion.

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

Fifth Amendment

On August 25, 2014, the Company entered into a Fifth Amendment to Credit Agreement (“Fifth Amendment”). The Fifth Amendment, among other things: (i) increased the ABL Term Loan by $22,000 to $90,000; (ii) increased the fixed quarterly payments on the ABL Term Loan from $2,125 to $2,812; (iii) modified the calculation of the fixed charge coverage ratio to exclude certain capital expenditures and permitted acquisitions, at the election of the Company, through June 30, 2015, subject to a maximum exclusion of $40,000 for any consecutive twelve-month period and other limitations; (iv) increased the ABL Term Loan interest rate from LIBOR plus an applicable margin of 2.25%, or the Base Rate plus an applicable margin of 1.25%, to LIBOR plus an applicable margin of 2.50%, or the Base Rate plus an applicable margin of 1.50%; (v) modified the date on which the eligibility of certain collateral is calculated as a date between July 19, 2015 and December 31, 2015, subject to satisfaction of certain additional conditions, such that the ABL Term Loan amount can be increased again up to $90,000; (vi) related to the making of restricted payments (consisting of dividends and share repurchases), in addition to existing requirements, added a requirement to have a fixed charge coverage ratio of at least 1.0 to 1.0 during the same period, calculated on a pro forma basis as if all such restricted payments made pursuant to the most recent compliance certificate date were made on the last day of the applicable twelve-fiscal-month period; and (vii) removed the requirement to hedge interest rate exposure on funded indebtedness. Debt financing fees of $184 were recorded during the six months ended December 28, 2014 related to the amendment.

As of December 28, 2014, the Company was in compliance with all financial covenants; the excess availability under the ABL Revolver was $60,919; the fixed charge coverage ratio was 4.5 to 1.0; and the Company had $525 of standby letters of credit, none of which have been drawn upon.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal year 2015 and the fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2015	2016	2017	2018	2019	Thereafter
ABL Revolver	$—	$—	$—	$—	$19,000	$—
ABL Term Loan	5,625	11,250	11,250	11,250	47,812	—
Capital lease obligations	423	866	808	558	366	800
Term loan from unconsolidated affiliate	—	1,250	—	—	—	—
Total	$6,048	$13,366	$12,058	$11,808	$67,178	$800

Debt Financing Fees

Debt financing fees are classified within other non-current assets and consist of the following:

Balance at June 29, 2014	$2,093
Amounts recorded related to debt modification	184
Amortization charged to interest expense	(258)
Balance at December 28, 2014	$2,019

Interest Expense

Interest expense consists of the following:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Interest on ABL Facility	$925	$812	$1,785	$1,665
Other	43	30	91	69
Subtotal	968	842	1,876	1,734
Reclassification adjustment for cash flow hedge	89	145	193	300
Amortization of debt financing fees	146	105	258	212
Mark-to-market adjustment for interest rate swap	12	(148)	(246)	(8)
Interest capitalized to property, plant and equipment, net	(6)	(41)	(53)	(83)
Subtotal	241	61	152	421
Total interest expense	$1,209	$903	$2,028	$2,155

13. Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	December 28, 2014	June 29, 2014
Supplemental post-employment plan	$3,506	$3,173
Contingent consideration	1,637	2,026
Uncertain tax positions	1,018	1,101
Interest rate swap	117	363
Other	1,361	886
Total other long-term liabilities	$7,639	$7,549

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

The Company maintains an unfunded supplemental post-employment plan for certain management employees. Each employee’s account is credited annually based upon a percentage of the participant’s base salary, with each participant’s balance adjusted quarterly to reflect returns based upon a stock market index. Amounts are paid to participants only after termination of employment. Expenses recorded for this plan for the three months ended December 28, 2014 and December 29, 2013 were $234 and $301, respectively, and for the six months ended December 28, 2014 and December 29, 2013 were $333 and $520, respectively.

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

14. Income Taxes

The effective income tax rates for the three months and six months ended December 28, 2014 and December 29, 2013 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be impacted over the course of the fiscal year by the mix and timing of actual earnings from our U.S. and foreign sources versus annual projections and changes in foreign currency exchange rates in relation to the U.S. Dollar. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

The Company’s income tax provision for the three months ended December 28, 2014 and December 29, 2013 resulted in tax expense of $3,193 and $3,924, respectively, with an effective tax rate of 25.9% and 38.7%, respectively. The Company’s income tax provision for the six months ended December 28, 2014 and December 29, 2013 resulted in tax expense of $7,354 and $9,675, respectively, with an effective tax rate of 31.8% and 39.5%, respectively.

The effective income tax rate for the current quarter and year-to-date period is lower than the U.S. statutory rate due to (i) the recognition of lower taxable income versus book income for an unconsolidated affiliate, (ii) a lower overall effective tax rate for the Company’s foreign earnings and (iii) the domestic production activities deduction, partially offset by state and local taxes and losses in tax jurisdictions for which no tax benefit could be recognized.

The effective income tax rate for the prior year periods is higher than the U.S. statutory rate due to (i) the impact of state and local taxes, (ii) the recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance, (iii) foreign dividends taxed in the U.S. and (iv) losses in tax jurisdictions for which no tax benefit could be recognized.

As of December 28, 2014, the Company’s valuation allowance was $18,279 and includes $14,682 for reserves against certain domestic deferred tax assets primarily related to equity investments and foreign tax credits, as well as $3,597 for reserves against certain deferred tax assets of the Company’s foreign subsidiaries that are primarily related to net operating loss carryforwards and equity investments. The Company’s valuation allowance as of June 29, 2014 was $18,615. The decrease in the valuation allowance during the six month period ended December 28, 2014 is attributable to the timing of the Company’s recognition of lower taxable versus book income for an unconsolidated affiliate.

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

The following table summarizes the Company’s repurchases and retirements of its common stock under the 2013 SRP and the 2014 SRP.

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Approximate Dollar Value that May Yet Be Repurchased Under the 2014 SRP
Fiscal year 2013	1,068	$18.08
Fiscal year 2014	1,524	$23.96
Fiscal year 2015 (through December 28, 2014)	149	$28.00
Total	2,741	$21.89	$40,011

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

No dividends were paid during the six months ended December 28, 2014 or in the previous two fiscal years.

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

Stock options

During the six months ended December 28, 2014 and December 29, 2013, the Company granted stock options to purchase 150 and 97 shares of common stock, respectively, to certain key employees. The stock options vest ratably over the required three-year service period and have ten-year contractual terms. For the six months ended December 28, 2014 and December 29, 2013, the weighted average exercise price of the options was $27.38 and $22.31 per share, respectively. The Company used the Black-Scholes model to estimate the weighted average grant date fair value of $17.31 and $14.66 per share, respectively.

For options granted, the valuation models used the following assumptions:

	For the Six Months Ended
	December 28, 2014	December 29, 2013
Expected term (years)	7.3	7.4
Risk-free interest rate	2.2%	2.1%
Volatility	62.6%	65.9%
Dividend yield	—	—

The Company uses historical data to estimate the expected term and volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the options.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

A summary of stock option activity for the six months ended December 28, 2014 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 29, 2014	800	$9.77
Granted	150	$27.38
Exercised	(5)	$8.75
Forfeited	(4)	$8.75
Expired	—	$—
Outstanding at December 28, 2014	941	$12.60	6.1	$16,570
Vested and expected to vest as of December 28, 2014	934	$12.50	6.1	$16,526
Exercisable at December 28, 2014	682	$8.61	5.1	$14,714

At December 28, 2014, 10 non-vested options are subject to a market condition that vests the options on the date that the closing price of the Company’s common stock on the New York Stock Exchange has been at least $30 per share for thirty consecutive trading days. During fiscal year 2014, 14 options subject to a similar market condition at a threshold of $24 per share were vested and 10 such vested options remain outstanding at December 28, 2014. The weighted average exercise price of such 20 options subject to a market condition is $8.16.

At December 28, 2014, the remaining unrecognized compensation cost related to unvested stock options was $2,257, which is expected to be recognized over a weighted average period of 2.4 years.

For the six months ended December 28, 2014 and December 29, 2013, the total intrinsic value of options exercised was $81, and $12,521, respectively. The amount of cash received from the exercise of options was $36 and $2,833 and the tax benefit realized from stock options exercised was $32 and $4,905 for the six months ended December 28, 2014 and December 29, 2013, respectively.

Restricted stock units

During the six months ended December 28, 2014 and December 29, 2013, the Company granted 17 and 25 restricted stock units (“RSUs”), respectively, to the Company’s non-employee directors. The director RSUs became fully vested on the grant date. The director RSUs convey no rights of ownership in shares of Company stock until such director RSUs have been distributed to the grantee in the form of Company stock. The vested director RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of service as a member of the Board. The grantee may elect to defer receipt of the shares of stock in accordance with the deferral options provided under the Unifi, Inc. Director Deferred Compensation Plan. The Company estimated the fair value of such awards granted during the six months ended December 28, 2014 and December 29, 2013 to be $28.58 and $23.23 per director RSU, respectively.

During July 2013, the Company granted 22 RSUs to certain key employees. The employee RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company stock until such employee RSUs have vested and been distributed to the grantee in the form of Company stock. The employee RSUs vest over a three-year period, and will be converted into an equivalent number of shares of stock (for distribution to the grantee) on each vesting date, unless the grantee has elected to defer the receipt of the shares of stock until separation from service. If, after the first anniversary of the grant date and prior to the final vesting date, the grantee has a separation from service without cause for any reason other than the employee’s resignation, the remaining unvested employee RSUs will become fully vested and will be converted to an equivalent number of shares of stock and issued to the grantee. The Company estimated the fair value of such awards granted to be $22.08 per employee RSU.

The Company estimates the fair value of RSUs based on the market price of the Company’s common stock at the award grant date.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

A summary of the RSU activity for the six months ended December 28, 2014 is as follows:

	Non-vested	Weighted Average Grant Date Fair Value	Vested	Total	Weighted Average Grant Date Fair Value
Outstanding at June 29, 2014	49	$16.11	152	201	$14.19
Granted	17	$28.58	—	17	$28.58
Vested	(46)	$19.86	46	—	$19.86
Converted	—	$—	(16)	(16)	$14.06
Forfeited	—	$—	—	—	$—
Outstanding at December 28, 2014	20	$18.35	182	202	$15.45

At December 28, 2014, the number of RSUs vested and expected to vest was 202 with an aggregate intrinsic value of $6,121. The aggregate intrinsic value of the 182 vested RSUs at December 28, 2014 was $5,492.

The remaining unrecognized compensation cost related to the unvested RSUs at December 28, 2014 is $137, which is expected to be recognized over a weighted average period of 1.5 years.

For the six months ended December 28, 2014 and December 29, 2013, the total intrinsic value of RSUs converted was $425 and $696, respectively. The tax benefit realized from the conversion of RSUs was $166 and $275 for the six months ended December 28, 2014 and December 29, 2013, respectively.

Summary

The total cost charged against income related to all stock-based compensation arrangements was as follows:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Stock options	$499	$282	$963	$438
RSUs	539	670	601	773
Total compensation cost	$1,038	$952	$1,564	$1,211

The total income tax benefit recognized for stock-based compensation was $413 and $376 for the six months ended December 28, 2014 and December 29, 2013, respectively.

As of December 28, 2014, total unrecognized compensation costs related to all unvested stock-based compensation arrangements was $2,394. The weighted average period over which these costs are expected to be recognized is 2.3 years.

As of December 28, 2014, a summary of the number of securities remaining available for future issuance under equity compensation plans is as follows:

Authorized under the 2013 Plan	1,000
Plus: Awards expired, forfeited or otherwise terminated unexercised from the 2008 LTIP	—
Less: Service-condition options granted	(155)
Less: RSUs granted to non-employee directors	(42)
Available for issuance under the 2013 Plan	803

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

Foreign currency forward contracts

The Company may enter into foreign currency forward contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases which are denominated in currencies that are not its functional currency. Foreign currency forward contracts are not designated as hedges by the Company and are marked to market each period and offset by the foreign exchange (gains) losses included in other operating expense, net resulting from the underlying exposures of the foreign currency denominated assets and liabilities. As of December 28, 2014, there were no outstanding foreign currency forward contracts.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Interest rate swap

On May 18, 2012, the Company entered into a five year, $50,000 interest rate swap with Wells Fargo to provide a hedge against the variability of cash flows related to LIBOR-based variable rate borrowings under the Company’s ABL Facility. It increased to $85,000 in May 2013 (when certain other interest rate swaps terminated) and decreases $5,000 per quarter beginning in August 2013 until the balance again reaches $50,000 in February 2015, where it will remain through the life of the instrument. This interest rate swap allows the Company to fix LIBOR at 1.06% and terminates on May 24, 2017. At December 28, 2014, the notional amount of the interest rate swap was $55,000.

On November 26, 2012, the Company de-designated the interest rate swap as a cash flow hedge. For the year-to-date periods ended December 28, 2014 and December 29, 2013, the Company reclassified pre-tax unrealized losses of $193 and $300 from accumulated other comprehensive loss to interest expense, respectively. The Company has recognized a pre-tax mark-to-market gain of $246 and $8 within interest expense for the six months ended December 28, 2014 and December 29, 2013, respectively, related to this interest rate swap. See “Note 18. Accumulated Other Comprehensive Loss” for further discussion of the reclassifications of unrealized losses from accumulated other comprehensive loss.

Contingent consideration

On December 2, 2013, the Company acquired certain assets in a business combination with Dillon and recorded a contingent consideration liability, as described in “Note 4. Acquisition.” The fair value of the contingent consideration is measured at each reporting period using a discounted cash flow methodology based on inputs not observable in the market (Level 3 classification in the fair value hierarchy). The inputs to the discounted cash flow model include the estimated payments through the term of the agreement based on an agreed-upon definition and schedule, adjusted to risk-neutral estimates using a market price of risk factor which considers relevant metrics of comparable entities, discounted using an observable cost of debt over the term of the estimated payments. Any change in the fair value from either the passage of time or events occurring after the acquisition date is recorded in other operating expense, net. As of December 28, 2014, a recent decline in actual sales volume versus forecasted sales volume has been considered in reflecting a slight decrease in expected future payments, while no other inputs and assumptions used to develop the fair value measurement have changed since the acquisition date.

A reconciliation of the changes in the fair value follows:

Contingent consideration as of June 29, 2014	$2,563
Change in fair value	(43)
Payments	(358)
Contingent consideration as of December 28, 2014	$2,162

Based on the present value of the expected future payments, $525 is reflected in accrued expenses and $1,637 is reflected in other long-term liabilities.

The Company’s financial assets and liabilities accounted for at fair value on a recurring basis and the level within the fair value hierarchy used to measure these items are as follows:

As of December 28, 2014	Notional Amount		USD Equivalent	Balance Sheet Location	Fair Value Hierarchy	Fair Value
Foreign currency contracts	EUR	—	$—	Other current assets	Level 2	$—
Interest rate swap	USD	$55,000	$55,000	Other long-term liabilities	Level 2	$117
Contingent consideration		—	—	Accrued expenses and other long-term liabilities	Level 3	$2,162

As of June 29, 2014	Notional Amount		USD Equivalent	Balance Sheet Location	Fair Value Hierarchy	Fair Value
Foreign currency contracts	EUR	495	$668	Other current assets	Level 2	$7
Interest rate swap	USD	$65,000	$65,000	Other long-term liabilities	Level 2	$363
Contingent consideration		—	—	Accrued expenses and other long-term liabilities	Level 3	$2,563

(EUR represents the Euro)

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Estimates for the fair value of the Company’s foreign currency forward contracts and interest rate swaps are obtained from month-end market quotes for contracts with similar terms.

The effect of marked to market hedging derivative instruments was as follows:

		For the Three Months Ended
Derivatives not designated as hedges	Classification	December 28, 2014	December 29, 2013
Foreign exchange contracts	Other operating expense, net	$—	$(16)
Interest rate swap	Interest expense	12	(148)
Total loss (gain) recognized in income		$12	$(164)

		For the Six Months Ended
Derivatives not designated as hedges	Classification	December 28, 2014	December 29, 2013
Foreign exchange contracts	Other operating expense, net	$7	$(22)
Interest rate swap	Interest expense	(246)	(8)
Total (gain) loss recognized in income		$(239)	$(30)

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

There were no transfers into or out of the levels of the fair value hierarchy for the six months ended December 28, 2014.

Non-Financial Assets and Liabilities

The Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

18. Accumulated Other Comprehensive Loss

The components and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain On Interest Rate Swap	Accumulated Other Comprehensive Loss
Balance at June 29, 2014	$(4,241)	$(378)	$(4,619)
Other comprehensive (loss) income, net of tax	(12,895)	193	(12,702)
Balance at December 28, 2014	$(17,136)	$(185)	$(17,321)

A summary of the pre-tax, tax and after-tax effects of the components of other comprehensive loss for the quarters ended December 28, 2014 and December 29, 2013 is provided as follows:

	For the Three Months Ended December 28, 2014
	Pre-tax	Tax	After-tax
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(5,483)	$—	$(5,483)
Foreign currency translation adjustments for an unconsolidated affiliate	(371)	—	(371)
Reclassification adjustment on cash flow hedge	89	—	89
Other comprehensive loss	$(5,765)	$—	$(5,765)

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

	For the Three Months Ended December 29, 2013
	Pre-tax	Tax	After-tax
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(3,140)	$—	$(3,140)
Reclassification adjustment on cash flow hedge	145	—	145
Other comprehensive loss	$(2,995)	$—	$(2,995)

A summary of the pre-tax, tax and after-tax effects of the components of other comprehensive loss for the six months ended December 28, 2014 and December 29, 2013 is provided as follows:

	For the Six Months Ended December 28, 2014
	Pre-tax	Tax	After-tax
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(12,524)	$—	$(12,524)
Foreign currency translation adjustments for an unconsolidated affiliate	(371)	—	(371)
Reclassification adjustment on cash flow hedge	193	—	193
Other comprehensive loss	$(12,702)	$—	$(12,702)

	For the Six Months Ended December 29, 2013
	Pre-tax	Tax	After-tax
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(3,462)	$—	$(3,462)
Reclassification adjustment on cash flow hedge	300	—	300
Other comprehensive loss	$(3,162)	$—	$(3,162)

19. Computation of Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Basic EPS
Net income attributable to Unifi, Inc.	$9,418	$6,443	$16,495	$15,313
Weighted average common shares outstanding	18,180	19,136	18,235	19,200
Basic EPS	$0.52	$0.34	$0.90	$0.80

Diluted EPS
Net income attributable to Unifi, Inc.	$9,418	$6,443	$16,495	$15,313

Weighted average common shares outstanding	18,180	19,136	18,235	19,200
Net potential common share equivalents – stock options and RSUs	602	758	600	832
Adjusted weighted average common shares outstanding	18,782	19,894	18,835	20,032
Diluted EPS	$0.50	$0.32	$0.88	$0.76

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	177	91	177	91

Excluded from the calculation of diluted shares:
Unvested options that vest upon achievement of certain market conditions	10	13	10	13

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

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

20. Other Operating Expense, Net

Other operating expense, net consists of the following:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Operating expenses for Renewables	$739	$580	$1,741	$1,204
Foreign currency transaction losses	61	79	374	173
Net loss on sale or disposal of assets	17	299	17	340
Restructuring charges, net	—	222	—	1,118
Change in fair value of contingent consideration	(118)	—	(43)	—
Other, net	3	(35)	74	(66)
Other operating expense, net	$702	$1,145	$2,163	$2,769

Operating expenses for Renewables include amounts incurred for employee costs, land and equipment rental costs, contract labor, freight costs, fuel, operating supplies, product testing, and administrative costs. Operating expenses for Renewables also includes $98 and $80 of depreciation and amortization expense for the three months ended December 28, 2014 and December 29, 2013, respectively, and $196 and $160 for the six months ended December 28, 2014 and December 29, 2013, respectively.

The components of restructuring charges, net consist of the following:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Severance	$—	$103	$—	$769
Equipment relocation and reinstallation costs	—	119	—	349
Total restructuring charges, net	$—	$222	$—	$1,118

Severance

On May 14, 2013, the Company and one of its executive officers entered into a severance agreement that provided severance and certain other benefits through November 2014. On August 12, 2013, the Company and another of its executive officers entered into a severance agreement that provided severance payments through November 2014 and certain other benefits through December 2014. The table below presents changes to the severance reserves for the six months ended December 28, 2014:

	Balance June 29, 2014	Charged to expense	Charged to other accounts	Payments	Adjustments	Balance December 28, 2014
Accrued severance	$374	—	(19)	(355)	—	$—

Equipment Relocation and Reinstallation Costs

During the first six months of fiscal year 2014, the Company dismantled and relocated certain polyester draw warping equipment from Monroe, North Carolina to a Burlington, North Carolina facility. The Company also dismantled and relocated certain polyester texturing and twisting equipment between locations in North Carolina and El Salvador. The costs incurred for the relocation of equipment were charged to restructuring expense within the Polyester Segment.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

21. Investments in Unconsolidated Affiliates and Variable Interest Entities

Parkdale America, LLC

In June 1997, the Company and Parkdale Mills, Inc. (“Mills”) entered into a Contribution Agreement that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air-jet spinning technologies to create Parkdale America, LLC (“PAL”). In exchange for its contribution, the Company received a 34% ownership interest in PAL, which is accounted for using the equity method of accounting. Effective January 1, 2012, Mills’ interest in PAL was assigned to Parkdale Incorporated. PAL is a limited liability company treated as a partnership for income tax reporting purposes. PAL is a producer of cotton and synthetic yarns for sale to the textile industry and apparel market, both foreign and domestic. PAL has 14 manufacturing facilities located primarily in the southeast region of the U.S. and in Mexico. According to its most recently issued audited financial statements, PAL’s five largest customers accounted for approximately 74% of total revenues and 78% of total gross accounts receivable outstanding. As PAL’s fiscal year end is the Saturday nearest to December 31 and its results are considered significant, the Company files an amendment to each Annual Report on Form 10-K on or before 90 days subsequent to PAL’s fiscal year end to provide PAL’s audited financial statements for PAL’s most recent fiscal year. The Company filed an amendment to its Annual Report on Form 10-K for the fiscal year ended June 30, 2013 on March 27, 2014 to provide PAL’s audited financial statements for PAL’s fiscal year ended December 28, 2013. The Company will file an amendment to the 2014 Form 10-K on or before April 3, 2015 to provide PAL’s audited financial statements for PAL’s fiscal year ending January 3, 2015.

During August 2008, a federal government program commenced providing economic adjustment assistance to domestic users of upland cotton (the “EAP program”). The EAP program offers a subsidy for cotton consumed in domestic production, and the subsidy is paid the month after the eligible cotton is consumed. The subsidy must be used within eighteen months after the marketing year in which it is earned to purchase qualifying capital expenditures in the U.S. for production of goods from upland cotton. The marketing year is from August 1 to July 31. The program provides a subsidy of up to three cents per pound. In February 2014, the federal government extended the EAP program for five years. The cotton subsidy will remain at three cents per pound for the life of the program. PAL recognizes its share of income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired, with an appropriate allocation methodology considering the dual criteria of the subsidy.

PAL is subject to price risk related to anticipated fixed-price yarn sales. To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices in order to protect the gross margin of fixed-priced yarn sales. The derivative instruments used are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy. As of December 2014, PAL had no futures contracts designated as cash flow hedges.

As of December 28, 2014, the Company’s investment in PAL was $102,041 and reflected within investments in unconsolidated affiliates in the condensed consolidated balance sheets. The reconciliation between the Company’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of December 28, 2014	$120,412
Initial excess capital contributions	53,363
Impairment charge recorded by the Company in 2007	(74,106)
Anti-trust lawsuit against PAL in which the Company did not participate	2,652
EAP adjustments	(280)
Investment as of December 28, 2014	$102,041

On August 28, 2014, PAL acquired the remaining 50% ownership interest in a yarn manufacturer based in Mexico in which PAL was historically a 50% member. The acquisition is expected to increase PAL’s regional manufacturing capacity and expand its product offerings and customer base. PAL has accounted for the transaction as a business combination under the acquisition method, recognizing the assets acquired and liabilities assumed at their respective provisional fair values as of the acquisition date. The Company and PAL concluded that the acquisition did not represent a material business combination. PAL has recognized a provisional after-tax gain of approximately $4,600 in its initial accounting for the acquisition for all identified assets and liabilities. The Company and PAL will continue to review the acquisition accounting during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the assets or liabilities initially recognized, as well as any additional assets or liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts. The acquisition accounting is incomplete, primarily pending final real estate and other asset valuations, along with a comprehensive assessment of the impact on income taxes.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

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

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNF America. The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates. As of December 28, 2014, the Company’s open purchase orders related to this agreement were $3,276.

The Company’s raw material purchases under this supply agreement consist of the following:

	For the Six Months Ended
	December 28, 2014	December 29, 2013
UNF	$1,817	$6,243
UNF America	14,274	11,776
Total	$16,091	$18,019

As of December 28, 2014 and June 29, 2014, the Company had combined accounts payable due to UNF and UNF America of $3,764 and $3,966, respectively.

The Company has determined that UNF and UNF America are variable interest entities (“VIEs”) and has also determined that the Company is the primary beneficiary of these entities, based on the terms of the supply agreement. As a result, these entities should be consolidated in the Company’s financial results. As the Company purchases substantially all of the output from the two entities, the two entities’ balance sheets constitute 3% or less of the Company’s current assets, total assets and total liabilities, and such balances are not expected to comprise a larger portion in the future, the Company has not included the accounts of UNF and UNF America in its consolidated financial statements. As of December 28, 2014, the Company’s combined investments in UNF and UNF America were $3,707 and are shown within investments in unconsolidated affiliates in the Condensed Consolidated Balance Sheets. The financial results of UNF and UNF America are included in the Company’s financial statements with a one month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with the Company’s accounting policy. Other than the supply agreement discussed above, the Company does not provide any other commitments or guarantees related to either UNF or UNF America.

Condensed balance sheet and income statement information for the Company’s unconsolidated affiliates is presented in the following tables. As PAL is defined as significant, its information is separately disclosed. For the three months and six months ended December 28, 2014, PAL’s corresponding fiscal periods consisted of 14 weeks and 27 weeks, respectively.

	As of December 28, 2014
	PAL	Other	Total
Current assets	$245,637	$11,969	$257,606
Noncurrent assets	177,820	515	178,335
Current liabilities	42,897	5,136	48,033
Noncurrent liabilities	26,406	—	26,406
Shareholders’ equity and capital accounts	354,154	7,348	361,502

The Company’s portion of undistributed earnings	31,730	1,372	33,102

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

	As of June 29, 2014
	PAL	Other	Total
Current assets	$248,651	$9,187	$257,838
Noncurrent assets	143,720	3,065	146,785
Current liabilities	50,696	5,437	56,133
Noncurrent liabilities	5,432	—	5,432
Shareholders’ equity and capital accounts	336,243	6,815	343,058

	For the Three Months Ended December 28, 2014
	PAL	Other	Total
Net sales	$192,243	$8,955	$201,198
Gross profit	12,063	1,007	13,070
Income from operations	6,909	655	7,564
Net income	9,039	685	9,724
Depreciation and amortization	8,161	25	8,186

Cash received by PAL under EAP program	4,153	—	4,153
Earnings recognized by PAL for EAP program	3,854	—	3,854

Distributions received	—	—	—

As of the end of PAL’s fiscal December 2014 period, PAL’s amount of deferred revenues related to the EAP program was $0.

	For the Three Months Ended December 29, 2013
	PAL	Other	Total
Net sales	$190,629	$9,371	$200,000
Gross profit	16,665	1,199	17,864
Income from operations	13,348	761	14,109
Net income	14,076	801	14,877
Depreciation and amortization	7,204	25	7,229

Cash received by PAL under EAP program	3,439	—	3,439
Earnings recognized by PAL for EAP program	7,205	—	7,205

Distributions received	—	500	500

As of the end of PAL’s fiscal December 2013 period, PAL’s amount of deferred revenues related to the EAP program was $0.

	For the Six Months Ended December 28, 2014
	PAL	Other	Total
Net sales	$398,479	$16,315	$414,794
Gross profit	23,032	1,662	24,694
Income from operations	13,723	948	14,671
Net income	19,003	1,024	20,027
Depreciation and amortization	15,369	50	15,419

Cash received by PAL under EAP program	8,454	—	8,454
Earnings recognized by PAL for EAP program	8,755	—	8,755

Distributions received	—	—	—

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

	For the Six Months Ended December 29, 2013
	PAL	Other	Total
Net sales	$413,166	$17,911	$431,077
Gross profit	36,755	2,125	38,880
Income from operations	29,920	1,249	31,169
Net income	31,416	1,329	32,745
Depreciation and amortization	14,286	50	14,336

Cash received by PAL under EAP program	7,493	—	7,493
Earnings recognized by PAL for EAP program	16,284	—	16,284

Distributions received	2,559	500	3,059

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

23. Related Party Transactions

For details regarding the nature of certain related party relationships, see “Note 25. Related Party Transactions” included in the 2014 Form 10-K. There were no new related party transactions during the six months ended December 28, 2014.

Related party receivables consist of the following:

	December 28, 2014	June 29, 2014
Cupron, Inc.	$21	$1
Salem Global Logistics, Inc.	4	12
Dillon Yarn Corporation	—	4
Total related party receivables (included within receivables, net)	$25	$17

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Related party payables consist of the following:

	December 28, 2014	June 29, 2014
Cupron, Inc.	$453	$525
Salem Leasing Corporation	288	272
Dillon Yarn Corporation	84	131
Total related party payables (included within accounts payable)	$825	$928

Related party transactions consist of the following:

		For the Three Months Ended
Affiliated Entity	Transaction Type	December 28, 2014	December 29, 2013
Dillon Yarn Corporation	Yarn purchases	$473	$565
Dillon Yarn Corporation	Sales	—	380

Salem Leasing Corporation	Transportation equipment costs	947	911
Salem Global Logistics, Inc.	Freight services	63	—

Cupron, Inc.	Sales	208	131
Cupron, Inc.	Yarn purchases	210	139
Invemed Associates LLC	Brokerage services	—	4

		For the Six Months Ended
Affiliated Entity	Transaction Type	December 28, 2014	December 29, 2013
Dillon Yarn Corporation	Yarn purchases	$1,048	$1,452
Dillon Yarn Corporation	Sales	—	1,235

Salem Leasing Corporation	Transportation equipment costs	1,897	1,826
Salem Global Logistics, Inc.	Freight services	132	—

Cupron, Inc.	Sales	549	157
Cupron, Inc.	Yarn purchases	210	139

Invemed Associates LLC	Brokerage services	2	8

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

●

The Nylon Segment manufactures textured yarns (both nylon and polyester) and covered spandex yarns, with sales to knitters and weavers that produce fabric primarily for the apparel and hosiery markets. The Nylon Segment consists of sales and manufacturing operations in the U.S. and Colombia.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Selected financial information for the Polyester, Nylon and International Segments is presented below:

	For the Three Months Ended December 28, 2014
	Polyester	Nylon	International	Total
Net sales	$90,431	$39,212	$33,506	$163,149
Cost of sales	77,892	33,545	28,429	139,866
Gross profit	12,539	5,667	5,077	23,283
Selling, general and administrative expenses	7,752	2,605	2,227	12,584
Other operating expenses	—	—	31	31
Segment operating profit	$4,787	$3,062	$2,819	$10,668

	For the Three Months Ended December 29, 2013
	Polyester	Nylon	International	Total
Net sales	$89,430	$39,800	$31,387	$160,617
Cost of sales	79,633	35,041	27,446	142,120
Gross profit	9,797	4,759	3,941	18,497
Selling, general and administrative expenses	7,068	2,384	2,039	11,491
Restructuring charges	119	—	—	119
Segment operating profit	$2,610	$2,375	$1,902	$6,887

The reconciliations of segment operating profit to consolidated income before income taxes are as follows:

	For the Three Months Ended
	December 28, 2014	December 29, 2013
Polyester	$4,787	$2,610
Nylon	3,062	2,375
International	2,819	1,902
Segment operating profit	10,668	6,887
Provision for bad debts	63	87
Other operating expense, net	671	1,026
Operating income	9,934	5,774
Interest income	(309)	(142)
Interest expense	1,209	903
Equity in earnings of unconsolidated affiliates	(3,281)	(5,122)
Income before income taxes	$12,315	$10,135

Selected financial information for the Polyester, Nylon and International Segments is presented below:

	For the Six Months Ended December 28, 2014
	Polyester	Nylon	International	Total
Net sales	$183,409	$83,922	$70,000	$337,331
Cost of sales	160,415	73,068	59,610	293,093
Gross profit	22,994	10,854	10,390	44,238
Selling, general and administrative expenses	14,558	4,875	4,437	23,870
Other operating expenses	26	16	52	94
Segment operating profit	$8,410	$5,963	$5,901	$20,274

	For the Six Months Ended December 29, 2013
	Polyester	Nylon	International	Total
Net sales	$182,992	$79,515	$66,779	$329,286
Cost of sales	162,835	70,062	57,907	290,804
Gross profit	20,157	9,453	8,872	38,482
Selling, general and administrative expenses	13,103	4,434	4,068	21,605
Restructuring charges	349	—	—	349
Segment operating profit	$6,705	$5,019	$4,804	$16,528

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

The reconciliations of segment operating profit to consolidated income before income taxes are as follows:

	For the Six Months Ended
	December 28, 2014	December 29, 2013
Polyester	$8,410	$6,705
Nylon	5,963	5,019
International	5,901	4,804
Segment operating profit	20,274	16,528
Provision for bad debts	654	49
Other operating expense, net	2,069	2,420
Operating income	17,551	14,059
Interest income	(626)	(1,356)
Interest expense	2,028	2,155
Equity in earnings of unconsolidated affiliates	(7,002)	(11,245)
Income before income taxes	$23,151	$24,505

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Polyester	$3,056	$2,822	$6,081	$5,571
Nylon	509	521	1,010	1,265
International	685	689	1,441	1,417
Segment depreciation and amortization expense	4,250	4,032	8,532	8,253
Depreciation and amortization included in other operating expense, net	98	80	196	160
Amortization charged to interest expense	146	105	258	212
Depreciation and amortization expense	$4,494	$4,217	$8,986	$8,625

Segment other adjustments for each of the reportable segments consist of the following:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Polyester	$(10)	$191	$112	$193
Nylon	22	—	65	(157)
International	—	194	—	254
Segment other adjustments	$12	$385	$177	$290

Segment other adjustments may include items such as severance charges, restructuring charges and recoveries, start-up costs, and other adjustments necessary to understand and compare the underlying results of the segment.

Segment Adjusted Profit for each of the reportable segments consists of the following:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Polyester	$7,833	$5,742	$14,629	$12,818
Nylon	3,593	2,896	7,054	6,127
International	3,535	2,785	7,394	6,475
Segment Adjusted Profit	$14,961	$11,423	$29,077	$25,420

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Intersegment sales for each of the reportable segments consist of the following:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Polyester	$19	$87	$142	$92
Nylon	70	63	75	136
International	137	415	167	514
Intersegment sales	$226	$565	$384	$742

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Polyester	$5,424	$2,641	$12,026	$7,033
Nylon	281	856	475	1,427
International	229	227	735	883
Segment capital expenditures	5,934	3,724	13,236	9,343
Unallocated corporate capital expenditures	125	16	206	88
Capital expenditures	$6,059	$3,740	$13,442	$9,431

The reconciliations of segment total assets to consolidated total assets are as follows:

	December 28, 2014	June 29, 2014
Polyester	$197,126	$192,697
Nylon	67,297	75,397
International	72,159	81,604
Segment total assets	336,582	349,698
All other current assets	7,093	2,549
Unallocated corporate PP&E	11,887	12,250
All other non-current assets	5,181	5,341
Investments in unconsolidated affiliates	105,748	99,229
Total assets	$466,491	$469,067

Geographic Data:

Geographic information for net sales is as follows:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
U.S.	$118,777	$121,236	$245,780	$244,963
Brazil	25,687	26,152	55,694	56,464
All Other Foreign	18,685	13,229	35,857	27,859
Total	$163,149	$160,617	$337,331	$329,286

The information for net sales is based on the operating locations from where the items were produced or distributed. Export sales from the Company’s U.S. operations to external customers were $27,926 and $26,699 for the three months ended December 28, 2014 and December 29, 2013, respectively. Export sales from the Company’s U.S. operations to external customers were $55,099 and $49,955 for the six months ended December 28, 2014 and December 29, 2013, respectively.

Geographic information for long-lived assets is as follows:

	December 28, 2014	June 29, 2014
U.S.	$224,786	$215,910
Brazil	9,221	12,188
All Other Foreign	7,393	7,413
Total	$241,400	$235,511

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Long-lived assets are comprised of property, plant and equipment, net, intangible assets, net, investments in unconsolidated affiliates and other non-current assets.

Geographic information for total assets is as follows:

	December 28, 2014	June 29, 2014
U.S.	$368,720	$362,510
Brazil	61,864	70,581
All Other Foreign	35,907	35,976
Total	$466,491	$469,067

25. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Six Months Ended
	December 28, 2014	December 29, 2013
Interest, net of capitalized interest	$1,661	$1,635
Income taxes, net of refunds	12,708	6,558

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by the Company in both U.S. and foreign jurisdictions.

Non-Cash Investing and Financing Activities

As of December 28, 2014 and June 29, 2014, $1,118 and $5,023, respectively, were included in accounts payable for unpaid capital expenditures.

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in the 2014 Form 10-K. Our discussions here focus on our results during, or as of, the second quarter of fiscal year 2015, and the comparable period of fiscal year 2014, and, to the extent applicable, any material changes from the information discussed in the 2014 Form 10-K or other important intervening developments or information. These discussions should be read in conjunction with the 2014 Form 10-K for more detailed and background information.

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

Overview and Significant General Matters

The Company remains committed to making improvements to its core business, growing the market for its value-added products, and generating positive cash flow from operations to fund strategic growth opportunities and potential repurchases under the Company’s stock repurchase program. The Company’s core strategies include: continuously improving all operational and business processes; enriching our product mix by aggressively growing sales of our PVA products and increasing our market share of compliant yarns; deriving value from sustainability based initiatives, including polyester and nylon recycling; increasing sales in global growth markets, including Central America, Brazil, and China; and maintaining our beneficial joint venture relationships. The Company expects to continue to focus on these strategies through investments in select product and geographic growth opportunities related to its core business.

Significant highlights for the December 2014 quarter include the following items, each of which is discussed in more detail below:

●	Net income was $9,418, or $0.52 per basic share, on net sales of $163,149, compared to net income of $6,443, or $0.34 per basic share, on net sales of $160,617 for the prior year second quarter.

●	Adjusted EBITDA (as defined below) was $16,200 versus $12,567 for the prior year second quarter.

Key Performance Indicators

The Company continuously reviews performance indicators to measure its success. The following are the key indicators management uses to assess performance of the Company’s business:

●	sales volume for the Company and for each of its reportable segments;

●	unit conversion margin, which represents unit net sales price less unit raw material costs, for the Company and for each of its reportable segments;

●	gross profit and gross margin for the Company and for each of its reportable segments; and

●	net income and earnings per share for the Company.

Results of Operations

Second Quarter of Fiscal Year 2015 Compared to Second Quarter of Fiscal Year 2014

Consolidated Overview

The components of net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts are presented in the table below.

	For the Three Months Ended
	December 28, 2014		December 29, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$163,149	100.0	$160,617	100.0	1.6
Cost of sales	139,866	85.7	142,120	88.5	(1.6)
Gross profit	23,283	14.3	18,497	11.5	25.9
Selling, general and administrative expenses	12,584	7.7	11,491	7.2	9.5
Provision for bad debts	63	—	87	—	(27.6)
Other operating expense, net	702	0.5	1,145	0.7	(38.7)
Operating income	9,934	6.1	5,774	3.6	72.0
Interest expense, net	900	0.6	761	0.5	18.3
Equity in earnings of unconsolidated affiliates	(3,281)	(2.0)	(5,122)	(3.2)	(35.9)
Income before income taxes	12,315	7.5	10,135	6.3	21.5
Provision for income taxes	3,193	1.9	3,924	2.4	(18.6)
Net income including non-controlling interest	9,122	5.6	6,211	3.9	46.9
Less: net (loss) attributable to non-controlling interest	(296)	(0.2)	(232)	(0.1)	27.6
Net income attributable to Unifi, Inc.	$9,418	5.8	$6,443	4.0	46.2

Consolidated Net Sales

Net sales for the December 2014 quarter increased by $2,532, or 1.6%, as compared to the prior year quarter. The increase in net sales was primarily driven by higher sales volumes in all three of the Company’s reportable segments. This increase was partially offset by devaluation of the Brazilian Real versus the U.S. Dollar.

Consolidated sales volume increased 6.8% from the prior year quarter due to volume increases in all three of the Company’s reportable segments. The slight increase in sales volume in the Polyester Segment of 1.2% was primarily due to continued success of its PVA programs and increased demand due to growth of synthetic apparel for the NAFTA and CAFTA regions. The volume increase in the Nylon Segment of 6.6% was primarily due to increased sales of textured yarn products for the apparel market. The increase in the International Segment of 20.1% was primarily due to (i) volume improvements in Brazil for both manufactured and resale products and (ii) higher volumes in China as a result of new sales programs.

Consolidated sales pricing decreased 5.2% from the prior year quarter primarily due to devaluation of the Brazilian Real versus the U.S. Dollar and changes in sales mix within underlying product lines driving a comparatively lower weighted average selling price.

Consolidated Gross Profit

Gross profit for the December 2014 quarter increased by $4,786, or 25.9%. Gross profit increased due to (i) increased sales volume in all three reportable segments, (ii) improved margins related to mix enrichment in the Polyester Segment, (iii) a decline in polyester raw material costs and (iv) improved manufacturing costs in Brazil due to lower net utility costs, partially offset by unfavorable currency translation in Brazil and a lower-margin sales mix in China.

Polyester Segment

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Three Months Ended
	December 28, 2014		December 29, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$90,431	100.0	$89,430	100.0	1.1
Cost of sales	77,892	86.1	79,633	89.0	(2.2)
Gross profit	$12,539	13.9	$9,797	11.0	28.0

A reconciliation of the changes in net sales from the second quarter of fiscal year 2014 to the second quarter of fiscal year 2015 for the Polyester Segment is as follows:

Net sales for the second quarter of fiscal year 2014	$89,430
Increase in sales volumes	970
Acquisition of draw winding business	307
Changes in sales mix	(276)
Net sales for the second quarter of fiscal year 2015	$90,431

The overall increase in net sales was primarily attributable to (i) an increase in volumes specific to expanded PVA programs, as well as increased demand for textured polyester yarn in the North and Central American regions and (ii) acquisition of a draw winding business in December 2013 (due to the timing of the acquisition relative to the duration of the corresponding quarters), partially offset by (iii) lower chip and dyed yarn sales and (iv) lower average denier.

A reconciliation of the changes in gross profit from the second quarter of fiscal year 2014 to the second quarter of fiscal year 2015 for the Polyester Segment is as follows:

Gross profit for the second quarter of fiscal year 2014	$9,797
Net improvement in underlying operating margins	2,826
Increase in sales volumes	117
Increase in depreciation expense	(201)
Gross profit for the second quarter of fiscal year 2015	$12,539

The increase in gross profit was primarily a result of (i) higher operating margins driven by mix enrichment initiatives to increase the ratio of PVA products versus commodity-based offerings, (ii) improved conversion margins driven by declining raw material costs, partially offset by (iii) higher depreciation expense due to the recent recycling center addition and incremental fixed assets driving expanded flexibility and capacity.

Polyester Segment net sales and gross profit as a percentage of total consolidated amounts were 55.4% and 53.9% for the second quarter of fiscal year 2015, compared to 55.7% and 53.0% for the second quarter of fiscal year 2014, respectively.

Nylon Segment

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Three Months Ended
	December 28, 2014		December 29, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$39,212	100.0	$39,800	100.0	(1.5)
Cost of sales	33,545	85.5	35,041	88.0	(4.3)
Gross profit	$5,667	14.5	$4,759	12.0	19.1

A reconciliation of the changes in net sales from the second quarter of fiscal year 2014 to the second quarter of fiscal year 2015 for the Nylon Segment is as follows:

Net sales for the second quarter of fiscal year 2014	$39,800
Decrease in average pricing and change in sales mix	(3,240)
Increase in sales volumes	2,652
Net sales for the second quarter of fiscal year 2015	$39,212

The decrease in net sales was attributable to a decrease in pricing due to varying sales mix changes among underlying product lines, partially offset by an increase in sales volumes, primarily for textured yarn.

A reconciliation of the changes in gross profit from the second quarter of fiscal year 2014 to the second quarter of fiscal year 2015 for the Nylon Segment is as follows:

Gross profit for the second quarter of fiscal year 2014	$4,759
Increase in sales volumes	317
Decrease in depreciation expense	14
Improvements in underlying operating margins	577
Gross profit for the second quarter of fiscal year 2015	$5,667

The increase in gross profit was attributable to (i) an increase in sales volumes, primarily for textured products, (ii) a slight decrease in depreciation expense and (iii) lower unit converting costs primarily attributable to a change in sales mix.

Nylon Segment net sales and gross profit, as a percentage of total consolidated amounts, were 24.0% and 24.3% for the second quarter of fiscal year 2015, compared to 24.8% and 25.7% for the second quarter of fiscal year 2014, respectively.

International Segment

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Three Months Ended
	December 28, 2014		December 29, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$33,506	100.0	$31,387	100.0	6.8
Cost of sales	28,429	84.8	27,446	87.4	3.6
Gross profit	$5,077	15.2	$3,941	12.6	28.8

A reconciliation of the changes in net sales from the second quarter of fiscal year 2014 to the second quarter of fiscal year 2015 for the International Segment is as follows:

Net sales for the second quarter of fiscal year 2014	$31,387
Increase in sales volumes	5,942
Unfavorable currency translation effects	(2,794)
Decrease in average pricing and sales mix	(1,029)
Net sales for the second quarter of fiscal year 2015	$33,506

The increase in net sales is primarily attributable to an increase in sales volumes for both Brazil and China. Brazil maintained higher volumes in both manufactured and resale products, where local currency devaluation drove favorable pricing advantages for locally-manufactured products compared to U.S. Dollar-based competitive imports. China’s volumes benefitted from several new PVA sales programs. The benefit of increased sales volumes is partially offset by (i) unfavorable currency translation effects due to the devaluation of the Brazilian Real against the U.S. Dollar, (ii) competitive pricing pressure in Brazil from low-priced imports and downward pressure on sales prices due to declining raw material costs and (iii) a lower-priced sales mix in China.

A reconciliation of the changes in gross profit from the second quarter of fiscal year 2014 to the second quarter of fiscal year 2015 for the International Segment is as follows:

Gross profit for the second quarter of fiscal year 2014	$3,941
Increase in sales volumes	794
Decrease in net utility costs	745
Unfavorable currency translation effects	(320)
Other changes in underlying margins	(83)
Gross profit for the second quarter of fiscal year 2015	$5,077

Gross profit results for the International Segment increased due to (i) an increase in sales volumes for both Brazil and China, driven by the factors described in the net sales analysis above, (ii) higher resale yarn margins in Brazil and (iii) lower manufacturing costs in Brazil as a result of lower net energy costs (which are not expected to continue beyond the third quarter of fiscal year 2015). These increases are partially offset by unfavorable currency translation effects due to the devaluation of the Brazilian Real against the U.S. Dollar and a lower-margin sales mix in China.

International Segment net sales and gross profit as a percentage of total consolidated amounts were 20.6% and 21.8% for the second quarter of fiscal year 2015, compared to 19.5% and 21.3% for the second quarter of fiscal year 2014, respectively.

Consolidated Selling, General and Administrative Expenses

A reconciliation of the changes in selling, general and administrative (“SG&A”) expenses from the second quarter of fiscal year 2014 to the second quarter of fiscal year 2015 is as follows:

Selling, general and administrative expenses for the second quarter of fiscal year 2014	$11,491
Increase in consumer marketing and branding expenses	555
Increase in professional fees	168
Increase in non-cash compensation	75
Increase in depreciation and amortization expenses	29
Other, net	266
Selling, general and administrative expenses for the second quarter of fiscal year 2015	$12,584

Total SG&A expenses were higher versus the prior year quarter, with changes among various components, including (as quantified in the table above): (i) an increase in consumer marketing and branding expenses resulting from the timing of new promotional agreements, (ii) an increase in professional fees related to out-sourced auxiliary services, (iii) an increase in non-cash compensation primarily due to an increase in the fair value of awards granted in connection with the higher price of the Company’s common stock on the respective grant dates, (iv) an increase in depreciation and amortization expenses and (v) a net increase in employee costs, community relations, currency translation, insurance, and office and facilities expenses.

Consolidated Provision for Bad Debts

Provision for bad debts decreased from $87 for the second quarter of fiscal year 2014 to $63 for the second quarter of fiscal year 2015. No significant factors impacted the comparative periods.

Consolidated Other Operating Expense, Net

Other operating expense, net decreased by $443 from $1,145 for the second quarter of fiscal year 2014 to $702 for the second quarter of fiscal year 2015. The decrease was primarily driven by (i) a decrease in the loss recognized on the sale of property, plant and equipment, (ii) the absence of restructuring charges in the current fiscal year and (iii) a reduction in the fair value of a contingent consideration liability. These decreases were partially offset by an increase in operating expenses for Renewables due to the expansion of FGM crop fields, bedding trials conducted at poultry houses and increased depreciation and amortization expenses.

The components of other operating expense, net are further detailed in “Note 20. Other Operating Expense, Net” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Consolidated Interest Expense, Net

Net interest expense increased from $761 for the second quarter of fiscal year 2014 to $900 for the second quarter of fiscal year 2015. Interest expense, net consists of the following:

	For the Three Months Ended
	December 28, 2014	December 29, 2013
Interest on ABL Facility	$925	$812
Other	43	30
Subtotal	968	842
Reclassification adjustment for cash flow hedge	89	145
Amortization of debt financing fees	146	105
Mark-to-market adjustment for interest rate swap	12	(148)
Interest capitalized to property, plant and equipment, net	(6)	(41)
Subtotal	241	61
Total interest expense	1,209	903
Interest income	(309)	(142)
Interest expense, net	$900	$761

The increase in total interest expense was primarily due to an unfavorable change in the interest rate swap mark-to-market adjustment, along with a higher quarterly average outstanding debt balance of $111,572 versus $96,738.

Interest income in each period relates to earnings recognized on cash equivalents held globally.

Consolidated Earnings from Unconsolidated Affiliates

For the second quarter of fiscal year 2015, the Company generated $12,315 of income before income taxes, of which $3,281 was generated from its investments in unconsolidated affiliates. For the second quarter of fiscal year 2014, the Company generated $10,135 of income before income taxes, of which $5,122 was generated from its investments in unconsolidated affiliates.

The Company’s 34% share of PAL’s earnings decreased from $4,803 in the second quarter of fiscal year 2014 to $3,090 in the second quarter of fiscal year 2015, primarily attributable to lower earnings recognized under the Farm Bill’s economic adjustment assistance program in the current period as compared to the prior year period, along with slightly lower operating margins. For the three months ended December 28, 2014, PAL’s corresponding fiscal period consisted of 14 weeks. The remaining change in earnings from unconsolidated affiliates relates to lower combined operating results for the Company’s two nylon extrusion joint ventures that supply POY to the Company’s Nylon Segment.

Consolidated Income Taxes

The Company’s income tax provision for the quarter ended December 28, 2014 resulted in tax expense of $3,193, with an effective tax rate of 25.9%. The Company’s income tax provision for the quarter ended December 29, 2013 resulted in tax expense of $3,924, with an effective tax rate of 38.7%.

The effective income tax rate for the quarter ended December 28, 2014 was favorably impacted by (i) the recognition of lower taxable income versus book income for an unconsolidated affiliate, (ii) a lower overall effective tax rate for the Company’s foreign earnings and (iii) the domestic production activities deduction, partially offset by state and local taxes and losses in tax jurisdictions for which no tax benefit could be recognized.

The effective income tax rate for the quarter ended December 29, 2013 is higher than the U.S. statutory rate due to the impact of state and local taxes, the recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance and losses in tax jurisdictions for which no tax benefit could be recognized.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for the second quarter of fiscal year 2015 was $9,418, or $0.52 per basic share, compared to $6,443, or $0.34 per basic share, for the prior year fiscal quarter.

As discussed above, the increase is primarily attributable to higher gross profits and a lower effective tax rate, partially offset by higher SG&A expenses and lower earnings from unconsolidated affiliates.

Year-To-Date Fiscal Year 2015 Compared to Year-To-Date Fiscal Year 2014

Consolidated Overview

The components of net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts are presented in the table below.

	For the Six Months Ended
	December 28, 2014		December 29, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$337,331	100.0	$329,286	100.0	2.4
Cost of sales	293,093	86.9	290,804	88.3	0.8
Gross profit	44,238	13.1	38,482	11.7	15.0
Selling, general and administrative expenses	23,870	7.1	21,605	6.6	10.5
Provision for bad debts	654	0.2	49	—	1,234.7
Other operating expense, net	2,163	0.6	2,769	0.8	(21.9)
Operating income	17,551	5.2	14,059	4.3	24.8
Interest expense, net	1,402	0.4	799	0.3	75.5
Equity in earnings of unconsolidated affiliates	(7,002)	(2.1)	(11,245)	(3.4)	(37.7)
Income before income taxes	23,151	6.9	24,505	7.4	(5.5)
Provision for income taxes	7,354	2.2	9,675	2.9	(24.0)
Net income including non-controlling interest	15,797	4.7	14,830	4.5	6.5
Less: net (loss) attributable to non-controlling interest	(698)	(0.2)	(483)	(0.1)	44.5
Net income attributable to Unifi, Inc.	$16,495	4.9	$15,313	4.6	7.7

Consolidated Net Sales

Net sales for the December 2014 year-to-date period increased by $8,045, or 2.4%, as compared to the prior year comparative period. The increase was driven by higher sales volumes for the Nylon and International Segments and improved pricing in the Polyester Segment due to higher PVA sales, partially offset by devaluation of the Brazilian Real versus the U.S. Dollar, a slight decline in volumes for the Polyester Segment and lower pricing in the Nylon and International Segments.

Consolidated sales volume increased 3.1% from the prior year-to-date period as volume increased 8.4% in the Nylon Segment, driven by textured and covered yarn, and volume increased 11.9% in the International Segment, driven by higher manufactured product volume in Brazil and the success of new programs in China. An offsetting decline of 1.6% for Polyester Segment volumes resulted from a decrease related to lower chip and dyed yarn sales and lower average denier.

Consolidated sales pricing declined 0.7% primarily due to devaluation of the Brazilian Real versus the U.S. Dollar, lower pricing in the Nylon Segment (driven by a higher proportion of textured polyester) and lower pricing in Brazil due to pressures from low-priced imported yarn, partially offset by improved pricing in the Polyester Segment due to PVA program successes.

Consolidated Gross Profit

Gross profit for the December 2014 year-to-date period increased by $5,756, or 15.0%. Gross profit increased due to the aforementioned increases in sales volumes, along with overall improved operating margins related to (i) mix enrichment, (ii) lower polyester raw material costs and (iii) lower net utility costs.

Polyester Segment

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Six Months Ended
	December 28, 2014		December 29, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$183,409	100.0	$182,992	100.0	0.2
Cost of sales	160,415	87.5	162,835	89.0	(1.5)
Gross profit	$22,994	12.5	$20,157	11.0	14.1

A reconciliation of the changes in net sales from the year-to-date period of fiscal year 2014 to the year-to-date period of fiscal year 2015 for the Polyester Segment is as follows:

Net sales for the year-to-date period of fiscal year 2014	$182,992
Improved pricing and sales mix	1,912
Acquisition of draw winding business	918
Decrease in sales volumes	(2,413)
Net sales for the year-to-date period of fiscal year 2015	$183,409

The overall increase in net sales is primarily attributable to (i) an improved sales mix driven by a shift to value-added product offerings, along with (ii) the incremental sales associated with acquiring a draw winding business in December 2013. Partially offsetting these increases is a decrease in volumes related to lower chip and dyed yarn sales and lower average denier.

A reconciliation of the changes in gross profit from the year-to-date period of fiscal year 2014 to the year-to-date period of fiscal year 2015 for the Polyester Segment is as follows:

Gross profit for the year-to-date period of fiscal year 2014	$20,157
Improvements in underlying operating margins	3,607
Decrease in sales volumes	(322)
Increase in depreciation expense	(448)
Gross profit for the year-to-date period of fiscal year 2015	$22,994

The increase in gross profit was primarily a result of (i) higher operating margins driven by mix enrichment initiatives to increase the ratio of PVA products versus commodity-based offerings and (ii) declining raw material costs, partially offset by (iii) a slight decrease in sales volumes related to lower chip and dyed yarn sales and lower average denier and (iv) higher depreciation expense due to the recent recycling center addition and incremental fixed assets driving expanded flexibility and capacity.

Polyester Segment net sales and gross profit as a percentage of total consolidated amounts were 54.4% and 52.0% for the year-to-date period of fiscal year 2015, compared to 55.6% and 52.4% for the year-to-date period of fiscal year 2014, respectively.

Nylon Segment

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Six Months Ended
	December 28, 2014		December 29, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$83,922	100.0	$79,515	100.0	5.5
Cost of sales	73,068	87.1	70,062	88.1	4.3
Gross profit	$10,854	12.9	$9,453	11.9	14.8

A reconciliation of the changes in net sales from the year-to-date period of fiscal year 2014 to the year-to-date period of fiscal year 2015 for the Nylon Segment is as follows:

Net sales for the year-to-date period of fiscal year 2014	$79,515
Increase in sales volumes	6,733
Decrease in pricing and mix	(2,326)
Net sales for the year-to-date period of fiscal year 2015	$83,922

The increase in net sales is attributable to (i) increased volumes for textured and covered yarn in the apparel market and (ii) a decrease in overall pricing for the reportable segment due to changes in sales mix amongst the underlying product lines.

A reconciliation of the changes in gross profit from the year-to-date period of fiscal year 2014 to the year-to-date period of fiscal year 2015 for the Nylon Segment is as follows:

Gross profit for the year-to-date period of fiscal year 2014	$9,453
Increase in sales volumes	800
Decrease in depreciation expense	256
Improvements in underlying operating margins	345
Gross profit for the year-to-date period of fiscal year 2015	$10,854

The increase in gross profit was primarily due to (i) an increase in sales volumes driven by the factors in the above net sales analysis, (ii) lower depreciation expense and (iii) lower unit converting costs primarily due to a change in sales mix.

Nylon Segment net sales and gross profit, as a percentage of total consolidated amounts, were 24.9% and 24.5% for the year-to-date period of fiscal year 2015, compared to 24.1% and 24.6% for the year-to-date period of fiscal year 2014, respectively.

International Segment

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Six Months Ended
	December 28, 2014		December 29, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$70,000	100.0	$66,779	100.0	4.8
Cost of sales	59,610	85.2	57,907	86.7	2.9
Gross profit	$10,390	14.8	$8,872	13.3	17.1

A reconciliation of the changes in net sales from the year-to-date period of fiscal year 2014 to the year-to-date period of fiscal year 2015 for the International Segment is as follows:

Net sales for the year-to-date period of fiscal year 2014	$66,779
Increase in sales volumes	7,833
Unfavorable currency translation effects	(2,854)
Decrease in pricing and sales mix	(1,758)
Net sales for the year-to-date period of fiscal year 2015	$70,000

The increase in net sales is primarily attributable to an increase in sales volumes for both Brazil and China. Brazil captured higher volumes for manufactured products, where local currency devaluation helped to create favorable pricing conditions for locally-manufactured product compared to U.S. Dollar-based competitive imports. China’s volumes are benefiting from several new sales programs, driven by PVA products. The benefit of increased sales volumes is partially offset by (i) unfavorable currency translation effects due to the devaluation of the Brazilian Real against the U.S. Dollar and (ii) competitive pricing pressure in Brazil from low-priced imports.

A reconciliation of the changes in gross profit from the year-to-date period of fiscal year 2014 to the year-to-date period of fiscal year 2015 for the International Segment is as follows:

Gross profit for the year-to-date period of fiscal year 2014	$8,872
Increase in sales volumes	1,054
Decrease in net utility costs	897
Unfavorable currency translation effects	(307)
Other changes in underlying margins	(98)
Increase in depreciation expense	(28)
Gross profit for the year-to-date period of fiscal year 2015	$10,390

Gross profit results for the International Segment increased due to (i) an increase in sales volumes for both Brazil and China, driven by the factors described in the net sales analysis above, (ii) higher resale margins in Brazil and (iii) lower manufacturing costs in Brazil as a result of lower net energy costs (which are not expected to continue beyond the third quarter of fiscal year 2015). This increase is partially offset by unfavorable currency translation effects due to the devaluation of the Brazilian Real against the U.S. Dollar, a slight increase in depreciation expense in Brazil and a lower margin sales mix in China.

International Segment net sales and gross profit as a percentage of total consolidated amounts were 20.7% and 23.5% for the year-to-date period of fiscal year 2015, compared to 20.3% and 23.0% for the year-to-date period of fiscal year 2014, respectively.

Consolidated Selling, General and Administrative Expenses

A reconciliation of the changes in selling, general and administrative (“SG&A”) expenses from the year-to-date period of fiscal year 2014 to the year-to-date period of fiscal year 2015 is as follows:

Selling, general and administrative expenses for the year-to-date period of fiscal year 2014	$21,605
Increase in consumer marketing and branding expenses	1,022
Increase in professional fees	417
Increase in non-cash compensation	286
Increase in depreciation and amortization expenses	54
Other, net	486
Selling, general and administrative expenses for the year-to-date period of fiscal year 2015	$23,870

Total SG&A expenses were higher versus the prior year period, with changes among various components, including (as quantified in the table above): (i) an increase in consumer marketing and branding expenses resulting from the timing of new promotional agreements, (ii) an increase in professional fees related to out-sourced auxiliary services, (iii) an increase in non-cash compensation primarily due to an increase in the fair value of awards granted in connection with the higher price of the Company’s common stock on the respective grant dates, (iv) an increase in depreciation and amortization expenses and (v) a net increase in employee costs, community relations, currency translation, insurance, and office and facilities expenses.

Consolidated Provision for Bad Debts

Provision for bad debts increased from $49 for the year-to-date period of fiscal year 2014 to $654 for the year-to-date period of fiscal year 2015. The increase is primarily attributable to the write-off of a customer receivable balance originating in the Company’s Brazilian operations, for which recovery has been deemed unlikely. The Company believes the activity is isolated in nature and magnitude.

Consolidated Other Operating Expense, Net

Other operating expense, net decreased from $2,769 for the year-to-date period of fiscal year 2014 to $2,163 for the year-to-date period of fiscal year 2015. The decrease was primarily driven by (i) the absence of restructuring charges in the current fiscal year, (ii) a decrease in the loss recognized on the sale of property, plant and equipment and (iii) a reduction in the fair value of a contingent consideration liability. These decreases were partially offset by an increase in operating expenses for Renewables due to the expansion of FGM crop fields, bedding trials conducted at poultry houses and increased depreciation and amortization expenses.

The components of other operating expense, net are further detailed in “Note 20. Other Operating Expense, Net” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Consolidated Interest Expense, Net

Net interest expense increased from $799 for the year-to-date period of fiscal year 2014 to $1,402 for the year-to-date period of fiscal year 2015. Interest expense, net consists of the following:

	For the Six Months Ended
	December 28, 2014	December 29, 2013
Interest on ABL Facility	$1,785	$1,665
Other	91	69
Subtotal	1,876	1,734
Reclassification adjustment for cash flow hedge	193	300
Amortization of debt financing fees	258	212
Mark-to-market adjustment for interest rate swap	(246)	(8)
Interest capitalized to property, plant and equipment, net	(53)	(83)
Subtotal	152	421
Total interest expense	2,028	2,155
Interest income	(626)	(1,356)
Interest expense, net	$1,402	$799

The decrease in total interest expense was primarily due to favorable changes in the interest rate swap mark-to-market adjustment and reclassification adjustment and a decrease in the average interest rate on debt obligations from 3.5% to 3.4%. These changes were partially offset by an increase in the average debt balance from $97,088 to $109,718.

Interest income in each period includes earnings recognized on cash equivalents held globally. Interest income in the first six months of fiscal year 2014 includes a one-time receipt of interest of $1,084 related to the settlement of a judicial claim involving the Company’s Brazilian subsidiary.

Consolidated Earnings from Unconsolidated Affiliates

For the year-to-date period of fiscal year 2015, the Company generated $23,151 of income before income taxes, of which $7,002 was generated from its investments in unconsolidated affiliates. For the year-to-date period of fiscal year 2014, the Company generated $24,505 of income before income taxes, of which $11,245 was generated from its investments in unconsolidated affiliates.

The Company’s 34% share of PAL’s earnings decreased from $10,718 in the year-to-date period of fiscal year 2014 to $6,494 in the year-to-date period of fiscal year 2015, primarily attributable to lower earnings recognized under the Farm Bill’s economic adjustment assistance program in the current period as compared to the prior year period and lower operating margins. The decrease was partially offset by a provisional after-tax gain of approximately $4,600 recognized by PAL from the acquisition of a yarn manufacturer based in Mexico for which PAL previously held a 50% ownership interest. For the six months ended December 28, 2014, PAL’s corresponding fiscal period consisted of 27 weeks. There is no material change in comparable earnings for the Company’s two nylon extrusion joint ventures that supply POY to the Company’s Nylon Segment.

Consolidated Income Taxes

The Company’s income tax provision for the year-to-date period ended December 28, 2014 resulted in tax expense of $7,354, with an effective tax rate of 31.8%. The Company’s income tax provision for the year-to-date period ended December 29, 2013 resulted in tax expense of $9,675, with an effective tax rate of 39.5%.

The effective income tax rate for the six months ended December 28, 2014 was favorably impacted by (i) the recognition of lower taxable versus book income for an unconsolidated affiliate, (ii) a lower overall effective tax rate for the Company’s foreign earnings and (iii) the domestic production activities deduction, partially offset by state and local taxes and losses in tax jurisdictions for which no tax benefit could be recognized.

The effective income tax rate for the six months ended December 29, 2013 is higher than the U.S. statutory rate due to the impact of state and local taxes, the recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance and losses in tax jurisdictions for which no tax benefit could be recognized.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for the year-to-date period of fiscal year 2015 was $16,495, or $0.90 per basic share, compared to $15,313, or $0.80 per basic share, for the prior year-to-date period.

As discussed above, the increase is primarily attributable to higher gross profits and a lower effective tax rate, partially offset by higher SG&A expenses and lower earnings from unconsolidated affiliates.

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

The reconciliations of net income attributable to Unifi, Inc. to EBITDA, Adjusted EBITDA Including Equity Affiliates and Adjusted EBITDA are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net income attributable to Unifi, Inc.	$9,418	$6,443	$16,495	$15,313
Provision for income taxes	3,193	3,924	7,354	9,675
Interest expense, net	900	761	1,402	799
Depreciation and amortization expense	4,308	4,080	8,649	8,349
EBITDA	17,819	15,208	33,900	34,136

Non-cash compensation expense	1,272	1,197	1,897	1,611
Operating expenses for Renewables	385	300	927	625
Restructuring charges, net	—	222	—	1,118
Foreign currency transaction losses	61	79	374	173
Net loss on sale or disposal of assets	17	299	17	340
Other, net	(73)	384	274	290
Adjusted EBITDA Including Equity Affiliates	19,481	17,689	37,389	38,293

Equity in earnings of unconsolidated affiliates	(3,281)	(5,122)	(7,002)	(11,245)
Adjusted EBITDA	$16,200	$12,567	$30,387	$27,048

The reconciliations of Adjusted EBITDA to Segment Adjusted Profit are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Adjusted EBITDA	$16,200	$12,567	$30,387	$27,048
Non-cash compensation expense	(1,272)	(1,197)	(1,897)	(1,611)
Provision for bad debts	63	87	654	49
Other, net	(30)	(34)	(67)	(66)
Segment Adjusted Profit	$14,961	$11,423	$29,077	$25,420

Segment Adjusted Profit by reportable segment is as follows:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Polyester	$7,833	$5,742	$14,629	$12,818
Nylon	3,593	2,896	7,054	6,127
International	3,535	2,785	7,394	6,475
Total Segment Adjusted Profit	$14,961	$11,423	$29,077	$25,420

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures, debt service and stock repurchases. The Company’s primary sources of capital are cash generated from operations and borrowings available under its ABL Revolver. For the first six months of fiscal year 2015, cash generated from operations was $9,565, and at December 28, 2014, excess availability under the ABL Revolver was $60,919.

As of December 28, 2014, all of the Company’s debt obligations, with the exception of a term loan from one of the Company’s unconsolidated affiliates, were guaranteed by its domestic subsidiaries, while a substantial portion of the Company’s cash and cash equivalents were held by its foreign subsidiaries. As described below, cash and cash equivalents held by our foreign subsidiaries may not be presently available to fund the Company’s domestic capital requirements, including its domestic debt obligations, without potentially incurring incremental taxes due upon their repatriation. The Company employs a variety of tax planning and financing strategies to ensure that its worldwide cash is available in the locations where it is needed. For the Company’s U.S., Brazilian and other foreign subsidiaries, the following table presents a summary of cash and cash equivalents, liquidity, working capital and total debt obligations as of December 28, 2014:

	U.S.	Brazil	All Others	Total
Cash and cash equivalents	$10	$9,448	$8,439	$17,897
Borrowings available under ABL Revolver	60,919	—	—	60,919
Liquidity	$60,929	$9,448	$8,439	$78,816

Working capital	$87,346	$45,373	$22,013	$154,732
Total debt obligations	$110,008	$—	$1,250	$111,258

As of December 28, 2014, all cash and cash equivalents on-hand at the Company’s foreign operations were deemed to be permanently reinvested.  The Company has plans to repatriate $22,175 of future cash flows generated from its operations in Brazil and has recorded a deferred tax liability of $7,761 to reflect the additional income tax that would be due as a result. The Company currently has no plans to repatriate other cash balances held outside the United States. However, if such other balances were to be repatriated, additional tax payments could result. As of December 28, 2014, $31,457 of undistributed earnings of the Company’s foreign subsidiaries was deemed to be permanently reinvested, and any applicable U.S. federal income taxes and foreign withholding taxes have not been provided on these earnings. Computation of the potential tax liabilities associated with unremitted earnings permanently reinvested is not practicable.

Debt Obligations

The following table presents the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings (including the effects of the interest rate swap) as well as the applicable current portion of long-term debt:

	Scheduled	Weighted Average Interest Rate as of	Principal Amounts as of
	Maturity Date	December 28, 2014	December 28, 2014	June 29, 2014
ABL Revolver	March 2019	2.2%	$19,000	$26,000
ABL Term Loan	March 2019	3.2%	87,187	68,000
Term loan from unconsolidated affiliate	August 2015	3.0%	1,250	1,250
Capital lease obligations	(1)	(2)	3,821	4,238
Total debt			111,258	99,488
Current portion of long-term debt			(13,353)	(7,215)
Total long-term debt			$97,905	$92,273
(1)	Scheduled maturity dates for capital lease obligations range from January 2017 to November 2027.
(2)	Interest rates for capital lease obligations range from 2.3% to 4.6%.

On May 24, 2012, the Company entered into a credit agreement (the “Credit Agreement”) to establish a $150,000 senior secured credit facility (“ABL Facility”) with Wells Fargo Bank, N.A. and Bank of America, N.A. The ABL Facility has been amended several times, such that it has a maturity date of March 28, 2019 and consists of a $100,000 revolving credit facility (“ABL Revolver”) and a $90,000 term loan (“ABL Term Loan”).

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

Should excess availability under the ABL Revolver fall below the Trigger Level ($23,398 as of December 28, 2014), a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective. In addition, the ABL Facility contains restrictions on certain payments and investments, including restrictions on the payment of dividends and share repurchases, unless excess availability is greater than the Trigger Level for the thirty-day period prior to the making of such a distribution (as calculated on a pro forma basis as if the payment and any revolving loans made in connection therewith were made on the first day of such period) and the fixed charge coverage ratio is at least 1.0 to 1.0 (as calculated on a pro forma basis as if all such payments made pursuant to the most recent compliance certificate date were made on the last day of the applicable twelve-month period).

As of December 28, 2014, the Company was in compliance with all financial covenants; the excess availability under the ABL Revolver was $60,919; the fixed charge coverage ratio was 4.5 to 1.0; and the Company had $525 of standby letters of credit, none of which have been drawn upon.

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal year 2015 and the fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2015	2016	2017	2018	2019	Thereafter
ABL Revolver	$—	$—	$—	$—	$19,000	$—
ABL Term Loan	5,625	11,250	11,250	11,250	47,812	—
Capital lease obligations	423	866	808	558	366	800
Term loan from unconsolidated affiliate	—	1,250	—	—	—	—
Total	$6,048	$13,366	$12,058	$11,808	$67,178	$800

Working Capital

The following table presents a summary of the components of the Company’s Adjusted Working Capital and the reconciliation from Adjusted Working Capital to working capital:

	December 28, 2014	June 29, 2014
Receivables, net	$76,319	$93,925
Inventories	115,703	113,370
Accounts payable	(41,853)	(51,364)
Accrued expenses (1)	(11,376)	(18,487)
Adjusted Working Capital	138,793	137,444
Cash and cash equivalents	17,897	15,907
Other current assets	11,858	8,025
Accrued interest	(263)	(102)
Other current liabilities	(13,553)	(10,349)
Working capital	$154,732	$150,925
(1)	Excludes accrued interest

Working capital increased from $150,925 as of June 29, 2014 to $154,732 as of December 28, 2014, while Adjusted Working Capital increased slightly from $137,444 to $138,793. The decrease in accounts receivable is primarily attributable to the holiday shutdown period and devaluation of the Brazilian Real versus the U.S. Dollar. The slight increase in inventory represents higher raw material units on-hand for the Polyester Segment to support growth in our texturing and recycling operations, offset by lower polyester raw material costs and devaluation of the Brazilian Real versus the U.S. Dollar. The decrease in accounts payable reflects purchasing activity and the timing of vendor payments primarily with respect to capital expenditures. The decrease in accrued expenses is primarily attributable to the payment of fiscal year 2014 variable compensation during fiscal year 2015. Working capital increased due to the change in Adjusted Working Capital of $1,349, further impacted by higher cash and other current assets, partially offset by an increase in other current liabilities. The increase in other current assets is primarily driven by the domestic operations ending the period in an income tax receivable position. The increase in other current liabilities reflects the short-term payments due under the ABL Facility and current maturity of a related party term loan, partially offset by a decrease in income taxes payable.

Capital Projects

The Company expects to add approximately $50,000 of property, plant and equipment during all of fiscal year 2015, which is inclusive of approximately $10,000 of annual maintenance capital expenditures (expenditures that extend the useful life of existing assets and/or increase the capabilities or production capacity of the assets). The current estimate reflects anticipated initiatives in fiscal year 2015 to expand existing business and pursue PVA growth opportunities, including backward integration into bottle washing, primarily for the Polyester Segment, especially for REPREVE®. The total amount is expected to be funded by a combination of cash from operations, borrowings under the ABL Revolver and new capital lease obligations. Actual additions for all of fiscal year 2015 could be less depending on the timing and scale of contemplated initiatives.  During the first six months of fiscal year 2015, the Company spent $13,442 on capital expenditures.

As a result of our increasing focus on REPREVE® and other PVA yarns as part of our mix enrichment strategy, we may incur additional capital expenditures beyond the amounts currently estimated as we pursue new, currently unanticipated, opportunities in order to expand our manufacturing capabilities for these products, for strategic growth initiatives or to further streamline our manufacturing process, and we may be required to increase the amount of our working capital and long-term borrowings. If our strategy is successful, we would expect higher gross profit as a result of the combination of potentially higher sales volumes and an improved mix from higher-margin yarns.

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

Stock Repurchase Program

During fiscal year 2014, the Company completed its repurchase of shares under its $50,000 stock repurchase program that had been approved by the Board on January 22, 2013 (the “2013 SRP”). On April 23, 2014, the Board approved a new stock repurchase program (the “2014 SRP”) to authorize the Company to acquire up to an additional $50,000 of common stock. Under the 2014 SRP (as was the case under the 2013 SRP), the Company is authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times and prices and in such manner as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases, if any, are expected to be financed through cash generated from operations and borrowings under the Company’s ABL Revolver, and are subject to applicable limitations and restrictions as set forth in the ABL Facility. The 2014 SRP has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases. The Company may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable. Repurchases for the six months ended December 28, 2014 totaled 149 shares for $4,158, excluding brokerage fees.

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

Cash Provided by Operating Activities

Net cash provided by operating activities consists of the following:

	For the Six Months Ended
	December 28, 2014	December 29, 2013
Cash receipts:
Receipts from customers	$350,915	$349,028
Distributions received from unconsolidated affiliates	—	3,059
Other receipts	888	6,329

Cash payments:
Payments to suppliers and other operating costs	264,635	259,630
Payments for salaries, wages and benefits	62,033	61,569
Payments for taxes	12,708	6,558
Payments for interest	1,661	1,718
Payments for restructuring and severance	355	1,170
Other	746	5
Adjusted net cash provided by operating activities	9,665	27,766
Adjustment for excess tax benefit on stock-based compensation plans (1)	(100)	(3,536)
Net cash provided by operating activities	$9,565	$24,230
(1)

Adjustment for excess tax benefit on stock-based compensation plans represents the classification of the tax benefit realized from share-based payment awards within net cash used in financing activities with a corresponding offset to net cash provided by operating activities.

The increase in receipts from customers is consistent with the year-to-date increase in net sales over the prior year period, adjusted for the timing of cash receipts due to a comparatively lower accounts receivable balance at June 29, 2014 versus June 30, 2013. During the prior year period, other receipts included the return of utility and value-added tax deposits of $4,805, plus associated interest of $1,225, and other interest and miscellaneous income. The increase in payments to suppliers and other operating costs is primarily attributable to the increase in sales volumes, the slight increase in inventories and higher selling, general and administrative expenses over the prior year period. Payments for taxes have increased as compared to the prior year period due to an increase in estimated income tax payments for our operations in the U.S. and Brazil. Severance agreements and restructuring costs commenced in fiscal year 2014, which included payments to two former executive officers and equipment relocation and reinstallation costs. Such fiscal year 2015 payments represent final amounts due under severance agreements.

Cash Used in Investing Activities and Financing Activities

The Company utilized $13,432 for net investing activities and provided $7,924 from net financing activities during the six months ended December 28, 2014. Significant expenditures for investing activities include $13,442 for capital expenditures, which primarily relate to improving the flexibility and capability of producing PVA products in the Polyester Segment’s spinning facility, increasing the capacity of the recycling facility and increasing the capacity and flexibility of our regional polyester texturing operations. Significant financing activities include $22,000 provided from increasing the ABL Term Loan, $7,000 utilized for net cash payments on the ABL Revolver, and cash payments of $4,160 for repurchases of Company stock made under the 2014 SRP.

Contractual Obligations

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. As of December 28, 2014, material changes to cash payments due under the Company’s contractual obligations as disclosed in the table under the heading “Contractual Obligations” in the 2014 Form 10-K were as follows:

●

During the first quarter ended September 28, 2014, the Company entered into a five-year-term operating lease for warehousing space in Yadkinville for the Polyester Segment, with monthly payments of $55.

●

The Fifth Amendment to Credit Agreement increased the principal amount, the quarterly amortizing payments and the interest rate for the ABL Term Loan. Further discussion of the terms and conditions of the Company’s existing indebtedness is provided in “Note 12. Long-Term Debt” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

●

During the quarter ended December 28, 2014, the Company entered into an agreement to acquire polyester texturing machines for approximately $4,800, with installation expected to occur during the remainder of fiscal year 2015.

●

During the six months ended December 28, 2014, the Company entered into agreements for assets being constructed, primarily for the Polyester Segment, for which capital lease accounting is expected to commence during calendar year 2015. The estimated construction value relating to such agreements approximates $5,316.

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

Interest Rate Risk

The Company is exposed to interest rate risk through its borrowing activities.  As of December 28, 2014, the Company had borrowings under its ABL Revolver and ABL Term Loan that totaled $106,187 and contain variable rates of interest; however, the Company hedges a significant portion of such interest rate variability using an interest rate swap.  As of December 28, 2014, after considering the variable rate debt obligations that have been hedged and the Company’s outstanding debt obligations with fixed rates of interest, the Company’s sensitivity analysis shows that a 50-basis point increase in LIBOR as of December 28, 2014 would result in an increase of $256 in annual cash interest expense.

Currency Exchange Rate Risk

The Company conducts its business in various foreign countries and in various foreign currencies. Each of the Company’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose the Company to foreign currency exchange risk. The Company may enter into foreign currency forward contracts to hedge this exposure. The Company may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments. As of December 28, 2014, the Company had no outstanding foreign forward currency contracts.

As of December 28, 2014, the Company’s subsidiaries outside the U.S., whose functional currency is other than the U.S. Dollar, held approximately 16.2% of the Company’s consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of December 28, 2014, $12,677, or 70.8%, of the Company’s cash and cash equivalents were held outside the U.S., of which approximately $1,001 were held in U.S. Dollar equivalents.

More information regarding the Company’s derivative financial instruments as of December 28, 2014 is provided in “Note 17. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of December 28, 2014, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. During the Company’s second quarter of fiscal year 2015, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) The following table summarizes the Company’s purchases of its common stock during the fiscal quarter ended December 28, 2014, all of which purchases were made under the stock repurchase program approved by the Board on April 23, 2014 in which the Company is authorized to acquire up to $50,000 of common stock. The repurchase program has no stated expiration or termination date, and there is no time limit or specific time frame for repurchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

9/29/14 – 10/28/14	—	$—	—	$40,011
10/29/14 – 11/28/14	—	$—	—	40,011
11/29/14 – 12/28/14	—	$—	—	40,011
Total	—	$—	—

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
10.1

Amendment No. 2 to Change in Control Agreement for William L. Jasper, effective December 31, 2014, between the Registrant and William L. Jasper (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 24, 2014).

10.2

Amendment No. 2 to Change in Control Agreement for R. Roger Berrier, Jr., effective December 31, 2014, between the Registrant and R. Roger Berrier, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 24, 2014).

10.3

Amendment No. 2 to Change in Control Agreement for Thomas H. Caudle, Jr., effective December 31, 2014, between the Registrant and Thomas H. Caudle, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 24, 2014).

10.4

Change in Control Agreement for James M. Otterberg, effective December 31, 2014, between the Registrant and James M. Otterberg (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 24, 2014).

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
101+

The following materials from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2014, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

+ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date:	February 5, 2015	By:	/s/ JAMES M. OTTERBERG
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
10.1

Amendment No. 2 to Change in Control Agreement for William L. Jasper, effective December 31, 2014, between the Registrant and William L. Jasper (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 24, 2014).

10.2

Amendment No. 2 to Change in Control Agreement for R. Roger Berrier, Jr., effective December 31, 2014, between the Registrant and R. Roger Berrier, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 24, 2014).

10.3

Amendment No. 2 to Change in Control Agreement for Thomas H. Caudle, Jr., effective December 31, 2014, between the Registrant and Thomas H. Caudle, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 24, 2014).

10.4

Change in Control Agreement for James M. Otterberg, effective December 31, 2014, between the Registrant and James M. Otterberg (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 24, 2014).

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
101+

The following materials from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2014, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

+ Filed herewith