Form 10-K/A
period 2014-06-29
UNIFI INC
filed 2015-04-02
CIK 100726

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Annual Meeting of Shareholders of Unifi, Inc., held on October 22, 2014, are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

Amendment No. 1

Explanatory Note

Unifi, Inc. (the “Company” or the “Registrant”) is filing this Form 10-K/A to amend Item 15 of its Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended June 29, 2014 in order to, pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, include the financial statements and related notes of Parkdale America, LLC (“PAL”), an unconsolidated joint venture in which the Company holds a 34% equity ownership interest.

Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed.

PAL met the significant subsidiary test described above for the Company’s fiscal years ending June 29, 2014, June 30, 2013 and June 24, 2012 and the Company has included in this Form 10-K/A the required audited financial statements for PAL’s corresponding fiscal years ending January 3, 2015, December 28, 2013 and December 29, 2012. The Company’s significance test is calculated as of the end of its fiscal year and for its fiscal year.

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

2. Financial Statement Schedules

Parkdale America, LLC Financial Statements as of January 3, 2015 and December 28, 2013 and for PAL’s fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012.

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

Exhibit Number	Description

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

Unifi, Inc.

Date:	April 2, 2015	By:	/s/ JAMES M. OTTERBERG
James M. Otterberg
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer and Duly Authorized Officer)

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Financial Statements

As of January 3, 2015 and December 28, 2013 and for the three years ended January 3, 2015

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Index

January 3, 2015, December 28, 2013 and December 29, 2012

Page(s)

Independent Auditor’s Report

To the Board of Members of
Parkdale America, LLC and Subsidiaries

We have audited the accompanying consolidated financial statements of Parkdale America, LLC and its subsidiaries, which comprise the consolidated balance sheets as of January 3, 2015 and December 28, 2013 and the related consolidated statements of operations, comprehensive income, members’ equity and cash flows for the years ended January 3, 2015, December 28, 2013, and December 29, 2012.

Management’s Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements, referred to above present fairly, in all material respects, the financial position of Parkdale America, LLC and its subsidiaries at January 3, 2015 and December 28, 2013 and the results of its operations and its cash flows for the years ended January 3, 2015, December 28, 2013, and December 29, 2012 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 31, 2015

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Balance Sheets

January 3, 2015 and December 28, 2013

	2014	2013

Assets
Current assets
Cash and cash equivalents	$11,411,000	$52,724,000
Trade accounts receivable (less allowance of $3,721,000 and $1,565,000 in 2014 and 2013, respectively)	116,080,000	106,038,000
Other receivables	2,372,000	5,718,000
Due from affiliates	56,000	146,000
Inventories	110,560,000	106,465,000
Prepaid expenses and other assets	2,906,000	149,000
Due from broker	533,000	-
Derivative assets	1,815,000	6,375,000
Total current assets	245,733,000	277,615,000
Property, plant and equipment, net	176,162,000	110,769,000
Investment in joint venture	-	8,744,000
Deferred financing costs, net	653,000	844,000
Other noncurrent assets	1,075,000	12,000
Total assets	$423,623,000	$397,984,000
Liabilities and Members' Equity
Current liabilities
Trade accounts payable	$24,445,000	$30,862,000
Accrued expenses	11,573,000	10,202,000
Due to affiliates	5,971,000	4,784,000
Due to broker	-	2,729,000
Derivative liabilities	2,019,000	2,917,000
Current portion of deferred revenue	1,741,000	-
Total current liabilities	45,749,000	51,494,000
Other long-term liabilities	3,742,000	2,115,000
Notes payable affiliate	20,000,000	-
Deferred revenue	408,000	4,310,000
Total liabilities	69,899,000	57,919,000
Commitments and contingencies (Note 12)
Members' equity	353,724,000	340,065,000
Total liabilities and members' equity	$423,623,000	$397,984,000

The accompanying notes are an integral part of these consolidated financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Operations

Years Ended January 3, 2015, December 28, 2013, and December 29, 2012

	2014	2013	2012

Net sales	$831,578,000	$827,735,000	$816,860,000
Cost of goods sold	778,676,000	755,051,000	757,909,000
Gross profit	52,902,000	72,684,000	58,951,000
General and administrative expenses	17,503,000	15,699,000	13,513,000
Gain on disposals of property, plant and equipment	(813,000)	(395,000)	(470,000)
Income from operations	36,212,000	57,380,000	45,908,000
Interest expense	295,000	726,000	874,000
Interest income	(203,000)	(113,000)	(96,000)
(Earnings) loss from investment in joint venture	(744,000)	(660,000)	136,000
Loss (gain) on foreign exchange contracts	1,024,000	(349,000)	-
Gain on purchase of Summit Entities	(4,430,000)	-	-
Other (income) expense, net	(1,213,000)	(10,000)	985,000
Income before provision for income taxes	41,483,000	57,786,000	44,009,000
Provision for income taxes	278,000	-	-
Net income	$41,205,000	$57,786,000	$44,009,000

The accompanying notes are an integral part of these consolidated financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Comprehensive Income

Years Ended January 3, 2015, December 28, 2013, and December 29, 2012

	2014	2013	2012

Net income	$41,205,000	$57,786,000	$44,009,000
Other comprehensive (loss) income:
Impact to net income for cash flow hedges	-	(694,000)	11,959,000
Change in unrealized gain (loss) on cash flow hedges	-	652,000	(9,638,000)
Foreign currency translation	(1,798,000)	-	-
Other comprehensive (loss) income	(1,798,000)	(42,000)	2,321,000
Comprehensive income	$39,407,000	$57,744,000	$46,330,000

The accompanying notes are an integral part of these consolidated financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Members’ Equity

Years Ended January 3, 2015, December 28, 2013, and December 29, 2012

	Accumulated
	Other		Total
	Comprehensive	Members’	Members’
	Income (Loss)	Equity	Equity

Balance at December 31, 2011	$(2,279,000)	$307,712,000	$305,433,000
Net income	-	44,009,000	44,009,000
Changes related to derivative instruments	2,321,000	-	2,321,000
Dividends paid	-	(51,887,000)	(51,887,000)
Balance at December 29, 2012	42,000	299,834,000	299,876,000
Net income	-	57,786,000	57,786,000
Changes related to derivative instruments	(42,000)	-	(42,000)
Dividends paid	-	(17,555,000)	(17,555,000)
Balance at December 28, 2013	-	340,065,000	340,065,000
Net income	-	41,205,000	41,205,000
Foreign currency translation	(1,798,000)	-	(1,798,000)
Dividends paid	-	(25,748,000)	(25,748,000)
Balance at January 3, 2015	$(1,798,000)	$355,522,000	$353,724,000

The accompanying notes are an integral part of these consolidated financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Cash Flows

Years Ended January 3, 2015, December 28, 2013, and December 29, 2012

	2014	2013	2012

Cash flows from operating activities
Net income	$41,205,000	$57,786,000	$44,009,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,848,000	26,742,000	30,671,000
Gain on disposals of property, plant and equipment	(813,000)	(395,000)	(470,000)
Amortization of deferred financing costs	191,000	697,000	411,000
(Earnings) loss from income of equity investments	(744,000)	(660,000)	136,000
Dividends received from joint venture	400,000	501,000	400,000
Deferred income taxes	223,000	-	-
Net change in derivative instruments	400,000	1,674,000	1,939,000
Gain on purchase of Summit Entities	(4,430,000)	-	-
Changes in operating assets and liabilities
Trade accounts receivable, net	1,202,000	(14,508,000)	49,118,000
Other receivables	2,344,000	(1,450,000)	(1,622,000)
Income tax receivable	263,000	-	-
Value added tax receivable	(368,000)	-	-
Due to/from affiliates, net	453,000	1,818,000	(1,193,000)
Inventories	(598,000)	2,258,000	33,221,000
Prepaid expenses and other assets	(106,000)	(65,000)	(63,000)
Other noncurrent assets	(24,000)	239,000	85,000
Trade accounts payable	(10,179,000)	(139,000)	(2,097,000)
Accrued expenses and other liabilities	(610,000)	4,000	835,000
Deferred income	(2,162,000)	(7,150,000)	2,830,000
Other noncurrent liabilities	(638,000)	686,000	138,000
Net cash provided by operating activities	53,857,000	68,038,000	158,348,000
Cash flows from investing activities
Purchase of remaining Summit Yarn interest, net of cash acquired	(9,175,000)	-	-
Purchases of property, plant and equipment	(82,612,000)	(27,774,000)	(9,285,000)
Proceeds from disposal of property, plant and equipment	2,498,000	582,000	872,000
Net cash used in investing activities	(89,289,000)	(27,192,000)	(8,413,000)
Cash flows from financing activities
Borrowing from affiliate	70,000,000	-	-
Repayment of borrowing from affiliate	(50,000,000)	-	-
Repayments on revolving line of credit	-	-	(100,000,000)
Payment of deferred financing costs	-	(938,000)	-
Dividends paid	(25,748,000)	(17,555,000)	(51,887,000)
Net cash used in financing activities	(5,748,000)	(18,493,000)	(151,887,000)
Effect of exchange rate on cash and cash equivalents	(133,000)	-	-
Net increase (decrease) in cash and cash equivalents	(41,313,000)	22,353,000	(1,952,000)
Cash and cash equivalents
Beginning of year	52,724,000	30,371,000	32,323,000
End of year	$11,411,000	$52,724,000	$30,371,000
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$104,000	$28,000	$1,218,000
Taxes	163,000	-	-
Accrued purchases of property, plant and equipment	2,678,000	947,000	84,000

The accompanying notes are an integral part of these consolidated financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

January 3, 2015, December 28, 2013, and December 29, 2012

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries Summit Yarn, LLC (“Summit Yarn”) and Summit Yarn Holding I, Inc. (“Summit Holding”) and its subsidiary Grupo Burlpark, S.A. de C.V. (“Grupo”), a Mexican Company. Summit Yarn and Summit Holding are collectively referred to as the “Summit Entities.”

On August 28, 2014 the Company entered into an Equity Redemption Agreement (“Agreement”) through the Summit Entities and International Textile Group, Inc. (“ITG”) to redeem and retire ITG’s 50% interest in the Summit Entities. The results of Summit Yarn and Summit Holding are consolidated in the financial statements from the date of the Agreement. Prior to the Agreement, the Company accounted for its 50% interest in the Summit Entities using the equity method (see Note 2).

All significant intercompany transactions and accounts have been eliminated in consolidation.

Operations

The Company is a producer of cotton and synthetic yarns for sale to the textile and apparel industries, both foreign and domestic. As of January 3, 2015, the Company has 14 manufacturing facilities located in North America.

Fiscal Year

The Company’s fiscal year end is the Saturday nearest to December 31. The Company’s fiscal years 2014, 2013, and 2012 ended on January 3, 2015, December 28, 2013, and December 29, 2012, respectively. Fiscal year 2014 contained 53 weeks while fiscal years 2013 and 2012 contained 52 weeks.

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

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

January 3, 2015, December 28, 2013, and December 29, 2012

Revenue Recognition

The Company recognizes revenues upon shipment of goods, when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured. Revenue for product sales is recognized as risk and title to the product transfers to the customer, which usually occurs at the time shipment is made. Product sales are typically under the terms of free on board shipping point. As such, title to the product passes when the product is delivered to the freight carrier. Revenue is recorded net of sales returns and allowances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents. The Company maintains cash deposits with major banks that may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes the risk of loss to be remote.

Concentration of Credit Risk

Substantially all of the Company’s accounts receivable is due from companies in the textile and apparel markets located primarily throughout North America. The Company generally does not require collateral for its accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Allowances provided for doubtful accounts were $3,721,000 and $1,565,000 for the years ended January 3, 2015 and December 28, 2013, respectively.

Sales to five customers accounted for approximately 76%, 74%, and 82% of total sales during fiscal years 2014, 2013, and 2012, respectively. As of January 3, 2015 and December 28, 2013, accounts receivable from five customers composed 78% and 80%, respectively, of total gross accounts receivable outstanding.

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

Level 1 – Observable inputs, such as quoted prices in active markets

Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3 – Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions

The Company’s derivative instruments represent the only balances which are measured at fair value on a recurring basis. The fair value of derivative instruments is based primarily on either quoted prices in active markets (Level 1 for cotton futures contracts) or based on market observable inputs (Level 2 for cotton purchase agreements). See Note 9 for separate disclosure of derivatives measured at fair value.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

January 3, 2015, December 28, 2013, and December 29, 2012

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

Basis of Foreign Currency Translation

The functional currency for Grupo is the Mexican peso. Grupo’s financial statements are translated into U.S. dollars for consolidation. Investment and equity accounts are translated at historical values. All other asset and liability accounts are translated at quoted year end rates. Revenue and expenses are translated on a monthly basis at the average rates of exchange in effect during the periods. Gains and losses on translation are recorded on the accompanying balance sheets in accumulated other comprehensive income.

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

In fiscal years 2014, 2013 and 2012, no impairment charges were recorded.

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

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

January 3, 2015, December 28, 2013, and December 29, 2012

The Company recognizes income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired. The Company recognized income of $15,980,000, $21,087,000, and $14,716,000 for the cotton consumption portion of the subsidy earned during the fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012, respectively, as a reduction to cost of goods sold in the accompanying statements of operations. The Company records the portion of the cotton subsidy deemed to be associated with the qualifying capital expenditures as a reduction of the equipment cost. The portion of the subsidy earned associated with the qualifying capital expenditures for 2014 and 2013 was $553,000 and $963,000, respectively. This amount was capitalized and is amortized over the nine year useful life on a double declining methodology, consistent with the useful life of the assets acquired.

The Company had receivables totaling $1,153,000 and $4,081,000 related to the subsidy program as of January 3, 2015 and December 28, 2013, respectively, which is included as a component of other receivables on the accompanying balance sheets. Deferred income is classified as a long-term liability, consistent with the terms of the government program and uncertainty around the timing of qualifying asset purchases. There was no deferred income recorded as of January 3, 2015 and December 28, 2013.

Shipping Costs

The costs to ship products to customers of approximately $20,911,000, $17,873,000 and $15,397,000 during the fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012, respectively, are included as a component of cost of goods sold in the accompanying statements of operations.

Recent Accounting Pronouncements

In May 2014, the FASB issued "Revenue from Contracts with Customers" that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The pronouncement is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This pronouncement is effective for fiscal years beginning after December 15, 2017 and the Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements or the method of adoption.

2.         Investment in Summit Yarn Joint Venture

On June 4, 1998, Mills and Burlington Industries, Inc. (“Burlington”) entered into a Joint Venture and Contribution Agreement (the “JV Agreement”) whereby Mills and Burlington agreed to contribute certain assets and cash for the purpose of constructing, operating, and managing a yarn manufacturing facility (the “Joint Venture”), which qualifies under the Maquiladora program in accordance with applicable Mexican law and for the marketing and sale of yarn manufactured by Summit Yarn. In exchange for their respective contributions, Mills and Burlington each received a 50% ownership interest in Summit Yarn. Concurrent with the formation of Summit Yarn, Mills and Burlington formed Summit Holding which serves as the holding company for Mills’ and Burlington’s investment in various Mexican corporations related to the Joint Venture. Mills and Burlington each received a 50% ownership interest in Summit Holding.

Effective January 15, 2002, Mills transferred its ownership in the Summit Entities to the Company. The investment was transferred at Mills’ historical basis of $14,257,000, which included notes receivable from Summit totaling $5,227,000.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

January 3, 2015, December 28, 2013, and December 29, 2012

Effective August 2, 2004, Burlington transferred its ownership in the Summit Entities to ITG.

Summarized financial information of the Summit Entities as of and for the fiscal years ended December 28, 2013, and December 29, 2012 is as follows:

	2013	2012

Revenue	$60,379,000	$62,457,000
Expenses	59,059,000	62,729,000
Net income (loss)	1,320,000	(272,000)
Total assets	21,944,000	Not Applicable
Total liabilities	4,455,000	Not Applicable
Equity	17,489,000	Not Applicable
Total liabilities and equity	21,944,000	Not Applicable

On August 28, 2014 the Company entered into an Equity Redemption Agreement (“Agreement”), through the Summit Entities, with ITG to redeem and retire ITG’s 50% interest in the Summit Entities. The purchase price was $10,125,000 and a gain of $4,430,000 was recognized. The results of the Summit Entities are consolidated in the financial statements from the date of the Agreement. Prior to the Agreement, the Company accounted for its 50% interest in the Summit Entities using the equity method. In conjunction with the Agreement, Summit Yarn executed a yarn supply contract with ITG. The yarn supply agreement was at market rates at the transaction date and accordingly no intangible asset was recorded as a result of the agreement.

Subsequent to the Agreement, the Summit Entities had revenues of $19,847,000 and a loss of $911,000 for the period from August 28, 2014 to January 3, 2015. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on December 30, 2012.

	Pro forma year ended	Pro forma year ended
	January 3, 2015	December 28, 2013
	(unaudited)	(unaudited)

Revenue	$876,333,000	$888,114,000

Net income	41,702,000	57,681,000

Pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the Summit Entities to reflect the additional depreciation that would have been charged assuming the fair value adjustments to property, plant, and equipment had been applied from December 30, 2012 with consequential tax effects. The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

In 2014, the Company incurred $158,000 of acquisition-related costs. These expenses are included in general and administrative expense on the accompanying consolidated income statement for the year ending January 3, 2015 and are reflected in pro forma earnings for the year ended December 28, 2013, in the table above.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

January 3, 2015, December 28, 2013, and December 29, 2012

The following table summarizes the fair values of the assets acquired and liabilities assumed as a result for the Agreement date:

Fair Value of Assets Acquired & Liabilities Assumed as of the Redemption Date

Amount
Cash and cash equivalents	$950,000
Trade accounts receivable, net	11,448,000
Inventories	3,496,000
Property, plant, and equipment	11,480,000
Other assets	1,765,000
Trade accounts payable and other liabilities	(5,495,000)
23,644,000
Fair value of previously held equity investment	(11,822,000)
Bargain purchase gain	(1,697,000)
Purchase Price	$10,125,000

We have assessed the key valuation assumptions and business combination accounting procedures for this acquisition and believe the recognition of a bargain purchase gain is appropriate for this acquisition. The most significant factor contributing to the bargain purchase gain was the JV Agreement which restricted the sale of either party’s interest to a third party.

3.         Inventories

Inventories are stated at the lower of cost or market. Cost was determined using the specific identification method for raw materials, yarn-in-process, and finished yarn inventories. The Company performs periodic assessments to determine the existence of obsolete and slow-moving inventories and records necessary provisions to reduce such inventories to net realizable value. Inventories as of January 3, 2015 and December 28, 2013, consist of the following:

	2014	2013

Cotton and synthetics	$51,283,000	$55,766,000
Yarn in process	7,788,000	7,994,000
Finished yarn	51,735,000	42,659,000
Supplies	975,000	939,000
	111,781,000	107,358,000
Less: Valuation allowance	(1,221,000)	(893,000)
	$110,560,000	$106,465,000

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

January 3, 2015, December 28, 2013, and December 29, 2012

4.         Property, Plant and Equipment, Net

A summary of property, plant, and equipment as of January 3, 2015, and December 28, 2013, is as follows:

	Useful
	Lives in
	Years	2014	2013

Land and land improvements	15	$9,125,000	$9,686,000
Buildings	15-39	100,953,000	82,267,000
Machinery and equipment	5-9	498,177,000	449,700,000
Office furniture and fixtures	3-7	16,250,000	14,921,000
		624,505,000	556,574,000
Less: Accumulated depreciation		(482,879,000)	(466,634,000)
Construction in progress		34,536,000	20,829,000
Property, plant and equipment, net		$176,162,000	$110,769,000

Depreciation expense for the fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012, was $27,848,000, $26,742,000, and $30,671,000, respectively.

5.         Income Taxes

The Company is a limited liability company treated as a partnership for federal and state income tax reporting purposes. As a result, the Company’s results of operations are included in the income tax returns of its individual members. Summit Yarn is a limited liability company with two or more owners and, as such, is treated as a partnership for income tax purposes. Accordingly, income taxes are accounted for at the individual member level. Therefore, Summit Yarn has not recorded a separate provision for income taxes.

The Company through Grupo computes deferred taxes based on the after tax effects of temporary differences between the basis of assets and liabilities for financial reporting purposes and the basis for income tax reporting purposes, using the applicable statutory tax rates. Summit Holding maintains that the undistributed earnings of Grupo will be indefinitely reinvested in foreign jurisdictions; therefore no deferred tax liability has been recorded with respect to this subsidiary’s earnings.

The provision for income taxes for the year ended January 3, 2015 is comprised of the following:

2014

Current income tax	$55,000
Deferred income tax	223,000
Total income tax	$278,000

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

January 3, 2015, December 28, 2013, and December 29, 2012

As a result of the elimination of the tax consolidation in Mexico for tax years beginning January 1, 2013, Grupo is required to pay $683,000 in taxes computed under the previous regime over the next four years.

The most significant temporary difference that gives rise to deferred tax liabilities is fixed assets. Grupo has recorded a deferred tax liability of $1,427,000 related to deferred tax basis differences which is included in other long-term liabilities. The effective tax rate differs from the statutory rates primarily due to inflationary adjustments under the Mexican tax regime.

Summit Holding does not believe that it has taken any uncertain tax positions that would require recognition of a contingent liability. The tax returns of Summit Holding for tax years 2010 and forward remain subject to examination by U.S. tax authorities, while the tax years 2006 through 2009 remain subject to examination by U.S. tax authorities to the extent of net operating loss carryforwards, which are not significant. Grupo’s tax returns remain subject to examination by Mexican tax authorities for tax years 2009 and forward.

6.         Deferred Revenue

In connection with a 2009 business combination, the Company received equipment from Hanesbrands, Inc. in 2010 having a fair value of $12,111,000. This equipment was contributed to the Company by Hanesbrands, Inc. in connection with a vendor managed inventory program between the Company and Hanesbrands, Inc. The Company recorded the equipment received at its fair value at the date acquired, and recorded deferred revenue which is being amortized over the life of the yarn supply agreement. The remaining deferred revenue related to this agreement was $1,741,000 at January 3, 2015 and $3,831,000 at December 28, 2013.

7.         Deferred Financing Costs

The Company capitalized financing costs of $938,000 in 2013 related to a new revolving credit facility (see Note 8). No costs were capitalized during 2014. These costs are being amortized on a straight-line basis over the term of the debt agreement, which matures on June 28, 2018. Amortization was $191,000, $299,000, and $411,000 for fiscal years 2014, 2013, and 2012, respectively, and is included as a component of interest expense in the accompanying statements of operations. In addition, deferred financing costs of $398,000 were written off in 2013 related to the extinguished credit facility, which are also included in interest expense.

Estimated amortization expense for the next five years and thereafter as of January 3, 2015, is summarized as follows:

Fiscal Years
2015	$188,000
2016	188,000
2017	188,000
2018	89,000
2019	-

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

January 3, 2015, December 28, 2013, and December 29, 2012

8.         Long-Term Debt

On June 28, 2013, the Company entered into a $175,000,000 revolving credit facility with its parent Company, having a maturity date of June 28, 2018. At the Company’s option, borrowings under the facility may be maintained as (1) “Base Rate” loans or (2) “Eurodollar” (LIBOR) loans, plus applicable margins ranging from 0.00% to 2.49%. The agreement includes customary covenants that require the Company to maintain a minimum fixed-charge coverage ratio and restrict its leverage ratio. The Company was in compliance with these covenants as of January 3, 2015. There were $20,000,000 in borrowings outstanding on the credit facility as of January 3, 2015. There were no outstanding borrowings on the credit facility as of December 28, 2013.

Previously, the Company had a line of credit with a group of banks with a borrowing capacity of $200,000,000. The Company terminated that facility during June 2013.

9.         Derivative Instruments

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

The Company is subject to price risk related to anticipated fixed-price yarn sales. In the normal course of business, under procedures and controls established by the Company’s financial risk management framework, the Company may enter into cotton futures to manage changes in raw material prices in order to protect the gross margin of fixed-price yarn sales. The changes related to these cotton futures are reflected as an operating activity in the accompanying statement of cash flows. As of January 3, 2015 and December 28, 2013, the Company has recorded these instruments at their fair value of $329,000 and $729,000 respectively, in the accompanying balance sheets.

	Balance Sheet	Fair Value	Fair Value
	Location	January 3, 2015	December 28, 2013

Derivative assets, commodity contracts
Nonhedges	Derivative assets	$1,815,000	$6,375,000
Derivative liabilities, commodity contracts
Nonhedges	Derivative liabilities	(2,019,000)	(2,917,000)
Due (to) from broker		533,000	(2,729,000)
Net derivative asset		$329,000	$729,000

The Company’s derivative instruments are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy. The fair value of the derivative instruments are classified as current assets and liabilities as of January 3, 2015 and December 28, 2013. The Company did not have any assets or liabilities classified as Level 3 at January 3, 2015 or December 28, 2013.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

January 3, 2015, December 28, 2013, and December 29, 2012

During the first quarter of 2013, the Company elected to discontinue designating futures contracts as cash flow hedges. The amount remaining in accumulated other comprehensive income was released over time based on when the sale occurred or ineffectiveness occurred. As of January 3, 2015 and December 28, 2013, there were no unrealized gains or losses recorded in members’ equity.

The Company enters into forward contracts for certain cotton purchases, which qualify as derivative instruments. However, these contracts meet the applicable criteria to qualify for the “normal purchases or normal sales” exemption. Therefore, the derivative accounting requirements are not applicable to these contracts.

The Company does not elect the “normal purchases or normal sales” exemption for certain other cotton purchase agreements, which qualify as derivatives for accounting purposes. As a result, such contracts are recorded at fair value on the Company’s balance sheets and changes in fair value for these contracts are included in cost of goods sold in the accompanying statements of operations. The Company uses futures contracts to economically hedge changes in fair value of these contracts. As of January 3, 2015 and December 28, 2013, $4,990,000 and $3,082,000, respectively, of realized gains on these contracts are recorded as a reduction to inventory.

The Company recorded net gains (losses) on forward contracts and cotton purchase agreements designated as derivatives of $(3,724,000), $(2,154,000) and $10,464,000 for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. These gains (losses) are included in the cost of goods sold in the accompanying consolidated statements of operations.

Collateral is settled daily on these contracts and is shown on the balance sheet as “Due to broker” or “Due from broker.”

10.       Defined Contribution Plan

The Company maintains a defined contribution retirement plan available to substantially all employees. The Company’s contributions are based on a formula for matching employee contributions. The Company incurred costs for this plan of $773,000, $641,000, and $585,000, during the fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012, respectively.

Also, in accordance with Mexican labor law, Grupo has a contingent liability for severance, voluntary separation, seniority premium, and pension payments to employees terminating under certain circumstances. Management has determined that these liabilities are not material at January 3, 2015 and December 28, 2013.

11.       Related-Party Transactions

Cotton Purchases and Commitments

From time to time, the Company purchases and sells cotton to and from Mills. During fiscal years 2014, 2013, and 2012, the Company sold cotton to Mills at cost, amounting to $0, $230,000 and $4,037,000, respectively. The cost of cotton transferred between the Company and Mills is determined on a specific identification basis for each cotton bale sold or purchased. During fiscal years 2014, 2013 and 2012, the Company purchased cotton from Mills at cost, amounting to $274,000, $565,000 and $2,045,000, respectively.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

January 3, 2015, December 28, 2013, and December 29, 2012

Shared Expenses Allocation

The Company and Mills share certain accounting and administrative expenses. Mills and Unifi have agreed to allocate these accounting and administrative expenses based upon a weighted average of certain key indicators, including, but not limited to, pounds of yarn sold and net sales. Amounts charged to the Company for these services were approximately $9,985,000, $17,788,000 and $15,358,000 for the fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012, respectively.

In 2014, Parkdale Inc. assumed a portion of these expenses and allocated them to the Company. Parkdale Inc. uses the same method of allocation that had been used by the Company and Mills in prior years. Amounts charged to the Company by Parkdale Inc. for the fiscal year ended January 3, 2015 was $11,170,000.

Due to and from Affiliates

Due to and from affiliates as of January 3, 2015 and December 28, 2013, consists of the following:

	2014	2013

Due from U.S. Cotton, LLC	$56,000	$-
Due from Summit Yarn, LLC	-	41,000
Due from Parkdale Mills de Honduras	-	105,000
Due from affiliates	$56,000	$146,000

Due to Mills and subsidiary	$(2,174,000)	$(3,218,000)
Due to Parkdale Mills de Honduras	(20,000)	-
Due to D'sky DSC S.R.L.	(33,000)	(110,000)
Due to Parkdale Mills de El Salvador	(21,000)	(26,000)
Due to Parkdale Incorporated	(3,722,000)	(1,430,000)
Due to U.S. Cotton, LLC	(1,000)	-
Due to affiliates	$(5,971,000)	$(4,784,000)

Amounts due to and from affiliates result from intercompany charges related to inventory purchases, accounts receivable collections, equipment sales, payroll tax payments, and the administrative expense allocation.

Other

The Company sells waste fibers to Henry Fibers, a company owned by a stockholder of Parkdale, Inc. Total sales amounted to $746,000, $206,000 and $259,000 for the fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012, respectively.

The Company entered into a revolving credit facility with a related party in fiscal year 2013. See also Note 8.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

January 3, 2015, December 28, 2013, and December 29, 2012

12.       Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for various buildings, vehicles, and office equipment. Future minimum lease payments during the remaining noncancelable lease terms as of January 3, 2015, are as follows:

Fiscal Years
2015	$165,000
2016	14,000
Total minimum lease payments	$179,000

Rent expense for the fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012, was $406,000, $570,000, and $828,000, respectively.

Purchase and Sales Commitments

At January 3, 2015 and December 28, 2013, the Company had unfulfilled cotton purchase commitments, at varying prices, for approximately 317,557,000 and 298,101,000 pounds of cotton, respectively, to be used in the production process. At January 3, 2015, December 28, 2013, and December 29, 2012, the Company had unfulfilled yarn sales contracts, at varying prices, with various customers that are not expected to result in any loss to the Company.

Contingencies

The Company is involved in various legal actions and claims arising in the normal course of business. Management believes that the resolution of such matters will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

13.      Members’ and Stockholders’ Equity

The annual net income of Grupo is subject to the Mexican legal requirement that 5% thereof be transferred to a legal reserve each year until the reserve equals 20% of capital stock. This reserve may not be distributed to the stockholders during the existence of Grupo, except in the form of stock dividends. The legal reserve for Grupo has not been met as of January 3, 2015.

14.       Subsequent Events

The Company evaluated transactions occurring after January 3, 2015 in accordance with ASC Topic 855, Subsequent Events, through March 31, 2015, which is the date the financial statements were available for issuance.

On February 27, 2015, the Company purchased two manufacturing facilities, including inventory for approximately $13,000,000 which was paid in cash. In conjunction with the purchase, the purchaser and the seller entered into a yarn supply agreement. The assets acquired and the results of the operations will be included within the fiscal year 2015 consolidated financial statements. Management is still assessing the purchase accounting for the transaction.