Form 10-Q
period 2015-03-29
UNIFI INC
filed 2015-05-07
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to ______

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

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of May 4, 2015 was 18,201,083.

UNIFI, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 29, 2015

Part I.      FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(amounts in thousands, except share and per share amounts)

	March 29, 2015	June 29, 2014
ASSETS
Cash and cash equivalents	$14,752	$15,907
Receivables, net	88,492	93,925
Inventories	105,550	113,370
Income taxes receivable	2,991	179
Deferred income taxes	2,002	1,794
Other current assets	5,362	6,052
Total current assets	219,149	231,227

Property, plant and equipment, net	131,228	123,802
Deferred income taxes	3,996	2,329
Intangible assets, net	5,885	7,394
Investments in unconsolidated affiliates	110,154	99,229
Other non-current assets	4,939	5,086
Total assets	$475,351	$469,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$44,007	$51,364
Accrued expenses	15,366	18,589
Income taxes payable	1,801	3,134
Current portion of long-term debt	12,361	7,215
Total current liabilities	73,535	80,302
Long-term debt	99,906	92,273
Other long-term liabilities	8,098	7,549
Deferred income taxes	5,784	2,205
Total liabilities	187,323	182,329
Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized, 18,186,050 and 18,313,959 shares outstanding)	1,819	1,831
Capital in excess of par value	44,023	42,130
Retained earnings	268,383	245,673
Accumulated other comprehensive loss	(28,084)	(4,619)
Total Unifi, Inc. shareholders’ equity	286,141	285,015
Non-controlling interest	1,887	1,723
Total shareholders’ equity	288,028	286,738
Total liabilities and shareholders’ equity	$475,351	$469,067

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(amounts in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Net sales	$170,530	$176,864	$507,861	$506,150
Cost of sales	148,267	157,105	441,360	447,909
Gross profit	22,263	19,759	66,501	58,241
Selling, general and administrative expenses	12,260	12,290	36,130	33,895
Provision for bad debts	—	137	654	186
Other operating expense, net	972	1,239	3,135	4,008
Operating income	9,031	6,093	26,582	20,152
Interest income	(247)	(214)	(873)	(1,570)
Interest expense	1,209	962	3,237	3,117
Loss on extinguishment of debt	1,040	—	1,040	—
Equity in earnings of unconsolidated affiliates	(5,459)	(3,585)	(12,461)	(14,830)
Income before income taxes	12,488	8,930	35,639	33,435
Provision for income taxes	2,729	4,476	10,083	14,151
Net income including non-controlling interest	9,759	4,454	25,556	19,284
Less: net (loss) attributable to non-controlling interest	(257)	(289)	(955)	(772)
Net income attributable to Unifi, Inc.	$10,016	$4,743	$26,511	$20,056

Net income attributable to Unifi, Inc. per common share:
Basic	$0.55	$0.25	$1.46	$1.05
Diluted	$0.53	$0.24	$1.41	$1.01

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(amounts in thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Net income including non-controlling interest	$9,759	$4,454	$25,556	$19,284
Other comprehensive (loss) income:
Foreign currency translation adjustments	(10,368)	1,850	(22,892)	(1,612)
Foreign currency translation adjustments for an unconsolidated affiliate	(414)	—	(785)	—
Reclassification adjustments on cash flow hedge	19	133	212	433
Other comprehensive (loss) income, net	(10,763)	1,983	(23,465)	(1,179)

Comprehensive (loss) income including non-controlling interest	(1,004)	6,437	2,091	18,105
Less: comprehensive (loss) attributable to non-controlling interest	(257)	(289)	(955)	(772)
Comprehensive (loss) income attributable to Unifi, Inc.	$(747)	$6,726	$3,046	$18,877

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended March 29, 2015

(amounts in thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Unifi, Inc. Shareholders’ Equity	Non-controlling Interest	Total Shareholders’ Equity

Balance at June 29, 2014	18,314	$1,831	$42,130	$245,673	$(4,619)	$285,015	$1,723	$286,738
Options exercised	5	—	41	—	—	41	—	41
Stock-based compensation	—	—	2,097	—	—	2,097	—	2,097
Conversion of restricted stock units	16	2	(2)	—	—	—	—	—
Common stock repurchased and retired under publicly announced program	(149)	(14)	(345)	(3,801)	—	(4,160)	—	(4,160)
Excess tax benefit on stock-based compensation plans	—	—	102	—	—	102	—	102
Other comprehensive loss, net	—	—	—	—	(23,465)	(23,465)	—	(23,465)
Contributions from non-controlling interest	—	—	—	—	—	—	1,119	1,119
Net income (loss)	—	—	—	26,511	—	26,511	(955)	25,556
Balance at March 29, 2015	18,186	$1,819	$44,023	$268,383	$(28,084)	$286,141	$1,887	$288,028

See accompanying Notes to Condensed Consolidated Financial Statements.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(amounts in thousands)

	For The Nine Months Ended
	March 29, 2015	March 30, 2014
Cash and cash equivalents at beginning of year	$15,907	$8,755
Operating activities:
Net income including non-controlling interest	25,556	19,284
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(12,461)	(14,830)
Distributions received from unconsolidated affiliates	598	9,832
Depreciation and amortization expense	13,324	13,290
Loss on extinguishment of debt	1,040	—
Non-cash compensation expense	2,462	2,091
Excess tax benefit on stock-based compensation plans	(102)	(3,553)
Deferred income taxes	(74)	417
Other, net	700	2,147
Changes in assets and liabilities:
Receivables, net	(546)	537
Inventories	(709)	(1,075)
Other current assets and income taxes receivable	(2,745)	2,344
Accounts payable and accruals	(6,157)	2,905
Income taxes payable	(1,265)	4,268
Other non-current assets	76	4,780
Net cash provided by operating activities	19,697	42,437

Investing activities:
Capital expenditures	(19,393)	(13,390)
Proceeds from sale of assets	130	2,186
Other, net	(85)	240
Net cash used in investing activities	(19,348)	(10,964)

Financing activities:
Proceeds from revolving credit facility	113,900	99,500
Payments on revolving credit facility	(122,800)	(126,600)
Proceeds from term loan	22,000	25,200
Payments on term loan	(5,625)	—
Payments of debt financing fees	(934)	(3)
Common stock repurchased and retired under publicly announced programs	(4,160)	(30,715)
Common stock tendered to the Company for withholding tax obligations and retired	—	(1,654)
Proceeds from stock option exercises	41	3,056
Excess tax benefit on stock-based compensation plans	102	3,553
Contributions from non-controlling interest	1,119	822
Other	(1,167)	(152)
Net cash provided by (used in) financing activities	2,476	(26,993)

Effect of exchange rate changes on cash and cash equivalents	(3,980)	(76)
Net (decrease) increase in cash and cash equivalents	(1,155)	4,404
Cash and cash equivalents at end of period	$14,752	$13,159

See accompanying Notes to Condensed Consolidated Financial Statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Background

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

The Company maintains one of the textile industry’s most comprehensive yarn product offerings, and has ten manufacturing operations in four countries and participates in joint ventures in Israel and the United States (“U.S.”). The Company’s principal geographic markets for its products are located in the U.S., Canada, Mexico, Central America and South America. In addition, the Company has a wholly-owned subsidiary in the People’s Republic of China (“China”) focused on the sale and promotion of the Company’s PVA and other specialty products in the Asian textile market, primarily in China, as well as in the European market.

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

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, all adjustments considered necessary for a fair statement of the results for interim periods have been included. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The June 29, 2014 condensed consolidated balance sheet data contained herein was derived from the 2014 Form 10-K, but does not include all annual disclosures required by GAAP. The preparation of financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect certain amounts and disclosures. Actual results may vary from such estimates.

All dollar and other currency amounts and share amounts, except per share amounts, are presented in thousands (000s), except as otherwise noted.

Fiscal Year

The Company’s current fiscal quarter ended on March 29, 2015, the last Sunday in March. The Company’s Brazilian, Colombian and Chinese subsidiaries’ fiscal quarter ended on March 31, 2015 and there were no significant transactions or events that occurred between the Company’s fiscal quarter end and its subsidiaries’ fiscal quarter end. The three months ended March 29, 2015 and March 30, 2014 each consisted of thirteen fiscal weeks. The nine months ended March 29, 2015 and March 30, 2014 each consisted of thirty-nine fiscal weeks.

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

Acquisition of Draw Winding Business from Dillon Yarn Corporation

On December 2, 2013, the Company acquired certain draw winding assets and the associated business from American Drawtech Company, Inc. (“ADC”), a division of Dillon Yarn Corporation (“Dillon”), pursuant to the exercise of an option granted to the Company under the terms of a commissioning agreement with Dillon, for $2,934, which included accounts payable and an accrued contingent liability.  The assets acquired include Dillon’s draw winding inventory and production machinery and equipment.  This acquisition increased the Company’s polyester production capacity and has allowed the Company to expand its presence in targeted industrial, belting, hose and thread markets by increasing its product offerings to include mid-tenacity flat yarns.  At the time of the acquisition, Mr. Mitchel Weinberger was a member of the Company’s Board of Directors (the “Board”) and was also Dillon’s President and Chief Operating Officer and an Executive Vice President and a director of ADC.

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

The contingent consideration liability represented the present value of the expected future payments due to Dillon over the five-year period following the acquisition date.  The payments due are equal to one-half of the operating profit of the draw winding business, as calculated using an agreed-upon definition.  The assumptions used in estimating the contingent consideration liability were based on inputs not observable in the market and represent Level 3 fair value measurements. These estimates are reviewed quarterly and any adjustment is recorded through operating income.

See “Note 9. Intangible Assets, Net” for further discussion of the customer list and non-compete agreement.

See “Note 17. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” for further discussion of the recurring measurement of the contingent consideration.

5.	Receivables, Net

Receivables, net consists of the following:

	March 29, 2015	June 29, 2014
Customer receivables	$90,072	$95,270
Allowance for uncollectible accounts	(1,282)	(1,035)
Reserves for yarn quality claims	(675)	(618)
Net customer receivables	88,115	93,617
Related party receivables	72	17
Other receivables	305	291
Total receivables, net	$88,492	$93,925

Other receivables consist primarily of receivables for duty drawback, healthcare claim reimbursement, interest and refunds from vendors.

The changes in the Company’s allowance for uncollectible accounts and reserves for yarn quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Yarn Quality Claims
Balance at June 29, 2014	$(1,035)	$(618)
Charged to costs and expenses	(654)	(973)
Charged to other accounts	264	31
Deductions	143	885
Balance at March 29, 2015	$(1,282)	$(675)

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

6.	Inventories

Inventories consists of the following:

	March 29, 2015	June 29, 2014
Raw materials	$41,644	$42,244
Supplies	4,919	5,345
Work in process	8,111	7,404
Finished goods	51,782	59,716
Gross inventories	106,456	114,709
Inventory reserves	(906)	(1,339)
Total inventories	$105,550	$113,370

The cost for the majority of the Company’s inventories is determined using the first-in, first-out method. Certain foreign inventories and limited categories of supplies of $26,871 and $32,822 as of March 29, 2015 and June 29, 2014, respectively, were valued under the average cost method.

7.	Other Current Assets

Other current assets consists of the following:

	March 29, 2015	June 29, 2014
Vendor deposits	$1,667	$2,369
Prepaid expenses	1,552	1,876
Value added taxes receivable	1,296	1,197
Assets held for sale	761	—
Other	86	610
Total other current assets	$5,362	$6,052

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

Assets held for sale represents certain land and building assets historically utilized for warehousing in the Polyester Segment.

Other consists primarily of amounts held by the Company’s Colombian subsidiary in an investment fund under liquidation.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

8.	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	March 29, 2015	June 29, 2014
Land	$2,396	$2,957
Land improvements	11,708	11,676
Buildings and improvements	141,473	145,458
Assets under capital leases	10,652	4,587
Machinery and equipment	528,923	532,650
Computers, software and office equipment	16,703	17,404
Transportation equipment	4,657	4,901
Construction in progress	7,335	6,896
Gross property, plant and equipment	723,847	726,529
Less: accumulated depreciation	(591,963)	(602,436)
Less: accumulated amortization – capital leases	(656)	(291)
Total property, plant and equipment, net	$131,228	$123,802

During the nine months ended March 29, 2015, the Company entered into three capital leases for machinery and transportation equipment with an aggregate present value of $6,065.

Depreciation expense, including the amortization of assets under capital leases, internal software development costs amortization, repairs and maintenance expenses, and capitalized interest were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Depreciation expense	$3,635	$3,831	$11,255	$11,217
Internal software development costs amortization	37	35	108	104
Repair and maintenance expenses	4,473	4,946	13,421	13,462
Capitalized interest	90	39	143	122

9.	Intangible Assets, Net

Intangible assets, net consists of the following:

	March 29, 2015	June 29, 2014
Customer lists	$23,615	$23,615
Non-compete agreements	4,293	4,293
Licenses	265	265
Trademarks	386	339
Patents	163	162
Total intangible assets, gross	28,722	28,674

Accumulated amortization - customer lists	(19,034)	(17,838)
Accumulated amortization - non-compete agreements	(3,456)	(3,214)
Accumulated amortization - licenses	(110)	(86)
Accumulated amortization - trademarks	(229)	(141)
Accumulated amortization - patents	(8)	(1)
Total accumulated amortization	(22,837)	(21,280)
Total intangible assets, net	$5,885	$7,394

In fiscal year 2007, the Company purchased the texturing operations of Dillon, which are included in the Company’s Polyester Segment. The valuation of the customer list acquired was determined by estimating the discounted net earnings attributable to the customer relationships that were purchased after considering items such as possible customer attrition. Based on the length and trend of the projected cash flows, an estimated useful life of thirteen years was determined. The customer list is amortized through December 2019, in a manner which reflects the expected economic benefit that will be received over its thirteen-year life. The non-compete agreement is amortized through December 2017, using the straight-line method over the period currently covered by the agreement. The amortization expense is included within the Polyester Segment’s depreciation and amortization expense.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

During fiscal year 2012, the Company acquired a controlling interest (and continues to hold such 60% membership interest) in Repreve Renewables, LLC (“Renewables”), a development stage enterprise formed to cultivate, grow and sell dedicated energy crops, including biomass intended for use as a feedstock in the production of energy and potential applications for animal bedding. The non-compete agreement for Renewables is amortized using the straight-line method over the five-year term of the agreement. The licenses for Renewables are amortized using the straight-line method over their estimated useful lives of four to eight years.

The Company capitalizes expenses incurred to register trademarks for REPREVE® and other PVA products in various countries. The Company has determined that these trademarks have varying useful lives of up to three years and are being amortized using the straight-line method.

Amortization expense for intangible assets consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Customer lists	$399	$577	$1,196	$1,317
Non-compete agreements	81	81	242	238
Licenses	8	8	24	23
Trademarks	30	28	88	74
Patents	2	—	7	—
Total amortization expense	$520	$694	$1,557	$1,652

10.	Other Non-Current Assets

Other non-current assets consists of the following:

	March 29, 2015	June 29, 2014
Biomass foundation and feedstock, net	$3,018	$2,683
Debt financing fees	1,710	2,093
Other	211	310
Total other non-current assets	$4,939	$5,086

Biomass foundation and feedstock are currently being developed and propagated by Renewables for potential markets in the animal bedding and bioenergy industries and are reflected net of accumulated depreciation. Other consists primarily of vendor deposits.

11.	Accrued Expenses

Accrued expenses consists of the following:

	March 29, 2015	June 29, 2014
Payroll and fringe benefits	$10,578	$12,406
Utilities	2,296	2,876
Property taxes	475	821
Contingent consideration	570	537
Other	1,447	1,949
Total accrued expenses	$15,366	$18,589

Other consists primarily of workers compensation and other employee related claims, severance payments, interest, marketing expenses, freight expenses, rent, deferred incentives and other non-income related taxes.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

12.	Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average	Principal Amounts as of
	Scheduled Maturity Date	Interest Rate as of March 29, 2015 (1)	March 29, 2015	June 29, 2014
ABL Revolver	March 2020	1.9%	$17,100	$26,000
ABL Term Loan	March 2020	2.5%	84,375	68,000
Term loan from unconsolidated affiliate	August 2015	3.0%	1,250	1,250
Capital lease obligations	(2)	(3)	9,542	4,238
Total debt			112,267	99,488
Current portion of long-term debt			(12,361)	(7,215)
Total long-term debt			$99,906	$92,273
(1)	The weighted average interest rate as of March 29, 2015 for the ABL Term Loan includes the effects of the interest rate swap at a notional balance of $50,000.
(2)	Scheduled maturity dates for capital lease obligations range from January 2017 to November 2027.
(3)	Interest rates for capital lease obligations range from 2.3% to 4.6%.

On March 26, 2015, the Company and its subsidiary, Unifi Manufacturing, Inc., entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) for a $200,000 senior secured credit facility (the “ABL Facility”) with a syndicate of lenders. The ABL Facility consists of a $100,000 revolving credit facility (the “ABL Revolver”) and an $84,375 term loan that can be reset up to a maximum amount of $100,000 if certain future conditions are met (the “ABL Term Loan”). The ABL Facility has a maturity date of March 26, 2020. The Company paid $750 to the lenders in connection with the Amended Credit Agreement.

The Amended Credit Agreement replaced a previous senior secured credit facility dated May 24, 2012 with a similar syndicate of lenders, which, after multiple amendments, would have matured on March 28, 2019 and consisted of a $100,000 revolving credit facility and a $90,000 term loan. As used herein, the terms “ABL Facility,” “ABL Revolver” and “ABL Term Loan” shall mean the senior secured credit facility, the revolving credit facility or the term loan, respectively, under the Amended Credit Agreement or the previous senior secured credit facility, as applicable.

ABL Facility

The ABL Facility is secured by a first-priority perfected security interest in substantially all owned property and assets (together with proceeds and products) of Unifi, Inc., Unifi Manufacturing, Inc. and certain subsidiary guarantors (the “Loan Parties”). It is also secured by a first-priority security interest in all (or 65% in the case of certain first tier controlled foreign corporations, as required by the lenders) of the stock of (or other ownership interests in) each of the Loan Parties (other than the Company) and certain subsidiaries of the Loan Parties, together with all proceeds and products thereof.

The Amended Credit Agreement includes representations and warranties made by the Loan Parties, affirmative and negative covenants and events of default that are usual and customary for financings of this type. If excess availability under the ABL Revolver falls below the defined Trigger Level, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective. The Trigger Level as of March 29, 2015 was $23,047. In addition, the ABL Facility contains restrictions on certain payments and investments, including restrictions on the payment of dividends and share repurchases. Subject to certain provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at the Company’s discretion.

ABL Facility borrowings bear interest at the London Interbank Offer Rate (“LIBOR”) plus an applicable margin of 1.50% to 2.00%, or the Base Rate plus an applicable margin of 0.50% to 1.00%, with interest currently being paid on a monthly basis. The Base Rate means the greater of (i) the prime lending rate as publicly announced from time to time by Wells Fargo, (ii) the Federal Funds Rate plus 0.5%, and (iii) LIBOR plus 1.0%. The Company’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations. There is also a monthly unused line fee under the ABL Revolver of 0.25%.

The ABL Term Loan is subject to (i) quarterly amortizing payments of $2,250 beginning April 1, 2015 and (ii) principal increases, at the Company’s discretion, resetting the loan balance up to a maximum amount of $100,000, once per fiscal year upon satisfaction of certain conditions, beginning October 1, 2015.

As of March 29, 2015, the Company was in compliance with all financial covenants; the excess availability under the ABL Revolver was $67,767; the fixed charge coverage ratio was 3.0 to 1.0; and the Company had $235 of standby letters of credit, none of which have been drawn upon.

Term Loan from Unconsolidated Affiliate

On August 30, 2012, a foreign subsidiary of the Company entered into an unsecured loan agreement under which it borrowed $1,250 from the Company’s unconsolidated affiliate, U.N.F. Industries Ltd. The loan does not amortize and bears interest at 3%, payable semi-annually. The entire principal balance is due August 30, 2015, the maturity date.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Capital Lease Obligations

During the nine months ended March 29, 2015, the Company entered into three capital leases for machinery and transportation equipment with an aggregate present value of $6,065. Interest rates and maturity dates for these capital leases range from 3.1% to 3.3% and August 2019 to March 2020, respectively.

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal year 2015 and the fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2015	2016	2017	2018	2019	Thereafter
ABL Revolver	$—	$—	$—	$—	$—	$17,100
ABL Term Loan	2,250	9,000	9,000	9,000	9,000	46,125
Capital lease obligations	524	2,124	2,106	1,896	1,747	1,145
Term loan from unconsolidated affiliate	—	1,250	—	—	—	—
Total	$2,774	$12,374	$11,106	$10,896	$10,747	$64,370

Debt Financing Fees

Debt financing fees are classified within other non-current assets and consist of the following:

Balance at June 29, 2014	$2,093
Additions	1,059
Loss on extinguishment of debt	(1,040)
Amortization charged to interest expense	(402)
Balance at March 29, 2015	$1,710

Interest Expense

Interest expense consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Interest on ABL Facility	$866	$785	$2,651	$2,450
Other	43	77	134	146
Subtotal	909	862	2,785	2,596
Reclassification adjustment for cash flow hedge	19	133	212	433
Amortization of debt financing fees	144	105	402	317
Mark-to-market adjustment for interest rate swap	227	(99)	(19)	(107)
Interest capitalized to property, plant and equipment, net	(90)	(39)	(143)	(122)
Subtotal	300	100	452	521
Total interest expense	$1,209	$962	$3,237	$3,117

Loss on Extinguishment of Debt

Entering into the Amended Credit Agreement generated substantially different terms for the ABL Term Loan and resulted in the replacement of an existing lender. Accordingly, the Company recorded a loss on extinguishment of debt of $1,040 for the write-off of certain debt financing fees related to the previous credit agreement.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

13.	Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	March 29, 2015	June 29, 2014
Supplemental post-employment plan	$3,538	$3,173
Contingent consideration	1,608	2,026
Uncertain tax positions	934	1,101
Interest rate swap	344	363
Other	1,674	886
Total other long-term liabilities	$8,098	$7,549

The Company maintains an unfunded supplemental post-employment plan for certain management employees. Each employee’s account is credited annually based upon a percentage of the participant’s base salary, with each participant’s balance adjusted quarterly to reflect returns based upon a stock market index. Amounts are paid to participants only after termination of employment. Expenses recorded for this plan for the three months ended March 29, 2015 and March 30, 2014 were $32 and $104, respectively, and for the nine months ended March 29, 2015 and March 30, 2014 were $365 and $624, respectively.

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

The effective income tax rates for the three months and nine months ended March 29, 2015 and March 30, 2014 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be impacted over the course of the fiscal year by the mix and timing of actual earnings from our U.S. and foreign sources versus annual projections and changes in foreign currency exchange rates in relation to the U.S. Dollar. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

The Company’s income tax provision for the three months ended March 29, 2015 and March 30, 2014 resulted in tax expense of $2,729 and $4,476, respectively, with an effective tax rate of 21.9% and 50.1%, respectively. The Company’s income tax provision for the nine months ended March 29, 2015 and March 30, 2014 resulted in tax expense of $10,083 and $14,151, respectively, with an effective tax rate of 28.3% and 42.3%, respectively.

The effective income tax rate for the current quarter and year-to-date period is lower than the U.S. statutory rate due to (i) the recognition of lower taxable income versus book income for an unconsolidated affiliate, (ii) a lower overall effective tax rate for the Company’s foreign earnings, (iii) renewable energy credits and (iv) the domestic production activities deduction, partially offset by (v) state and local taxes and (vi) losses in tax jurisdictions for which no tax benefit could be recognized.

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

As of March 29, 2015, the Company’s valuation allowance was $17,355 and includes $13,599 for reserves against certain domestic deferred tax assets primarily related to equity investments and foreign tax credits, as well as $3,756 for reserves against certain deferred tax assets of the Company’s foreign subsidiaries that are primarily related to net operating loss carryforwards and equity investments. The Company’s valuation allowance as of June 29, 2014 was $18,615. The decrease in the valuation allowance during the nine month period ended March 29, 2015 is attributable to the timing of the Company’s recognition of lower taxable versus book income for an unconsolidated affiliate.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

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

The following table summarizes the Company’s repurchases and retirements of its common stock under the 2013 SRP and the 2014 SRP.

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Approximate Dollar Value that May Yet Be Repurchased Under the 2014 SRP
Fiscal year 2013	1,068	$18.08
Fiscal year 2014	1,524	$23.96
Fiscal year 2015 (through March 29, 2015)	149	$28.00
Total	2,741	$21.89	$40,011

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

No dividends were paid during the nine months ended March 29, 2015 or in the previous two fiscal years.

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

Stock options

During the nine months ended March 29, 2015 and March 30, 2014, the Company granted stock options to purchase 150 and 97 shares of common stock, respectively, to certain key employees. The stock options vest ratably over the required three-year service period and have ten-year contractual terms. For the nine months ended March 29, 2015 and March 30, 2014, the weighted average exercise price of the options was $27.38 and $22.31 per share, respectively. The Company used the Black-Scholes model to estimate the weighted average grant date fair value of $17.31 and $14.66 per share, respectively.

For options granted, the valuation models used the following assumptions:

	For the Nine Months Ended
	March 29, 2015	March 30, 2014
Expected term (years)	7.3	7.4
Risk-free interest rate	2.2%	2.1%
Volatility	62.6%	65.9%
Dividend yield	—	—

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

The Company uses historical data to estimate the expected term and volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the options.

A summary of stock option activity for the nine months ended March 29, 2015 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 29, 2014	800	$9.77
Granted	150	$27.38
Exercised	(5)	$8.96
Forfeited	(4)	$8.75
Expired	—	$—
Outstanding at March 29, 2015	941	$12.60	5.8	$21,775
Vested and expected to vest as of March 29, 2015	933	$12.50	5.8	$21,688
Exercisable at March 29, 2015	691	$8.61	4.8	$18,755

As of March 29, 2015, all options subject to a market condition were vested. During the quarter ended March 29, 2015, 10 options subject to a market condition vested when the closing price of the Company’s common stock on the New York Stock Exchange was at least $30 per share for thirty consecutive trading days.

At March 29, 2015, the remaining unrecognized compensation cost related to unvested stock options was $1,762, which is expected to be recognized over a weighted average period of 2.2 years.

For the nine months ended March 29, 2015 and March 30, 2014, the total intrinsic value of options exercised was $91, and $12,826, respectively. The amount of cash received from the exercise of options was $41 and $3,056 and the tax benefit realized from stock options exercised was $35 and $4,930 for the nine months ended March 29, 2015 and March 30, 2014, respectively.

Restricted stock units

During the nine months ended March 29, 2015 and March 30, 2014, the Company granted 17 and 25 restricted stock units (“RSUs”), respectively, to the Company’s non-employee directors. The director RSUs became fully vested on the grant date. The director RSUs convey no rights of ownership in shares of Company stock until such director RSUs have been distributed to the grantee in the form of Company stock. The vested director RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of service as a member of the Board. The grantee may elect to defer receipt of the shares of stock in accordance with the deferral options provided under the Unifi, Inc. Director Deferred Compensation Plan. The Company estimated the fair value of such awards granted during the nine months ended March 29, 2015 and March 30, 2014 to be $28.58 and $23.23 per director RSU, respectively.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

A summary of the RSU activity for the nine months ended March 29, 2015 is as follows:

	Non-vested	Weighted Average Grant Date Fair Value	Vested	Total	Weighted Average Grant Date Fair Value
Outstanding at June 29, 2014	49	$16.11	152	201	$14.19
Granted	17	$28.58	—	17	$28.58
Vested	(46)	$19.86	46	—	$19.86
Converted	—	$—	(16)	(16)	$14.06
Forfeited	—	$—	—	—	$—
Outstanding at March 29, 2015	20	$18.35	182	202	$15.45

At March 29, 2015, the number of RSUs vested and expected to vest was 202 with an aggregate intrinsic value of $7,244. The aggregate intrinsic value of the 182 vested RSUs at March 29, 2015 was $6,499.

The remaining unrecognized compensation cost related to the unvested RSUs at March 29, 2015 is $99, which is expected to be recognized over a weighted average period of 1.2 years.

For the nine months ended March 29, 2015 and March 30, 2014, the total intrinsic value of RSUs converted was $425 and $696, respectively. The tax benefit realized from the conversion of RSUs was $166 and $275 for the nine months ended March 29, 2015 and March 30, 2014, respectively.

Summary

The total cost charged against income related to all stock-based compensation arrangements was as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Stock options	$495	$280	$1,458	$718
RSUs	38	82	639	855
Total compensation cost	$533	$362	$2,097	$1,573

The total income tax benefit recognized for stock-based compensation was $516 and $444 for the nine months ended March 29, 2015 and March 30, 2014, respectively.

As of March 29, 2015, total unrecognized compensation costs related to all unvested stock-based compensation arrangements was $1,861. The weighted average period over which these costs are expected to be recognized is 2.1 years.

As of March 29, 2015, a summary of the number of securities remaining available for future issuance under equity compensation plans is as follows:

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

Foreign currency forward contracts

The Company may enter into foreign currency forward contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases which are denominated in currencies that are not its functional currency. Foreign currency forward contracts are not designated as hedges by the Company and are marked to market each period and offset by the foreign exchange (gains) losses included in other operating expense, net resulting from the underlying exposures of the foreign currency denominated assets and liabilities. As of March 29, 2015, there were no outstanding foreign currency forward contracts.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Interest rate swap

On May 18, 2012, the Company entered into a five year, $50,000 interest rate swap with Wells Fargo to provide a hedge against the variability of cash flows related to LIBOR-based variable rate borrowings under the Company’s ABL Facility. It increased to $85,000 in May 2013 (when certain other interest rate swaps terminated) and has decreased $5,000 per quarter since August 2013 to the current notional balance of $50,000 at March 29, 2015, where it will remain through the life of the instrument. This interest rate swap allows the Company to fix LIBOR at 1.06% and terminates on May 24, 2017.

On November 26, 2012, the Company de-designated the interest rate swap as a cash flow hedge. For the year-to-date periods ended March 29, 2015 and March 30, 2014, the Company reclassified pre-tax unrealized losses of $212 and $433, respectively, from accumulated other comprehensive loss to interest expense. The Company has recognized a pre-tax mark-to-market gain of $19 and $107 within interest expense for the nine months ended March 29, 2015 and March 30, 2014, respectively, related to this interest rate swap. See “Note 18. Accumulated Other Comprehensive Loss” for further discussion of the reclassifications of unrealized losses from accumulated other comprehensive loss.

Contingent consideration

On December 2, 2013, the Company acquired certain assets in a business combination with Dillon and recorded a contingent consideration liability, as described in “Note 4. Acquisition.” The fair value of the contingent consideration is measured at each reporting period using a discounted cash flow methodology based on inputs not observable in the market (Level 3 classification in the fair value hierarchy). The inputs to the discounted cash flow model include the estimated payments through the term of the agreement based on an agreed-upon definition and schedule, adjusted to risk-neutral estimates using a market price of risk factor which considers relevant metrics of comparable entities, discounted using an observable cost of debt over the term of the estimated payments. Any change in the fair value from either the passage of time or events occurring after the acquisition date is recorded in other operating expense, net. A fiscal year 2015 decline in actual sales volume versus forecasted sales volume for the draw winding business has been considered in reflecting a slight decrease in expected future contingent payments, while no other inputs and assumptions used to develop the fair value measurement have changed since the acquisition date.

A reconciliation of the changes in the fair value follows:

Contingent consideration as of June 29, 2014	$2,563
Change in fair value	21
Payments	(406)
Contingent consideration as of March 29, 2015	$2,178

Based on the present value of the expected future payments, $570 is reflected in accrued expenses and $1,608 is reflected in other long-term liabilities.

The Company’s financial assets and liabilities accounted for at fair value on a recurring basis and the level within the fair value hierarchy used to measure these items are as follows:

As of March 29, 2015	Notional Amount		USD Equivalent	Balance Sheet Location	Fair Value Hierarchy	Fair Value
Foreign currency contracts	EUR	—	$—	Other current assets	Level 2	$—
Interest rate swap	USD	$50,000	$50,000	Other long-term liabilities	Level 2	$344
Contingent consideration		—	—	Accrued expenses and other long-term liabilities	Level 3	$2,178

As of June 29, 2014	Notional Amount		USD Equivalent	Balance Sheet Location	Fair Value Hierarchy	Fair Value
Foreign currency contracts	EUR	495	$668	Other current assets	Level 2	$7
Interest rate swap	USD	$65,000	$65,000	Other long-term liabilities	Level 2	$363
Contingent consideration		—	—	Accrued expenses and other long-term liabilities	Level 3	$2,563

(EUR represents the Euro)

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Estimates for the fair value of the Company’s foreign currency forward contracts and interest rate swaps are derived from month-end market quotes for contracts with similar terms.

The effect of marked to market hedging derivative instruments was as follows:

		For the Three Months Ended
Derivatives not designated as hedges	Classification	March 29, 2015	March 30, 2014
Foreign currency contracts	Other operating expense, net	$—	$3
Interest rate swap	Interest expense	227	(99)
Total loss (gain) recognized in income		$227	$(96)

		For the Nine Months Ended
Derivatives not designated as hedges	Classification	March 29, 2015	March 30, 2014
Foreign currency contracts	Other operating expense, net	$7	$(19)
Interest rate swap	Interest expense	(19)	(107)
Total gain recognized in income		$(12)	$(126)

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

There were no transfers into or out of the levels of the fair value hierarchy for the nine months ended March 29, 2015.

Non-Financial Assets and Liabilities

The Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

18.	Accumulated Other Comprehensive Loss

The components and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Unrealized Loss On Interest Rate Swap	Accumulated Other Comprehensive Loss
Balance at June 29, 2014	$(4,241)	$(378)	$(4,619)
Other comprehensive (loss) income, net of tax	(23,677)	212	(23,465)
Balance at March 29, 2015	$(27,918)	$(166)	$(28,084)

A summary of the pre-tax, tax and after-tax effects of the components of other comprehensive loss for the quarters ended March 29, 2015 and March 30, 2014 is provided as follows:

	For the Three Months Ended March 29, 2015
	Pre-tax	Tax	After-tax
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(10,368)	$—	$(10,368)
Foreign currency translation adjustments for an unconsolidated affiliate	(414)	—	(414)
Reclassification adjustment on cash flow hedge	19	—	19
Other comprehensive loss	$(10,763)	$—	$(10,763)

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

	For the Three Months Ended March 30, 2014
	Pre-tax	Tax	After-tax
Other comprehensive (loss) income:
Foreign currency translation adjustments	$1,850	$—	$1,850
Reclassification adjustment on cash flow hedge	133	—	133
Other comprehensive income	$1,983	$—	$1,983

A summary of the pre-tax, tax and after-tax effects of the components of other comprehensive loss for the nine months ended March 29, 2015 and March 30, 2014 is provided as follows:

	For the Nine Months Ended March 29, 2015
	Pre-tax	Tax	After-tax
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(22,892)	$—	$(22,892)
Foreign currency translation adjustments for an unconsolidated affiliate	(785)	—	(785)
Reclassification adjustment on cash flow hedge	212	—	212
Other comprehensive loss	$(23,465)	$—	$(23,465)

	For the Nine Months Ended March 30, 2014
	Pre-tax	Tax	After-tax
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(1,612)	$—	$(1,612)
Reclassification adjustment on cash flow hedge	433	—	433
Other comprehensive loss	$(1,179)	$—	$(1,179)

19.	Computation of Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Basic EPS
Net income attributable to Unifi, Inc.	$10,016	$4,743	$26,511	$20,056
Weighted average common shares outstanding	18,186	18,825	18,218	19,075
Basic EPS	$0.55	$0.25	$1.46	$1.05

Diluted EPS
Net income attributable to Unifi, Inc.	$10,016	$4,743	$26,511	$20,056

Weighted average common shares outstanding	18,186	18,825	18,218	19,075
Net potential common share equivalents – stock options and RSUs	643	581	619	748
Adjusted weighted average common shares outstanding	18,829	19,406	18,837	19,823
Diluted EPS	$0.53	$0.24	$1.41	$1.01

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	150	91	167	91

Excluded from the calculation of diluted shares:
Unvested options that vest upon achievement of a certain market condition	—	13	—	13

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

20.	Other Operating Expense, Net

Other operating expense, net consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Operating expenses for Renewables	$644	$719	$2,385	$1,923
Foreign currency transaction losses	248	195	622	368
Change in fair value of contingent consideration	64	98	21	98
Restructuring charges, net	—	178	—	1,296
Net (gain) loss on sale or disposal of assets	(30)	(71)	(13)	269
Other, net	46	120	120	54
Other operating expense, net	$972	$1,239	$3,135	$4,008

Operating expenses for Renewables include amounts incurred for employee costs, land and equipment rental costs, contract labor, freight costs, operating supplies, product testing, and administrative costs. Operating expenses for Renewables also includes $99 and $87 of depreciation and amortization expense for the three months ended March 29, 2015 and March 30, 2014, respectively, and $295 and $247 for the nine months ended March 29, 2015 and March 30, 2014, respectively.

The components of restructuring charges, net consist of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Severance	$—	$171	$—	$940
Equipment relocation and reinstallation costs	—	7	—	356
Total restructuring charges, net	$—	$178	$—	$1,296

Severance

On May 14, 2013, the Company and one of its executive officers entered into a severance agreement that provided severance and certain other benefits through November 2014. On August 12, 2013, the Company and another of its executive officers entered into a severance agreement that provided severance payments through November 2014 and certain other benefits through December 2014. The table below presents changes to the severance reserves for the nine months ended March 29, 2015:

	Balance June 29, 2014	Charged to expense	Charged to other accounts	Payments	Adjustments	Balance March 29, 2015
Accrued severance	$374	—	(19)	(355)	—	$—

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Equipment Relocation and Reinstallation Costs

During the first nine months of fiscal year 2014, the Company dismantled and relocated certain polyester draw warping equipment from Monroe, North Carolina to a Burlington, North Carolina facility. The Company also dismantled and relocated certain polyester texturing and twisting equipment between locations in North Carolina and El Salvador. The costs incurred for the relocation of equipment were charged to restructuring expense within the Polyester Segment.

21.	Investments in Unconsolidated Affiliates and Variable Interest Entities

Parkdale America, LLC

In June 1997, the Company and Parkdale Mills, Inc. (“Mills”) entered into a Contribution Agreement that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air-jet spinning technologies to create Parkdale America, LLC (“PAL”). In exchange for its contribution, the Company received a 34% ownership interest in PAL, which is accounted for using the equity method of accounting. Effective January 1, 2012, Mills’ interest in PAL was assigned to Parkdale Incorporated. PAL is a limited liability company treated as a partnership for income tax reporting purposes. PAL is a producer of cotton and synthetic yarns for sale to the textile industry and apparel market, both foreign and domestic. PAL has 16 manufacturing facilities located primarily in the southeast region of the U.S. and in Mexico. According to its most recently issued audited financial statements, PAL’s five largest customers accounted for approximately 76% of total revenues and 78% of total gross accounts receivable outstanding. As PAL’s fiscal year end is the Saturday nearest to December 31 and its results are considered significant, the Company files an amendment to each Annual Report on Form 10-K on or before 90 days subsequent to PAL’s fiscal year end to provide PAL’s audited financial statements for PAL’s most recent fiscal year. The Company filed an amendment to its 2014 Form 10-K for the fiscal year ended June 29, 2014 on April 2, 2015 to provide PAL’s audited financial statements for PAL’s fiscal year ended January 3, 2015. The Company expects to file an amendment to its upcoming Annual Report on Form 10-K for fiscal year 2015 on or before April 1, 2016 to provide PAL’s audited financial statements for PAL’s fiscal year ending January 2, 2016.

The federal government maintains a program providing economic adjustment assistance to domestic users of upland cotton (the “EAP program”). The EAP program offers a subsidy for cotton consumed in domestic production, and the subsidy is paid the month after the eligible cotton is consumed. The subsidy must be used within eighteen months after the marketing year in which it is earned to purchase qualifying capital expenditures in the U.S. for production of goods from upland cotton. The marketing year is from August 1 to July 31. The program provides a subsidy of up to three cents per pound. In February 2014, the federal government extended the EAP program for five years. The cotton subsidy will remain at three cents per pound for the life of the program. PAL recognizes its share of income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired, with an appropriate allocation methodology considering the dual criteria of the subsidy.

PAL is subject to price risk related to anticipated fixed-price yarn sales. To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices in order to protect the gross margin of fixed-priced yarn sales. The derivative instruments used are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy. As of March 2015, PAL had no futures contracts designated as cash flow hedges.

As of March 29, 2015, the Company’s investment in PAL was $105,962 and is reflected within investments in unconsolidated affiliates in the condensed consolidated balance sheets. The reconciliation between the Company’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of March 29, 2015	$124,317
Initial excess capital contributions	53,363
Impairment charge recorded by the Company in 2007	(74,106)
Anti-trust lawsuit against PAL in which the Company did not participate	2,652
EAP adjustments	(264)
Investment as of March 29, 2015	$105,962

On August 28, 2014, PAL acquired the remaining 50% ownership interest in a yarn manufacturer based in Mexico in which PAL was historically a 50% member. The acquisition increases PAL’s regional manufacturing capacity and expands its product offerings and customer base. PAL accounted for the transaction as a business combination under the acquisition method, recognizing the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The Company and PAL concluded that the acquisition did not represent a material business combination. PAL recognized an after-tax gain of $4,430 and recorded acquired net assets of $23,644.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

On February 27, 2015, PAL purchased two manufacturing facilities, plus inventory, for approximately $13,000 cash, and entered into a yarn supply agreement with the seller. PAL has accounted for the transaction as a business combination under the acquisition method, recognizing the assets acquired and liabilities assumed at their respective provisional fair values as of the acquisition date. The Company and PAL concluded that the acquisition did not represent a material business combination. PAL has recognized provisional amounts in its initial accounting for the acquisition for all identified assets and liabilities. The Company and PAL will continue to review the acquisition accounting during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the assets or liabilities initially recognized, as well as any additional assets or liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts. The acquisition accounting is incomplete, primarily pending asset valuations.

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

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNF America. The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates. As of March 29, 2015, the Company’s open purchase orders related to this agreement were $4,594.

The Company’s raw material purchases under this supply agreement consist of the following:

	For the Nine Months Ended
	March 29, 2015	March 30, 2014
UNF	$2,578	$8,177
UNF America	21,798	18,065
Total	$24,376	$26,242

As of March 29, 2015 and June 29, 2014, the Company had combined accounts payable due to UNF and UNF America of $3,658 and $3,966, respectively.

The Company has determined that UNF and UNF America are variable interest entities (“VIEs”) and has also determined that the Company is the primary beneficiary of these entities, based on the terms of the supply agreement. As a result, these entities should be consolidated in the Company’s financial results. As the Company purchases substantially all of the output from the two entities, the two entities’ balance sheets constitute 3% or less of the Company’s current assets, total assets and total liabilities, and such balances are not expected to comprise a larger portion in the future, the Company has not included the accounts of UNF and UNF America in its consolidated financial statements. As of March 29, 2015, the Company’s combined investments in UNF and UNF America were $4,192 and are shown within investments in unconsolidated affiliates in the Condensed Consolidated Balance Sheets. The financial results of UNF and UNF America are included in the Company’s financial statements with a one month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with the Company’s accounting policy. Other than the supply agreement discussed above, the Company does not provide any other commitments or guarantees related to either UNF or UNF America.

Condensed balance sheet and income statement information for the Company’s unconsolidated affiliates is presented in the following tables. As PAL is defined as significant, its information is separately disclosed. For the nine months ended March 29, 2015, PAL’s corresponding fiscal period consisted of 40 weeks.

	As of March 29, 2015
	PAL	Other	Total
Current assets	$260,282	$12,723	$273,005
Noncurrent assets	192,654	635	193,289
Current liabilities	57,020	4,993	62,013
Noncurrent liabilities	30,277	—	30,277
Shareholders’ equity and capital accounts	365,639	8,365	374,004

The Company’s portion of undistributed earnings	36,049	1,922	37,971

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

	As of June 29, 2014
	PAL	Other	Total
Current assets	$248,651	$9,187	$257,838
Noncurrent assets	143,720	3,065	146,785
Current liabilities	50,696	5,437	56,133
Noncurrent liabilities	5,432	—	5,432
Shareholders’ equity and capital accounts	336,243	6,815	343,058

	For the Three Months Ended March 29, 2015
	PAL	Other	Total
Net sales	$194,328	$7,832	$202,160
Gross profit	18,394	1,246	19,640
Income from operations	13,562	825	14,387
Net income	14,459	1,017	15,476
Depreciation and amortization	8,043	29	8,072

Cash received by PAL under EAP program	3,692	—	3,692
Earnings recognized by PAL for EAP program	4,022	—	4,022

Distributions received	598	—	598

As of the end of PAL’s fiscal March 2015 period, PAL’s amount of deferred revenues related to the EAP program was $0.

	For the Three Months Ended March 30, 2014
	PAL	Other	Total
Net sales	$211,657	$8,631	$220,288
Gross profit	13,560	1,161	14,721
Income from operations	8,394	741	9,135
Net income	9,453	781	10,234
Depreciation and amortization	5,485	25	5,510

Cash received by PAL under EAP program	3,836	—	3,836
Earnings recognized by PAL for EAP program	3,836	—	3,836

Distributions received	6,023	750	6,773

As of the end of PAL’s fiscal March 2014 period, PAL’s amount of deferred revenues related to the EAP program was $0.

	For the Nine Months Ended March 29, 2015
	PAL	Other	Total
Net sales	$592,807	$24,147	$616,954
Gross profit	41,426	2,908	44,334
Income from operations	27,285	1,773	29,058
Net income	33,462	2,041	35,503
Depreciation and amortization	23,412	79	23,491

Cash received by PAL under EAP program	12,146	—	12,146
Earnings recognized by PAL for EAP program	12,777	—	12,777

Distributions received	598	—	598

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

	For the Nine Months Ended March 30, 2014
	PAL	Other	Total
Net sales	$624,823	$26,542	$651,365
Gross profit	50,315	3,286	53,601
Income from operations	38,314	1,990	40,304
Net income	40,869	2,110	42,979
Depreciation and amortization	19,771	75	19,846

Cash received by PAL under EAP program	11,329	—	11,329
Earnings recognized by PAL for EAP program	20,120	—	20,120

Distributions received	8,582	1,250	9,832

22.	Commitments and Contingencies

Collective Bargaining Agreements

While employees of the Company’s Brazilian operations are unionized, none of the labor force employed by the Company’s domestic or other foreign subsidiaries is currently covered by a collective bargaining agreement.

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

For details regarding the nature of certain related party relationships, see “Note 25. Related Party Transactions” included in the 2014 Form 10-K. There were no new related party transactions during the nine months ended March 29, 2015.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Related party receivables consist of the following:

	March 29, 2015	June 29, 2014
Cupron, Inc.	$69	$1
Salem Global Logistics, Inc.	3	12
Dillon Yarn Corporation	—	4
Total related party receivables (included within receivables, net)	$72	$17

Related party payables consist of the following:

	March 29, 2015	June 29, 2014
Cupron, Inc.	$612	$525
Salem Leasing Corporation	325	272
Dillon Yarn Corporation	172	131
Total related party payables (included within accounts payable)	$1,109	$928

Related party transactions consist of the following:

		For the Three Months Ended
Affiliated Entity	Transaction Type	March 29, 2015	March 30, 2014
Dillon Yarn Corporation	Yarn purchases	$504	$955

Salem Leasing Corporation	Transportation equipment costs	861	854
Salem Global Logistics, Inc.	Freight services	16	7

Cupron, Inc.	Sales	128	254
Cupron, Inc.	Yarn purchases	46	—

Invemed Associates LLC	Brokerage services	—	10

		For the Nine Months Ended
Affiliated Entity	Transaction Type	March 29, 2015	March 30, 2014
Dillon Yarn Corporation	Yarn purchases	$1,552	$2,407
Dillon Yarn Corporation	Sales	—	1,235

Salem Leasing Corporation	Transportation equipment costs	2,758	2,680
Salem Global Logistics, Inc.	Freight services	148	7

Cupron, Inc.	Sales	677	411
Cupron, Inc.	Yarn purchases	256	139

Invemed Associates LLC	Brokerage services	2	18

Mitchel Weinberger, President and Chief Operating Officer of Dillon, was a member of our Board until April 2015.

24.	Business Segment Information

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

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

Selected financial information for the Polyester, Nylon and International Segments is presented below:

	For the Three Months Ended March 29, 2015
	Polyester	Nylon	International	Total
Net sales	$98,759	$40,754	$31,017	$170,530
Cost of sales	85,734	36,530	26,003	148,267
Gross profit	13,025	4,224	5,014	22,263
Selling, general and administrative expenses	7,675	2,600	1,985	12,260
Other operating expense	—	—	47	47
Segment operating profit	$5,350	$1,624	$2,982	$9,956

	For the Three Months Ended March 30, 2014
	Polyester	Nylon	International	Total
Net sales	$103,941	$39,208	$33,715	$176,864
Cost of sales	92,928	34,168	30,009	157,105
Gross profit	11,013	5,040	3,706	19,759
Selling, general and administrative expenses	7,781	2,540	1,969	12,290
Other operating expense	7	155	—	162
Segment operating profit	$3,225	$2,345	$1,737	$7,307

The reconciliations of segment operating profit to consolidated income before income taxes are as follows:

	For the Three Months Ended
	March 29, 2015	March 30, 2014
Polyester	$5,350	$3,225
Nylon	1,624	2,345
International	2,982	1,737
Segment operating profit	9,956	7,307
Provision for bad debts	—	137
Other operating expense, net	925	1,077
Operating income	9,031	6,093
Interest income	(247)	(214)
Interest expense	1,209	962
Loss on extinguishment of debt	1,040	—
Equity in earnings of unconsolidated affiliates	(5,459)	(3,585)
Income before income taxes	$12,488	$8,930

Selected financial information for the Polyester, Nylon and International Segments is presented below:

	For the Nine Months Ended March 29, 2015
	Polyester	Nylon	International	Total
Net sales	$282,168	$124,676	$101,017	$507,861
Cost of sales	246,149	109,598	85,613	441,360
Gross profit	36,019	15,078	15,404	66,501
Selling, general and administrative expenses	22,233	7,475	6,422	36,130
Other operating expense	26	16	99	141
Segment operating profit	$13,760	$7,587	$8,883	$30,230

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

	For the Nine Months Ended March 30, 2014
	Polyester	Nylon	International	Total
Net sales	$286,933	$118,723	$100,494	$506,150
Cost of sales	255,763	104,230	87,916	447,909
Gross profit	31,170	14,493	12,578	58,241
Selling, general and administrative expenses	20,884	6,974	6,037	33,895
Other operating expense	356	155	—	511
Segment operating profit	$9,930	$7,364	$6,541	$23,835

The reconciliations of segment operating profit to consolidated income before income taxes are as follows:

	For the Nine Months Ended
	March 29, 2015	March 30, 2014
Polyester	$13,760	$9,930
Nylon	7,587	7,364
International	8,883	6,541
Segment operating profit	30,230	23,835
Provision for bad debts	654	186
Other operating expense, net	2,994	3,497
Operating income	26,582	20,152
Interest income	(873)	(1,570)
Interest expense	3,237	3,117
Loss on extinguishment of debt	1,040	—
Equity in earnings of unconsolidated affiliates	(12,461)	(14,830)
Income before income taxes	$35,639	$33,435

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Polyester	$3,196	$3,109	$9,277	$8,680
Nylon	522	510	1,532	1,775
International	377	854	1,818	2,271
Segment depreciation and amortization expense	4,095	4,473	12,627	12,726
Depreciation and amortization included in other operating expense, net	99	87	295	247
Amortization charged to interest expense	144	105	402	317
Depreciation and amortization expense	$4,338	$4,665	$13,324	$13,290

Segment other adjustments for each of the reportable segments consist of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Polyester	$115	$172	$227	$365
Nylon	39	—	104	(157)
International	—	98	—	352
Segment other adjustments	$154	$270	$331	$560

Segment other adjustments may include items such as severance charges, restructuring charges and recoveries, start-up costs, and other adjustments necessary to understand and compare the underlying results of the segment.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Segment Adjusted Profit for each of the reportable segments consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Polyester	$8,661	$6,513	$23,290	$19,331
Nylon	2,185	3,010	9,239	9,137
International	3,406	2,689	10,800	9,164
Segment Adjusted Profit	$14,252	$12,212	$43,329	$37,632

Intersegment sales for each of the reportable segments consist of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Polyester	$22	$132	$164	$224
Nylon	52	68	127	204
International	87	563	254	1,077
Intersegment sales	$161	$763	$545	$1,505

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Polyester	$4,681	$3,008	$16,707	$10,041
Nylon	940	423	1,415	1,850
International	72	179	807	1,062
Segment capital expenditures	5,693	3,610	18,929	12,953
Unallocated corporate capital expenditures	258	349	464	437
Capital expenditures	$5,951	$3,959	$19,393	$13,390

The reconciliations of segment total assets to consolidated total assets are as follows:

	March 29, 2015	June 29, 2014
Polyester	$205,973	$192,697
Nylon	70,216	75,397
International	65,221	81,604
Segment total assets	341,410	349,698
All other current assets	5,911	2,549
Unallocated corporate PP&E	12,699	12,250
All other non-current assets	5,177	5,341
Investments in unconsolidated affiliates	110,154	99,229
Total assets	$475,351	$469,067

Geographic Data:

Geographic information for net sales is as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
U.S.	$128,108	$132,431	$373,888	$377,394
Brazil	23,639	28,328	79,333	84,792
All Other Foreign	18,783	16,105	54,640	43,964
Total	$170,530	$176,864	$507,861	$506,150

The information for net sales is based on the operating locations from where the items were produced or distributed. Export sales from the Company’s U.S. operations to external customers were $32,373 and $24,027 for the three months ended March 29, 2015 and March 30, 2014, respectively. Export sales from the Company’s U.S. operations to external customers were $87,472 and $73,982 for the nine months ended March 29, 2015 and March 30, 2014, respectively.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Geographic information for long-lived assets is as follows:

	March 29, 2015	June 29, 2014
U.S.	$235,460	$215,910
Brazil	7,590	12,188
All Other Foreign	9,156	7,413
Total	$252,206	$235,511

Long-lived assets are comprised of property, plant and equipment, net, intangible assets, net, investments in unconsolidated affiliates and other non-current assets.

Geographic information for total assets is as follows:

	March 29, 2015	June 29, 2014
U.S.	$383,714	$362,510
Brazil	51,931	70,581
All Other Foreign	39,706	35,976
Total	$475,351	$469,067

25.	Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Nine Months Ended
	March 29, 2015	March 30, 2014
Interest, net of capitalized interest	$2,524	$2,474
Income taxes, net of refunds	13,995	8,294

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by the Company in both U.S. and foreign jurisdictions.

Non-Cash Investing and Financing Activities

As of March 29, 2015 and June 29, 2014, $1,782 and $5,023, respectively, were included in accounts payable for unpaid capital expenditures.

During the nine months ended March 29, 2015, the Company entered into three capital leases for machinery and transportation equipment with an aggregate present value of $6,065.

During the nine months ended March 30, 2014, the Company entered into three capital leases for machinery and transportation equipment with an aggregate present value of $2,800.

During the quarter ended December 29, 2013, the Company received and retired 134 shares of its common stock, with a fair value of $3,583, tendered in lieu of cash for the exercise of 421 employee stock options.

The total fair value of the long-lived assets acquired in the December 2013 purchase of Dillon's draw winding business was $2,500, and the contingent consideration liability established at the acquisition date was $2,500.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s operations, and material changes in financial condition during the periods included in the accompanying Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in the 2014 Form 10-K. Our discussions here focus on our results during, or as of, the third quarter of fiscal year 2015, and the comparable period of fiscal year 2014, and, to the extent applicable, any material changes from the information discussed in the 2014 Form 10-K or other important intervening developments or information. These discussions should be read in conjunction with the 2014 Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, which we discuss in detail under Item 1 of the 2014 Form 10-K. Important factors currently known to management that could cause actual results to differ materially from those forward-looking statements include risks and uncertainties associated with economic conditions in the textile industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the 2014 Form 10-K, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

Significant GAAP and Non-GAAP highlights for the March 2015 quarter include the following items, each of which is outlined in more detail below:

●	Net income was $10,016, or $0.55 per basic share, on net sales of $170,530, compared to net income of $4,743, or $0.25 per basic share, on net sales of $176,864 for the prior year third quarter.

●	Adjusted EBITDA (as defined below) was $14,854 versus $12,590 for the prior year third quarter.

●	Adjusted EPS (as defined below) was $0.49 versus $0.29 for the prior year third quarter.

●

The Company amended and restated its credit facility to, among other things, extend the maturity date to March 2020, reduce the interest rate on applicable borrowings and allow for potential annual capacity increases.

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

Results of Operations

Third Quarter of Fiscal Year 2015 Compared to Third Quarter of Fiscal Year 2014

Consolidated Overview

The components of net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts are presented in the table below.

	For the Three Months Ended
	March 29, 2015		March 30, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$170,530	100.0	$176,864	100.0	(3.6)
Cost of sales	148,267	86.9	157,105	88.8	(5.6)
Gross profit	22,263	13.1	19,759	11.2	12.7
Selling, general and administrative expenses	12,260	7.2	12,290	7.0	(0.2)
Provision for bad debts	—	—	137	0.1	(100.0)
Other operating expense, net	972	0.6	1,239	0.7	(21.5)
Operating income	9,031	5.3	6,093	3.4	48.2
Interest expense, net	962	0.6	748	0.4	28.6
Loss on extinguishment of debt	1,040	0.6	—	—	100.0
Equity in earnings of unconsolidated affiliates	(5,459)	(3.2)	(3,585)	(2.0)	52.3
Income before income taxes	12,488	7.3	8,930	5.0	39.8
Provision for income taxes	2,729	1.6	4,476	2.5	(39.0)
Net income including non-controlling interest	9,759	5.7	4,454	2.5	119.1
Less: net (loss) attributable to non-controlling interest	(257)	(0.2)	(289)	(0.2)	(11.1)
Net income attributable to Unifi, Inc.	$10,016	5.9	$4,743	2.7	111.2

Consolidated Net Sales

Net sales for the March 2015 quarter decreased by $6,334, or 3.6%, as compared to the prior year quarter. The decrease in net sales was primarily driven by (i) devaluation of the Brazilian Real versus the U.S. Dollar, (ii) a net decrease in sales volumes in the Polyester Segment and (iii) a decrease in average sales price for the Polyester and Nylon Segments. These decreases were partially offset by (iv) increased sales volumes in the Nylon and International Segments and (v) improvement in average selling price for the International Segment.

Consolidated sales volumes increased 0.5% from the prior year quarter due to volume increases in the Nylon and International Segments, partially offset by a net decrease in the Polyester Segment. The decrease in sales volume in the Polyester Segment of 3.6% was primarily due to lower sales of certain products in the Company’s domestic operations (POY, Chip and dyed yarns), partially offset by higher sales of (a) textured polyester due to growth in demand in the NAFTA and CAFTA regions and (b) our PVA yarns. The volume increase in the Nylon Segment of 14.4% was attributable to increased sales of textured polyester driven by the same market factors previously discussed. The volume increase in the International Segment of 5.4% was primarily due to (i) mix enrichment efforts in Brazil and China, including the Company’s transitioning of certain PVA sales programs from its U.S. operations to China, and (ii) a favorable competitive environment in Brazil for sales of certain of our manufactured products there versus imported yarns due to the weakened currency.

Consolidated sales pricing decreased 4.1% from the prior year quarter primarily due to (i) devaluation of the Brazilian Real versus the U.S. Dollar, (ii) a lower average sales price in the Polyester Segment related to declining raw material costs, and (iii) a lower average sales price in the Nylon Segment primarily due to changes in sales mix, partially offset by (iv) a higher average sales price in China due to the Company’s transitioning of certain PVA sales programs from the U.S. to China.

Consolidated Gross Profit

Gross profit for the March 2015 quarter increased by $2,504, or 12.7%. Gross profit increased due to (i) improved margins in the Polyester and International Segments as a result of mix enrichment initiatives and a decline in polyester raw material costs, (ii) increased volumes in the Nylon and International Segments, (iii) improved volume and margins in Brazil (on a local-currency basis) and (iv) lower manufacturing costs in Brazil due to lower net utility costs, partially offset by (v) unfavorable currency translation in Brazil and (vi) higher converting costs in the Nylon Segment.

Polyester Segment

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Three Months Ended
	March 29, 2015		March 30, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$98,759	100.0	$103,941	100.0	(5.0)
Cost of sales	85,734	86.8	92,928	89.4	(7.7)
Gross profit	$13,025	13.2	$11,013	10.6	18.3

A reconciliation of the changes in net sales from the third quarter of fiscal year 2014 to the third quarter of fiscal year 2015 for the Polyester Segment is as follows:

Net sales for the third quarter of fiscal year 2014	$103,941
Decrease in sales volumes	(2,755)
Decrease in average pricing	(2,427)
Net sales for the third quarter of fiscal year 2015	$98,759

The overall decrease in net sales was primarily attributable to (i) lower volumes from lower POY, Chip and dyed yarn sales and a lower average denier and (ii) lower average selling price related to declining raw material costs, partially offset by (iii) higher textured polyester sales. Textured polyester sales volumes for the Polyester Segment increased 3.8% over the prior year quarter due to continued growth in the NAFTA and CAFTA regions along with greater demand for the Company’s PVA yarns. The production of synthetic apparel in the North and Central America regions continues to grow at an average of 5% to 6% annually, as more brands and retailers are choosing to source their products in the Western Hemisphere. The Company anticipates this trend will continue into the foreseeable future.

A reconciliation of the changes in gross profit from the third quarter of fiscal year 2014 to the third quarter of fiscal year 2015 for the Polyester Segment is as follows:

Gross profit for the third quarter of fiscal year 2014	$11,013
Net improvement in underlying gross margins	2,667
Decrease in sales volumes	(395)
Increase in depreciation expense	(260)
Gross profit for the third quarter of fiscal year 2015	$13,025

The increase in gross profit was primarily a result of (i) higher underlying gross margins driven by mix enrichment initiatives and (ii) improved conversion margins, attributable to declining raw material costs, partially offset by (iii) a decrease in sales volumes due to the factors described in the net sales analysis above, and (iv) higher depreciation expense due to the recent recycling center addition and incremental fixed assets driving expanded flexibility and capacity.

Polyester Segment net sales and gross profit as a percentage of total consolidated amounts were 57.9% and 58.5% for the third quarter of fiscal year 2015, compared to 58.8% and 55.7% for the third quarter of fiscal year 2014, respectively.

Nylon Segment

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Three Months Ended
	March 29, 2015		March 30, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$40,754	100.0	$39,208	100.0	3.9
Cost of sales	36,530	89.6	34,168	87.1	6.9
Gross profit	$4,224	10.4	$5,040	12.9	(16.2)

A reconciliation of the changes in net sales from the third quarter of fiscal year 2014 to the third quarter of fiscal year 2015 for the Nylon Segment is as follows:

Net sales for the third quarter of fiscal year 2014	$39,208
Increase in sales volumes	2,085
Decrease in average pricing and change in sales mix	(539)
Net sales for the third quarter of fiscal year 2015	$40,754

The increase in net sales was attributable to (i) an increase in sales volumes, primarily for textured polyester yarn, partially offset by (ii) a decrease in pricing due to varying sales mix changes among domestic product-lines, reflecting a higher proportion of textured yarns and a lower percentage of covered yarns and a transition of certain higher-margin PVA sales from the U.S. to China. The increase in textured yarn sales is driven by increased demand for textured yarn in the North and Central American regions.

A reconciliation of the changes in gross profit from the third quarter of fiscal year 2014 to the third quarter of fiscal year 2015 for the Nylon Segment is as follows:

Gross profit for the third quarter of fiscal year 2014	$5,040
Decline in underlying gross margins	(888)
Increase in depreciation expense	(11)
Increase in sales volumes	83
Gross profit for the third quarter of fiscal year 2015	$4,224

The decrease in gross profit was attributable to (i) the timing of higher converting costs caused by higher labor costs resulting from a one-time bonus paid to all hourly wage personnel and recognized in the current quarter and higher maintenance and utility costs in our domestic covering operations, (ii) lower yields and (iii) lower margins due to transitioning certain high-margin PVA sales from the U.S. to our Chinese subsidiary, partially offset by (iv) an increase in sales volumes and unit margins for the Segment's textured products.

Nylon Segment net sales and gross profit, as a percentage of total consolidated amounts, were 23.9% and 19.0% for the third quarter of fiscal year 2015, compared to 22.2% and 25.5% for the third quarter of fiscal year 2014, respectively.

International Segment

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Three Months Ended
	March 29, 2015		March 30, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$31,017	100.0	$33,715	100.0	(8.0)
Cost of sales	26,003	83.8	30,009	89.0	(13.3)
Gross profit	$5,014	16.2	$3,706	11.0	35.3

A reconciliation of the changes in net sales from the third quarter of fiscal year 2014 to the third quarter of fiscal year 2015 for the International Segment is as follows:

Net sales for the third quarter of fiscal year 2014	$33,715
Unfavorable currency translation effects	(4,988)
Increase in sales volumes	1,684
Improvement in average pricing and change in sales mix	606
Net sales for the third quarter of fiscal year 2015	$31,017

The decrease in net sales is primarily attributable to (i) unfavorable currency translation effects due to the devaluation of the Brazilian Real against the U.S. Dollar (using a weighted average exchange rate of 2.87 Real/U.S. Dollar versus 2.36), partially offset by (ii) a 5.4% increase in sales volumes, resulting from an increase in Brazil’s sales of manufactured products due to the factors previously discussed and an increase in sales volumes in China as a result of our success with several new programs and the Company’s transitioning of certain PVA sales programs from its U.S. operations to China, and (iii) a 13.7% increase in the average sales price in China as a result of the aforementioned U.S. to China PVA product transitioning, which in turn was partially offset by (iv) price decreases due to declining raw material costs.

A reconciliation of the changes in gross profit from the third quarter of fiscal year 2014 to the third quarter of fiscal year 2015 for the International Segment is as follows:

Gross profit for the third quarter of fiscal year 2014	$3,706
Improvement in underlying gross margins	1,069
Decrease in net utility costs	213
Decrease in depreciation expense	303
Increase in sales volumes	202
Unfavorable currency translation effects	(479)
Gross profit for the third quarter of fiscal year 2015	$5,014

The increase in gross profit was attributable to (i) improvement in underlying gross margins due to mix enrichment efforts in Brazil and China, and lower raw material costs in Brazil, (ii) lower manufacturing costs in Brazil, including lower net utility costs (which are not expected to continue into fiscal year 2016), (iii) a decrease in depreciation expense in Brazil, and (iv) an increase in sales volumes for both Brazil and China, driven by our mix enrichment efforts and a weaker exchange rate in Brazil (which allows more effective competition against imported yarn). These increases were partially offset by (v) unfavorable currency translation effects due to the devaluation of the Brazilian Real against the U.S. Dollar.

International Segment net sales and gross profit as a percentage of total consolidated amounts were 18.2% and 22.5% for the third quarter of fiscal year 2015, compared to 19.0% and 18.8% for the third quarter of fiscal year 2014, respectively.

Consolidated Selling, General and Administrative Expenses

A reconciliation of the changes in selling, general and administrative (“SG&A”) expenses from the third quarter of fiscal year 2014 to the third quarter of fiscal year 2015 is as follows:

Selling, general and administrative expenses for the third quarter of fiscal year 2014	$12,290
Decrease in consumer marketing and branding expenses	(479)
Decrease in depreciation and amortization expenses	(181)
Decrease in commissions and service fees	(155)
Other, net	(59)
Increase in variable compensation	844
Selling, general and administrative expenses for the third quarter of fiscal year 2015	$12,260

Total SG&A expenses were slightly lower versus the prior year quarter, with changes among various components, including (as quantified in the table above): (i) a decrease in consumer marketing and branding expenses since the prior year quarter included the Company’s sponsorship of the ESPN X Games Aspen 2014, (ii) a decrease in depreciation and amortization expenses due to lower amortization of customer lists, (iii) a decrease in commissions and service fees attributable to a reduction in commission-based arrangements and (iv) a net decrease among other items, including employee costs, currency translation, insurance, and office and facilities expenses, partially offset by an increase in variable compensation due to improved operating results for the Company’s foreign operations.

Consolidated Provision for Bad Debts

Provision for bad debts decreased from $137 for the third quarter of fiscal year 2014 to nil for the third quarter of fiscal year 2015. No significant factors impacted the comparative periods.

Consolidated Other Operating Expense, Net

Other operating expense, net decreased by $267 from $1,239 for the third quarter of fiscal year 2014 to $972 for the third quarter of fiscal year 2015. The decrease is primarily driven by (i) the absence of restructuring charges in the current fiscal year and (ii) a decrease in net operating expenses for Renewables due to revenue activity in the current period and (iii) a net decrease in offsetting changes among other items, including foreign currency transaction losses, gain on disposal of fixed assets and other insignificant activities.

The components of other operating expense, net are further detailed in “Note 20. Other Operating Expense, Net” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Consolidated Interest Expense, Net

Net interest expense increased from $748 for the third quarter of fiscal year 2014 to $962 for the third quarter of fiscal year 2015. Interest expense, net consists of the following:

	For the Three Months Ended
	March 29, 2015	March 30, 2014
Interest on ABL Facility	$866	$785
Other	43	77
Subtotal	909	862
Reclassification adjustment for cash flow hedge	19	133
Amortization of debt financing fees	144	105
Mark-to-market adjustment for interest rate swap	227	(99)
Interest capitalized to property, plant and equipment, net	(90)	(39)
Subtotal	300	100
Total interest expense	1,209	962
Interest income	(247)	(214)
Interest expense, net	$962	$748

The increase in total interest expense is primarily due to an unfavorable change in the interest rate swap mark-to-market adjustment and higher interest expense related to the ABL Facility attributable to a higher quarterly average outstanding debt balance of $105,189 versus $93,499.

Interest income in each period relates to earnings recognized on cash equivalents held globally.

Loss on Extinguishment of Debt

Entering into the Amended Credit Agreement (as described below under "Liquidity and Capital Resources—Debt Obligations") generated substantially different terms for the ABL Term Loan and resulted in the replacement of an existing lender. Accordingly, the Company recorded a loss on extinguishment of debt of $1,040 for the write-off of certain debt financing fees related to the previous credit agreement.

Consolidated Earnings from Unconsolidated Affiliates

For the third quarter of fiscal year 2015, the Company generated $12,488 of income before income taxes, of which $5,459 was generated from its investments in unconsolidated affiliates. For the third quarter of fiscal year 2014, the Company generated $8,930 of income before income taxes, of which $3,585 was generated from its investments in unconsolidated affiliates.

The Company’s 34% share of PAL’s earnings increased from $3,230 in the third quarter of fiscal year 2014 to $4,933 in the third quarter of fiscal year 2015, primarily attributable to improved operating margins as a result of improved cotton pricing. The remaining change in earnings from unconsolidated affiliates relates to higher combined operating results for the Company’s two nylon extrusion joint ventures that supply POY to the Company’s Nylon Segment.

Consolidated Income Taxes

The Company’s income tax provision for the quarter ended March 29, 2015 resulted in tax expense of $2,729, with an effective tax rate of 21.9%. The Company’s income tax provision for the quarter ended March 30, 2014 resulted in tax expense of $4,476, with an effective tax rate of 50.1%.

The effective income tax rate for the quarter ended March 29, 2015 was favorably impacted by (i) the recognition of lower taxable income versus book income for an unconsolidated affiliate, (ii) a lower overall effective tax rate for the Company’s foreign earnings, (iii) federal and state renewable energy credits and (iv) the domestic production activities deduction, partially offset by (v) state and local taxes and (vi) losses in tax jurisdictions for which no tax benefit could be recognized.

The effective income tax rate for the quarter ended March 30, 2014 was higher than the U.S. statutory rate due to (i) the impact of state and local taxes, (ii) the recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance, (iii) foreign dividends taxed in the U.S. and (iv) losses in tax jurisdictions for which no tax benefit could be recognized.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for the third quarter of fiscal year 2015 was $10,016, or $0.55 per basic share, compared to $4,743, or $0.25 per basic share, for the prior year fiscal quarter.

As detailed above, the increase is primarily attributable to higher gross profits, higher earnings from equity affiliates and a lower effective tax rate, partially offset by a loss on extinguishment of debt.

Year-To-Date Fiscal Year 2015 Compared to Year-To-Date Fiscal Year 2014

Consolidated Overview

The components of net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts are presented in the table below.

	For the Nine Months Ended
	March 29, 2015		March 30, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$507,861	100.0	$506,150	100.0	0.3
Cost of sales	441,360	86.9	447,909	88.5	(1.5)
Gross profit	66,501	13.1	58,241	11.5	14.2
Selling, general and administrative expenses	36,130	7.1	33,895	6.7	6.6
Provision for bad debts	654	0.1	186	—	251.6
Other operating expense, net	3,135	0.7	4,008	0.8	(21.8)
Operating income	26,582	5.2	20,152	4.0	31.9
Interest expense, net	2,364	0.5	1,547	0.3	52.8
Loss on extinguishment of debt	1,040	0.2	—	—	100.0
Equity in earnings of unconsolidated affiliates	(12,461)	(2.5)	(14,830)	(2.9)	(16.0)
Income before income taxes	35,639	7.0	33,435	6.6	6.6
Provision for income taxes	10,083	2.0	14,151	2.8	(28.7)
Net income including non-controlling interest	25,556	5.0	19,284	3.8	32.5
Less: net (loss) attributable to non-controlling interest	(955)	(0.2)	(772)	(0.2)	23.7
Net income attributable to Unifi, Inc.	$26,511	5.2	$20,056	4.0	32.2

Consolidated Net Sales

Net sales for the March 2015 year-to-date period increased by $1,711, or 0.3%, as compared to the prior year comparative period. The increase was driven by higher sales volumes for the Nylon and International Segments, partially offset by (i) a decline in sales volumes for the Polyester Segment, (ii) lower pricing attributable to a change in mix in the Nylon Segment due to the transition of certain PVA sales programs from the U.S. to China, and (iii) unfavorable currency translation due to the devaluation of the Brazilian Real versus the U.S. Dollar.

Consolidated sales volumes increased 2.2% from the prior year-to-date period as volumes increased 10.4% in the Nylon Segment, driven by textured polyester yarn and covered nylon yarn, and volume increased 9.7% in the International Segment, driven by higher manufactured product volume in Brazil and the success of new programs in China. A decline of 2.3% for Polyester Segment volumes resulted from a decrease related to lower POY, Chip and dyed yarn volumes and lower average denier, partially offset by an increase in textured polyester volumes.

Consolidated sales pricing declined 1.9% primarily due to (i) the devaluation of the Brazilian Real versus the U.S. Dollar, (ii) lower pricing in the Nylon Segment (driven by a higher proportion of textured polyester), (iii) lower pricing in Brazil due to declining raw material costs, and (iv) slightly lower pricing for the Polyester Segment due to declining raw material costs, offset by (v) pricing improvements attributable to continued success of PVA programs.

Consolidated Gross Profit

Gross profit for the March 2015 year-to-date period increased by $8,260, or 14.2%, reflecting increases in all three reportable segments. Gross profit improvement for the Polyester Segment was primarily driven by higher margins attributable to increased demand for our PVA yarns and declining raw material costs. Gross profit increased for the Nylon Segment due to increased volume for textured and covered products as a result of strong demand from the NAFTA and CAFTA regions, partially offset by lower margins due to a shift in sales mix. Increased gross profit for the International Segment reflects (i) higher sales volumes for both Brazil and China and (ii) improved margins and lower converting costs in Brazil, partially offset by (iii) unfavorable currency translation due to the devaluation of the Brazilian Real against the U.S. Dollar.

Polyester Segment

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Nine Months Ended
	March 29, 2015		March 30, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$282,168	100.0	$286,933	100.0	(1.7)
Cost of sales	246,149	87.2	255,763	89.1	(3.8)
Gross profit	$36,019	12.8	$31,170	10.9	15.6

A reconciliation of the changes in net sales from the year-to-date period of fiscal year 2014 to the year-to-date period of fiscal year 2015 for the Polyester Segment is as follows:

Net sales for the year-to-date period of fiscal year 2014	$286,933
Decrease in sales volumes	(4,405)
Decrease in pricing	(1,053)
Acquisition of draw winding business	693
Net sales for the year-to-date period of fiscal year 2015	$282,168

The overall decrease in net sales is primarily attributable to (i) lower volumes from lower POY, Chip and dyed yarn sales and a lower average denier and (ii) a lower average selling price for several product lines related to declining raw material costs, partially offset by (iii) improved sales of textured polyester yarn due to continued growth in the NAFTA and CAFTA regions and greater demand for the Company’s PVA yarns and (iv) the incremental sales associated with acquiring a draw winding business in December 2013.

A reconciliation of the changes in gross profit from the year-to-date period of fiscal year 2014 to the year-to-date period of fiscal year 2015 for the Polyester Segment is as follows:

Gross profit for the year-to-date period of fiscal year 2014	$31,170
Improvements in underlying gross margins	6,279
Decrease in sales volumes	(721)
Increase in depreciation expense	(709)
Gross profit for the year-to-date period of fiscal year 2015	$36,019

The increase in gross profit was primarily a result of (i) higher underlying gross margins driven by (ii) an increase in demand for our PVA yarns and (iii) declining raw material costs, partially offset by (iv) a decrease in sales volumes driven by the factors described in the net sales analysis above, and (v) higher depreciation expense due to the recent recycling center addition and incremental fixed assets driving expanded flexibility and capacity.

Polyester Segment net sales and gross profit as a percentage of total consolidated amounts were 55.6% and 54.1% for the year-to-date period of fiscal year 2015, compared to 56.7% and 53.5% for the year-to-date period of fiscal year 2014, respectively.

Nylon Segment

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Nine Months Ended
	March 29, 2015		March 30, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$124,676	100.0	$118,723	100.0	5.0
Cost of sales	109,598	87.9	104,230	87.8	5.2
Gross profit	$15,078	12.1	$14,493	12.2	4.0

A reconciliation of the changes in net sales from the year-to-date period of fiscal year 2014 to the year-to-date period of fiscal year 2015 for the Nylon Segment is as follows:

Net sales for the year-to-date period of fiscal year 2014	$118,723
Increase in sales volumes	7,400
Decrease in pricing and change in sales mix	(1,447)
Net sales for the year-to-date period of fiscal year 2015	$124,676

The increase in net sales is attributable to (i) increased volumes for textured polyester yarn and nylon covered yarn due to increased demand in the NAFTA and CAFTA regions, partially offset by (ii) a decrease in overall pricing for the reportable segment due to changes in sales mix which reflects a higher proportion of textured polyester yarn and the transitioning of certain PVA sales programs from the U.S. to China.

A reconciliation of the changes in gross profit from the year-to-date period of fiscal year 2014 to the year-to-date period of fiscal year 2015 for the Nylon Segment is as follows:

Gross profit for the year-to-date period of fiscal year 2014	$14,493
Increase in sales volumes	1,534
Decrease in depreciation expense	246
Decrease in underlying gross margins	(1,195)
Gross profit for the year-to-date period of fiscal year 2015	$15,078

The increase in gross profit was primarily due to (i) an increase in sales volumes driven by the factors in the above net sales analysis and (ii) lower depreciation expense, partially offset by (iii) lower underlying gross margins related to a shift in sales mix within the reportable segment, (iv) lower yields and (v) higher converting costs due to higher labor, utility and maintenance costs.

Nylon Segment net sales and gross profit, as a percentage of total consolidated amounts, were 24.5% and 22.7% for the year-to-date period of fiscal year 2015, compared to 23.4% and 24.9% for the year-to-date period of fiscal year 2014, respectively.

International Segment

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Nine Months Ended
	March 29, 2015		March 30, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$101,017	100.0	$100,494	100.0	0.5
Cost of sales	85,613	84.8	87,916	87.5	(2.6)
Gross profit	$15,404	15.2	$12,578	12.5	22.5

A reconciliation of the changes in net sales from the year-to-date period of fiscal year 2014 to the year-to-date period of fiscal year 2015 for the International Segment is as follows:

Net sales for the year-to-date period of fiscal year 2014	$100,494
Increase in sales volumes	9,347
Unfavorable currency translation effects	(7,645)
Decrease in pricing and change in sales mix	(1,179)
Net sales for the year-to-date period of fiscal year 2015	$101,017

The increase in net sales is primarily attributable to a 9.7% increase in sales volumes, reflecting volume increases for both Brazil and China. Brazil’s volumes have increased due to (i) growth in PVA sales and (ii) volumes captured as a result of favorable pricing conditions, as devaluation of the local currency made locally manufactured product a more attractive alternative to U.S. Dollar-based competitive imports. China’s volumes increased 34.2% and are benefiting from several new sales programs, including the transitioning of certain PVA sales programs from the Company’s U.S. operations to China. The benefit of increased sales volumes is partially offset by (i) unfavorable currency translation effects due to the devaluation of the Brazilian Real against the U.S. Dollar (using a weighted average exchange rate of 2.54 Real/U.S. Dollar versus 2.31) and (ii) lower local-currency prices in Brazil due to declining raw material prices and competitive pricing pressure in Brazil from low-priced imports. China’s average sales price increased 2.9% due to higher volumes of PVA products, partially offset by price decreases due to a decline in raw material costs.

A reconciliation of the changes in gross profit from the year-to-date period of fiscal year 2014 to the year-to-date period of fiscal year 2015 for the International Segment is as follows:

Gross profit for the year-to-date period of fiscal year 2014	$12,578
Increase in sales volumes	1,217
Decrease in net utility costs	1,098
Other changes in underlying margins	1,050
Decrease in depreciation expense	246
Unfavorable currency translation effects	(785)
Gross profit for the year-to-date period of fiscal year 2015	$15,404

The increase in gross profit was attributable to (i) an increase in sales volumes for both Brazil and China, driven by the factors described in the net sales analysis above, (ii) improved unit conversion margin in Brazil on a local currency basis due to a higher proportion of manufactured product in the sales mix and lower raw material costs, (iii) lower manufacturing costs in Brazil as a result of lower net utility costs (which are not expected to continue into fiscal year 2016) and (iv) lower depreciation expense. This increase is partially offset by (v) unfavorable currency translation effects due to the devaluation of the Brazilian Real against the U.S. Dollar.

International Segment net sales and gross profit as a percentage of total consolidated amounts were 19.9% and 23.2% for the year-to-date period of fiscal year 2015, compared to 19.9% and 21.6% for the year-to-date period of fiscal year 2014, respectively.

Consolidated Selling, General and Administrative Expenses

A reconciliation of the changes in selling, general and administrative (“SG&A”) expenses from the year-to-date period of fiscal year 2014 to the year-to-date period of fiscal year 2015 is as follows:

Selling, general and administrative expenses for the year-to-date period of fiscal year 2014	$33,895
Increase in consumer marketing and branding expenses	713
Increase in variable compensation	690
Increase in non-cash compensation	371
Increase in professional fees	361
Other, net	228
Decrease in depreciation and amortization expenses	(128)
Selling, general and administrative expenses for the year-to-date period of fiscal year 2015	$36,130

Total SG&A expenses were higher versus the prior year period, with changes among various components, including (as quantified in the table above): (i) an increase in consumer marketing and branding expenses resulting from new promotional agreements involving Marvel Universe LIVE!, the National Football League’s Detroit Lions and the University of North Carolina at Chapel Hill, which exceeded the prior year period expenses related to the Company’s sponsorship of the ESPN X Games Aspen 2014, (ii) an increase in variable compensation due to improved operating results for the Company’s foreign operations, (iii) an increase in non-cash compensation primarily due to an increase in (a) the number of awards granted and (b) the fair value of awards granted as a result of the higher price of the Company’s common stock on the respective grant dates, (iv) an increase in professional fees related to out-sourced auxiliary services and (v) a net increase among other items, including employee costs, currency translation, community relations, insurance, and office and facilities expenses, partially offset by (vi) a decrease in depreciation and amortization expenses due to lower amortization of customer lists.

Consolidated Provision for Bad Debts

Provision for bad debts increased from $186 for the year-to-date period of fiscal year 2014 to $654 for the year-to-date period of fiscal year 2015. The increase is primarily attributable to the write-off of a customer receivable balance originating in the Company’s Brazilian operations, for which recovery has been deemed unlikely. The Company believes the event is isolated in nature and magnitude.

Consolidated Other Operating Expense, Net

Other operating expense, net decreased from $4,008 for the year-to-date period of fiscal year 2014 to $3,135 for the year-to-date period of fiscal year 2015. The decrease is primarily attributable to (i) the absence of restructuring charges in the current fiscal year and (ii) a decrease in the loss recognized on the sale of property, plant and equipment, partially offset by (iii) an increase in operating expenses for Renewables due to (a) the expansion of FGM crop fields, (b) bedding trials conducted at poultry houses and (c) increased depreciation and amortization expenses and (iv) an increase in foreign currency transaction losses due to year-over-year devaluation of the Brazilian Real.

The components of other operating expense, net are further detailed in “Note 20. Other Operating Expense, Net” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Consolidated Interest Expense, Net

Net interest expense increased from $1,547 for the year-to-date period of fiscal year 2014 to $2,364 for the year-to-date period of fiscal year 2015. Interest expense, net consists of the following:

	For the Nine Months Ended
	March 29, 2015	March 30, 2014
Interest on ABL Facility	$2,651	$2,450
Other	134	146
Subtotal	2,785	2,596
Reclassification adjustment for cash flow hedge	212	433
Amortization of debt financing fees	402	317
Mark-to-market adjustment for interest rate swap	(19)	(107)
Interest capitalized to property, plant and equipment, net	(143)	(122)
Subtotal	452	521
Total interest expense	3,237	3,117
Interest income	(873)	(1,570)
Interest expense, net	$2,364	$1,547

The slight increase in total interest expense is attributable to multiple offsetting factors, but is primarily due to an increase in the average outstanding debt balance of the ABL Facility from $94,266 to $104,688, partially offset by a decrease in the weighted average interest rate from 3.4% to 3.3%.

Interest income in each period includes earnings recognized on cash equivalents held globally. Interest income in the first nine months of fiscal year 2014 includes a one-time receipt of interest of $1,084 related to the settlement of a judicial claim involving the Company’s Brazilian subsidiary.

Loss on Extinguishment of Debt

Entering into the Amended Credit Agreement (as described below under “Liquidity and Capital Resources—Debt Obligations”) generated substantially different terms for the ABL Term Loan and resulted in the replacement of an existing lender. Accordingly, the Company recorded a loss on extinguishment of debt of $1,040 for the write-off of certain debt financing fees related to the previous credit agreement.

Consolidated Earnings from Unconsolidated Affiliates

For the year-to-date period of fiscal year 2015, the Company generated $35,639 of income before income taxes, of which $12,461 was generated from its investments in unconsolidated affiliates. For the year-to-date period of fiscal year 2014, the Company generated $33,435 of income before income taxes, of which $14,830 was generated from its investments in unconsolidated affiliates.

The Company’s 34% share of PAL’s earnings decreased from $13,949 in the year-to-date period of fiscal year 2014 to $11,427 in the year-to-date period of fiscal year 2015, primarily attributable to lower earnings recognized under the Farm Bill’s economic adjustment assistance program (of approximately $7,300 for PAL and approximately $2,500 for the Company) in the current period as compared to the prior year period and lower year-to-date margins. The decrease is partially offset by an after-tax gain (of approximately $4,430 for PAL and approximately $1,506 for the Company) from PAL’s acquisition of a yarn manufacturer based in Mexico for which PAL previously held a 50% ownership interest. For the nine months ended March 29, 2015, PAL’s corresponding fiscal period consisted of 40 weeks. The remaining change in earnings from unconsolidated affiliates relates to higher combined operating results for the Company’s two nylon extrusion joint ventures that supply POY to the Company’s Nylon Segment.

Consolidated Income Taxes

The Company’s income tax provision for the year-to-date period ended March 29, 2015 resulted in tax expense of $10,083, with an effective tax rate of 28.3%. The Company’s income tax provision for the year-to-date period ended March 30, 2014 resulted in tax expense of $14,151, with an effective tax rate of 42.3%.

The effective income tax rate for the nine months ended March 29, 2015 was favorably impacted by the following items and approximate percentages: (i) the recognition of lower taxable income versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance (3.3%), (ii) a lower overall effective tax rate for the Company’s foreign earnings (3.0%), (iii) net federal and state credits, including renewable energy credits (2.6%) and (iv) the domestic production activities deduction (1.6%). These favorable impacts were partially offset by (v) state and local taxes net of the assumed federal benefit (0.4%) and (vi) losses in tax jurisdictions for which no tax benefit could be recognized, including an increase in the valuation allowance for such losses (2.5%).

The effective income tax rate for the nine months ended March 30, 2014 is higher than the U.S. statutory rate due to (i) the impact of state and local taxes, (ii) the recognition of higher taxable versus book income for an unconsolidated affiliate for which the Company maintains a full valuation allowance, (iii) foreign dividends taxed in the U.S. and (iv) losses in tax jurisdictions for which no tax benefit could be recognized.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for the year-to-date period of fiscal year 2015 was $26,511, or $1.46 per basic share, compared to $20,056, or $1.05 per basic share, for the prior year-to-date period.

As detailed above, the increase is primarily attributable to higher gross profits and a lower effective tax rate, partially offset by higher SG&A expenses and lower earnings from unconsolidated affiliates.

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

●

Adjusted Earnings Per Share (“Adjusted EPS”), which represents basic earnings per share calculated under GAAP, adjusted to exclude changes in the deferred tax valuation allowance, gain on bargain purchase for an equity affiliate, renewable energy tax credits, loss on extinguishment of debt, restructuring charges, net, interest income related to a judicial claim and net gains or losses on sale or disposal of assets; and

●

Adjusted Working Capital (receivables plus inventory, less accounts payable and certain accrued expenses), which is an indicator of the Company’s production efficiency and ability to manage its inventory and receivables.

EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Adjusted Profit, Adjusted EPS and Adjusted Working Capital are financial measurements that management uses to facilitate its analysis and understanding of the Company’s business operations. Management believes they are useful to investors because they provide a supplemental way to understand the underlying operating performance and debt service capacity of the Company. The calculations of EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Adjusted Profit, Adjusted EPS and Adjusted Working Capital are subjective measures based on management’s belief as to which items should be included or excluded in order to provide the most reasonable view of the underlying operating performance of the business. EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Adjusted Profit, Adjusted EPS and Adjusted Working Capital are not determined in accordance with GAAP and should not be considered a substitute for performance measures determined in accordance with GAAP.

The reconciliations of Net income attributable to Unifi, Inc. to EBITDA, Adjusted EBITDA Including Equity Affiliates and Adjusted EBITDA are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Net income attributable to Unifi, Inc.	$10,016	$4,743	$26,511	$20,056
Interest expense, net	962	748	2,364	1,547
Provision for income taxes	2,729	4,476	10,083	14,151
Depreciation and amortization expense	4,154	4,525	12,803	12,874
EBITDA	17,861	14,492	51,761	48,628

Non-cash compensation expense	565	480	2,462	2,091
Loss on extinguishment of debt	1,040	—	1,040	—
Operating expenses for Renewables	326	379	1,253	1,004
Restructuring charges, net	—	178	—	1,296
Foreign currency transaction losses	248	195	622	368
Net (gain) loss on sale or disposal of assets	(30)	(71)	(13)	269
Other, net	303	522	577	812
Adjusted EBITDA Including Equity Affiliates	20,313	16,175	57,702	54,468

Equity in earnings of unconsolidated affiliates	(5,459)	(3,585)	(12,461)	(14,830)
Adjusted EBITDA	$14,854	$12,590	$45,241	$39,638

The reconciliations of Adjusted EBITDA to Segment Adjusted Profit are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Adjusted EBITDA	$14,854	$12,590	$45,241	$39,638
Non-cash compensation expense	(565)	(480)	(2,462)	(2,091)
Provision for bad debts	—	137	654	186
Other, net	(37)	(35)	(104)	(101)
Segment Adjusted Profit	$14,252	$12,212	$43,329	$37,632

Segment Adjusted Profit by reportable segment is as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Polyester	$8,661	$6,513	$23,290	$19,331
Nylon	2,185	3,010	9,239	9,137
International	3,406	2,689	10,800	9,164
Total Segment Adjusted Profit	$14,252	$12,212	$43,329	$37,632

The reconciliations of Income before income taxes, Net income attributable to Unifi, Inc. (“Net Income”) and Basic Earnings Per Share (“Basic EPS”) to Adjusted EPS are detailed below.

Excluding the GAAP results in the table below, amounts reported under the Net Income columns are generally calculated by applying the statutory tax rate of the jurisdiction for which the amount relates, or, when no impact to Income before income taxes exists, amounts represent components of the respective period’s provision for income taxes.

	For the Three Months Ended March 29, 2015			For the Three Months Ended March 30, 2014
	Income Before Income Taxes	Net Income	Basic EPS	Income Before Income Taxes	Net Income	Basic EPS
GAAP results	$12,488	$10,016	$0.55	$8,930	$4,743	$0.25
Change in valuation allowance	—	(924)	(0.05)	—	616	0.03
Gain on bargain purchase for an equity affiliate	—	—	—	—	—	—
Renewable energy tax credits	—	(782)	(0.04)	—	—	—
Loss on extinguishment of debt	1,040	676	0.03	—	—	—
Restructuring charges, net	—	—	—	178	116	0.01
Interest income related to judicial claim	—	—	—	—	—	—
Net (gain) loss on sale or disposal of assets	(30)	(20)	—	(71)	(46)	—
Adjusted results	$13,498	$8,966	$0.49	$9,037	$5,429	$0.29

Weighted average common shares outstanding			18,186			18,825

	For the Nine Months Ended March 29, 2015			For the Nine Months Ended March 30, 2014
	Income Before Income Taxes	Net Income	Basic EPS	Income Before Income Taxes	Net Income	Basic EPS
GAAP results	$35,639	$26,511	$1.46	$33,435	$20,056	$1.05
Change in valuation allowance	—	(1,260)	(0.07)	—	1,457	0.08
Gain on bargain purchase for an equity affiliate	(1,506)	(1,506)	(0.08)	—	—	—
Renewable energy tax credits	—	(782)	(0.04)	—	—	—
Loss on extinguishment of debt	1,040	676	0.03	—	—	—
Restructuring charges, net	—	—	—	1,296	842	0.04
Interest income related to judicial claim	—	—	—	(1,084)	(715)	(0.04)
Net (gain) loss on sale or disposal of assets	(13)	(8)	—	269	175	0.01
Adjusted results	$35,160	$23,631	$1.30	$33,916	$21,815	$1.14

Weighted average common shares outstanding			18,218			19,075

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures, debt service and stock repurchases. The Company’s primary sources of capital are cash generated from operations and borrowings available under its ABL Revolver. For the first nine months of fiscal year 2015, cash generated from operations was $19,697, and at March 29, 2015, excess availability under the ABL Revolver was $67,767.

As of March 29, 2015, all of the Company’s debt obligations, with the exception of a term loan from one of the Company’s unconsolidated affiliates, were guaranteed by its domestic subsidiaries, while a substantial portion of the Company’s cash and cash equivalents were held by its foreign subsidiaries. As described below, cash and cash equivalents held by our foreign subsidiaries may not be presently available to fund the Company’s domestic capital requirements, including its domestic debt obligations, without potentially incurring incremental taxes due upon their repatriation. The Company employs a variety of tax planning and financing strategies to ensure that its worldwide cash is available in the locations where it is needed. For the Company’s U.S., Brazilian and other foreign subsidiaries, the following table presents a summary of cash and cash equivalents, liquidity, working capital and total debt obligations as of March 29, 2015:

	U.S.	Brazil	All Others	Total
Cash and cash equivalents	$32	$4,017	$10,703	$14,752
Borrowings available under ABL Revolver	67,767	—	—	67,767
Liquidity	$67,799	$4,017	$10,703	$82,519

Working capital	$87,086	$34,849	$23,679	$145,614
Total debt obligations	$111,017	$—	$1,250	$112,267

As of March 29, 2015, all cash and cash equivalents on-hand at the Company’s foreign operations were deemed to be permanently reinvested.  The Company has plans to repatriate $22,350 of future cash flows generated from its operations in Brazil and has recorded a deferred tax liability of $7,822 to reflect the additional income tax that would be due as a result. The Company currently has no plans to repatriate other cash balances held outside the United States. However, if such other balances were to be repatriated, additional tax payments could result. As of March 29, 2015, $27,265 of undistributed earnings of the Company’s foreign subsidiaries was deemed to be permanently reinvested, and any applicable U.S. federal income taxes and foreign withholding taxes have not been provided on these earnings. Computation of the potential tax liabilities associated with unremitted earnings permanently reinvested is not practicable.

Debt Obligations

The following table presents the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average	Principal Amounts as of
	Scheduled Maturity Date	Interest Rate as of March 29, 2015 (1)	March 29, 2015	June 29, 2014
ABL Revolver	March 2020	1.9%	$17,100	$26,000
ABL Term Loan	March 2020	2.5%	84,375	68,000
Term loan from unconsolidated affiliate	August 2015	3.0%	1,250	1,250
Capital lease obligations	(2)	(3)	9,542	4,238
Total debt			112,267	99,488
Current portion of long-term debt			(12,361)	(7,215)
Total long-term debt			$99,906	$92,273
(1)	The weighted average interest rate as of March 29, 2015 for the ABL Term Loan includes the effects of the interest rate swap at a notional balance of $50,000.
(2)	Scheduled maturity dates for capital lease obligations range from January 2017 to November 2027.
(3)	Interest rates for capital lease obligations range from 2.3% to 4.6%.

On March 26, 2015, the Company and its subsidiary, Unifi Manufacturing, Inc., entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) for a $200,000 senior secured credit facility (the “ABL Facility”) with a syndicate of lenders. The ABL Facility consists of a $100,000 revolving credit facility (the “ABL Revolver”) and an $84,375 term loan that can be reset up to a maximum amount of $100,000, once per fiscal year, if certain future conditions are met (the “ABL Term Loan”). The ABL Facility has a maturity date of March 26, 2020. The Company paid $750 to the lenders in connection with the Amended Credit Agreement.

The Amended Credit Agreement replaced a previous senior secured credit facility dated May 24, 2012 with a similar syndicate of lenders, which, after multiple amendments, would have matured on March 28, 2019 and consisted of a $100,000 revolving credit facility and a $90,000 term loan.

Further discussion of the terms and conditions of the Company’s existing indebtedness is provided in “Note 12. Long-Term Debt” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

As of March 29, 2015, the Company was in compliance with all financial covenants; the excess availability under the ABL Revolver was $67,767; the fixed charge coverage ratio was 3.0 to 1.0; and the Company had $235 of standby letters of credit, none of which have been drawn upon.

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal year 2015 and the fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2015	2016	2017	2018	2019	Thereafter
ABL Revolver	$—	$—	$—	$—	$—	$17,100
ABL Term Loan	2,250	9,000	9,000	9,000	9,000	46,125
Capital lease obligations	524	2,124	2,106	1,896	1,747	1,145
Term loan from unconsolidated affiliate	—	1,250	—	—	—	—
Total	$2,774	$12,374	$11,106	$10,896	$10,747	$64,370

Loss on Extinguishment of Debt

Entering into the Amended Credit Agreement generated substantially different terms for the ABL Term Loan and resulted in the replacement of an existing lender. Accordingly, the Company recorded a loss on extinguishment of debt of $1,040 for the write-off of certain debt financing fees related to the previous credit agreement.

Working Capital

The following table presents a summary of the components of the Company’s Adjusted Working Capital and the reconciliation from Adjusted Working Capital to working capital:

	March 29, 2015	June 29, 2014
Receivables, net	$88,492	$93,925
Inventories	105,550	113,370
Accounts payable	(44,007)	(51,364)
Accrued expenses (1)	(15,147)	(18,487)
Adjusted Working Capital	134,888	137,444
Cash and cash equivalents	14,752	15,907
Other current assets	10,355	8,025
Accrued interest	(219)	(102)
Other current liabilities	(14,162)	(10,349)
Working capital	$145,614	$150,925
(1)	Excludes accrued interest

Working capital decreased from $150,925 as of June 29, 2014 to $145,614 as of March 29, 2015, while Adjusted Working Capital decreased from $137,444 to $134,888. The decrease in accounts receivable is primarily attributable to the devaluation of the Brazilian Real versus the U.S. Dollar. The decrease in inventory represents lower polyester raw material costs and devaluation of the Brazilian Real versus the U.S. Dollar, partially offset by higher raw material units on-hand for the Polyester Segment to support growth in our texturing and recycling operations. The decrease in accounts payable reflects purchasing activity and the timing of vendor payments primarily with respect to capital expenditures. The decrease in accrued expenses is primarily attributable to the payment of fiscal year 2014 variable compensation during fiscal year 2015. Working capital was further impacted by a decrease in cash and an increase in other current liabilities, which reflects the short-term payments due under the ABL Facility and the current maturity of a related party term loan. Offsetting these changes is an increase in the income tax receivable for the domestic operations, reflected in the increase in other current assets.

Capital Projects

The Company expects to add between $40,000 and $45,000 of property, plant and equipment over the course of fiscal year 2015, which is inclusive of approximately $10,000 of annual maintenance capital expenditures (expenditures that extend the useful life of existing assets and/or increase the capabilities or production capacity of the assets). During the first nine months of fiscal year 2015, the Company has (i) incurred $19,393 for capital expenditures and (ii) recorded $6,065 for machinery and transportation equipment subject to capital lease agreements.

The Company expects capital projects to approximate $115,000 over the course of fiscal years 2015 through 2017. The current estimate reflects initiatives to expand our existing business and pursue PVA growth opportunities, including backward integration into plastic bottle processing and bottle flake production, primarily for the Polyester Segment, especially for REPREVE®. The total amount is expected to be funded by a combination of cash from operations, borrowings under the ABL Revolver and new capital lease obligations. Actual additions for all of fiscal year 2015 and subsequent fiscal years could be more or less depending on the timing and scale of contemplated initiatives.

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

Stock Repurchase Program

During fiscal year 2014, the Company completed its repurchase of shares under its $50,000 stock repurchase program that had been approved by the Board on January 22, 2013 (the “2013 SRP”). On April 23, 2014, the Board approved a new stock repurchase program (the “2014 SRP”) to authorize the Company to acquire up to an additional $50,000 of common stock. Under the 2014 SRP (as was the case under the 2013 SRP), the Company is authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times and prices and in such manner as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases, if any, are expected to be financed through cash generated from operations and borrowings under the Company’s ABL Revolver, and are subject to applicable limitations and restrictions as set forth in the ABL Facility. The 2014 SRP has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases. The Company may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable. Repurchases for the nine months ended March 29, 2015 totaled 149 shares for $4,160, including brokerage fees.

Liquidity Summary

Historically, the Company has met its working capital and debt service requirements from its cash flows from operations. The Company currently believes that its existing cash balances, cash provided by operating activities, and borrowings available under the ABL Revolver will enable the Company to comply with the terms of its indebtedness and meet its foreseeable liquidity requirements. Domestically, the Company’s cash balances, cash provided by operating activities and borrowings available under the ABL Revolver continue to be sufficient to fund the Company’s domestic operating activities as well as cash commitments for its investing and financing activities. For its foreign operations, the Company expects its existing cash balances and cash provided by operating activities will provide the needed liquidity to fund its foreign operating activities and any foreign investing activities, such as future capital expenditures.

Cash Provided by Operating Activities

Net cash provided by operating activities consists of the following:

	For the Nine Months Ended
	March 29, 2015	March 30, 2014
Cash receipts:
Receipts from customers	$506,661	$506,500
Distributions received from unconsolidated affiliates	598	9,832
Other receipts	1,429	6,500

Cash payments:
Payments to suppliers and other operating costs	383,253	375,703
Payments for salaries, wages and benefits	87,912	87,890
Payments for taxes	13,995	8,294
Payments for interest	2,524	2,474
Payments for restructuring and severance	355	2,077
Other	850	404
Adjusted net cash provided by operating activities	19,799	45,990
Adjustment for excess tax benefit on stock-based compensation plans (1)	(102)	(3,553)
Net cash provided by operating activities	$19,697	$42,437
(1)

Adjustment for excess tax benefit on stock-based compensation plans represents the classification of the tax benefit realized from share-based payment awards within net cash provided by (used in) financing activities with a corresponding offset to net cash provided by operating activities.

The slight increase in receipts from customers is consistent with the year-to-date increase in net sales over the prior year period, adjusted for the timing of cash receipts due to a comparatively lower accounts receivable balance at June 29, 2014 versus June 30, 2013. Distributions received from unconsolidated affiliates decreased due to the lack of discretionary distributions from PAL in the current year based on PAL’s capital investment and acquisition activity. During the prior year period, other receipts included the return of utility and value-added tax deposits of $4,805, plus associated interest of $1,225 (which includes $1,084 of interest related to a judicial claim). The increase in payments to suppliers and other operating costs is primarily attributable to a decrease in accounts payable and accrued expenses and an increase in selling, general and administrative expenses, partially offset by lower raw material costs. Payments for taxes have increased as compared to the prior year period due to (i) a fiscal year 2014 extension payment paid in fiscal year 2015, (ii) an increase in estimated income tax payments from forecasting higher taxable income for an equity affiliate and (iii) an election by our Brazilian subsidiary to provide current tax payments on certain unrealized foreign currency transactions. Severance agreements and restructuring costs commenced in fiscal year 2014, which included payments to two former executive officers and equipment relocation and reinstallation costs. Such fiscal year 2015 payments represent final amounts due under severance agreements.

Cash Used in or Provided by Investing and Financing Activities

The Company utilized $19,348 for net investing activities, and $2,476 was provided from net financing activities, during the nine months ended March 29, 2015. Significant expenditures for investing activities include $19,393 for capital expenditures, which primarily relate to improving the flexibility and capability of producing PVA products in the Polyester Segment’s spinning facility, increasing the capacity of the recycling facility and increasing the capacity and flexibility of our regional polyester texturing operations. Significant financing activities include $22,000 provided from increasing the ABL Term Loan, $5,625 utilized for ABL Term Loan repayments, $8,900 utilized for net cash payments on the ABL Revolver, and cash payments of $4,160 for repurchases of Company stock made under the 2014 SRP.

Contractual Obligations

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. As of March 29, 2015, in addition to the aforementioned changes to the Company’s indebtedness, material changes to cash payments due under the Company’s contractual obligations, as disclosed in the table under the subheading “Contractual Obligations” of Item 7 in the 2014 Form 10-K, were as follows:

●

During the first quarter ended September 28, 2014, the Company entered into a five-year-term operating lease for warehousing space in Yadkinville for the Polyester Segment, with monthly payments of $55.

●

During the second quarter ended December 28, 2014, the Company entered into an agreement to acquire polyester texturing machines for approximately $4,800. Three such machines were placed into service during the quarter ended March 29, 2015, with installation expected to occur for additional machines during the fourth quarter of fiscal year 2015.

●

During the nine months ended March 29, 2015, the Company entered into agreements for machinery or transportation equipment to be constructed or acquired, primarily for the Polyester Segment, for which capital lease accounting is expected to commence during calendar year 2015. During the quarter ended March 29, 2015, capital lease accounting commenced for three such agreements. The remaining outstanding agreements are expected to approximate $5,226 for capitalization in a future period.

There have been no further material changes in the scheduled maturities of the Company’s contractual obligations as disclosed in the table under the subheading “Contractual Obligations” of Item 7 in the 2014 Form 10-K.

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

Interest Rate Risk

The Company is exposed to interest rate risk through its borrowing activities.  As of March 29, 2015, the Company had borrowings under its ABL Revolver and ABL Term Loan that totaled $101,475 and contain variable rates of interest; however, the Company hedges a significant portion of such interest rate variability using an interest rate swap.  As of March 29, 2015, after considering the variable rate debt obligations that have been hedged and the Company’s outstanding debt obligations with fixed rates of interest, the Company’s sensitivity analysis shows that a 50-basis point increase in LIBOR as of March 29, 2015 would result in an increase of $257 in annual cash interest expense.

Currency Exchange Rate Risk

The Company conducts its business in various foreign countries and in various foreign currencies. Each of the Company’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose the Company to foreign currency exchange risk. The Company may enter into foreign currency forward contracts to hedge this exposure. The Company may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments. As of March 29, 2015, the Company had no outstanding foreign forward currency contracts.

As of March 29, 2015, the Company’s subsidiaries outside the U.S., whose functional currency is other than the U.S. Dollar, held approximately 14.0% of the Company’s consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of March 29, 2015, $10,721, or 72.7%, of the Company’s cash and cash equivalents were held outside the U.S., of which approximately $4,318 were held in U.S. Dollar equivalents.

More information regarding the Company’s derivative financial instruments as of March 29, 2015 is provided in “Note 17. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Raw Material and Commodity Risks

A significant portion of the Company’s raw materials and energy requirements are derived from petroleum-based chemicals.  The prices for petroleum and petroleum-related products and energy costs are volatile and dependent on global supply and demand dynamics, including certain geo-political risks.  The Company does not use financial instruments to hedge its exposure to changes in these costs.  The costs of the primary raw materials that the Company uses throughout all of its operations are generally based on U.S. dollar pricing; and such materials are purchased at market or at fixed prices that are established with individual vendors as part of the purchasing process for quantities expected to be consumed in the ordinary course of business.

Other Risks

The Company is also exposed to political risk, including changing laws and regulations governing international trade, such as quotas, tariffs and tax laws. The degree of impact and the frequency of these events cannot be predicted.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 29, 2015, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. During the Company’s third quarter of fiscal year 2015, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Items 2(a) and (b) are not applicable.

(c) The following table summarizes the Company’s purchases of its common stock during the fiscal quarter ended March 29, 2015, all of which purchases were made under the stock repurchase program approved by the Board on April 23, 2014 in which the Company is authorized to acquire up to $50,000 of common stock. The repurchase program has no stated expiration or termination date, and there is no time limit or specific time frame for repurchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

12/29/14 – 1/29/15	—	$—	—	$40,011
1/30/15 – 2/28/15	—	$—	—	40,011
3/1/15 – 3/29/15	—	$—	—	40,011
Total	—	$—	—

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

4.1

Amended and Restated Credit Agreement, by and among Wells Fargo Bank, National Association, as administrative agent, sole lead arranger, and sole book runner, the lenders that are parties thereto, as the lenders, and Unifi, Inc. and certain of its domestic subsidiaries, as borrowers, dated as of March 26, 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Reg No. 001-10542) dated March 31, 2015).

4.2

Amended and Restated Guaranty and Security Agreement, dated as of March 26, 2015, among the Grantors from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-10542) dated March 31, 2015).

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

101+

The following materials from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2015, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statement of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

+ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: May 7, 2015	By:	/s/ JAMES M. OTTERBERG
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

4.1

Amended and Restated Credit Agreement, by and among Wells Fargo Bank, National Association, as administrative agent, sole lead arranger, and sole book runner, the lenders that are parties thereto, as the lenders, and Unifi, Inc. and certain of its domestic subsidiaries, as borrowers, dated as of March 26, 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Reg No. 001-10542) dated March 31, 2015).

4.2

Amended and Restated Guaranty and Security Agreement, dated as of March 26, 2015, among the Grantors from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-10542) dated March 31, 2015).

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

101+

The following materials from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2015, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statement of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

+ Filed herewith