Form 10-K
period 2015-06-28
UNIFI INC
filed 2015-09-03
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

As of December 28, 2014, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $473,658,614. The registrant has no non-voting stock.

As of August 28, 2015, the number of shares of the registrant’s common stock outstanding was 17,833,722.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Annual Meeting of Shareholders of Unifi, Inc., to be held on October 21, 2015, are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

UNIFI, INC.

ANNUAL REPORT ON FORM 10-K

i

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

PART I

Fiscal Year

The Company’s fiscal year ends on the last Sunday in June. The Company’s Brazilian, Colombian and Chinese subsidiaries’ fiscal years end on June 30th. The Company’s fiscal years 2015, 2014 and 2013 ended on June 28, 2015, June 29, 2014 and June 30, 2013, respectively, and there were no significant transactions or events that occurred between the Company’s fiscal year ends and its subsidiaries’ fiscal year ends. The Company’s fiscal years 2015, 2014 and 2013 consisted of 52 weeks, 52 weeks and 53 weeks, respectively.

Presentation

All dollar and other currency amounts, as well as share amounts (except per share amounts), are presented in thousands (000s), except as otherwise noted.

Item 1. BUSINESS

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “we”, the “Company” or “Unifi”), is a multi-national manufacturing company that processes and sells high-volume commodity yarns, specialized yarns designed to meet certain customer specifications, and premier value-added (“PVA”) yarns with enhanced performance characteristics. The Company sells yarns made from polyester and nylon to other yarn manufacturers and knitters and weavers that produce fabric for the apparel, hosiery, home furnishings, automotive upholstery, industrial and other end-use markets. The Company’s polyester products include polyester polymer beads (“Chip”), partially oriented yarn (“POY”), textured, solution and package dyed, twisted, beamed and draw wound yarns; each is available in virgin or recycled varieties (the latter made from both pre-consumer yarn waste and post-consumer waste, including plastic bottles). The Company’s nylon products include textured, solution dyed and spandex covered products.

The Company maintains one of the textile industry’s most comprehensive yarn product offerings, and has ten manufacturing operations in four countries and participates in joint ventures in Israel and the United States (“U.S.”). The Company’s principal geographic markets for its products are located in the U.S., Canada, Mexico, Central America and South America. In addition, the Company has a wholly-owned subsidiary in the People’s Republic of China (“China”) that focuses on the sale and promotion of the Company’s PVA and other specialty products in the Asian textile market, primarily in China, as well as in the European market.

The Company has three reportable segments. Operations and revenues for each segment are described below:

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

●

The Nylon Segment manufactures textured yarns (both nylon and polyester) and spandex covered yarns, with sales to knitters and weavers that produce fabric primarily for the apparel and hosiery markets. The Nylon Segment consists of sales and manufacturing operations in the U.S. and Colombia.

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

Other information for the Company’s reportable segments, including revenues, a measurement of profit or loss, and total assets by segment, is provided in “Note 26. Business Segment Information” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In addition to the Company’s reportable segments, the Company conducts certain revenue-producing activities outside of its core business, classified within an All Other category. The operations within All Other do not relate to the direct production or sale of yarn and are insignificant to the consolidated financial statements.

Principal Strategic and Operating Focus

For the sixth consecutive fiscal year, the Company reported net income, which was $42,151 or $2.32 per basic share for fiscal year 2015. The current year’s results reflect increased demand for textured yarn in the principal geographic regions served by our Polyester and Nylon Segments, growth in sales of PVA products, and lower polyester raw material costs. Our International Segment, which was resilient in a difficult economic environment, showed improvement as the year progressed (especially PVA sales), despite unfavorable impacts from devaluation of the Brazilian currency and weakening economic conditions in China. Strong PVA sales are expected to continue to drive positive growth in the International Segment, even under challenging economic conditions.

Core Business Strategies

The Company’s successful performance over this extended six-year period reflects its establishment of (and sustained commitments to) operating and growth strategies that transformed the Company’s historical business model in several significant regards. These transformational changes and commitments form the basis of the Company’s current core business strategies, which include: continuously improving all operational and business processes, both to enhance product quality and customer responsiveness and to derive cost efficiencies; enriching our product mix by aggressively growing our higher-margin PVA products and increasing our market share of compliant yarns (as defined later); deriving value from sustainability-based initiatives, including polyester and nylon recycling; increasing sales in global growth markets, including Central America, Brazil, and China; and maintaining our beneficial joint venture relationships. The Company remains committed to these core business strategies, which it believes will increase our profitability and generate improved cash flows from operations to fund select strategic opportunities that will enhance shareholder value.

PVA Products and REPREVE®

The Company remains committed to growing the business for its value-added products and believes its research and development work with brands and retailers continues to create new, world-wide sales opportunities. The Company believes it can continue to increase its PVA sales as a percentage of its overall sales volume and grow its global PVA sales, by more than 10% per year, to create overall mix enrichment and margin gains. The Company’s PVA products now represent approximately 30% of consolidated net sales. The Company’s strategy of enriching its product mix through a focus on PVA products helps insulate it from the pressures of imports of low-priced commodity yarn and helps to establish the Company as an innovation leader in its core markets.

REPREVE® is the flagship brand in the Company’s PVA portfolio, and continues to grow at a faster pace than other PVA products. As part of our efforts to expand consumer brand recognition of REPREVE®, the Company has developed new recycling-focused sponsorships with Marvel Universe LIVE!, the National Football League’s Detroit Lions, the University of North Carolina at Chapel Hill and The North Face Endurance Challenge Series. The increasing success and consumer awareness of our REPREVE® brand continues to provide new opportunities for growth, allowing us to expand into new end-uses and markets for REPREVE®, as well as continuing to grow the brand with current customers. Expanding consumer engagement, awareness and activation includes the Company’s latest “REPREVE® National Mobile Tour”, an event spanning from October 2015 to April 2016 in which REPREVE® will appear at our sponsored events throughout the U.S., as well as at retail and customer locations, to encourage consumers and others to take an active role in recycling and connecting with the REPREVE® brand.

PVA Expansion and Capital Projects

During fiscal year 2015, we invested approximately $35,000 in capital projects, as we increased (i) our polyester yarn capacity by adding texturing machines to the Company’s locations in Yadkinville and Madison, North Carolina, and El Salvador, (ii) increased our air jet texturing capacity, with the objective of becoming that market’s largest domestic supplier, (iii) completed the installation of additional polymer storage silos, increasing the breadth and flexibility of our POY production facility, and (iv) improved our manufacturing flexibility to include small production run capabilities. These initiatives are designed to support the Company’s mix enrichment strategies, while also improving our ability to better service customers and handle an increasingly complex product mix.

We have also commenced a major expansion of the Company’s REPREVE® Recycling Center in Yadkinville, North Carolina, to add a fourth production line, which will allow the Company (i) to increase production and marketing of REPREVE® brand products and (ii) to enhance its development and commercialization of other PVA products that meet the sustainability demands of brands and retailers. The Company expects to invest approximately $85,000 in capital projects over the course of fiscal years 2016 and 2017. This estimate includes construction of our recently-announced bottle processing facility at our existing location in Reidsville, North Carolina as well as expansion and support of the REPREVE® Recycling Center, enhancements to our current capacity, flexibility and infrastructure, and annual maintenance capital expenditures.

Developments in Principal Markets

Apparel production is growing in the regions covered by the North American Free Trade Agreement (“NAFTA”) and the Central American Free Trade Agreement (“CAFTA”), which regions comprise the principal markets for the Company’s Polyester and Nylon Segments. The share of apparel production for these regions as a percentage of U.S. retail has stabilized at approximately 18%, while retail consumption has grown – especially for apparel made with synthetic yarns. The CAFTA region, which continues to be a competitive alternative to Asian supply chains for textile products, has maintained its share of synthetic apparel supply to U.S. retailers. The share of synthetic apparel versus cotton apparel has increased and provided growth for the consumption of synthetic yarns within the CAFTA region. The Company expects incremental growth into the foreseeable future, as retailers and brands maintain regional sourcing as part of their overall sourcing plans, retail sales grow, and consumer preferences continue to move from cotton to synthetic apparel.

Our Brazilian subsidiary is primarily impacted by price pressures from imported fiber, fabric and finished goods; the inflation rate in Brazil; and devaluation of the Brazilian Real.  The Company continues to work on (i) aggressively pursuing mix enrichment by working with customers to develop programs using our differentiated products as well as our branded PVA yarns, including REPREVE®, and (ii) implementing process improvements and manufacturing efficiency gains that will help lower per-unit costs.

Our Chinese subsidiary remains an important part of the Company’s global PVA strategy, as it enhances our ability to service customers who have global supply chains. This subsidiary was recently impacted by soft market conditions and low capacity utilization rates throughout the Chinese textile industry. However, interest and demand for the Company’s PVA products in the region help support strong sales volumes. We are encouraged by projects with key brands and retailers, which includes certain PVA programs that have recently transitioned from the Company’s domestic operations.

Stock Repurchases

Pursuant to an initial stock repurchase program approved by the Board of Directors (“Board”) in January 2013, the Company began periodic strategic repurchases of its common stock. That $50,000 repurchase program was completed in March of 2014. In April 2014, the Board approved a second $50,000 stock repurchase program. As of August 28, 2015, the Company has repurchased a total of 3,120 shares, at an average price of $22.96, under these repurchase programs. The Company will continue to evaluate opportunities to use excess cash flow from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and fund future strategic growth opportunities.

Industry Overview 1

The Company operates in the textile industry and, within it, the respective markets for yarns, fabrics, fibers and end-use products such as apparel and hosiery, automotive upholstery, industrial products and home furnishings. The textile industry is global, although there are several distinctive regional or other geographic markets that often shape the business strategies and operations of participants in the industry. Because of free trade agreements and other trade regulations by the U.S. government, the U.S. textile industry, which is otherwise a distinctive geographic market on its own, is often considered in conjunction with other geographic markets or regions in North, South and Central America, such as the regions covered by either or both of NAFTA and CAFTA. As discussed above and elsewhere, the Company’s principal markets for its domestic operations are in the regions covered by NAFTA and CAFTA, which together include the countries of Canada, Mexico, Costa Rica, Guatemala, Honduras, El Salvador, Nicaragua, the Dominican Republic and the U.S.

1 Dollar amounts for market or industry data in this section are actual and not in thousands (000s).

According to data compiled by Petrochemical Consultants International, global demand for polyester yarns, which includes both filament and staple yarns, has grown steadily since 1980, and in calendar year 2003, polyester replaced cotton as the fiber with the largest percentage of worldwide sales.  In calendar year 2014, global polyester consumption accounted for an estimated 54% of global fiber consumption, and demand is projected to increase by approximately 3% annually through 2020.  In calendar year 2014, global nylon consumption accounted for an estimated 5% of global fiber consumption, and demand is projected to increase by approximately 1-2% annually through 2020. The polyester and nylon fiber sectors together accounted for approximately 61% of U.S. textile consumption during calendar year 2014.

According to the National Council of Textile Organizations, the U.S. textile industry’s total shipments were $56.7 billion for calendar year 2014.  During calendar year 2014, the U.S. textile industry exported nearly $18.3 billion of textile products, and the textile exports have grown by 45% since 2009, an increase of over $5.7 billion. The U.S. textile industry remains a large manufacturing employer in the U.S.

Trade Regulation and Rules of Origin

The duty rate on imports into the U.S. of finished apparel categories that utilize polyester and nylon yarns generally range from 16% to 32%. For many years now, imports of fabric and finished goods into the U.S. have increased significantly from countries that do not participate in free trade agreements or trade preference programs, despite duties charged on those imports. The primary drivers for that growth were lower overseas operating costs, foreign government subsidization of textile industries, increased overseas sourcing by U.S. retailers, the entry of China into the World Trade Organization, and the staged elimination of all textile and apparel quotas. Although global apparel imports represent a significant percentage of the U.S. market, Regional FTAs (as described below), which follow general “yarn forward” rules of origin, provide duty free advantages for apparel made from regional fibers, yarns and fabrics, allowing the Company opportunities to participate in this growing market.

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

U.S. legislation commonly referred to as the “Berry Amendment” stipulates that certain textile and apparel articles purchased by the U.S. Department of Defense must be manufactured in the U.S. and must consist of yarns and fibers produced in the U.S. The Company is the largest producer of synthetic yarns for Berry Amendment compliant programs.

The Company refers to fibers sold with specific rules of origin requirements under the Regional FTAs and the Berry Amendment, as “Compliant Yarns”. Approximately 62% of the Company’s sales within the Polyester and Nylon Segments are sold as Compliant Yarns under the terms of the Regional FTAs or the Berry Amendment.

The Company believes the requirements of the rules of origin and the associated duty-free cost advantages in the Regional FTAs, together with the Berry Amendment and the growing demand for supplier responsiveness and improved inventory turns, will ensure that a portion of the existing textile industry will remain based in the Americas. The Company expects that the NAFTA and CAFTA regions will continue to maintain their share of apparel production as a percentage of U.S. retail. The Company believes the remaining synthetic apparel production within these regional markets is more specialized and defensible, and, in some cases, apparel producers are bringing programs back to the regions as part of a balanced sourcing strategy of some retailers and brands. Because the Company is the largest of only a few significant producers of Compliant Yarns under these Regional FTAs, one of the Company’s business strategies is to continue to leverage its eligibility status for duty-free processing to increase its share of business with regional and domestic fabric producers who ship their products into these regions.

Over the longer term, however, the textile industry in the U.S. and the NAFTA and CAFTA regions is likely to be impacted when and if negotiations are concluded for the proposed TransPacific Partnership Free Trade Agreement (“TPP”). Countries currently participating in the TPP negotiations, which have been ongoing for several years, include Australia, Brunei, Canada, Chile, Malaysia, Mexico, Japan, New Zealand, Peru, Singapore, Vietnam and the U.S. The U.S. government has presented a yarn forward rule of origin for inclusion in the TPP, which (if accepted) would provide certain protections for textile and apparel producers in the U.S. and NAFTA and CAFTA regions, but negotiations on that and other important market access issues for textiles and apparel have not been completed. Several of these countries, including Vietnam, are seeking immediate duty-free treatment (or the lack of a yarn forward rule of origin), which could have significant adverse effects on the textile industry and the apparel market in the U.S. and the NAFTA and CAFTA regions. While the completion of negotiations for the implementation of TPP is not expected to occur during fiscal year 2016, numerous participants in the U.S. textile industry are actively engaged in initiatives to eliminate or reduce the likelihood of such an adverse outcome, or at least to delay the full potential of its impact. The Company’s long-term business strategies are also focused on ways to maintain the Company’s profitability when and if the TPP is concluded and implemented.

Competition

The industry in which the Company operates is global and highly competitive. The Company competes not only as a global yarn producer, but also as part of a regional supply chain for certain textile products. For sales of Compliant Yarns, the Company competes with a limited number of foreign and domestic producers of polyester and nylon yarns. For sales of non-Compliant Yarns, the Company competes with a larger number of foreign and domestic producers of polyester and nylon yarns, who can meet the required customer specifications of quality, reliability and timeliness. The Company is affected by imported textile, apparel and hosiery products, which adversely impacts demand for polyester and nylon yarns from the Company in certain of its markets. Several foreign competitors in the Company’s supply chain have significant competitive advantages, including lower wages, raw material costs and capital costs, and favorable currency exchange rates against the U.S. dollar, any of which could make the Company’s products, or the related supply chains, less competitive. While competitors have traditionally focused on high volume commodity products, they are now increasingly focused on specialty and value-added products for which the Company has been able to generate higher margins.

The Company’s major competitors for polyester yarns are O’Mara, Inc. and NanYa Plastics Corp. of America (“NanYa”) in the U.S.; AKRA, S.A. de C.V. in the NAFTA region; and C S Central America S.A. de C.V. in the CAFTA region. The Company’s major competitors in Brazil include Avanti Industria Comercio Importacao e Exportacao Ltda., and Polyenka Ltda., among other traders of imported yarns and fibers. The Company’s major competitors for nylon yarns are Sapona Manufacturing Company, Inc. and McMichael Mills, Inc. in the U.S.

Raw Materials, Suppliers and Sourcing

The primary raw material supplier for the Polyester Segment is NanYa for Chip and POY. For the International Segment, Reliance Industries, Ltd (“Reliance”) is the main supplier for POY. The primary suppliers of POY to the Nylon Segment are HN Fibers, Ltd., U.N.F. Industries Ltd. (“UNF”), UNF America, LLC (“UNF America”), Invista S.a.r.l. (“INVISTA”), Universal Premier Fibers, LLC, and Nilit US (“Nilit”). (Each of UNF and UNF America is a 50/50 joint venture between the Company and Nilit.) Currently, there are numerous domestic and foreign suppliers available to fulfill the Company’s sourcing requirements for its recycled products.

The Company produces and buys certain of its raw material fibers for Compliant Yarns from a variety of sources in both the U.S. and Israel. The Company produces a portion of its Chip requirements in its REPREVE® Recycling Center and purchases the remainder of its requirements from external suppliers for use in its spinning facility. In addition, the Company purchases nylon and polyester products for resale from various suppliers. Although the Company does not generally have difficulty obtaining its raw material requirements, the Company has, in the past, experienced interruptions or limitations in the supply of certain raw materials.

The price of the principal raw materials used by the Company fluctuates frequently, and it is difficult, and often impossible, to predict trends or upcoming developments. During fiscal year 2015, the Company operated under a predominantly declining raw material environment with respect to average polyester raw material costs. We believe that polyester raw material costs during most of fiscal year 2015 were impacted by lower crude oil values, soft demand and increased inventories for polyester raw materials in China and Asia, and the relative absence or declining impact of factors that in other periods may have impacted prices, such as supply chain or utilization issues, plant downtime, or weather. However, during the fourth quarter of fiscal year 2015, there was an increase in polyester raw material costs, which the Company believes was due to a short-term increase in crude oil values and increased production and summer demand for refinery and petrochemical products for gasoline. The recent global decline in crude oil prices is likely to impact the Company’s polyester raw material costs, but it is not possible to predict the timing or amount of the impact or whether the decline in crude oil prices will stabilize, continue or reverse. In any event, the Company monitors these dynamic factors closely.

Products, Technologies and Related Markets

The Company manufactures polyester yarn and related products in the U.S., El Salvador and Brazil, and nylon yarns in the U.S. and Colombia, for a wide range of end-uses. In addition, the Company purchases certain yarns and staple fiber for resale to its customers. The Company processes and sells POY, as well as high-volume commodity yarns, and PVA and other specialty yarns in both domestic and international markets, with PVA yarns comprising approximately 30%, 27% and 25%

of consolidated net sales for fiscal years 2015, 2014 and 2013, respectively. The Company provides products to a variety of end-use markets, the principal ones of which are the apparel market, the industrial market, the furnishings market and the automotive upholstery market.

The apparel market, which includes hosiery, represents approximately 65% of the Company’s sales. Apparel retail sales, supply chain inventory levels and strength of the regional supply base are vital to this market. Generally, synthetic apparel consumed in the U.S. grows 4% to 6% per year and, over the last five years, the Regional FTAs share of supply of U.S. synthetic apparel has remained constant at approximately 18%.

The industrial market represents approximately 15% of the Company’s sales. This market includes medical, belting, tapes, filtration, ropes, protective fabrics and awnings.

The furnishings market, which includes both contract and home furnishings, represents approximately 9% of the Company’s sales. Furnishings sales are largely dependent upon the housing market, which in turn is influenced by consumer confidence and credit availability.

The automotive upholstery market represents approximately 7% of the Company’s sales and has been less susceptible to import penetration because of the exacting specifications and quality requirements often imposed on manufacturers of automotive upholstery and the just-in-time delivery requirements. Effective customer service and prompt response to customer feedback are logistically more difficult for an importer to provide.

The Company also adds value to the overall supply chain for textile products, and increases consumer demand for the Company’s own products, through the development and introduction of branded yarns and technologies that provide unique sustainability, performance, comfort and aesthetic advantages. The Company’s branded portion of its yarn portfolio continues to provide product differentiation to brands, retailers and consumers, and it includes products such as:

●

REPREVE®, a family of eco-friendly yarns made from recycled materials. Since its introduction in 2006, REPREVE® has been the Company’s most successful branded product. The Company’s recycled fibers are manufactured to provide certain performance and/or functional properties to various types of fabrics and end products. REPREVE® can be found in the products of well-known brands and retailers, including Ford, Haggar, Polartec, The North Face, Patagonia, Quiksilver, Roxy, Volcom, Perry Ellis, Greg Norman, Pottery Barn, adidas, Nike, Dockers/Levi, H&M, TARGET, Wal-mart, Costco Wholesale, REI, Cabela’s, Sears, Macy’s, Kohl’s, Belk department stores and more.

●

Sorbtek®, a permanent moisture management yarn primarily used in performance base layer applications, compression apparel, athletic bras, sports apparel, socks and other non-apparel related items. Sorbtek® can be found in many well-known apparel brands, including adidas, Kirkland, Dickies and asics, and is also used by MJ Soffe and New Balance for certain U.S. military products.

●	Reflexx®, a family of stretch yarns that can be found in a wide array of end-use applications, from home furnishings to performance wear and from hosiery and socks to work wear and denim.

●	aio® all-in-one performance yarns combine multiple performance properties into a single yarn used by brands such as Reebok.

●	Augusta®, a cotton-like yarn with a soft, lofty hand that looks and feels like cotton, but offers the superior performance of synthetic and no fading.

●	A.M.Y. ®, a yarn with permanent antimicrobial properties for odor control.

In addition to the above brands and products, the Company combines its research and development efforts with the demands of customers and markets to develop innovative technologies that enhance yarn characteristics. Application of these technologies allows for various, separate benefits, including, among other things, water repellency, flame retardation, enhanced color-fastness achieved with less water use and protection from ultra-violet rays.

Customers

The Company’s Polyester Segment has approximately 350 customers, its Nylon Segment has approximately 170 customers and its International Segment has approximately 590 customers in a variety of geographic markets. The Company’s products are manufactured according to customer specifications and are shipped based upon customer order requirements. Customer payment terms are generally consistent across the segments and are based on prevailing industry practices for the sale of yarn domestically or internationally.

The Company’s consolidated net sales are not materially dependent on a single customer or a small group of customers; no single customer accounts for ten percent or more of the Company’s consolidated net sales. The Company’s top ten customers accounted for approximately 33% of consolidated net sales for fiscal year 2015 and approximately 32% of receivables as of June 28, 2015. The Company’s net sales within its Nylon Segment are materially dependent upon Hanesbrands, Inc., a domestic customer that accounted for approximately 31% of the Nylon Segment’s net sales for fiscal year 2015.

Sales and Marketing

The Company employs an internal sales force of approximately 40 persons operating out of sales offices in the U.S., Brazil, China, El Salvador and Colombia. The Company relies on independent sales agents for sales in several other countries. The Company seeks to create strong customer relationships and ways to build and strengthen those relationships throughout the supply chain. Through frequent communications with customers, partnering with customers in product development and engaging key downstream brands and retailers, the Company has created significant pull-through sales and brand recognition for its products. For example, the Company works with brands and retailers to educate and create demand for its value-added products. The Company then works with key fabric mill partners to develop specific fabric for those brands and retailers utilizing its PVA products. In many of these regards, the Company draws upon and integrates the resources of its research and development personnel. In addition, the Company is enhancing co-branding activations with integrated point-of-sale and online marketing with popular brands and retailers to further enable consumers to find REPREVE® and other PVA brands in multiple retail channels. Based on the establishment of many commercial and branded programs, this strategy has been successful for the Company.

Product Customization and Manufacturing Processes

The Company uses advanced production processes to manufacture its high quality yarns cost-effectively. The Company believes that its flexibility and know-how in producing specialty yarns provides important development and commercialization advantages. The Company produces polyester POY for its commodity, PVA and other specialty yarns in its polyester spinning facility located in Yadkinville, North Carolina. The POY can be sold externally or further processed internally. The Company produces recycled polyester Chip at the REPREVE® Recycling Center in Yadkinville. This facility allows the Company to improve the availability of recycled raw materials and significantly increase product capabilities and competitiveness in the growing market for REPREVE®.

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

The Company produces its textured nylon yarn products at its Madison, North Carolina location. Additional processing of the Company’s nylon yarn products primarily includes covering, which involves the wrapping or air entangling of filament or spun yarn around a core yarn, primarily spandex. This process enhances a fabric’s ability to stretch, recover its original shape and resist wrinkles while maintaining a softer feel.

Research and Development

The Company employs approximately 90 persons who work closely with the Company’s customers and others to develop a variety of yarns and improvements to the performance properties of existing yarns and fabrics. Among other things, the Company evaluates trends and uses the latest technology to create innovative specialty and PVA yarns that meet the needs of evolving consumer preferences. Most of the Company’s branded yarns discussed above, including its flagship REPREVE® brand, were derived from its research and development initiatives.

The Company also includes, as part of its research and development initiatives, the use of continuous improvement methodologies to increase its manufacturing and other operational efficiencies, both to enhance product quality and to derive cost savings. For fiscal years 2015, 2014 and 2013, the Company incurred $8,113, $7,921 and $6,938, respectively, for research and development (including salaries and benefits of the personnel involved in those efforts).

Intellectual Property

The Company has numerous U.S. registered trademarks. Due to its current brand recognition and potential growth opportunities, the Company believes that REPREVE® is its most significant trademark. Ownership rights in U.S. registered trademarks do not expire if the trademarks are continued in use and properly protected.

The Company licenses certain trademarks, including Dacron® and Softec™, from INVISTA.

See “— Repreve Renewables, LLC” below for discussion regarding intellectual property held by a limited liability company in which the Company holds a 60% membership interest.

Employees

The Company has approximately 2,500 employees. The number of employees in the Polyester Segment, Nylon Segment, International Segment and corporate office are approximately 1,400, 500, 500 and 100, respectively. While employees of the Company’s Brazilian operations are unionized, none of the labor force employed by the Company’s domestic or other foreign subsidiaries is currently covered by a collective bargaining agreement.

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

Backlog

The Company’s level of unfilled orders is affected by many factors, including the timing of specific orders and the delivery time for specific products, as well as the customer’s ability or inability to cancel the related order. As such, the Company does not consider the amount of unfilled orders, or backlog, to be a meaningful indicator of expected levels of future sales or to be material to an understanding of the Company’s business as a whole.

Inflation

The Company expects costs to continue to rise for certain consumables used to produce and ship its products, as well as for its utilities and certain employee costs and benefits. While the Company attempts to mitigate the impacts of such rising costs through its operational efficiencies and increased selling prices, inflation may become a factor that negatively impacts the Company’s profitability.

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

On September 30, 2004, the Company completed its acquisition of the polyester filament manufacturing assets located in Kinston, North Carolina from INVISTA S.a.r.l (“Invista”). The land for the Kinston site was leased pursuant to a 99 year ground lease (“Ground Lease”) with E.I. DuPont de Nemours (“DuPont”). Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the U.S. Environmental Protection Agency (“EPA”) and the North Carolina Department of Environment and Natural Resources (“DENR”) pursuant to the Resource Conservation and Recovery Act Corrective Action program. The Corrective Action program requires DuPont to identify all potential areas of environmental concern (“AOCs”), to assess the extent of containment at the identified AOCs and to clean it up to comply with applicable regulatory standards. Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain assets at Kinston to DuPont. This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site, which was from 2004 to 2008. However, the Company continues to own a satellite service facility acquired in the INVISTA transaction that has contamination from DuPont’s operations and is monitored by DENR. This site has been remediated by DuPont, and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation. DuPont’s duty to monitor and report to DENR will be transferred to the Company in the future, at which time DuPont must pay the Company for seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of the site. At this time, the Company has no basis to determine if or when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

Repreve Renewables, LLC

Repreve Renewables, LLC (“Renewables”), in which the Company has a 60% membership interest (and which is separate from and unrelated to the Company’s REPREVE® brand of yarn products), is an agricultural company focused on the development, production and commercialization of dedicated biomass feedstock for use in the animal bedding, bio energy and bio-based products markets. Renewables’ core crop is giant miscanthus, a high yielding, low input, perennial crop capable of growing on marginal and underutilized land not suited for most food crops. Renewables developed a proprietary suite of establishment (planting) technology marketed as ACCU YIELD System™ which allows giant miscanthus rhizomes to be dug, processed and planted mechanically.

Renewables has a global license from Mississippi State University (“MSU”) for the use of FREEDOM® Giant Miscanthus (“FGM”), which license is exclusive through April 26, 2020 and non-exclusive thereafter. The term of the license agreement is through March 5, 2030, which is the term of the related patent. Renewables may elect to extend the exclusive license rights through the term of the agreement by making a one-time payment to MSU equal to 25% of the royalties paid to MSU attributable to the ninth year of the agreement.

Renewables has been chosen to provide the agricultural and business development services for the University of Iowa’s Biomass Fuel Project, which is intended to reduce the use of fossil fuels by growing local, renewable biomass to be used to generate electricity for the University from its power plant, with a goal of achieving 40% renewable energy production by 2020. Renewables currently has approximately 350 acres of giant miscanthus planted near the University, and ultimately may grow as much as 2,500 acres to supply the University’s power plant in the next few years.

Renewables’ primary focus, however, has been supplying THRIVEZ®, a bedding product made from its proprietary varieties of giant miscanthus, to the U.S. poultry bedding market, which consists of approximately 85,000 poultry houses. Poultry houses consume approximately 2.9 million tons of bedding annually, spending in excess of $300 million in the U.S. Renewables’ THRIVEZ® bedding product offers many competitive advantages, including supply reliability, price stability and consistently dry and absorbent properties. Renewables has been testing THRIVEZ® in poultry houses for eleven of the largest poultry integrators that represent more than 60% of the U.S. poultry market. THRIVEZ® has been validated by four university studies and millions of birds raised on it.

Renewables has approximately 1,900 acres planted (on leased land and through contract grower agreements) across Georgia, Iowa, Mississippi, North Carolina, Oklahoma, and Wisconsin. Contract negotiations are underway with several poultry integrators, including three of the top five U.S. brands. Renewables is planning to significantly increase planted acreage near its target customers during fiscal year 2016.

Unconsolidated Affiliates

The Company participates in two joint ventures that are suppliers to the Company’s Nylon Segment, with one located in the U.S. and one in Israel. The Company also participates in Parkdale America, LLC (“PAL”), which is a joint venture between the Company and Parkdale Incorporated (“Parkdale”) that is a domestic cotton and synthetic spun yarn manufacturer. As of June 28, 2015, the Company had $113,901 recorded for these investments in unconsolidated affiliates. For fiscal year 2015, $19,475 of the Company’s $53,812 of income before income taxes was generated from its investments in these unconsolidated affiliates, of which $17,403 was attributable to PAL. Other information regarding the Company’s unconsolidated affiliates is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Note 23. Investments in Unconsolidated Affiliates and Variable Interest Entities” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Available Information

The Company’s website is: www.unifi.com. The information on our website is available for informational purposes and convenience only, and is not incorporated by reference in this Annual Report on Form 10-K or any other filing we make with the SEC.

We make available, without charge, on our website certain reports and amendments to those reports, as applicable, that the Company files with or furnishes to the SEC pursuant to the Exchange Act as soon as practicable after such material is electronically filed with or furnished to the SEC. These include our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. In addition, many of our corporate governance documents are available on our website, including our Corporate Governance and Nominating Committee Charter, Compensation Committee Charter, Audit Committee Charter, Corporate Governance Guidelines and Policies, Code of Business Conduct and Ethics, and Ethical Business Conduct Policy Statement. Copies of such materials, as well as any of our SEC reports, may also be obtained without charge by writing to Unifi, Inc., 7201 West Friendly Avenue, Greensboro, North Carolina 27419-9109, Attention: Office of the Secretary.

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

The Company competes not only against domestic and foreign yarn producers, but also against importers of foreign-sourced fabric and apparel into the U.S. and other countries in which the Company does business (particularly in Brazil with respect to commodity yarn products). The primary competitive factors in the textile industry include price, quality, product styling and differentiation, flexibility of production and finishing, delivery time and customer service. The needs of certain customers and the characteristics of particular products determine the relative importance of these various factors. A large number of the Company’s foreign competitors have significant competitive advantages, including lower labor and raw materials costs, government subsidies, and favorable currency exchange rates against the U.S. dollar. If any of these advantages increase, or if new and/or larger competitors emerge in the future, the Company’s products could become less competitive, and its sales and profits may decrease as a result. In particular, devaluation of Chinese currency against the U.S. Dollar could result in the Company’s products becoming less competitive from a pricing standpoint and/or could result in the regions covered by NAFTA and CAFTA losing market share to Chinese imports, thereby adversely impacting the Company’s sales and profits. Also, while these foreign competitors have traditionally focused on commodity production, they are now increasingly focused on value-added products, where the Company has been able to generate higher margins. The Company may not be able to continue to compete effectively with imported foreign-made textile and apparel products, which would materially adversely affect its business, financial condition, results of operations or cash flows.

In Brazil, Petrosuape-Companhia Petroquimica de Pernambuco (“Petrosuape”), a subsidiary of Petrobras Petroleo Brasileiro S.A., a public oil company controlled by the Brazilian government, had constructed a polyester manufacturing complex located in the northeast sector of the country. Petrosuape was expected to produce PTA, polyethylene terephthalate (“PET”) resin, POY and textured polyester, with the potential to become a significant competitor of the Company’s Brazilian operations. While there have been recent negative developments involving Petrosuape and its manufacturing complex, if the facility were to reach full commercial production of textured polyester, its operations could significantly impact the synthetic textile filament market in Brazil, thereby negatively impacting the operating results of the Company.

Significant price volatility of the Company’s raw materials and rising energy costs may result in increased production costs, which the Company may not be able to pass on to its customers, or be able to pass on without a time lag that adversely affects the Company during one or more periods.

A significant portion of the Company’s raw materials are derived from petroleum-based chemicals. The prices for petroleum and petroleum-related products (and energy costs) are volatile and dependent on global supply and demand dynamics, including geo-political risks. While the Company enters into raw material supply agreements from time to time, these agreements typically provide index pricing based on quoted market prices. Therefore, supply agreements provide only limited protection against price volatility. While the Company has, at times in the past, been able to increase sales prices in response to increased raw material costs, the Company has not always been able to do so. The Company has lost in the past (and expects that it may lose in the future) customers to its competitors as a result of price increases. In addition, competitors may be able to obtain raw materials at a lower cost due to market regulations that favor local producers in certain foreign locations where the Company operates, and certain other market regulations that favor the Company over other producers may be amended or repealed. Additionally, inflation can have a long-term impact by increasing the costs of materials, labor and/or energy, any of which costs may adversely impact the Company’s ability to maintain satisfactory margins. If the Company is not able to fully pass on such cost increases to customers in a timely manner (or if it loses a large number of customers to competitors as a result of price increases), the result could be material and adverse to its business, financial condition, results of operations or cash flows.

Depending on the price volatility of the Company’s petroleum-based raw materials, the price gap between virgin raw materials and recycled bottle flake could make virgin raw materials more cost-effective than recycled raw materials, which could result in an adverse effect on the Company’s ability to sell its REPREVE® brand recycled products profitably.

The Company depends upon limited sources for certain of its raw materials, and interruptions in supply could increase its costs of production, cause production inefficiencies, or lead to a halt in production in an extreme case.

The Company depends on a limited number of third parties for certain raw material supplies, such as POY and Chip. Although alternative sources of raw materials exist, the Company may not be able to obtain adequate supplies of such materials on acceptable terms, or at all, from other sources. The Company is dependent on NAFTA, CAFTA and Berry Amendment qualified suppliers of raw material for the production of Compliant Yarns. These suppliers are also at risk with their raw material supply chains. Any significant disruption or curtailment in the supply of any of its raw materials could cause the Company to reduce (or cease, in an extreme case) its production for an extended period, or require the Company to increase its pricing, which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

Through its foreign operations, the Company is also exposed to currency exchange rate fluctuations. Fluctuations in foreign exchange rates will impact period-to-period comparisons of the Company’s reported results. Additionally, the Company operates in countries with foreign exchange controls. These controls may limit the Company’s ability to transfer funds from its international operations and joint venture or otherwise to convert local currencies into U.S. dollars. These limitations could adversely affect the Company’s ability to access cash from these operations.

Unforeseen or recurring operational problems at any of the Company’s facilities may cause significant lost production.

The Company’s manufacturing processes could be affected by operational problems that could impair its production capability. Disruptions at any of its facilities could be caused by maintenance outages; prolonged power failures or reductions; a breakdown, failure or substandard performance of equipment; the effect of noncompliance with material environmental requirements or permits; disruptions in the transportation infrastructure, including railroads, bridges, tunnels or roads; fires, floods, earthquakes or other catastrophic disasters; labor difficulties (including hiring and retention of skilled wage laborers in manufacturing facilities); or other operational problems. Any prolonged disruption in operations at any of its facilities could cause significant lost production, which would have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The Company is implementing various strategic business initiatives, and the success of the Company’s business will depend on its ability to effectively develop and implement these initiatives.

The Company is exploring, developing and implementing various strategic business initiatives to improve the Company’s competitive advantage and profitability and enhance shareholder value. These initiatives include expanding branded PVA yarns, increasing the market penetration of REPREVE® product offerings, expanding production capabilities for recycled yarn products and constructing and operating a plastic bottle processing facility. These activities require significant financial and management commitments, outside of day-to-day operations, and the Company has not previously operated a bottle processing facility. If the Company is unable to implement an important initiative in a timely manner, or if those initiatives turn out to be ineffective or are executed improperly, the Company’s business, financial condition, results of operations or cash flows could be adversely affected.

The Company’s future success will depend in part on its ability to protect its intellectual property rights, and the Company’s inability to enforce these rights could cause it to lose sales and its competitive advantage.

The Company’s success depends in part upon its ability to protect and preserve its rights in the trademarks and other intellectual property it owns or licenses, including its proprietary know-how, methods and processes, and the intellectual property related to its REPREVE® brand. The Company relies on the trademark, copyright and trade secret laws of the U.S. and other countries, as well as nondisclosure and confidentiality agreements, to protect its intellectual property rights. However, the Company may be unable to prevent third parties, employees or contractors from using its intellectual property without authorization, breaching nondisclosure or confidentiality agreements with it, or independently developing technology that is similar to the Company’s property. The use of the Company’s intellectual property by others without authorization may reduce any competitive advantage that the Company has developed, cause it to lose sales or otherwise harm its business.

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

The Company has an investment in PAL, an entity that the Company does not control, which subjects the Company to uncertainties about PAL’s operating performance and PAL’s ability and willingness to make distributions of profits or cash flow to the Company, and to risks from reliance on PAL’s financial information.

The Company has a minority interest investment in PAL, an entity that the Company does not control. While this investment is designed to advance important business interests of the Company, the Company does not have majority voting control of PAL or the ability otherwise to control PAL’s policies, management or affairs. The interests of persons who control PAL may differ from the Company’s, and those persons may cause PAL to take actions that are not in the Company’s best interest. Among other things, the Company’s inability to control PAL may adversely affect its ability to receive distributions from PAL or to fully implement its business plan. The incurrence of debt or entry into other agreements by PAL may result in restrictions or prohibitions on PAL’s ability to make distributions to the Company. Even where PAL is not restricted by contract or by law from making distributions, the Company may not be able to influence the timing or amount of such distributions. In addition, if the controlling investor in PAL fails to observe its commitments, PAL may not be able to operate according to its business plan, or the Company may need to increase its level of investment commitment. If any of these events were to occur, the Company’s business, results of operations, financial condition or cash flows could be adversely affected.

The Company also relies on accurate financial reporting from PAL for preparation of the Company’s quarterly and annual financial statements. Errors in the financial information reported by PAL could be material to the Company and may require it to restate past financial statements. Any such restatements could have a material adverse effect on the Company or the market price of its common stock.

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

The Company’s products are used in the production of fabric primarily for the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets. Demand for furniture and durable goods is often affected significantly by economic conditions that have global or regional industry-wide consequences. Demand for a number of categories of apparel also tends to be tied to economic cycles and customer preferences that affect the textile industry in general. Demand for textile products, therefore, tends to vary with the business cycles of the U.S. and other economies, as well as changes in global trade flows, and economic and political conditions.

Changes in trade policy could weaken the Company’s competitive position significantly and have a material adverse effect on its business.

A number of markets within the textile industry in which the Company sells its products – particularly the apparel, hosiery and home furnishings markets – are subject to intense foreign competition. Other markets within the textile industry in which the Company sells its products may in the future become subject to more intense foreign competition. There are currently a number of trade regulations and duties in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as those in China and Vietnam. Changes in such trade regulations or duties may make the price of the Company’s products less attractive than the goods of its competitors or the finished products of a competitor in the supply chain, which could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Chairman of the Board and Chief Executive Officer

WILLIAM L. JASPER — Age: 62 – Mr. Jasper has been Chairman of the Board since February 2011 and Chief Executive Officer since September 2007. From September 2007 to February 2011, he was also President of the Company. Mr. Jasper joined the Company in September 2004, was appointed as the General Manager of the Polyester Division in June 2005, and

in April 2006 was promoted to Vice President of Sales. Prior to joining the Company, he was the Director of INVISTA’s Dacron® polyester filament business. Before working at INVISTA, Mr. Jasper had held various management positions in operations, technology, sales and business for DuPont since 1980. He has been a member of the Board since September 2007 and is Chair of the Board’s Executive Committee.

President and Chief Operating Officer

R. ROGER BERRIER, JR. — Age: 46 – Mr. Berrier has been President and Chief Operating Officer since February 2011. Mr. Berrier had been the Executive Vice President of Sales, Marketing and Asian Operations of the Company from September 2007 until his promotion in 2011. Prior to 2007, Mr. Berrier had been Vice President of Commercial Operations (since April 2006) and Commercial Operations Manager responsible for corporate product development, marketing and brand sales management (from April 2004 to April 2006). Mr. Berrier joined the Company in 1991 and had held various other management positions within operations, including international operations, machinery technology, research and development and quality control before assuming the above positions. He has been a member of the Board since September 2007 and is a member of the Board’s Executive Committee.

Vice President and Chief Financial Officer

JAMES M. OTTERBERG — Age: 44 – Mr. Otterberg has been Vice President and Chief Financial Officer since October 23, 2013, having served as interim Chief Financial Officer from August 12, 2013. Mr. Otterberg is also the Company’s principal accounting officer, a role he has held since October 2011. Mr. Otterberg was employed by the Company’s principal operating subsidiary, Unifi Manufacturing, Inc. (“UMI”), from June 2011 to October 2013 as its Vice President and Chief Accounting Officer, and previously from October 1999 to December 2003 as Director – Joint Ventures and Alliances and Corporate Financial Analyst. Mr. Otterberg also held various financial positions for Polymer Group, Inc. from 2004 to 2011, including Vice President – Finance U.S. from February 2008 through May 2011.

Vice President of Manufacturing

THOMAS H. CAUDLE, JR. — Age: 63 – Mr. Caudle has been the Company’s Vice President of Manufacturing since October 2006. Before that time, he was Vice President of Global Operations of the Company (from April 2003 until October 2006), UMI’s Senior Vice President in charge of manufacturing (since July 2000) and Vice President of Manufacturing Services (since January 1999). Mr. Caudle has been an employee of the Company since 1982.

Each of the executive officers was reelected to his current position by the Board at its meeting on October 22, 2014. Each executive officer serves in his position at the pleasure of the Board. No executive officer has a family relationship as close as first cousin with any other executive officer or director.

Item 2. PROPERTIES

The following table contains information about the principal properties owned or leased by the Company as of June 28, 2015:

Location	Description
Polyester Segment Properties
Domestic
Yadkinville, NC	Five plants (1) and five warehouses (2)
Reidsville, NC	One plant (1)

Foreign
Ciudad Arce, El Salvador	One plant and one warehouse (3)

Nylon Segment Properties
Domestic
Madison, NC	One plant and one warehouse (1)

Foreign
Bogota, Colombia	One plant (1)

International Segment Properties
Foreign
Alfenas, Brazil	One plant and one warehouse (1)
Sao Paulo, Americana and Blumenau, Brazil	One corporate office (3) and two sales offices (3)
Suzhou, China	One sales office (3) and two warehouses (3)
(1) Owned in fee simple
(2) Two warehouses are owned in fee simple and three warehouses are leased
(3) Leased facilities

In addition to the above properties, the Company owns property located at 7201 West Friendly Avenue in Greensboro, North Carolina, which includes a building that serves as the Company's corporate headquarters and administrative offices for all of its segments and a sales office. Such property consists of a tract of land containing approximately nine acres, and the building contains approximately 100,000 square feet.

As of June 28, 2015, the Company owned approximately 4.3 million square feet of manufacturing, warehouse and office space. In addition, Repreve Renewables, LLC has approximately 2,100 acres of farm land under lease or contract grower arrangements located in Georgia, Iowa, Mississippi, North Carolina, Oklahoma, and Wisconsin.

Management believes all of the Company’s operating properties are well maintained and in good condition. In fiscal year 2015, the Company’s plants in the Polyester, Nylon and International Segments operated below capacity. Management does not perceive any capacity constraints in the foreseeable future.

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

	Close	High	Low
Fiscal year 2015:
Fourth quarter ended June 28, 2015	$33.94	$37.54	$30.93
Third quarter ended March 29, 2015	36.08	36.30	28.55
Second quarter ended December 28, 2014	30.04	30.97	24.51
First quarter ended September 28, 2014	26.42	30.93	25.50

Fiscal year 2014:
Fourth quarter ended June 29, 2014	$27.52	$28.52	$20.76
Third quarter ended March 30, 2014	22.33	27.58	20.82
Second quarter ended December 29, 2013	27.40	27.97	22.24
First quarter ended September 29, 2013	23.63	24.26	20.47

As of August 28, 2015, there were 194 record holders of the Company’s common stock. A significant number of the outstanding shares of common stock that are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of the Depository Trust Company, a securities depository for banks and brokerage firms. The Company estimates that there are approximately 5,300 beneficial owners of its common stock.

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

On April 23, 2014, the Board approved a new stock repurchase program (the “2014 SRP”) to acquire up to an additional $50,000 of the Company’s common stock. Under the 2014 SRP (as was the case under the 2013 SRP), the Company has been authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times and prices and in such manner as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases, if any, are expected to be financed through cash generated from operations and borrowings, and are subject to applicable limitations and restrictions as set forth in the credit agreement governing the Company’s debt obligations. The 2014 SRP has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases. The Company may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

Through August 28, 2015, the Company has repurchased 3,120 shares of common stock at a total cost of $71,665, including all associated commission costs, since the inception of the 2013 SRP and the 2014 SRP.

The following table summarizes the Company’s purchases of its common stock during the fiscal quarter ended June 28, 2015, all of which were made under the 2014 SRP.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

3/30/15 – 4/28/15	—	$—	—
4/29/15 – 5/28/15	—	$—	—
5/29/15 – 6/28/15	200	$31.00	200	33,811
Total	200	$31.00	200

PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

Set forth below is a line graph comparing the cumulative total shareholder return on the Company’s common stock with (i) the New York Stock Exchange Composite Index, a broad equity market index, and (ii) a peer group selected by the Company in good faith (the “Peer Group”), assuming, in each case, the investment of $100 on June 27, 2010 and reinvestment of dividends. Including the Company, the Peer Group consists of ten publicly traded textile companies, the other nine of which are: Albany International Corp., Culp, Inc., Dixie Group, Inc., Hampshire Group, Limited, Interface, Inc., Joe’s Jeans Inc., JPS Industries, Inc., Lydall, Inc., and Mohawk Industries, Inc. The Hallwood Group, Inc., which was included in the peer group in prior years, has now been removed from all years in the presentation below as it is no longer a public company.

All per share prices of the Company’s common stock have been retroactively adjusted to reflect the Company’s November 3, 2010 1-for-3 reverse stock split.

	June 27, 2010	June 26, 2011	June 24, 2012	June 30, 2013	June 29, 2014	June 28, 2015
Unifi, Inc.	$100.00	$100.58	$99.42	$171.39	$228.19	$281.43
NYSE Composite	100.00	120.56	118.21	146.03	179.17	184.55
Peer Group	100.00	122.60	118.50	200.49	242.60	327.71

Item 6. SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial data (with dollars in thousands, except per share data). The data should be read in conjunction with the Company’s historical consolidated financial statements for each of the periods presented, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013	June 24, 2012	June 26, 2011
Number of fiscal weeks	52	52	53	52	52
Operations Data:
Net sales	$687,121	$687,902	$713,962	$705,086	$712,812
Gross profit	90,705	83,262	73,104	54,396	74,652
Selling, general and administrative expenses	49,672	46,203	47,386	43,482	44,659
Operating income	38,486	31,483	22,463	8,632	28,692
Interest expense	4,025	4,329	4,489	16,073	19,190

Equity in earnings of unconsolidated affiliates (1)	(19,475)	(19,063)	(11,444)	(19,740)	(24,352)
Income from continuing operations before income taxes	53,812	47,881	29,014	8,849	32,422
Provision (benefit) for income taxes (2)	13,346	20,161	13,344	(1,979)	7,333
Income from continuing operations, net of tax	40,466	27,720	15,670	10,828	25,089

Net income attributable to Unifi, Inc.	42,151	28,823	16,635	11,491	25,089

Per common share (3):
Net income from continuing operations attributable to Unifi, Inc.
Basic	$2.32	$1.52	$0.84	$0.57	$1.25
Diluted	$2.24	$1.47	$0.80	$0.56	$1.22

Cash Flow Data:
Net cash provided by operating activities	$38,903	$56,357	$50,509	$43,309	$11,880
Depreciation and amortization expenses	18,043	17,896	24,584	27,135	25,977
Capital expenditures	25,966	19,091	8,809	6,354	20,539
Distributions received from unconsolidated affiliates	3,718	13,214	14,940	10,616	5,900
Cash paid for share repurchases	10,360	36,551	19,315	—	—
Cash dividends declared per common share	$—	$—	$—	$—	$—

	June 28, 2015	June 29, 2014	June 30, 2013	June 24, 2012	June 26, 2011
Balance Sheet Data:
Cash and cash equivalents	$10,013	$15,907	$8,755	$10,886	$27,490
Property, plant and equipment, net	136,222	123,802	115,164	127,090	151,027
Total assets	476,372	469,067	455,466	482,233	537,376
Total debt	104,110	99,488	97,753	121,552	168,664
Total shareholders’ equity	299,093	286,738	286,480	290,780	299,655
Working capital (4)	140,623	150,925	161,885	166,485	212,969

(1)	Equity in earnings of unconsolidated affiliates for fiscal year 2015 includes two bargain purchase gains recognized by Parkdale America, LLC for a combined impact to the Company of $4,696.

(2)

Provision for income taxes for fiscal year 2015 includes, among other items, the change of $7,639 for the deferred tax liability related to the Company’s indefinite reinvestment assertion, a $3,008 impact related to certain intercompany foreign currency transactions that originated in prior years and were settled in the fourth quarter of fiscal year 2015, the release of $3,009 from the valuation allowance primarily in connection with an unconsolidated affiliate, renewable energy credits of $1,036 and net expense recognized for uncertain tax positions of $2,879.

During fiscal year 2014, the Company increased the valuation allowance for certain deferred tax assets, generating additional tax expense of $1,925.

During fiscal year 2013, the Company increased the valuation allowance for certain deferred tax assets, generating additional tax expense of $3,243.

During fiscal year 2012, the Company released previously recorded valuation allowances against certain of its domestic deferred tax assets, resulting in a $6,017 benefit recorded to income tax expense.

(3)	All amounts per share have been retroactively adjusted to reflect the November 3, 2010 1-for-3 reverse stock split.

(4)	Working capital represents current assets less current liabilities.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Significant General Matters

The Company processes and sells high-volume commodity yarns, specialized yarns designed to meet certain customer specifications, and PVA yarns with enhanced performance characteristics. The Company sells yarns made from polyester and nylon to other yarn manufacturers and knitters and weavers that produce fabric for the apparel, hosiery, home furnishings, automotive upholstery, industrial and other end-use markets. The Company’s polyester products include Chip, POY, textured, solution and package dyed, twisted, beamed and draw wound yarns; each is available in virgin or recycled varieties (the latter made from both pre-consumer yarn waste and post-consumer waste, including plastic bottles). The Company’s nylon products include textured, solution dyed and spandex covered products.

The Company maintains one of the textile industry’s most comprehensive yarn product offerings, and has ten manufacturing operations in four countries and participates in joint ventures in Israel and the U.S. The Company’s principal geographic markets for its products are located in the U.S., Canada, Mexico, Central America and South America. In addition, the Company has a wholly-owned subsidiary in China focused on the sale and promotion of the Company’s PVA and other specialty products in the Asian textile market, primarily in China, as well as in the European market. The Company has three reportable segments for its operations - the Polyester Segment, the Nylon Segment and the International Segment – as well as certain ancillary operations that include Repreve Renewables, LLC (“Renewables”), for-hire transportation services and consulting services, which comprise an All Other category. The ancillary operations classified within All Other are insignificant for all periods presented, therefore, the Company’s discussion and analysis of those activities is generally limited to their impact on consolidated results, where appropriate.

For the sixth consecutive fiscal year, the Company reported net income, which was $42,151, or $2.32 per basic share, for fiscal year 2015, reflecting increased demand for textured polyester and nylon yarns in the NAFTA and CAFTA regions served by the Polyester and Nylon Segments, growth in PVA products as part of our continued mix enrichment strategy, and lower polyester raw material costs. Our International Segment was resilient in difficult economic conditions and showed improvement as the year progressed, despite unfavorable impacts from devaluation of the Brazilian currency and weakening economic conditions in China. Strong PVA sales are expected to continue to drive positive growth in the International Segment, even under challenging economic conditions.

Focus on Core Business Strategies

The Company’s operations in fiscal year 2015 remained focused on making improvements to its core business, growing the market for its value-added products, and using cash flow from operations to fund select capital projects, strategic growth opportunities and share repurchases. This focus led to the continuing increase in the Company’s PVA sales as a percentage of its overall sales volume, with sales of PVA products representing approximately 30%, 27% and 25% of consolidated net sales for fiscal years 2015, 2014 and 2013, respectively. The Company’s strategy of enriching its product mix through a focus on PVA products helps insulate it from the pressures of low-priced commodity yarn imports and helps to establish the Company as an innovation leader in its core markets.

The Company’s REPREVE® flagship brand continued to grow at a faster pace than other PVA products during fiscal year 2015. The increasing success and consumer awareness of our REPREVE® brand continues to provide new opportunities for growth, allowing us to expand into new end-uses and markets for REPREVE®, as well as continuing to grow the brand with current customers.

During fiscal year 2015, we invested approximately $35,000 in capital projects, as we increased our polyester yarn capacity by adding texturing machines to the Company’s locations in Yadkinville and Madison, North Carolina and El Salvador and improved our manufacturing flexibility to include small production run capabilities. These initiatives are designed to support the Company’s mix enrichment strategies, while also improving our ability to better service customers and handle an increasingly complex product mix.

The Company expects to invest approximately $85,000 in capital projects over the course of fiscal years 2016 and 2017. This estimate includes construction of our recently-announced bottle processing facility at our existing location in Reidsville, North Carolina, further expansion of our REPREVE® Recycling Center to add a fourth production line, enhancements to our current capacity, flexibility and infrastructure, and annual maintenance capital expenditures.

During fiscal year 2015, the Company continued its strategic repurchases of shares of its common stock pursuant to its second $50,000 stock repurchase program approved by the Board of Directors (“Board”) in April 2014. The Company repurchased a total of 349 shares during fiscal year 2015, at an average price of $29.72. The Company will continue to evaluate opportunities to use excess cash flow from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and fund future strategic growth opportunities.

Key Performance Indicators and Non-GAAP Financial Measures

The Company continuously reviews performance indicators to measure its success. The following are the indicators management uses to assess performance of the Company’s business:

●	sales volume for the Company and for each of its reportable segments;

●	unit conversion margin, which represents unit net sales price less unit raw material costs, for the Company and for each of its reportable segments;

●	gross profit and gross margin for the Company and for each of its reportable segments;

●	working capital, which represents current assets less current liabilities;

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

●

Adjusted Net Income, which excludes certain amounts management believes do not reflect the ongoing operations and performance of the Company. Adjusted Net Income represents Net income attributable to Unifi, Inc. calculated under GAAP, adjusted to exclude the approximate after-tax impact of changes in the deferred tax valuation allowances, change in deferred tax liability for indefinite reinvestment assertion, tax impact of settlement of certain intercompany foreign currency transactions, bargain purchase gains for an equity affiliate, change in uncertain tax positions, renewable energy tax credits, loss on extinguishment of debt, net restructuring charges, interest income related to a judicial claim and net gains or losses on sale or disposal of assets. Such amounts are excluded from Adjusted Net Income in order to better reflect the Company’s underlying operations and performance;

●	Adjusted EPS (earnings per share), which represents Adjusted Net Income divided by the Company’s basic weighted average common shares outstanding; and

●

Adjusted Working Capital (receivables plus inventory, less accounts payable and certain accrued expenses), which is an indicator of the Company’s production efficiency and ability to manage its inventory and receivables.

EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Adjusted Profit, Adjusted Net Income, Adjusted EPS and Adjusted Working Capital are not determined in accordance with generally accepted accounting principles (“GAAP”) and should not be considered a substitute for performance measures determined in accordance with GAAP. EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Adjusted Profit, Adjusted Net Income, Adjusted EPS and Adjusted Working Capital are non-GAAP financial measurements that management uses to facilitate its analysis and understanding of the Company’s business operations. Management believes they are useful to investors because they provide a supplemental way to understand the underlying operating performance and debt service capacity of the Company. The calculations of EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Adjusted Profit, Adjusted Net Income, Adjusted EPS and Adjusted Working Capital are subjective measures based on management’s belief as to which items should be included or excluded in order to provide the most reasonable view of the underlying operating performance of the business.

Results of Operations

Fiscal years 2015, 2014 and 2013 are comprised of 52 weeks, 52 weeks and 53 weeks, respectively. The following table presents a summary of Net income attributable to Unifi, Inc.:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Net sales	$687,121	$687,902	$713,962
Cost of sales	596,416	604,640	640,858
Gross profit	90,705	83,262	73,104
Selling, general and administrative expenses	49,672	46,203	47,386
Provision (benefit) for bad debts	947	287	(154)
Other operating expense, net	1,600	5,289	3,409
Operating income	38,486	31,483	22,463
Interest expense, net	3,109	2,539	3,791
Loss on extinguishment of debt	1,040	—	1,102
Other non-operating expense	—	126	—
Equity in earnings of unconsolidated affiliates	(19,475)	(19,063)	(11,444)
Income before income taxes	53,812	47,881	29,014
Provision for income taxes	13,346	20,161	13,344
Net income including non-controlling interest	40,466	27,720	15,670
Less: net (loss) attributable to non-controlling interest	(1,685)	(1,103)	(965)
Net income attributable to Unifi, Inc.	$42,151	$28,823	$16,635

The reconciliations of Net income attributable to Unifi, Inc. to EBITDA, Adjusted EBITDA Including Equity Affiliates and Adjusted EBITDA are presented below. Certain line items below are not reflective of consolidated amounts due to the impact of non-controlling interest.

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Net income attributable to Unifi, Inc.	$42,151	$28,823	$16,635
Interest expense, net	3,109	2,539	3,791
Provision for income taxes	13,346	20,161	13,344
Depreciation and amortization expense	17,367	17,334	23,860
EBITDA	$75,973	$68,857	$57,630

Non-cash compensation expense	3,148	2,690	2,287
Loss on extinguishment of debt	1,040	—	1,102
Operating expenses for Renewables	1,463	1,440	1,293
Foreign currency transaction losses (gains)	448	504	(132)
Net loss on sale or disposal of assets	245	475	243
Restructuring charges, net	—	1,273	813
Other, net	860	1,420	858
Adjusted EBITDA Including Equity Affiliates	$83,177	$76,659	$64,094

Equity in earnings of unconsolidated affiliates	(19,475)	(19,063)	(11,444)
Adjusted EBITDA	$63,702	$57,596	$52,650

The reconciliations of Adjusted EBITDA to Segment Adjusted Profit are as follows:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Adjusted EBITDA	$63,702	$57,596	$52,650
Non-cash compensation expense	(3,148)	(2,690)	(2,287)
Provision (benefit) for bad debts	947	287	(154)
Bad debt recovery adjustment	—	—	383
Other, net (excluding depreciation)	(986)	(135)	(174)
Segment Adjusted Profit	$60,515	$55,058	$50,418

Segment Adjusted Profit consists of the following:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Polyester	$32,341	$30,696	$23,900
Nylon	13,326	12,801	11,437
International	14,848	11,561	15,081
Segment Adjusted Profit	$60,515	$55,058	$50,418

Selected financial information for the Company’s three reportable segments and, for fiscal year 2015, the All Other category is presented below:

	For the Fiscal Year Ended June 28, 2015
	Polyester	Nylon	International	All Other (1)	Total
Net sales	$377,281	$168,570	$134,992	$6,278	$687,121
Cost of sales	328,575	147,531	113,556	6,754	596,416
Gross profit (loss)	48,706	21,039	21,436	(476)	90,705
SG&A expenses	29,403	9,903	8,689	1,677	49,672
Other operating expense, net	84	16	111	19	230
Segment operating profit (loss)	$19,219	$11,120	$12,636	$(2,172)	$40,803

(1)

Net sales in the All Other category includes $921, $5,233 and $124 for Renewables, for-hire transportation services and consulting services, respectively. The Company does not evaluate the All Other category using a measure of segment profit or loss, therefore segment operating loss for All Other is provided here for presentation purposes only. Any comparative amounts for All Other in prior year periods are insignificant.

	For the Fiscal Year Ended June 29, 2014
	Polyester	Nylon	International	Total
Net sales	$389,172	$163,824	$134,906	$687,902
Cost of sales	342,393	143,649	118,598	604,640
Gross profit	46,779	20,175	16,308	83,262
SG&A expenses	28,422	9,531	8,250	46,203
Other operating expense, net	438	(24)	—	414
Segment operating profit	$17,919	$10,668	$8,058	$36,645

	For the Fiscal Year Ended June 30, 2013
	Polyester	Nylon	International	Total
Net sales	$398,707	$164,085	$151,170	$713,962
Cost of sales	363,545	146,033	131,280	640,858
Gross profit	35,162	18,052	19,890	73,104
SG&A expenses	29,114	9,930	8,342	47,386
Other operating expense, net	—	(93)	—	(93)
Segment operating profit	$6,048	$8,215	$11,548	$25,811

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Polyester	$12,789	$11,702	$17,234
Nylon	2,080	2,276	3,070
International	2,101	3,151	3,418
Segment depreciation and amortization expense	16,970	17,129	23,722
Other depreciation and amortization expense	1,073	767	862
Depreciation and amortization expense	$18,043	$17,896	$24,584

Other depreciation and amortization expense for fiscal year 2015 includes $429 and $139 for Renewables and for-hire transportation services, respectively.

Segment other adjustments for each of the reportable segments consist of the following:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Polyester	$249	$637	$618
Nylon	110	(119)	245
International	—	352	115
Segment other adjustments	$359	$870	$978

Segment other adjustments include severance charges, restructuring charges and recoveries, start-up costs and other adjustments necessary to understand and compare the underlying results of the segment.

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Polyester	$21,267	$14,701	$5,730
Nylon	2,392	2,284	482
International	1,468	1,637	1,336
Segment capital expenditures	25,127	18,622	7,548
Other capital expenditures	839	469	1,261
Capital expenditures	$25,966	$19,091	$8,809

Other capital expenditures for fiscal year 2015 includes $90 and $183 for Renewables and for-hire transportation services, respectively.

The reconciliations of Income before income taxes, Net income attributable to Unifi, Inc. (“Net Income”) to Adjusted Net Income and Basic Earnings Per Share (“Basic EPS”) to Adjusted EPS are detailed in the tables below. Excluding the GAAP results in the tables below, amounts reported under the Net Income columns are generally calculated by applying the statutory tax rate of the jurisdiction for which the amount relates, or, when no impact to Income before income taxes exists, amounts represent components of the respective period’s provision for income taxes.

	Fiscal Year 2015
	Income Before Income Taxes	Net Income	Basic EPS
GAAP results	$53,812	$42,151	$2.32
Change in tax valuation allowances	—	(3,009)	(0.17)
Change in deferred tax liability for indefinite reinvestment assertion	—	(7,639)	(0.42)
Settlement of certain intercompany foreign currency transactions	—	3,008	0.17
Change in uncertain tax positions	—	2,879	0.16
Renewable energy tax credits	—	(1,036)	(0.06)
Bargain purchase gains for an equity affiliate	(4,696)	(2,888)	(0.16)
Loss on extinguishment of debt	1,040	676	0.03
Net loss on sale or disposal of assets	778	134	0.01
Adjusted results	$50,934	$34,276	$1.88

Weighted average common shares outstanding			18,207

	Fiscal Year 2014
	Income Before Income Taxes	Net Income	Basic EPS
GAAP results	$47,881	$28,823	$1.52
Change in tax valuation allowances	—	1,925	0.10
Change in deferred tax liability for indefinite reinvestment assertion	—	249	0.01
Change in uncertain tax positions	—	(174)	(0.01)
Net restructuring charges	1,273	827	0.05
Interest income related to judicial claim	(1,084)	(715)	(0.04)
Net loss on sale or disposal of assets	475	309	0.02
Adjusted results	$48,545	$31,244	$1.65

Weighted average common shares outstanding			18,919

	Fiscal Year 2013
	Income Before Income Taxes	Net Income	Basic EPS
GAAP results	$29,014	$16,635	$0.84
Change in tax valuation allowances	—	3,243	0.16
Change in deferred tax liability for indefinite reinvestment assertion	—	390	0.02
Change in uncertain tax positions	—	(440)	(0.02)
Other tax credits	—	(1,020)	(0.05)
Loss on extinguishment of debt	1,102	716	0.03
Net restructuring charges	813	528	0.03
Net loss on sale or disposal of assets	243	158	0.01
Adjusted results	$31,172	$20,210	$1.02

Weighted average common shares outstanding			19,909

Review of Fiscal Year 2015 Results of Operations Compared to Fiscal Year 2014

Consolidated Overview

The components of Net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior year amounts are presented in the table below. Fiscal years 2015 and 2014 both are comprised of 52 weeks.

	For the Fiscal Years Ended
	June 28, 2015		June 29, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$687,121	100.0	$687,902	100.0	(0.1)
Cost of sales	596,416	86.8	604,640	87.9	(1.4)
Gross profit	90,705	13.2	83,262	12.1	8.9
Selling, general and administrative expenses	49,672	7.2	46,203	6.7	7.5
Provision for bad debts	947	0.2	287	—	230.0
Other operating expense, net	1,600	0.2	5,289	0.8	(69.7)

Operating income	38,486	5.6	31,483	4.6	22.2
Interest expense, net	3,109	0.4	2,539	0.4	22.4
Loss on extinguishment of debt	1,040	0.2	—	—	nm
Other non-operating expense	—	—	126	—	nm
Earnings from unconsolidated affiliates	(19,475)	(2.8)	(19,063)	(2.8)	2.2
Income before income taxes	53,812	7.8	47,881	7.0	12.4
Provision for income taxes	13,346	1.9	20,161	3.0	(33.8)
Net income including non-controlling interest	40,466	5.9	27,720	4.0	46.0
Less: net (loss) attributable to non-controlling interest	(1,685)	(0.2)	(1,103)	(0.2)	52.8
Net income attributable to Unifi, Inc.	$42,151	6.1	$28,823	4.2	46.2

nm – change is not meaningful

Consolidated Net Sales

Consolidated net sales for fiscal year 2015 decreased by $781, or 0.1%, as compared to the prior fiscal year. The slight decrease was attributable to (i) unfavorable currency translation due to the devaluation of the Brazilian Real versus the U.S. Dollar and (ii) lower average pricing in the Polyester and Nylon Segments, driven by a reduction in raw material costs and a decline in sales volumes for certain product lines, partially offset by higher sales volumes for (a) regional texturing and (b) the Nylon and International Segments, in addition to revenues from ancillary activities categorized under All Other.

Consolidated sales volumes increased 2.2% from the prior fiscal year as volumes increased 7.6% in the Nylon Segment, driven by textured polyester yarn and covered nylon yarn, along with a volume increase of 9.2% in the International Segment, driven by higher manufactured product volume in Brazil and the success of new programs in China. Polyester Segment sales volumes declined 1.7% as the Company shifted certain production volumes from external sales to internal consumption. This decrease was partially offset by increased textured polyester sales volumes (driven by higher demand for our PVA yarns, primarily REPREVE® brand products), coupled with growth in the NAFTA and CAFTA regions.

Consolidated sales pricing declined 2.3%, primarily due to (i) the devaluation of the Brazilian Real versus the U.S. Dollar, (ii) lower pricing in the Polyester Segment due to lower raw material costs and (iii) lower pricing in the Nylon Segment (driven by a higher proportion of textured polyester), partially offset by pricing improvements attributable to continued success of PVA programs.

Consolidated Gross Profit

Gross profit for fiscal year 2015 increased by $7,443, or 8.9%, as compared to the prior fiscal year, reflecting increases in all three reportable segments. Gross profit improvement for the Polyester Segment was primarily driven by higher margins attributable to increased demand for our PVA yarns, coupled with periods of declining raw material costs. Gross profit increased for the Nylon Segment due to increased sales volume for textured and covered products as a result of strong demand from the NAFTA and CAFTA regions, partially offset by lower margins due to a shift in sales mix driven by certain sales programs transitioning from the Nylon Segment to the International Segment. Increased gross profit for the International Segment reflects (i) higher sales volumes for Brazil due to favorable pricing conditions for manufactured product, (ii) higher sales volumes in China due to the transition of certain PVA programs from the Nylon Segment and (iii) improved margins and lower converting costs in Brazil on a local currency basis, partially offset by unfavorable currency translation due to the devaluation of the Brazilian Real against the U.S. Dollar. Unfavorable currency translation, in the International Segment, negatively impacted gross profit by $1,606. Further details regarding the changes in net sales and gross profit from the prior fiscal year follow.

Polyester Segment

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior year amounts for the Polyester Segment are as follows:

	For the Fiscal Years Ended
	June 28, 2015		June 29, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$377,281	100.0	$389,172	100.0	(3.1)
Cost of sales	328,575	87.1	342,393	88.0	(4.0)
Gross profit	$48,706	12.9	$46,779	12.0	4.1

The change in net sales from fiscal year 2014 to fiscal year 2015 for the Polyester Segment is as follows:

Net sales for the fiscal year ended June 29, 2014	$389,172
Decrease in sales volumes	(6,740)
Decrease in average selling price	(5,151)
Net sales for the fiscal year ended June 28, 2015	$377,281

The overall decrease in net sales is primarily attributable to (i) lower sales volumes for POY, Chip and dyed yarn and a lower average denier and (ii) a lower average selling price for several product lines related to lower raw material costs, partially offset by mix related improvements. These effects were partially offset by (i) improved sales of textured polyester yarn due to continued growth in the NAFTA and CAFTA regions and greater demand for the Company’s PVA yarns and (ii) $612 of incremental sales associated with acquiring a draw winding business in December 2013. The average denier of our product mix continues to decrease as demand for finer or lighter weight yarns, driven by consumer preference in performance apparel, continues to grow.

The change in gross profit from fiscal year 2014 to fiscal year 2015 for the Polyester Segment is as follows:

Gross profit for the fiscal year ended June 29, 2014	$46,779
Improvements in underlying gross margins	4,050
Decrease in sales volumes	(811)
Increase in depreciation expense	(1,312)
Gross profit for the fiscal year ended June 28, 2015	$48,706

The increase in gross profit was primarily a result of (i) higher underlying gross margins driven by (a) a higher mix of PVA yarns due to increased demand and (b) declining raw material costs (average polyester raw material pricing decreased approximately 14% as compared to the prior fiscal year), partially offset by (ii) a decrease in sales volumes driven by the factors described in the net sales analysis above, and (iii) higher depreciation expense for the REPREVE® Recycling Center, the addition of texturing machines and other projects driving expanded flexibility for textured yarn, especially PVA yarns.

Polyester Segment net sales and gross profit as a percentage of total consolidated amounts were 54.9% and 53.7% for fiscal year 2015, compared to 56.6% and 56.2% for fiscal year 2014, respectively.

Nylon Segment

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior year amounts for the Nylon Segment are as follows:

	For the Fiscal Years Ended
	June 28, 2015		June 29, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$168,570	100.0	$163,824	100.0	2.9
Cost of sales	147,531	87.5	143,649	87.7	2.7
Gross profit	$21,039	12.5	$20,175	12.3	4.3

The change in net sales from fiscal year 2014 to fiscal year 2015 for the Nylon Segment is as follows:

Net sales for the fiscal year ended June 29, 2014	$163,824
Increase in sales volumes	12,418
Decrease in pricing and change in sales mix	(7,672)
Net sales for the fiscal year ended June 28, 2015	$168,570

The increase in net sales is attributable to (i) increased volumes for textured yarn (including polyester) and nylon covered yarn due to increased demand in the NAFTA and CAFTA regions, partially offset by (ii) a decrease in pricing due to (a) changes in sales mix as a result of the transitioning of certain PVA sales programs from the U.S. to China, (b) lower raw material costs and (c) a higher portion of textured polyester sales volume compared to the prior year.

The change in gross profit from fiscal year 2014 to fiscal year 2015 for the Nylon Segment is as follows:

Gross profit for the fiscal year ended June 29, 2014	$20,175
Increase in sales volumes	1,530
Decrease in depreciation expense	204
Decrease in underlying gross margins	(870)
Gross profit for the fiscal year ended June 28, 2015	$21,039

The increase in gross profit was primarily due to (i) an increase in sales volumes driven by the factors in the above net sales analysis and (ii) lower depreciation expense (due to certain assets becoming fully depreciated during fiscal year 2015), partially offset by (iii) lower underlying gross margins related to a shift in sales mix and (iv) the transitioning of certain PVA sales programs from the U.S. to China. Lower underlying gross margins were partially offset by the benefit of lower raw material costs.

Nylon Segment net sales and gross profit as a percentage of total consolidated amounts were 24.5% and 23.2% for fiscal year 2015, compared to 23.8% and 24.2% for fiscal year 2014, respectively.

International Segment

The components of segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior year amounts for the International Segment are as follows:

	For the Fiscal Years Ended
	June 28, 2015		June 29, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$134,992	100.0	$134,906	100.0	0.1
Cost of sales	113,556	84.1	118,598	87.9	(4.3)
Gross profit	$21,436	15.9	$16,308	12.1	31.4

The change in net sales from fiscal year 2014 to fiscal year 2015 for the International Segment is as follows:

Net sales for the fiscal year ended June 29, 2014	$134,906
Increase in sales volumes	11,469
Improvement in pricing and change in sales mix	4,097
Unfavorable currency translation effects	(15,480)
Net sales for the fiscal year ended June 28, 2015	$134,992

The increase in net sales is primarily attributable to a 9.2% increase in sales volumes, reflecting volume increases for both Brazil and China. Brazil’s volumes increased due to (i) growth in PVA sales of air covered and solution dyed polyester yarns for apparel and automotive end-uses, respectively and (ii) volumes captured as a result of favorable pricing conditions, as devaluation of the local currency made locally manufactured product a more attractive alternative to U.S. Dollar-based competitive imports. China’s sales volumes increased 36.8%, benefiting from several new sales programs, including the transitioning of certain PVA sales programs from the Company’s U.S. operations. The benefit of increased sales volumes and improved pricing and sales mix was partially offset by unfavorable currency translation effects primarily due to the devaluation of the Brazilian Real against the U.S. Dollar (using a weighted average exchange rate of 2.65 Real/U.S. Dollar versus 2.29). China’s average sales price increased 12.6% due to higher volumes of PVA products.

The change in gross profit from fiscal year 2014 to fiscal year 2015 for the International Segment is as follows:

Gross profit for the fiscal year ended June 29, 2014	$16,308
Improvements in underlying operating margins	3,253
Increase in sales volumes	1,502
Decrease in depreciation expense	1,034
Decrease in net utility costs	945
Unfavorable currency translation effects	(1,606)
Gross profit for the fiscal year ended June 28, 2015	$21,436

The increase in gross profit was attributable to (i) an increase in sales volumes for both Brazil and China, driven by the factors described in the net sales analysis above, (ii) improved margins on certain PVA products for China, along with improved unit conversion margin in Brazil on a local currency basis due to a higher proportion of manufactured product in the sales mix and lower raw material costs, (iii) lower manufacturing costs in Brazil, primarily due to lower net utility costs (which are not expected to continue into fiscal year 2016) and (iv) lower depreciation expense (due to certain assets becoming fully depreciated during fiscal year 2015). This increase was partially offset by unfavorable currency translation effects due to the devaluation of the Brazilian Real against the U.S. Dollar.

International Segment net sales and gross profit as a percentage of total consolidated amounts were 19.6% and 23.6% for fiscal year 2015, compared to 19.6% and 19.6% for fiscal year 2014, respectively.

Consolidated Selling, General & Administrative Expenses

The change in selling, general and administrative (“SG&A”) expenses from fiscal year 2014 to fiscal year 2015 is as follows:

Selling, general and administrative expenses for the fiscal year ended June 29, 2014	$46,203
Increase for Renewables	1,396
Increase in consumer marketing and branding expenses	1,022
Increase in professional fees	1,255
Increase in non-cash compensation	458
Decrease in depreciation and amortization expenses	(142)
Other, net	(520)
Selling, general and administrative expenses for the fiscal year ended June 28, 2015	$49,672

Total SG&A expenses were higher versus the prior year period, with changes among various components, including (as quantified in the table above): (i) an increase in expenses recorded for Renewables classified as SG&A (in the prior year, all expenses for Renewables were recorded to other operating expense, net), (ii) an increase in consumer marketing and branding expenses resulting from new sponsorship agreements involving Marvel Universe LIVE!, the National Football League’s Detroit Lions, the University of North Carolina at Chapel Hill and the North Face Endurance Challenge Series, which exceeded the prior year period expenses related to the Company’s sponsorship of the ESPN X Games Aspen 2014, (iii) an increase in professional fees related to out-sourced auxiliary services for tax and legal services (not expected to continue in future periods) and (iv) an increase in non-cash compensation primarily due to an increase in (a) the number of equity awards granted and (b) the fair value of equity awards granted as a result of the higher price of the Company’s common stock on the respective grant dates. These increases were partially offset by a decrease in depreciation and amortization expenses due to lower amortization of customer lists and a net decrease among other items, including the impact of currency translation, employee costs, community relations, insurance, and office and facilities expenses.

Consolidated Provision for Bad Debts

Provision for bad debts increased from $287 for fiscal year 2014 to $947 for fiscal year 2015. The increase is primarily attributable to the net write-off of a customer receivable for $498 originating in the Company’s Brazilian operations, for which recovery has been deemed unlikely.

Consolidated Other Operating Expense, Net

Other operating expense, net decreased from $5,289 for fiscal year 2014 to $1,600 for fiscal year 2015, and reflected the following components:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014
Net loss on sale or disposal of assets	$778	$475
Foreign currency transaction losses	448	504
Operating expenses for Renewables	—	2,749
Restructuring charges, net	—	1,273
Other, net	374	288
Other operating expense, net	$1,600	$5,289

During fiscal year 2015, Renewables recorded a loss on disposal of assets of $1,322 (before non-controlling interest) relating to certain biomass foundation and feedstock which would not be used in the future. Also in fiscal year 2015, the Company recognized a gain on sale of assets of $630 relating to the sale of certain land and building assets historically utilized for warehousing in the Polyester Segment.

The operating expenses for Renewables in fiscal year 2015 were charged to cost of sales and SG&A expenses for $2,396 and $1,396, respectively. In the prior year, all operating expenses for Renewables of $2,749 (net of $144 of revenues) were charged to other operating expense, net.

Restructuring charges of $1,273 were recorded in fiscal year 2014 for certain (i) equipment relocation and reinstallation costs and (ii) severance charges in connection with a former executive officer. There were no restructuring charges recorded in fiscal year 2015.

Consolidated Interest Expense, Net

Interest expense, net increased from $2,539 for fiscal year 2014 to $3,109 for fiscal year 2015, and reflected the following components:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014
Interest on ABL Facility	$3,290	$3,292
Other	273	192
Subtotal of interest on debt obligations	3,563	3,484
Amortization of debt financing fees	505	424
Mark-to-market adjustment for interest rate swap	(83)	39
Reclassification adjustment for interest rate swap	231	554
Interest capitalized to property, plant and equipment, net	(191)	(172)
Subtotal of other components of interest expense	462	845
Total interest expense	4,025	4,329
Interest income	(916)	(1,790)
Interest expense, net	$3,109	$2,539

Although comparatively flat, interest on debt obligations was impacted by (i) an increase in the annual average debt balance from $97,566 for fiscal year 2014 to $110,640 for fiscal year 2015, while (ii) the annual weighted average interest rate declined from 3.4% to 3.1%. The $13,074 increase in the average outstanding debt balance was primarily a result of new capital leases recognized in fiscal year 2015, along with incremental capital expenditures. The annual weighted average interest rate decline is primarily due to favorable amended terms of the Company’s credit facility.

Interest income in each period includes earnings recognized on cash equivalents held globally. Interest income in fiscal year 2014 also includes $1,084 of interest received related to the settlement of a judicial claim involving the Company’s Brazilian subsidiary and $141 of interest received on the return of a deposit with a domestic utility company.

Loss on Extinguishment of Debt

The Company’s amendment of its credit facility during fiscal year 2015 established substantially different terms for the ABL Term Loan portion of the facility (including the replacement of an existing lender), and led the Company to record a loss on extinguishment of debt of $1,040 for the write-off of certain debt financing fees related to the previous credit agreement.

Consolidated Earnings from Unconsolidated Affiliates

For fiscal year 2015, the Company generated $53,812 of income before income taxes, of which $19,475 was generated from its investments in unconsolidated affiliates. For fiscal year 2014, the Company generated $47,881 of income before income taxes, of which $19,063 was generated from its investments in unconsolidated affiliates. For the Company’s fiscal year 2015, PAL’s corresponding fiscal period consisted of 53 weeks.

The Company’s 34% share of PAL’s earnings decreased from $17,846 in fiscal year 2014 to $17,403 in fiscal year 2015, primarily attributable to lower earnings recognized under the Farm Bill’s economic adjustment assistance program (of approximately $6,100 for PAL, which equates to approximately $2,100 for the Company) in the current year as compared to the prior year and lower operating margins. The decrease is partially offset by two bargain purchase gains (combined total of approximately $14,000 for PAL, which equates to approximately $4,700 for the Company) from PAL’s acquisition of (i) a yarn manufacturer based in Mexico for which PAL previously held a 50% ownership interest and (ii) two cotton spinning facilities in the U.S.

The remaining change in earnings from unconsolidated affiliates relates to higher combined operating results, due to improved margins, for the Company’s two nylon extrusion joint ventures that supply POY to the Company’s Nylon Segment.

Consolidated Income Taxes

The components of income before income taxes consist of the following:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014
United States	$38,341	$38,816
Foreign	15,471	9,065
Income before income taxes	$53,812	$47,881

The components of provision for income taxes consist of the following:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014
Federal	$3,979	$14,646
State	1,119	1,935
Foreign	8,248	3,580
Provision for income taxes	$13,346	$20,161

The provision for income taxes as reconciled from the federal statutory tax rate to the effective tax rate is as follows:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014
Federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	1.8	2.8
Foreign income taxed at different rates	(3.2)	(1.2)
Settlement of certain intercompany foreign currency transactions	5.6	—
Repatriation of foreign earnings and withholding taxes	(0.3)	0.4
Indefinite reinvestment assertion	(14.2)	0.5
Change in valuation allowance	(5.6)	4.0
Domestic production activities deduction	(1.3)	(2.3)
Renewable energy credits	(1.9)	—
Research and other credits	(0.4)	(0.3)
Change in uncertain tax positions	5.4	(0.5)
Nondeductible expenses and other	3.9	3.7
Effective tax rate	24.8%	42.1%

The effective income tax rate for fiscal year 2015 was primarily impacted by, among other things, (i) a decrease in the valuation allowance reflecting the recognition of lower taxable income versus book income for the Company’s investment in PAL (for which the Company maintains a full valuation allowance), which was partially offset by an increase in the valuation allowance for net operating losses, including Renewables, for which no tax benefit could be recognized; (ii) the change in the Company’s indefinite reinvestment assertion, which provides for foreign earnings permanently reinvested at June 28, 2015; (iii) a lower overall effective tax rate for the Company’s foreign earnings (reflecting free-trade zone sales in El Salvador and lower statutory tax rates in both Brazil and China); (iv) net federal and state credits, including renewable energy credits; and (v) the domestic production activities deduction. These items were partially offset by (i) taxes associated with settlement of certain intercompany foreign currency transactions in Brazil; (ii) a change in uncertain tax positions related to certain intercompany foreign currency transactions in Brazil; and (iii) state and local taxes net of the assumed federal benefit.

The Company believes activity related to the indefinite reinvestment assertion, combined tax impacts from certain intercompany foreign currency transactions and renewable energy credits are unlikely to continue in future periods at such magnitude. However, identifying trends in the deferred tax valuation allowance and other components of the provision for income taxes is impracticable.

The effective income tax rate for fiscal year 2014 was primarily impacted by, among other things, (i) state and local taxes net of the assumed federal benefit; (ii) an increase in the valuation allowance reflecting the recognition of higher taxable versus book income for PAL (for which the Company maintains a full valuation allowance); (iii) foreign dividends taxed in the U.S.; and (iv) losses for which no tax benefit could be recognized, including a loss for Renewables. These items were partially offset by the domestic production activities deduction.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for fiscal year 2015 was $42,151, or $2.32 per basic share, compared to $28,823, or $1.52 per basic share, for fiscal year 2014. As discussed earlier, the increase is primarily attributable to higher gross profits and a lower effective tax rate, partially offset by higher SG&A expenses.

Consolidated Adjusted EBITDA

Adjusted EBITDA increased to $63,702 in fiscal year 2015 from $57,596 in fiscal year 2014. As discussed earlier, the improvement in cash gross profit was the primary driver for the increase.

Review of Fiscal Year 2014 Results of Operations Compared to Fiscal Year 2013

Consolidated Overview

The components of net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior year amounts are presented in the table below. Fiscal year 2014 contained 52 weeks, while fiscal year 2013 contained 53 weeks.

	For the Fiscal Years Ended
	June 29, 2014		June 30, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$687,902	100.0	$713,962	100.0	(3.7)
Cost of sales	604,640	87.9	640,858	89.8	(5.7)
Gross profit	83,262	12.1	73,104	10.2	13.9
Selling, general and administrative expenses	46,203	6.7	47,386	6.6	(2.5)
Provision (benefit) for bad debts	287	—	(154)	—	(286.4)
Other operating expense, net	5,289	0.8	3,409	0.5	55.1

Operating income	31,483	4.6	22,463	3.1	40.2
Interest expense, net	2,539	0.4	3,791	0.5	(33.0)
Loss on extinguishment of debt	—	—	1,102	0.1	nm
Other non-operating expense	126	—	—	—	nm
Earnings from unconsolidated affiliates	(19,063)	(2.8)	(11,444)	(1.6)	66.6
Income before income taxes	47,881	7.0	29,014	4.1	65.0
Provision for income taxes	20,161	3.0	13,344	1.9	51.1
Net income including non-controlling interest	27,720	4.0	15,670	2.2	76.9
Less: net (loss) attributable to non-controlling interest	(1,103)	(0.2)	(965)	(0.1)	14.3
Net income attributable to Unifi, Inc.	$28,823	4.2	$16,635	2.3	73.3

nm – change is not meaningful

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

Consolidated sales pricing in fiscal year 2014 was unchanged from the prior year due primarily to the success of PVA programs and higher-margin product sales, offset by unfavorable currency translation effects in the International Segment. Pricing improvements of 1.6% and 1.4% in the Polyester and Nylon Segments, respectively, were related to mix enrichment efforts and increased PVA product sales. International Segment pricing was primarily impacted by unfavorable currency translation effects as a result of the weakening of the Brazilian Real against the U.S. dollar.

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

In the Polyester and Nylon Segments, depreciation expense in fiscal year 2014 decreased by a total of $6,401 as compared to the prior fiscal year due to the timing at which certain assets in each segment became fully depreciated. Unfavorable currency translation, primarily in the International Segment, negatively impacted gross profit by $1,605. Further details regarding the changes in net sales and gross profit from the prior fiscal year follow.

Polyester Segment

The components of fiscal year 2014 segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior year amounts for the Polyester Segment are as follows:

	For the Fiscal Years Ended
	June 29, 2014		June 30, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$389,172	100.0	$398,707	100.0	(2.4)
Cost of sales	342,393	88.0	363,545	91.2	(5.8)
Gross profit	$46,779	12.0	$35,162	8.8	33.0

The change in net sales from fiscal year 2013 to fiscal year 2014 for the Polyester Segment is as follows:

Net sales for the fiscal year ended June 30, 2013	$398,707
Decrease in sales volumes	(10,753)
Decrease due to an additional week of sales in fiscal year 2013	(7,826)
Improved pricing and mix	5,381
Acquisition of draw winding business	3,663
Net sales for the fiscal year ended June 29, 2014	$389,172

The overall decrease in net sales is primarily attributable to a decrease in volumes due to a shift away from commodity-based to value-added product offerings, a finer denier sales mix and 53 weeks of sales in fiscal year 2013 compared to 52 weeks in fiscal year 2014. These decreases were offset by (i) improved pricing and mix as a result of the shift to higher-margin value-added products and (ii) the acquisition of a draw winding business in December 2013. The draw winding acquisition increased the Company’s polyester production capacity and has allowed the Company to expand its presence in targeted industrial, belting, hose and thread markets by increasing its product offerings to include mid-tenacity flat yarns.

The change in gross profit from fiscal year 2013 to fiscal year 2014 for the Polyester Segment is as follows:

Gross profit for the fiscal year ended June 30, 2013	$35,162
Improvements in underlying operating margins	7,902
Decrease in depreciation expense	5,594
Decrease in sales volumes	(942)
Decrease due to an additional week of sales in fiscal year 2013	(937)
Gross profit for the fiscal year ended June 29, 2014	$46,779

The increase in fiscal year 2014 gross profit was primarily a result of a higher-margin sales mix driven by PVA programs with a shift away from commodity-based products, lower average raw material costs and lower depreciation expense due to certain machinery and equipment within the Yadkinville, North Carolina spinning facility becoming fully depreciated (predominantly equipment placed in service in 1998 with a depreciable life of fifteen years). These favorable changes were partially offset by lower sales volumes resulting from the Segment’s shift towards more value-added products, along with the impact of one less sales week in fiscal year 2014 as compared to fiscal year 2013.

Polyester Segment net sales and gross profit as a percentage of total consolidated amounts were 56.6% and 56.2% for fiscal year 2014, compared to 55.8% and 48.1% for fiscal year 2013, respectively.

Nylon Segment

The components of fiscal year 2014 segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior year amounts for the Nylon Segment are as follows:

	For the Fiscal Years Ended
	June 29, 2014		June 30, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$163,824	100.0	$164,085	100.0	(0.2)
Cost of sales	143,649	87.7	146,033	89.0	(1.6)
Gross profit	$20,175	12.3	$18,052	11.0	11.8

The change in net sales from fiscal year 2013 to fiscal year 2014 for the Nylon Segment is as follows:

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

The change in gross profit from fiscal year 2013 to fiscal year 2014 for the Nylon Segment is as follows:

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

International Segment

The components of fiscal year 2014 segment gross profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior year amounts for the International Segment are as follows:

	For the Fiscal Years Ended
	June 29, 2014		June 30, 2013
		% of Net Sales		% of Net Sales	% Change
Net sales	$134,906	100.0	$151,170	100.0	(10.8)
Cost of sales	118,598	87.9	131,280	86.8	(9.7)
Gross profit	$16,308	12.1	$19,890	13.2	(18.0)

The change in net sales from fiscal year 2013 to fiscal year 2014 for the International Segment is as follows:

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

The change in gross profit from fiscal year 2013 to fiscal year 2014 for the International Segment is as follows:

Gross profit for the fiscal year ended June 30, 2013	$19,890
Negative currency translation effects	(1,503)
Declines in underlying operating margins	(1,400)
Decrease in sales volumes	(679)
Gross profit for the fiscal year ended June 29, 2014	$16,308

Lower fiscal year 2014 gross profit results for the Company’s Brazilian subsidiary can be attributed to the weakened Brazilian Real versus the U.S. dollar, pricing pressures from low-priced yarn imports and the reduction of certain tax incentives for local producers. Competitive pricing pressures, low operating rates and soft market conditions in China also drove a gross profit decline for the Company’s Chinese subsidiary. Although net sales increased $1,648 due to improved sales pricing and mix, a corresponding increase in gross profit was not realized due to declines in underlying operating margins.

International Segment net sales and gross profit as a percentage of total consolidated amounts were 19.6% and 19.6% for fiscal year 2014, compared to 21.2% and 27.2% for fiscal year 2013, respectively.

Consolidated Selling, General & Administrative Expenses

The change in selling, general and administrative (“SG&A”) expenses from fiscal year 2013 to fiscal year 2014 is as follows:

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

Total fiscal year 2014 SG&A expenses were slightly lower versus the prior year, with offsetting changes among various components, including (as quantified in the table above): (i) a decrease in various advertising and promotional expenses due to the timing of certain events, (ii) decreases due to currency translation effects primarily attributable to the weakening of the Brazilian Real against the U.S. Dollar, (iii) an additional week in fiscal year 2013, and (iv) a decrease in sales commission and service fees primarily due to the termination of a sales service agreement with Dillon Yarn Corporation, which were partially offset by (v) an increase in employee costs attributable to annual wage increases, higher variable compensation expenses and increasing fringe benefit costs and (vi) an increase in non-cash compensation primarily due to an increase in the fair value of awards granted in connection with the higher price of the Company’s common stock on the respective grant dates.

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

The components of other operating expense are further described in “Note 21. Other Operating Expense, Net” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Consolidated Interest Expense, Net

Interest expense, net decreased from $3,791 for fiscal year 2013 to $2,539 for fiscal year 2014, and consists of the following components:

	For the Fiscal Years Ended
	June 29, 2014	June 30, 2013
Interest on ABL Facility	$3,292	$3,673
Interest on a prior term loan	—	722
Other	192	107
Subtotal	3,484	4,502
Amortization of debt financing fees	424	632
Mark-to-market adjustment for interest rate swap	39	(931)
Reclassification adjustment for interest rate swap	554	322
Interest capitalized to property, plant and equipment, net	(172)	(36)
Subtotal	845	(13)
Total interest expense	4,329	4,489
Interest income	(1,790)	(698)
Interest expense, net	$2,539	$3,791

The decline in fiscal year 2014 total interest expense was due to a lower average outstanding debt balance of $99,183 and a lower weighted average interest rate of 3.1%, offset primarily by an unfavorable year-over-year change in the mark-to-market adjustment for an interest rate swap of $970. The $9,678 decrease in the average outstanding debt balance was primarily a result of increased payments on the Company’s revolving credit facility, offset by the addition of capital lease obligations in fiscal year 2014. The weighted average interest rate for the Company’s outstanding debt obligations declined from 3.8% for fiscal year 2013 to 3.1% for fiscal year 2014 primarily as a result of a loan repayment during fiscal year 2013.

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

The Company’s income tax provision for fiscal year 2014 and fiscal year 2013 resulted in tax expense of $20,161 and $13,344, with an effective tax rate of 42.1% and 46.0%, respectively. For both periods, the effective income tax rate is different than the U.S. statutory rate primarily due to foreign dividends taxed in the U.S. and increases in the Company’s valuation allowance for certain deferred tax assets.

During fiscal year 2014, the Company’s valuation allowance increased by $1,925. This increase relates to the timing of taxable income versus book income for PAL and NOLs for Renewables that were deemed unrealizable.

During fiscal year 2013, the Company’s valuation allowance increased by $2,779. This increase relates to the timing of taxable income versus book income for PAL, partially offset by a decrease of $649 related to NOL carryforwards for the Company’s Colombian subsidiary.

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

Consolidated Adjusted EBITDA

Although fiscal year 2014 had one less week, Adjusted EBITDA increased $4,946 to $57,596 versus $52,650 for fiscal year 2013. As discussed above, the improvement in cash gross profit was the primary driver for the increase.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures, debt service and stock repurchases. The Company’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver of its credit facility. For fiscal year 2015, cash generated from operations was $38,903, and at June 28, 2015, excess availability under the ABL Revolver was $75,933.

As of June 28, 2015, all of the Company’s debt obligations, with the exception of a term loan from one of the Company’s unconsolidated affiliates, were guaranteed by its domestic subsidiaries, while a substantial portion of the Company’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by our foreign subsidiaries may not be presently available to fund the Company’s domestic capital requirements, including its domestic debt obligations. The Company employs a variety of tax planning and financing strategies to ensure that its worldwide cash is available in the locations where it is needed. For the Company’s U.S., Brazilian and other foreign subsidiaries, the following table presents a summary of cash and cash equivalents, liquidity, working capital and total debt obligations as of June 28, 2015:

	U.S.	Brazil	All Others	Total
Cash and cash equivalents	$12	$3,061	$6,940	$10,013
Borrowings available under ABL Revolver	75,933	—	—	75,933
Liquidity	$75,945	$3,061	$6,940	$85,946

Working capital	$81,335	$37,341	$21,947	$140,623
Total debt obligations	$102,860	$—	$1,250	$104,110

During the fourth quarter of fiscal year 2015, the Company completed a reorganization of certain foreign subsidiaries that changed the historical ownership structure. As of June 28, 2015, $57,531 of earnings and profits of the Company’s foreign subsidiaries are deemed to be permanently reinvested, including all cash and cash equivalents on-hand at the Company’s foreign operations. In accordance with ASC 740-30-25-17, the Company has no current or deferred tax liabilities recorded (which considers any applicable U.S. federal income taxes and foreign withholding taxes) based on this indefinite reinvestment assertion.

Nevertheless, in future periods, the Company will continue to assess the existing circumstances, including any changes in tax laws, and reevaluate the necessity for any deferred tax liability. Computation of the potential tax liabilities associated with indefinitely reinvested earnings is not practicable.

Debt Obligations

On March 26, 2015, the Company and its subsidiary, Unifi Manufacturing, Inc., entered into an Amended and Restated Credit Agreement (as subsequently amended on June 26, 2015, the “Amended Credit Agreement”) for a $200,000 senior secured credit facility (the “ABL Facility”) with a syndicate of lenders. The ABL Facility consists of a $100,000 revolving credit facility (the “ABL Revolver”) and an $84,375 term loan that can be reset up to a maximum amount of $100,000 if certain future conditions are met (the “ABL Term Loan”). The ABL Facility has a maturity date of March 26, 2020.

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

ABL Facility borrowings bear interest at variable rates determined based on a margin applied to a benchmark rate. There is also a monthly unused line fee under the ABL Revolver of 0.25%.

The ABL Term Loan is currently subject to quarterly amortizing payments of $2,250. Additionally, principal increases are available at the Company’s discretion, resetting the loan balance up to a maximum amount of $100,000, once per fiscal year upon satisfaction of certain conditions, beginning October 1, 2015.

As of June 28, 2015, the Company was in compliance with all financial covenants in the Amended Credit Agreement; the excess availability under the ABL Revolver was $75,933; the consolidated leverage ratio was 1.6 to 1.0; and the fixed charge coverage ratio was 3.0 to 1.0.

The following table presents a summary of the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rate for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average Interest Rate as of June 28, 2015 (1)	Principal Amounts as of
	Scheduled Maturity Date		June 28, 2015	June 29, 2014
ABL Revolver	March 2020	1.7%	$5,000	$26,000
ABL Term Loan	March 2020	2.2%	82,125	68,000
Term loan from unconsolidated affiliate	August 2016	3.0%	1,250	1,250
Capital lease obligations	(2)	(3)	15,735	4,238
Total debt			104,110	99,488
Current portion of long-term debt			(12,385)	(7,215)
Total long-term debt			$91,725	$92,273
(1)	The weighted average interest rate as of June 28, 2015 for the ABL Term Loan includes the effects of an interest rate swap with a notional balance of $50,000.
(2)	Scheduled maturity dates for capital lease obligations range from January 2017 to November 2027.
(3)	Fixed interest rates for capital lease obligations range from 2.3% to 4.6%.

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the following five fiscal years and thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2016	2017	2018	2019	2020	Thereafter
ABL Revolver	$—	$—	$—	$—	$5,000	$—
ABL Term Loan	9,000	9,000	9,000	9,000	46,125	—
Capital lease obligations	3,385	3,463	3,301	3,200	1,652	734
Term loan from unconsolidated affiliate	—	1,250	—	—	—	—
Total	$12,385	$13,713	$12,301	$12,200	$52,777	$734

Further discussion of the terms and conditions of the Amended Credit Agreement and Company’s existing indebtedness is outlined in “Note 12. Long-Term Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Working Capital

Working capital decreased from $150,925 as of June 29, 2014 to $140,623 as of June 28, 2015, while Adjusted Working Capital decreased from $137,444 to $133,973.

The following table presents the components of the Company’s Adjusted Working Capital and the reconciliation from Adjusted Working Capital to working capital:

	June 28, 2015	June 29, 2014	June 30, 2013
Receivables, net	$83,863	$93,925	$98,392
Inventories	111,615	113,370	110,667
Accounts payable	(45,023)	(51,364)	(45,544)
Accrued expenses (1)	(16,482)	(18,487)	(18,383)
Adjusted Working Capital	133,973	137,444	145,132
Cash and cash equivalents	10,013	15,907	8,755
Other current assets	9,856	8,025	9,016
Accrued interest	(158)	(102)	(102)
Other current liabilities	(13,061)	(10,349)	(916)
Working capital	$140,623	$150,925	$161,885
(1)	Excludes accrued interest

The decrease in receivables, net is primarily attributable to the devaluation of the Brazilian Real versus the U.S. Dollar, and a comparative increase in receipts in June 2015. The decrease in inventories represents lower polyester raw material costs and devaluation of the Brazilian Real versus the U.S. Dollar, partially offset by higher raw material units on-hand for the Polyester Segment to support growth in our texturing and recycling operations. The decrease in accounts payable reflects lower polyester raw material costs and the timing of vendor payments primarily with respect to capital expenditures (as accounts payable at June 29, 2014 was comprised of a larger portion of unpaid capital expenditures). The decrease in accrued expenses is primarily attributable to a decline in amounts due under variable compensation arrangements. Working capital was further impacted by a decrease in cash and an increase in other current liabilities, which reflects the short-term payments due under the ABL Facility. Partially offsetting such decreases is an increase in the income tax receivable for the domestic operations, reflected in the increase in other current assets.

Capital Projects

In addition to its normal working capital requirements, the Company requires cash to fund capital expenditures. The Company invested approximately $35,000 in property, plant and equipment during fiscal year 2015, which is inclusive of approximately $10,000 of annual maintenance capital expenditures (expenditures that extend the useful life of existing assets and/or increase the capabilities or production capacity of the assets). The additional assets from these capital projects consist primarily of machinery and transportation equipment.

The Company expects to invest approximately $85,000 in capital projects over the course of fiscal years 2016 and 2017. This estimate reflects initiatives to expand our existing business and pursue PVA growth opportunities, including backward integration into plastic bottle processing and bottle flake production, primarily for the Polyester Segment, especially for REPREVE®. The total amount for future fiscal years could be more or less depending on the timing and scale of contemplated initiatives, and is expected to be funded by a combination of cash from operations, borrowings under the ABL Revolver and new capital lease obligations. The Company expects the capital projects undertaken in fiscal year 2015 and over the course of fiscal years 2016 and 2017 to provide significant benefits.

As a result of our continued focus on REPREVE® and other PVA yarns as part of our mix enrichment strategy, we may incur additional expenditures for capital projects, beyond the currently estimated amount, as we pursue new, currently unanticipated, opportunities in order to expand our manufacturing capabilities for these products, for other strategic growth initiatives or to further streamline our manufacturing process in which case we may be required to increase the amount of our working capital and long-term borrowings. If our strategy is successful, we would expect higher gross profit as a result of the combination of potentially higher sales volumes and an improved mix from higher-margin yarns.

Stock Repurchase Program

During fiscal year 2014, the Company completed its repurchase of shares under its initial $50,000 stock repurchase program that had been approved by the Board on January 22, 2013 (the “2013 SRP”). On April 23, 2014, the Board approved a second stock repurchase program (the “2014 SRP”) to authorize the Company to acquire up to an additional $50,000 of common stock. Under the 2014 SRP (as was the case under the 2013 SRP), the Company is authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times and prices and in such manner as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases, if any, are expected to be financed through cash generated from operations and borrowings under the Company’s ABL Revolver, and are subject to applicable limitations and restrictions as set forth in the ABL Facility. The 2014 SRP has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases. The Company may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

The Company repurchased a total of 349 shares during fiscal year 2015, at an average price of $29.72. As of August 28, 2015, the Company has repurchased a total of 3,120 shares, at an average price of $22.96 (for a total of $71,665 inclusive of commission costs) pursuant to its two Board-approved stock repurchase programs. $28,376 remains available under the 2014 SRP as of August 28, 2015.

Liquidity Summary

The Company has met its historical liquidity requirements for working capital, capital expenditures, debt service requirements and other operating needs from its cash flows from operations and available borrowings. The Company believes that its existing cash balances, cash provided by operating activities, and borrowings available under the ABL Revolver will enable the Company to comply with the terms of its indebtedness and meet its foreseeable liquidity requirements. Domestically, the Company’s cash balances, cash provided by operating activities and borrowings available under the ABL Revolver continue to be sufficient to fund the Company’s domestic operating activities as well as cash commitments for its investing and financing activities. For its foreign operations, the Company expects its existing cash balances and cash provided by operating activities will provide the needed liquidity to fund its foreign operating activities and any foreign investing activities, such as future capital expenditures.

Cash Provided by Operating Activities

Net cash provided by operating activities consists of the following:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Cash receipts:
Receipts from customers	$690,666	$692,200	$713,283
Distributions received from unconsolidated affiliates	3,718	13,214	14,940
Other receipts	1,518	6,762	864

Cash payments:
Payments to suppliers and other operating costs	517,584	517,188	552,685
Payments for salaries, wages, and benefits	117,406	116,735	112,268
Payments for taxes	17,208	12,569	8,100
Payments for interest	3,304	3,313	4,701
Payments for restructuring and severance	355	2,353	62
Other	900	128	—
Adjusted net cash provided by operating activities	39,145	59,890	51,271
Adjustment for excess tax benefit on stock-based compensation plans (1)	(242)	(3,533)	(762)
Net cash provided by operating activities	$38,903	$56,357	$50,509
(1)

Adjustment for excess tax benefit on stock-based compensation plans represents the classification of the tax benefit realized from share-based payment awards within net cash used in financing activities with a corresponding offset to net cash provided by operating activities.

Fiscal Year 2015 compared to Fiscal Year 2014

The slight decrease in receipts from customers in fiscal year 2015 is consistent with the decrease in net sales over the prior year. Distributions received from unconsolidated affiliates decreased due to the lack of discretionary distributions from PAL in the current year as a result of PAL’s capital investment and acquisition activity during the current year. During the prior year, other receipts included the return of utility and value-added tax deposits of $4,805, plus associated interest of $1,225 (which includes $1,084 of interest related to a judicial claim). The increase in payments to suppliers and other operating costs in fiscal year 2015 was primarily attributable to an increase in SG&A expenses and an increase in operating costs for Renewables, partially offset by lower raw material costs and the devaluation of the Brazilian Real. The increase in payments for salaries, wages, and benefits was primarily due to a one-time bonus paid to domestic wage employees in December 2014 and the increase in variable compensation paid (attributable to fiscal year 2014 results). Payments for taxes increased in fiscal year 2015 as compared to the prior year due to (i) a fiscal year 2014 extension payment paid in fiscal year 2015 and (ii) an election by our Brazilian subsidiary to provide current tax payments on certain intercompany foreign currency transactions. Payments for restructuring and severance, which includes payments to two former executive officers and equipment relocation and reinstallation costs, commenced in fiscal year 2014. Severance payments for fiscal year 2015 represent final amounts due under these severance agreements.

Fiscal Year 2014 compared to Fiscal Year 2013

The decline in receipts from customers in fiscal year 2014 is primarily due to one less week of sales relative to fiscal year 2013 and the negative effects of currency translation due to the weakening of the Brazilian Real against the U.S. dollar, partially offset by sales mix improvements. Other receipts in fiscal year 2014 include the return of utility and value-added tax deposits of $4,805, plus associated interest of $1,225, and other interest and miscellaneous income. The decrease in payments to suppliers and other operating costs in fiscal year 2014 is primarily a result of one less week of sales and production for operations in the U.S. and El Salvador and softer market conditions for the International Segment. The increase in payments for salaries, wages and benefits in fiscal year 2014 is primarily due to higher variable compensation, partially offset by lower executive compensation. Payments for restructuring and severance primarily relate to the relocation of certain machinery in the U.S. and El Salvador and payments to two former executive officers. The decline in payments for interest in fiscal year 2014 was due to both a lower average outstanding debt balance and a lower weighted average interest rate. The Company’s payments for taxes increased primarily due to increased domestic profitability.

Cash Used in Investing Activities and Financing Activities

The Company utilized $22,541 for net investing activities and $18,190 for net financing activities during fiscal year 2015. Significant investing activities include $25,966 for capital expenditures, which primarily relate to improving the Company’s manufacturing flexibility and capability to produce PVA products and increasing the capacity of the recycling facility, along with adding to the capacity, flexibility and efficiency of the Company’s facilities in Yadkinville, Madison and El Salvador through the addition of texturing machines. Significant financing activities include net repayments of $6,875 on the ABL Facility and $10,360 for repurchases of Company stock.

The Company utilized $16,869 for net investing activities and $32,410 for net financing activities during fiscal year 2014. Significant investing activities include $19,091 for capital expenditures, which primarily relate to improving the Company’s manufacturing flexibility and capability to produce PVA products, adding to the capacity, flexibility and efficiency of the Company’s Yadkinville texturing facility and increasing the capacity of the recycling facility. Significant financing outflows include $36,551 for repurchases of Company stock.

The Company utilized $9,771 for net investing activities and utilized $41,933 for net financing activities during fiscal year 2013. Significant expenditures for investing activities include $8,809 for capital expenditures. Significant financing activities include $19,315 for repurchases of Company stock, and net cash utilized toward the reduction of long term debt of $25,580. During fiscal year 2013, the Company prepaid a term loan (in full), which included $20,515 in optional and mandatory prepayments and $615 of prepayment call premiums. In addition, the Company paid $7,200 in scheduled principal payments on the ABL Term Loan, received $1,500 in net borrowings from the ABL Revolver and received $1,250 in proceeds from borrowings under a term loan from an unconsolidated affiliate.

Contractual Obligations

As of June 28, 2015, the Company’s contractual obligations consist of the following:

	Cash Payments Due By Period
Description of Commitment	Total	Less Than 1 Year	1-3 years	3-5 years	More than 5 years

ABL Revolver	$5,000	$—	$—	$5,000	$—
ABL Term Loan	82,125	9,000	18,000	55,125	—
Capital lease obligations	15,735	3,385	6,764	4,852	734
Term loan from unconsolidated affiliate	1,250	—	1,250	—	—
Contingent consideration (1)	2,207	634	1,109	464	—
Other long-term obligations (2)	7,475	647	1,097	1,135	4,596
Subtotal	113,792	13,666	28,220	66,576	5,330
Interest on long-term debt and other obligations (3)	12,096	3,037	5,106	3,820	133
Operating leases	6,727	2,547	3,395	773	12
Purchase obligations (4)	26,625	11,876	11,313	3,436	—
Total cash payments by period	$159,240	$31,126	$48,034	$74,605	$5,475

(1)	Contingent consideration payments are reflected at present value based on the expected future payments used in the underlying fair value determination.
(2)	Other long-term obligations do not include an estimate of the timing of potential tax payments related to uncertain tax positions; therefore, $3,980 has been excluded from the table above.
(3)	Interest payments on variable-rate debt instruments are calculated for future periods using interest rates and terms in effect at June 28, 2015.
(4)	Purchase obligations primarily consist of utility, software and other service agreements.

For purposes of the above table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

As of June 28, 2015, the Company’s open purchase orders totaled approximately $51,232 and are expected to be settled in fiscal year 2016. These open purchase orders are in the ordinary course of business for the procurement of (i) raw materials used in production, (ii) certain consumables and outsourced services used in the Company’s manufacturing processes and (iii) selected finished goods for resale sourced from third-party suppliers.

As of June 28, 2015, the Company had $235 of standby letters of credit, none of which have been drawn upon.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest—Imputation of Interest”, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. The new standard is effective for the Company’s fiscal year 2017 and requires the Company to apply the new guidance on a retrospective basis upon adoption.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory”, which modifies the subsequent measurement of inventories recorded under a first-in-first-out or average cost method. Under the new standard, such inventories are required to be measured at the lower of cost and net realizable value. The new standard is effective for the Company’s fiscal year 2018, with prospective application.

In July 2015, the FASB affirmed a proposal that would (i) defer the effective date of the new revenue recognition standard (ASU 2014-09) by one year and (ii) permit all entities to apply the new standard early, but not before the original effective date. The new guidance is effective for the Company’s fiscal year 2019.

In August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting”, which provides clarification from ASU No. 2015-03 regarding the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.

The Company is evaluating the effect the new guidance will have on its consolidated financial statements and related disclosures.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The guidance requires an entity to present its deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward net of unrecognized tax benefits when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. The Company has adopted the guidance in fiscal year 2015 and there is no significant impact on the Company’s financial statements.

There have been no other newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company's financial statements.

Off-Balance Sheet Arrangements

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

Receivables Reserves

An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers. Reserves for yarn quality claims are based on historical claim experience and known pending claims. The collectability of accounts receivable is based on a combination of factors, including the aging of accounts, historical write off experience, present economic conditions such as customer bankruptcy filings, and the financial health of specific customers and market sectors. Since losses depend to a large degree on future economic conditions and the health of the textile industry, a significant level of judgment is required to arrive at the allowance for uncollectible accounts. This allowance is established based on percentages applied to accounts aged for set periods of time, supplemented by reserves for individual customer accounts where collection is no longer certain. Establishing reserves for yarn claims and uncollectible accounts requires management judgment and estimates. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates and assumptions it uses to assess the allowance for losses. However, certain unexpected events such as a customer bankruptcy filing could have a material impact on the Company’s results of operations. The Company has not made any material changes to the methodology used in establishing its accounts receivable loss reserves during the past three fiscal years. A plus or minus 10% change in the aged accounts receivable reserve percentages would not have been material to the Company’s financial statements for the past three years.

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

Impairment of Investment in Unconsolidated Affiliates

The Company evaluates its investments in unconsolidated affiliates whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the ability of an affiliate to generate sufficient earnings and cash flows to justify its carrying value. Reductions in an affiliate’s cash flows that are other than temporary and indicative of a loss of investment value are assessed for impairment purposes. For fiscal year 2015, the Company determined there were no “other-than-temporary” impairments related to the carrying value of its investments in unconsolidated affiliates.

Valuation Allowance for Deferred Tax Assets

The Company currently has a valuation allowance against certain of its deferred tax assets in the U.S. and foreign subsidiaries due to negative evidence concerning the realization of those deferred tax assets. The deferred tax valuation allowance at June 28, 2015 consists of the following:

Investment in a former domestic unconsolidated affiliate	$(6,503)
Equity-method investment in PAL	(3,261)
Foreign tax credits	(1,680)
Book versus tax basis difference in Renewables	(1,359)
Net operating losses related to Renewables	(2,803)
Total deferred tax valuation allowance	$(15,606)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences reverse. Management considers the scheduled reversal of taxable temporary differences, taxable income in carryback periods, projected future taxable income and tax planning strategies in making this assessment. The Company reviews its estimates of future taxable income on a quarterly basis to assess if the need for a valuation allowance exists. The Company continually evaluates both positive and negative evidence to determine whether and when the valuation allowance, or a portion thereof, should be released. A release of the valuation allowance could have a material effect on earnings in the period of release.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with changes in interest rates, fluctuation in currency exchange rates, and raw material and commodity costs, which may adversely affect its financial position, results of operations or cash flows. The Company does not enter into derivative financial instruments for trading purposes, nor is it a party to any leveraged financial instruments.

Interest Rate Risk

The Company is exposed to interest rate risk through its borrowing activities.  As of June 28, 2015, the Company had borrowings under its ABL Revolver and ABL Term Loan that totaled $87,125 and contain variable rates of interest; however, the Company hedges a significant portion of such interest rate variability using an interest rate swap.  As of June 28, 2015, after considering the variable rate debt obligations that have been hedged and the Company’s outstanding debt obligations with fixed rates of interest, the Company’s sensitivity analysis shows that a 50-basis point increase in LIBOR as of June 28, 2015 would result in an increase of $186 in annual interest expense.

Currency Exchange Rate Risk

The Company conducts its business in various foreign countries and in various foreign currencies. Each of the Company’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose the Company to foreign currency exchange risk. The Company may enter into foreign currency forward contracts to hedge this exposure. The Company may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments. As of June 28, 2015, the Company had no outstanding foreign forward currency contracts.

A significant portion of raw materials purchased by the Company’s Brazilian subsidiary are denominated in U.S. Dollars, requiring the Company to regularly exchange Brazilian Real. During recent years, and most notably in fiscal year 2015, the Company has been negatively impacted by a devaluation of the Brazilian Real. For fiscal year 2015, the Brazilian Real declined approximately 40% in relation to the U.S. Dollar, thereby reducing the utility of cash and cash equivalents held by the Company’s Brazilian subsidiary. Discussion and analysis surrounding the impact of the devaluation of the Brazilian Real on the Company’s results of operations is included above in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

As of June 28, 2015, the Company’s subsidiaries outside the U.S., whose functional currency is other than the U.S. dollar, held approximately 13.4% of the Company’s consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of June 28, 2015, $9,390, or 93.8%, of the Company’s cash and cash equivalents were held outside the U.S., of which approximately $3,014 were held in U.S. dollar equivalents.

More information regarding the Company’s derivative financial instruments as of June 28, 2015 is provided in “Note 18. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Raw Material and Commodity Cost Risks

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of June 28, 2015, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 28, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on that assessment, management concluded that, as of June 28, 2015, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework (1992).

(c) Attestation report of the registered public accounting firm. The effectiveness of the Company’s internal control over financial reporting as of June 28, 2015 has been audited by KPMG LLP, an independent registered public accounting firm. Their report, which appears in “Item 8. Financial Statements and Supplementary Data” included herein, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of June 28, 2015.

(d) Changes in internal control over financial reporting. During the Company’s fourth quarter of fiscal year 2015, there has been no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to executive officers is set forth above in Part I under “Item 1C. Executive Officers of the Registrant.” The other information required by this Item will be set forth in the Company’s definitive proxy statement for its 2015 Annual Meeting of Shareholders to be filed within 120 days after the Company’s fiscal year end on June 28, 2015 (the “Proxy Statement”), including under the headings “Proposal 1: Election of Directors,” “Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Beneficial Ownership of Common Stock by Directors and Executive Officers,” “Board of Directors Procedural Matters,” and “Corporate Governance Matters,” and is incorporated herein by reference.

Our non-employee directors and their respective principal occupation or employment, if any, are as follows: William J. Armfield, IV (President, Spotswood Capital, LLC); Archibald Cox, Jr. (Chairman, Sextant Group, Inc.); Kenneth G. Langone (President and Chief Executive Officer, Invemed Associates LLC); Suzanne M. Present (Co-Founder and Principal, Gladwyne Partners, LLC); and G. Alfred Webster (Retired former Executive Vice President of the Company).

Code of Business Conduct and Ethics; Ethical Business Conduct Policy Statement

The Company has adopted a written Code of Business Conduct and Ethics that is applicable to members of the Board and executive officers, including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer (the “Code of Ethics”). The Company has also adopted an Ethical Business Conduct Policy Statement (the “Ethical Policy Statement”) that applies to all Company personnel. The Code of Ethics and the Ethical Policy Statement are available on the Company’s website at www.unifi.com, under the “Investor Relations” section, and paper copies are available without charge to any shareholder that requests a copy by contacting Unifi, Inc., 7201 West Friendly Avenue, Greensboro, North Carolina 27419-9109, Attention: Office of the Secretary. Any amendments to or waivers of the Code of Ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer will be disclosed on the Company’s website promptly following the date of such amendment or waiver.

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

2. Financial Statement Schedules

Parkdale America, LLC (“PAL”) is an unconsolidated joint venture in which the Company holds a 34% equity ownership interest. Accordingly, pursuant to Rule 3-09(b)(2) of Regulation S-X under the Exchange Act, the Company will file the required financial statements and related notes of PAL via an amendment to this Annual Report on Form 10-K. PAL’s current fiscal year end is January 2, 2016, which is more than 90 days after the Company’s corresponding (and current) fiscal year, June 28, 2015. PAL’s financial statements as of January 2, 2016 and January 3, 2015 and for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 will be filed on or before April 1, 2016.

PAL’s prior fiscal year end was January 3, 2015, which was more than 90 days after the Company’s corresponding fiscal year, which ended June 29, 2014. Accordingly, pursuant to Rule 3-09(b)(2) of Regulation S-X under the Exchange Act, the Company filed the required financial statements and related notes of PAL on April 2, 2015 via an amendment to the Annual Report on Form 10-K for the fiscal year ended June 29, 2014.

Recently, PricewaterhouseCoopers LLP (“PwC”), the independent registered public accounting firm that issued audit reports on the financial statements of PAL for PAL’s fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012, which reports were included in the amendment to the Company’s Annual Reports described above, informed the Company that PwC had performed certain non-audit services, as engaged by the Company that were not in accordance with the auditor independence standards of Regulation S-X. The non-audit services performed by PwC for the Company were related to internal audit associate level staff secondments. Total fees paid by the Company to PwC for these non-audit services were approximately $151, $108, $147 and $49 for the Company’s fiscal years 2015, 2014, 2013 and 2012, respectively.

The Audit Committee of the Company’s Board of Directors and PwC have separately considered the impact that these non-audit services may have had on PwC’s independence with respect to PAL. Both the Company’s Audit Committee and PwC have concluded that the services identified above did not affect PwC’s ability to be objective and impartial in the conduct of its audits of the January 3, 2015, December 28, 2013 and December 29, 2012 PAL financial statements. In making this determination, both the Company’s Audit Committee and PwC considered, among other things, that at all times the Company retained all decision making over the scope of work and the conclusions formed, the insignificant amount of fees involved, the nature of the services provided and that the services were not the subject of, or related to, PwC’s audits of PAL’s financial statements.

3. Exhibits

Exhibit Number	Description

3.1(i)(a)

Restated Certificate of Incorporation of Unifi, Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3a to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542) filed on September 17, 2004).

3.1(i)(b)

Certificate of Change to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 31, 2006).

3.1(i)(c)

Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 3, 2010).

Exhibit Number	Description

3.1(ii)	Restated By-laws of the Company (last amended July 23, 2014) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 24, 2014).

4.1

Registration Rights Agreement dated January 1, 2007 between the Company and Dillon Yarn Corporation (incorporated by reference from Exhibit 7.1 to the Schedule 13D dated January 11, 2007 filed by Dillon Yarn Corporation).

4.2

Amended and Restated Credit Agreement, by and among Wells Fargo Bank, National Association, as administrative agent, sole lead arranger, and sole book runner, the lenders that are parties thereto, as the lenders, and the Company and certain of its domestic subsidiaries, as borrowers, dated as of March 26, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated March 31, 2015).

4.3

First Amendment to Amended and Restated Credit Agreement, dated as of June 26, 2015, by and among the Company and Unifi Manufacturing, Inc., as borrowers, and Wells Fargo Bank, National Association, as agent for the Lenders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated June 30, 2015).

4.4

Amended and Restated Guaranty and Security Agreement, dated as of March 26, 2015, among the Grantors from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated March 31, 2015).

4.5

First Amendment to Amended and Restated Guaranty and Security Agreement, dated as of June 26, 2015, by and among the Grantors from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated June 30, 2015).

4.6

Trademark Security Agreement, dated as of May 24, 2012, among the Grantors from time to time party thereto and Wells Fargo Bank, N.A., as agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 25, 2012).

4.7

Patent Security Agreement, dated as of May 24, 2012, among the Grantors from time to time party thereto and Wells Fargo Bank, N.A., as agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 25, 2012).

10.1*	1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-43158) filed on August 7, 2000).

10.2*

Form of Option Agreement for Incentive Stock Options granted under the 1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 31, 2006).

10.3*	2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-156090) filed on December 12, 2008).

10.4*

Form of Option Agreement for Incentive Stock Options granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 28, 2008 (Reg. No. 001-10542) filed on February 6, 2009).

10.5*

Form of Restricted Stock Unit Agreement for restricted stock units granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010 (Reg. No. 001-10542) filed on February 4, 2011).

Exhibit Number	Description

10.6*

Form of Restricted Stock Unit Agreement for Employees for restricted stock units granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2011 (Reg. No. 001-10542) filed on November 4, 2011).

10.7*	Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated October 23, 2013).

10.8*

Form of Restricted Stock Unit Agreement for Non-Employee Directors, for use in connection with Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated October 23, 2013).

10.9*

Form of Restricted Stock Unit Agreement for Employees, for use in connection with Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013 (Reg. No. 001-10542) filed on February 7, 2014).

10.10*

Form of Incentive Stock Option Agreement (for Executives and Other Officer-Level Employees), for use in connection with Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013 (Reg. No. 001-10542) filed on February 7, 2014).

10.11*

Unifi, Inc. Supplemental Key Employee Retirement Plan, effective July 26, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 31, 2006).

10.12*

Amendment to the Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 5, 2009).

10.13*

Unifi, Inc. Director Deferred Compensation Plan, dated as of December 14, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010 (Reg. No. 001-10542) filed on February 4, 2011).

10.14*

Change in Control Agreement between the Company and William L. Jasper, effective August 14, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 18, 2009).

10.15*

Amendment No. 1 to Change in Control Agreement between the Company and William L. Jasper, effective December 31, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 5, 2012).

10.16*

Amendment No. 2 to Change in Control Agreement between the Company and William L. Jasper, effective December 31, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 1, 2014).

10.17*

Change in Control Agreement between the Company and R. Roger Berrier, Jr., effective August 14, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 18, 2009).

10.18*

Amendment No. 1 to Change in Control Agreement between the Company and R. Roger Berrier, Jr., effective December 31, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 5, 2012).

10.19*

Amendment No. 2 to Change in Control Agreement between the Company and R. Roger Berrier, Jr., effective December 31, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 1, 2014).

Exhibit Number	Description

10.20*

Change in Control Agreement between the Company and James M. Otterberg, effective December 31, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 1, 2014).

10.21*

Change in Control Agreement between the Company and Thomas H. Caudle, Jr., effective August 14, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 18, 2009).

10.22*

Amendment No. 1 to Change in Control Agreement between the Company and Thomas H. Caudle, Jr., effective December 31, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 5, 2012).

10.23*

Amendment No. 2 to Change in Control Agreement between the Company and Thomas H. Caudle, Jr., effective December 31, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 1, 2014).

10.24

Sales and Services Agreement dated January 1, 2007 between the Company and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-140580) filed on February 9, 2007).

10.25

First Amendment to Sales and Service Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 2, 2008).

10.26

Second Amendment to Sales and Service Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, effective January 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 11, 2009).

10.27

Third Amendment to Sales and Service Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, effective January 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 22, 2010).

10.28

Fourth Amendment to Sales and Service Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, effective January 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 20, 2011).

10.29

Yarn Purchase Agreement effective as of September 1, 2014 between Unifi Manufacturing, Inc. and Hanesbrands Inc. (portions of the exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014 (Reg. No. 001-10542) filed on September 10, 2014).

10.30

Deposit Account Control Agreement, dated as of May 24, 2012, among Unifi Manufacturing, Inc., Wells Fargo Bank, N.A., and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 25, 2012).

14.1

Unifi, Inc. Ethical Business Conduct Policy Statement as amended July 23, 2014 (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014 (Reg. No. 001-10542) filed on September 10, 2014).

14.2

Unifi, Inc. Code of Business Conduct and Ethics as amended July 23, 2014 (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014 (Reg. No. 001-10542) filed on September 10, 2014).

21.1+	List of Subsidiaries.

Exhibit Number	Description

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1+	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from the Company’s Annual Report on Form 10-K for the annual period ended June 28, 2015, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Unifi, Inc.

Date: September 3, 2015	By:	/s/ WILLIAM L. JASPER
William L. Jasper
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

/s/	WILLIAM L. JASPER	Chairman of the Board and Chief Executive Officer	September 3, 2015
	William L. Jasper	(Principal Executive Officer) and Director

/s/	JAMES M. OTTERBERG	Vice President and Chief Financial Officer	September 3, 2015
	James M. Otterberg	(Principal Financial Officer and Principal Accounting Officer)

/s/	R. ROGER BERRIER, JR.	Director	September 3, 2015
R. Roger Berrier, Jr.

/s/	WILLIAM J. ARMFIELD, IV	Director	September 3, 2015
William J. Armfield, IV

/s/	ARCHIBALD COX, JR.	Director	September 3, 2015
Archibald Cox, Jr.

/s/	KENNETH G. LANGONE	Director	September 3, 2015
Kenneth G. Langone

/s/	SUZANNE M. PRESENT	Director	September 3, 2015
Suzanne M. Present

/s/	G. ALFRED WEBSTER	Director	September 3, 2015
G. Alfred Webster

EXHIBIT INDEX

Exhibit Number	Description

3.1(i)(a)

Restated Certificate of Incorporation of Unifi, Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3a to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004 (Reg. No. 001-10542) filed on September 17, 2004).

3.1(i)(b)

Certificate of Change to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 31, 2006).

3.1(i)(c)

Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated November 3, 2010).

3.1(ii)	Restated By-laws of the Company (last amended July 23, 2014) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 24, 2014).

4.1

Registration Rights Agreement dated January 1, 2007 between the Company and Dillon Yarn Corporation (incorporated by reference from Exhibit 7.1 to the Schedule 13D dated January 11, 2007 filed by Dillon Yarn Corporation).

4.2

Amended and Restated Credit Agreement, by and among Wells Fargo Bank, National Association, as administrative agent, sole lead arranger, and sole book runner, the lenders that are parties thereto, as the lenders, and the Company and certain of its domestic subsidiaries, as borrowers, dated as of March 26, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated March 31, 2015).

4.3

First Amendment to Amended and Restated Credit Agreement, dated as of June 26, 2015, by and among the Company and Unifi Manufacturing, Inc., as borrowers, and Wells Fargo Bank, National Association, as agent for the Lenders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated June 30, 2015).

4.4

Amended and Restated Guaranty and Security Agreement, dated as of March 26, 2015, among the Grantors from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated March 31, 2015).

4.5

First Amendment to Amended and Restated Guaranty and Security Agreement, dated as of June 26, 2015, by and among the Grantors from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated June 30, 2015).

4.6

Trademark Security Agreement, dated as of May 24, 2012, among the Grantors from time to time party thereto and Wells Fargo Bank, N.A., as agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 25, 2012).

4.7

Patent Security Agreement, dated as of May 24, 2012, among the Grantors from time to time party thereto and Wells Fargo Bank, N.A., as agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 25, 2012).

10.1*	1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-43158) filed on August 7, 2000).

10.2*

Form of Option Agreement for Incentive Stock Options granted under the 1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 31, 2006).

Exhibit Number	Description

10.3*	2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-156090) filed on December 12, 2008).

10.4*

Form of Option Agreement for Incentive Stock Options granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 28, 2008 (Reg. No. 001-10542) filed on February 6, 2009).

10.5*

Form of Restricted Stock Unit Agreement for restricted stock units granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010 (Reg. No. 001-10542) filed on February 4, 2011).

10.6*

Form of Restricted Stock Unit Agreement for Employees for restricted stock units granted under the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2011 (Reg. No. 001-10542) filed on November 4, 2011).

10.7*	Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated October 23, 2013).

10.8*

Form of Restricted Stock Unit Agreement for Non-Employee Directors, for use in connection with Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated October 23, 2013).

10.9*

Form of Restricted Stock Unit Agreement for Employees, for use in connection with Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013 (Reg. No. 001-10542) filed on February 7, 2014).

10.10*

Form of Incentive Stock Option Agreement (for Executives and Other Officer-Level Employees), for use in connection with Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013 (Reg. No. 001-10542) filed on February 7, 2014).

10.11*

Unifi, Inc. Supplemental Key Employee Retirement Plan, effective July 26, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated July 31, 2006).

10.12*

Amendment to the Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 5, 2009).

10.13*

Unifi, Inc. Director Deferred Compensation Plan, dated as of December 14, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010 (Reg. No. 001-10542) filed on February 4, 2011).

10.14*

Change in Control Agreement between the Company and William L. Jasper, effective August 14, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 18, 2009).

10.15*

Amendment No. 1 to Change in Control Agreement between the Company and William L. Jasper, effective December 31, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 5, 2012).

10.16*

Amendment No. 2 to Change in Control Agreement between the Company and William L. Jasper, effective December 31, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 1, 2014).

Exhibit Number	Description

10.17*

Change in Control Agreement between the Company and R. Roger Berrier, Jr., effective August 14, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 18, 2009).

10.18*

Amendment No. 1 to Change in Control Agreement between the Company and R. Roger Berrier, Jr., effective December 31, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 5, 2012).

10.19*

Amendment No. 2 to Change in Control Agreement between the Company and R. Roger Berrier, Jr., effective December 31, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 1, 2014).

10.20*

Change in Control Agreement between the Company and James M. Otterberg, effective December 31, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 1, 2014).

10.21*

Change in Control Agreement between the Company and Thomas H. Caudle, Jr., effective August 14, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated August 18, 2009).

10.22*

Amendment No. 1 to Change in Control Agreement between the Company and Thomas H. Caudle, Jr., effective December 31, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated January 5, 2012).

10.23*

Amendment No. 2 to Change in Control Agreement between the Company and Thomas H. Caudle, Jr., effective December 31, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 1, 2014).

10.24

Sales and Services Agreement dated January 1, 2007 between the Company and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-140580) filed on February 9, 2007).

10.25

First Amendment to Sales and Service Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 2, 2008).

10.26

Second Amendment to Sales and Service Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, effective January 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 11, 2009).

10.27

Third Amendment to Sales and Service Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, effective January 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 22, 2010).

10.28

Fourth Amendment to Sales and Service Agreement between Unifi Manufacturing, Inc. and Dillon Yarn Corporation, effective January 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated December 20, 2011).

10.29

Yarn Purchase Agreement effective as of September 1, 2014 between Unifi Manufacturing, Inc. and Hanesbrands Inc. (portions of the exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014 (Reg. No. 001-10542) filed on September 10, 2014).

Exhibit Number	Description

10.30

Deposit Account Control Agreement, dated as of May 24, 2012, among Unifi Manufacturing, Inc., Wells Fargo Bank, N.A., and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) dated May 25, 2012).

14.1

Unifi, Inc. Ethical Business Conduct Policy Statement as amended July 23, 2014 (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014 (Reg. No. 001-10542) filed on September 10, 2014).

14.2

Unifi, Inc. Code of Business Conduct and Ethics as amended July 23, 2014 (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014 (Reg. No. 001-10542) filed on September 10, 2014).

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

101+

The following materials from the Company’s Annual Report on Form 10-K for the annual period ended June 28, 2015, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

+ Filed herewith.

*NOTE: These Exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNIFI, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Unifi, Inc.:

We have audited the accompanying consolidated balance sheets of Unifi, Inc. and subsidiaries as of June 28, 2015 and June 29, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 28, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unifi, Inc. and subsidiaries as of June 28, 2015 and June 29, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended June 28, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Unifi, Inc. and subsidiaries’ internal control over financial reporting as of June 28, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 3, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Greensboro, North Carolina
September 3, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Unifi, Inc.:

We have audited Unifi, Inc. and subsidiaries’ internal control over financial reporting as of June 28, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Unifi, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Unifi, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 28, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unifi, Inc. and subsidiaries as of June 28, 2015 and June 29, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 28, 2015, and our report dated September 3, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Greensboro, North Carolina
September 3, 2015

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	June 28, 2015	June 29, 2014
ASSETS
Cash and cash equivalents	$10,013	$15,907
Receivables, net	83,863	93,925
Inventories	111,615	113,370
Income taxes receivable	1,451	179
Deferred income taxes	2,383	1,794
Other current assets	6,022	6,052
Total current assets	215,347	231,227

Property, plant and equipment, net	136,222	123,802
Deferred income taxes	1,539	2,329
Intangible assets, net	5,388	7,394
Investments in unconsolidated affiliates	113,901	99,229
Other non-current assets	3,975	5,086
Total assets	$476,372	$469,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$45,023	$51,364
Accrued expenses	16,640	18,589
Income taxes payable	676	3,134
Current portion of long-term debt	12,385	7,215
Total current liabilities	74,724	80,302
Long-term debt	91,725	92,273
Other long-term liabilities	10,740	7,549
Deferred income taxes	90	2,205
Total liabilities	177,279	182,329
Commitments and contingencies

Common stock, $0.10 par (500,000,000 shares authorized, 18,007,749 and 18,313,959 shares outstanding)	1,801	1,831
Capital in excess of par value	44,261	42,130
Retained earnings	278,331	245,673
Accumulated other comprehensive loss	(26,899)	(4,619)
Total Unifi, Inc. shareholders’ equity	297,494	285,015
Non-controlling interest	1,599	1,723
Total shareholders’ equity	299,093	286,738
Total liabilities and shareholders’ equity	$476,372	$469,067

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Net sales	$687,121	$687,902	$713,962
Cost of sales	596,416	604,640	640,858
Gross profit	90,705	83,262	73,104
Selling, general and administrative expenses	49,672	46,203	47,386
Provision (benefit) for bad debts	947	287	(154)
Other operating expense, net	1,600	5,289	3,409
Operating income	38,486	31,483	22,463

Interest income	(916)	(1,790)	(698)
Interest expense	4,025	4,329	4,489
Loss on extinguishment of debt	1,040	—	1,102
Other non-operating expense	—	126	—
Equity in earnings of unconsolidated affiliates	(19,475)	(19,063)	(11,444)
Income before income taxes	53,812	47,881	29,014
Provision for income taxes	13,346	20,161	13,344
Net income including non-controlling interest	$40,466	$27,720	$15,670
Less: net (loss) attributable to non-controlling interest	(1,685)	(1,103)	(965)
Net income attributable to Unifi, Inc.	$42,151	$28,823	$16,635

Net income attributable to Unifi, Inc. per common share:
Basic	$2.32	$1.52	$0.84
Diluted	$2.24	$1.47	$0.80

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Net income including non-controlling interest	$40,466	$27,720	$15,670
Other comprehensive (loss) income:
Foreign currency translation adjustments	(21,578)	327	(6,585)
Foreign currency translation adjustments for an unconsolidated affiliate	(933)	—	—
Gain on cash flow hedges, net of reclassification adjustments	231	554	82
Gain on cash flow hedges for an unconsolidated affiliate	—	—	1,214
Other comprehensive (loss) income before income taxes	(22,280)	881	(5,289)
Income tax provision on cash flow hedges	—	—	(239)
Other comprehensive (loss) income, net	(22,280)	881	(5,528)
Comprehensive income including non-controlling interest	18,186	28,601	10,142
Less: comprehensive (loss) attributable to non-controlling interest	(1,685)	(1,103)	(965)
Comprehensive income attributable to Unifi, Inc.	$19,871	$29,704	$11,107

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Unifi, Inc. Shareholders’ Equity	Non- controlling Interest	Total Shareholders’ Equity

Balance at June 24, 2012	20,090	$2,009	$34,723	$252,763	$28	$289,523	$1,257	$290,780

Options exercised	174	18	1,280	—	—	1,298	—	1,298
Stock-based compensation	—	—	1,533	—	—	1,533	—	1,533
Conversion of restricted stock units	9	1	(1)	—	—	—	—	—
Common stock repurchased and retired under publicly announced program	(1,068)	(107)	(1,922)	(17,286)	—	(19,315)	—	(19,315)
Excess tax benefit on stock-based compensation plans	—	—	762	—	—	762	—	762
Other comprehensive loss, net of tax	—	—	—	—	(5,528)	(5,528)	—	(5,528)
Contributions from non-controlling interest	—	—	—	—	—	—	1,280	1,280
Net income (loss)	—	—	—	16,635	—	16,635	(965)	15,670
Balance at June 30, 2013	19,205	$1,921	$36,375	$252,112	$(5,500)	$284,908	$1,572	$286,480

Options exercised	798	79	6,640	—	—	6,719	—	6,719
Stock-based compensation	—	—	1,939	—	—	1,939	—	1,939
Conversion of restricted stock units	31	3	(3)	—	—	—	—	—
Common stock repurchased and retired under publicly announced programs	(1,524)	(152)	(2,814)	(33,585)	—	(36,551)	—	(36,551)
Common stock tendered to the Company for the exercise of stock options and retired	(134)	(14)	(3,540)	(29)	—	(3,583)	—	(3,583)
Common stock tendered to the Company for withholding tax obligations and retired	(62)	(6)	—	(1,648)	—	(1,654)	—	(1,654)
Excess tax benefit on stock-based compensation plans	—	—	3,533	—	—	3,533	—	3,533
Other comprehensive income, net of tax	—	—	—	—	881	881	—	881
Contributions from non-controlling interest	—	—	—	—	—	—	1,254	1,254
Net income (loss)	—	—	—	28,823	—	28,823	(1,103)	27,720
Balance at June 29, 2014	18,314	$1,831	$42,130	$245,673	$(4,619)	$285,015	$1,723	$286,738

Options exercised	11	1	94	—	—	95	—	95
Stock-based compensation	—	—	2,631	—	—	2,631	—	2,631
Conversion of restricted stock units	31	3	(3)	—	—	—	—	—
Common stock repurchased and retired under publicly announced program	(349)	(34)	(833)	(9,493)	—	(10,360)	—	(10,360)
Excess tax benefit on stock-based compensation plans	—	—	242	—	—	242	—	242
Other comprehensive loss, net of tax	—	—	—	—	(22,280)	(22,280)	—	(22,280)
Contributions from non-controlling interest	—	—	—	—	—	—	1,561	1,561
Net income (loss)	—	—	—	42,151	—	42,151	(1,685)	40,466
Balance at June 28, 2015	18,007	$1,801	$44,261	$278,331	$(26,899)	$297,494	$1,599	$299,093

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Cash and cash equivalents at beginning of year	$15,907	$8,755	$10,886
Operating activities:
Net income including non-controlling interest	40,466	27,720	15,670
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(19,475)	(19,063)	(11,444)
Distributions received from unconsolidated affiliates	3,718	13,214	14,940
Depreciation and amortization expense	18,043	17,896	24,584
Loss on extinguishment of debt	1,040	—	1,102
Non-cash compensation expense, net	3,148	2,690	2,287
Excess tax benefit on stock-based compensation plans	(242)	(3,533)	(762)
Deferred income taxes	(3,796)	726	6,010
Net loss on sale or disposal of assets	778	475	243
Other, net	663	1,174	521
Changes in assets and liabilities:
Receivables, net	4,491	4,514	(858)
Inventories	(6,171)	(2,677)	(394)
Other current assets and income taxes receivable	(1,099)	1,141	(410)
Accounts payable and accrued expenses	(3,612)	1,157	(559)
Income taxes payable	(2,395)	5,824	(366)
Other non-current assets	76	5,173	(116)
Other long-term liabilities	3,270	(74)	61
Net cash provided by operating activities	38,903	56,357	50,509
Investing activities:
Capital expenditures	(25,966)	(19,091)	(8,809)
Proceeds from sale of assets	3,847	2,719	430
Proceeds from other investments	124	447	694
Other investments	—	—	(1,743)
Other, net	(546)	(944)	(343)
Net cash used in investing activities	(22,541)	(16,869)	(9,771)
Financing activities:
Proceeds from revolving credit facilities	149,100	149,300	116,700
Payments on revolving credit facilities	(170,100)	(175,800)	(115,200)
Proceeds from term loan	22,000	25,200	—
Payments on term loans	(7,875)	—	(28,330)
Proceeds from related party term loan	—	—	1,250
Payments of debt financing fees	(1,063)	(400)	(309)
Payments on capital lease obligations	(1,286)	(319)	(69)
Common stock repurchased and retired under publicly announced programs	(10,360)	(36,551)	(19,315)
Common stock tendered to the Company for withholding tax obligations and retired	—	(1,654)	—
Proceeds from stock option exercises	95	3,136	1,298
Excess tax benefit on stock-based compensation plans	242	3,533	762
Contributions from non-controlling interest	1,561	1,254	1,280
Other	(504)	(109)	—
Net cash used in financing activities	(18,190)	(32,410)	(41,933)

Effect of exchange rate changes on cash and cash equivalents	(4,066)	74	(936)
Net (decrease) increase in cash and cash equivalents	(5,894)	7,152	(2,131)
Cash and cash equivalents at end of year	$10,013	$15,907	$8,755

See accompanying Notes to Consolidated Financial Statements

Unifi, Inc.

Notes to Consolidated Financial Statements

1. Background

Overview

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “we”, the “Company” or “Unifi”), is a multi-national manufacturing company that processes and sells high-volume commodity yarns, specialized yarns designed to meet certain customer specifications, and premier value-added (“PVA”) yarns with enhanced performance characteristics. The Company sells yarns made from polyester and nylon to other yarn manufacturers and knitters and weavers that produce fabric for the apparel, hosiery, home furnishings, automotive upholstery, industrial and other end-use markets. The Company’s polyester products include polyester polymer beads (“Chip”), partially oriented yarn (“POY”), textured, solution and package dyed, twisted, beamed and draw wound yarns; each is available in virgin or recycled varieties (the latter made from both pre-consumer yarn waste and post-consumer waste, including plastic bottles). The Company’s nylon products include textured, solution dyed and spandex covered products.

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

Fiscal Year

The Company’s fiscal year ends on the last Sunday in June. The Company’s Brazilian, Colombian and Chinese subsidiaries’ fiscal years end on June 30th. The Company’s fiscal years 2015, 2014 and 2013 ended on June 28, 2015, June 29, 2014 and June 30, 2013, respectively, and there were no significant transactions or events that occurred between the Company’s fiscal year ends and its subsidiaries’ fiscal year ends. The Company’s fiscal years 2015, 2014 and 2013 consisted of 52 weeks, 52 weeks and 53 weeks, respectively.

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

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

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

Property, Plant and Equipment

Property, plant and equipment (“PP&E”) are stated at historical cost less accumulated depreciation. Plant and equipment under capital leases are stated at the present value of minimum lease payments less accumulated amortization. Additions or improvements that substantially extend the useful life of a particular asset are capitalized. Depreciation is calculated primarily utilizing the straight-line method over the following useful lives:

Asset categories	Useful lives in years
Land improvements	Ten	to	Twenty
Buildings and improvements	Fifteen	to	Forty
Machinery and equipment	Three	to	Twenty-five
Computer, software and office equipment	Three	to	Seven
Internal software development costs		Three
Transportation equipment	Three	to	Fifteen

Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remaining term of the lease.

Assets under capital leases are amortized in a manner consistent with the Company’s normal depreciation policy if ownership is transferred by the end of the lease, or if there is a bargain purchase option. If such ownership criteria are not met, amortization occurs over the shorter of the lease term or the asset's useful life.

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

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

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

Biomass foundation and feedstock

Biomass foundation and feedstock are stated at historical cost and subject to depreciation at the time that production in commercial quantities begins (which is expected to occur approximately twenty-four months after planting). Cost includes expenditures associated with land and planting bed preparation, biological materials and overhead. Cultural care costs are capitalized during the development period (up to twenty-four months) and are subsequently expensed as incurred. Depreciation is calculated utilizing the straight-line method over the estimated productive life of the plantings, generally fifteen years.

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

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded to recognize the expected future tax benefits or costs of events that have been, or will be, reported in different tax years for financial statement purposes than for tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which these items are expected to reverse. The Company recognizes tax benefits related to uncertain tax positions if it believes it is more-likely-than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. The Company reviews deferred tax assets to determine if it is more-likely-than-not they will be realized. If the Company determines it is not more-likely-than-not that a deferred tax asset will be realized, it records a valuation allowance to reverse the previously recognized benefit. Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested. The Company accrues for other tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Income tax expense related to penalties and interest, if incurred, is included in provision for income taxes.

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

Revenue Recognition

The Company recognizes revenue when (a) there is persuasive evidence of an arrangement, (b) the sales price is fixed or determinable, (c) title and the risks of ownership have been transferred to the customer, and (d) collection of the receivable is reasonably assured. For the sale of goods, revenue recognition occurs primarily upon shipment. For service arrangements, revenue is recognized when (i) transportation services have been completed in accordance with the bill of lading contract or (ii) in accordance with contractual agreements with customers utilizing the criteria above. Revenue includes amounts for

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

duties and import taxes, interest billed to customers, and shipping and handling costs billed to customers. Revenue excludes value-added taxes or other sales taxes and includes any applicable deductions for returns and allowances, yarn claims, and discounts.

Cost of Sales

The major components of cost of sales are: (a) materials and supplies, (b) labor and fringe benefits, (c) utility and overhead costs associated with manufactured products, (d) cost of products purchased for resale, (e) shipping, handling and warehousing costs, (f) research and development costs, (g) depreciation expense, and (h) all other costs related to production or service activities.

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

Research and Development Costs

Research and development costs include employee costs, production costs related to customer samples, operating supplies, consulting fees and other miscellaneous costs. The cost of research and development is charged to expense as incurred. Research and development costs were as follows:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Research and development costs	$8,113	$7,921	$6,938

Selling, General and Administrative Expenses

The major components of SG&A expenses are: (a) costs of the Company’s sales force, marketing and advertising efforts, as well as commissions and credit insurance, (b) costs of maintaining the Company’s general and administrative support functions including executive management, information technology, human resources, legal, and finance, (c) amortization of intangible assets, and (d) all other costs required to be classified as SG&A expenses.

Advertising Costs

Advertising costs are expensed as incurred and included in SG&A expenses. The Company’s advertising costs include spending for items such as consumer marketing and branding initiatives, promotional items, trade shows, sponsorships and other programs. Advertising costs were as follows:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Advertising costs	$3,975	$2,953	$3,777

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

Contingencies

At any point in time, the Company may be a party to various pending legal proceedings, claims or environmental actions. Accruals for estimated losses are recorded at the time information becomes available indicating that losses are probable and estimable. Any amounts accrued are not discounted. Legal costs such as outside counsel fees and expenses are charged to expense as incurred.

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

3. Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest—Imputation of Interest”, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. The new standard is effective for the Company’s fiscal year 2017 and requires the Company to apply the new guidance on a retrospective basis upon adoption.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory”, which modifies the subsequent measurement of inventories recorded under a first-in-first-out or average cost method. Under the new standard, such inventories are required to be measured at the lower of cost and net realizable value. The new standard is effective for the Company’s fiscal year 2018, with prospective application.

In July 2015, the FASB affirmed a proposal that would (i) defer the effective date of the new revenue recognition standard (ASU 2014-09) by one year and (ii) permit all entities to apply the new standard early, but not before the original effective date. The new guidance is effective for the Company’s fiscal year 2019.

In August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting”, which provides clarification from ASU No. 2015-03 regarding the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.

The Company is evaluating the effect the new guidance will have on its consolidated financial statements and related disclosures.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The guidance requires an entity to present its deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward net of unrecognized tax benefits when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. The Company has adopted the guidance in fiscal year 2015 and there is no significant impact on the Company’s financial statements.

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

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

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

5. Receivables, Net

Receivables, net consists of the following:

	June 28, 2015	June 29, 2014
Customer receivables	$85,731	$95,270
Allowance for uncollectible accounts	(1,596)	(1,035)
Reserves for yarn quality claims	(581)	(618)
Net customer receivables	83,554	93,617
Related party receivables	75	17
Other receivables	234	291
Total receivables, net	$83,863	$93,925

Other receivables consist primarily of receivables for duty drawback and refunds due from vendors.

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

The changes in the Company’s allowance for uncollectible accounts and reserves for yarn quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Yarn Quality Claims
Balance at June 24, 2012	$(1,118)	$(939)
Charged to costs and expenses	154	(1,881)
Charged to other accounts	30	8
Deductions	(38)	1,919
Balance at June 30, 2013	$(972)	$(893)
Charged to costs and expenses	(287)	(1,726)
Charged to other accounts	(20)	2
Deductions	244	1,999
Balance at June 29, 2014	$(1,035)	$(618)
Charged to costs and expenses	(947)	(1,336)
Charged to other accounts	240	29
Deductions	146	1,344
Balance at June 28, 2015	$(1,596)	$(581)

Amounts charged to costs and expenses for the allowance for uncollectible accounts are reflected in provision for bad debts and deductions represent amounts written off which were deemed to not be collectible, net of any recoveries. Amounts charged to costs and expenses for the reserves for yarn quality claims are primarily reflected as a reduction of net sales and deductions represent adjustments to either increase or decrease claims based on negotiated amounts or actual versus estimated claim differences. Amounts charged to other accounts primarily include the impact of translating the activity of the Company’s foreign affiliates from their respective local currencies to the U.S. dollar.

6. Inventories

Inventories consists of the following:

	June 28, 2015	June 29, 2014
Raw materials	$42,526	$42,244
Supplies	5,404	5,345
Work in process	7,546	7,404
Finished goods	56,844	59,716
Gross inventories	112,320	114,709
Inventory reserves	(705)	(1,339)
Total inventories	$111,615	$113,370

The cost for the majority of the Company’s inventories is determined using the first-in, first-out method. Certain foreign inventories and limited categories of supplies of $28,426 and $32,822 as of June 28, 2015 and June 29, 2014, respectively, were valued under the average cost method.

7. Other Current Assets

Other current assets consists of the following:

	June 28, 2015	June 29, 2014
Vendor deposits	$1,743	$2,369
Prepaid expenses	1,647	1,876
Funds held by qualified intermediary	1,390	—
Value added taxes receivable	1,220	1,197
Other	22	610
Total other current assets	$6,022	$6,052

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

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

During June 2015, the Company sold certain land and building assets historically utilized for warehousing in the Polyester Segment to an unrelated third party. Net proceeds from the sale of $1,390 were remitted directly to a qualified intermediary in anticipation of an exchange under section 1031 of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”).

8. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	June 28, 2015	June 29, 2014
Land	$2,413	$2,957
Land improvements	11,709	11,676
Buildings and improvements	141,259	145,458
Assets under capital leases	17,371	4,587
Machinery and equipment	531,225	532,650
Computers, software and office equipment	16,782	17,404
Transportation equipment	4,736	4,901
Construction in progress	6,710	6,896
Gross property, plant and equipment	732,205	726,529
Less: accumulated depreciation	(595,094)	(602,436)
Less: accumulated amortization – capital leases	(889)	(291)
Total property, plant and equipment, net	$136,222	$123,802

Assets under capital leases consists of the following:

	June 28, 2015	June 29, 2014
Machinery and equipment	$12,804	$1,649
Transportation equipment	3,714	2,085
Building improvements	853	853
Gross assets under capital leases	$17,371	$4,587

During fiscal year 2015, the Company entered into six capital leases with an aggregate present value of $12,784 for machinery and transportation equipment.

During fiscal year 2014, the Company entered into four capital leases with an aggregate present value of $3,353 for building improvements, machinery and transportation equipment.

Internal software development costs within PP&E consist of the following:

	June 28, 2015	June 29, 2014
Internal software development costs	$2,473	$2,318
Accumulated amortization	(2,221)	(2,075)
Net internal software development costs	$252	$243

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

Depreciation expense, including the amortization of assets under capital leases, internal software development costs amortization, repairs and maintenance expenses, and capitalized interest were as follows:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Depreciation expense	$15,276	$15,031	$21,597
Internal software development costs amortization	146	143	128
Repair and maintenance expenses	17,741	18,319	18,649
Capitalized interest	191	172	36

9. Intangible Assets, Net

Intangible assets, net consists of the following:

	June 28, 2015	June 29, 2014
Customer lists	$23,615	$23,615
Non-compete agreements	4,293	4,293
Licenses, trademarks and other	837	766
Total intangible assets, gross	28,745	28,674

Accumulated amortization - customer lists	(19,432)	(17,838)
Accumulated amortization - non-compete agreements	(3,537)	(3,214)
Accumulated amortization – licenses, trademarks and other	(388)	(228)
Total accumulated amortization	(23,357)	(21,280)
Total intangible assets, net	$5,388	$7,394

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

In fiscal year 2012, the Company acquired a controlling interest (and continues to hold such 60% membership interest) in Repreve Renewables, LLC (“Renewables”), an agricultural company focused on the development, production and commercialization of dedicated biomass feedstock for use in the animal bedding, bio energy and bio-based products markets. The non-compete agreement for Renewables is amortized using the straight-line method over the five-year term of the agreement. The FREEDOM® Giant Miscanthus (“FGM”) license held by Renewables is amortized using the straight-line method over its estimated useful life of eight years. The FGM license is exclusive through April 26, 2020 and non-exclusive thereafter. The term of the license agreement is through March 5, 2030, which is the term of the related patent. Renewables may elect to extend the exclusive license rights through the term of the agreement by making a one-time payment to Mississippi State University (“MSU”) equal to 25% of the royalties paid to MSU attributable to the ninth year of the agreement.

The Company capitalizes costs incurred to register trademarks for REPREVE® and other PVA products in various countries. The Company has determined that these trademarks have varying useful lives of up to three years and are being amortized using the straight-line method.

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

Amortization expense for intangible assets consists of the following:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Customer lists	$1,594	$1,845	$1,837
Non-compete agreements	323	319	313
Licenses, trademarks and other	163	134	77
Total amortization expense	$2,080	$2,298	$2,227

The following table presents the expected intangible asset amortization for the next five fiscal years:

	2016	2017	2018	2019	2020
Expected amortization	$1,694	$1,380	$1,041	$693	$350

10. Other Non-Current Assets

Other non-current assets consists of the following:

	June 28, 2015	June 29, 2014
Biomass foundation and feedstock, net	$2,151	$2,683
Debt financing fees	1,611	2,093
Other	213	310
Total other non-current assets	$3,975	$5,086

Biomass foundation and feedstock are currently being developed and propagated by Renewables for potential markets in the animal bedding and bioenergy industries and are reflected net of accumulated depreciation of $55 and $0 at June 28, 2015 and June 29, 2014, respectively. Other consists primarily of vendor deposits.

11. Accrued Expenses

Accrued expenses consists of the following:

	June 28, 2015	June 29, 2014
Payroll and fringe benefits	$11,258	$12,406
Utilities	2,823	2,876
Property taxes	790	821
Contingent consideration	634	537
Other	1,135	1,949
Total accrued expenses	$16,640	$18,589

Other consists primarily of employee-related claims and payments, interest, marketing expenses, freight expenses, rent, deferred incentives and other non-income related taxes.

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

12. Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average Interest Rate as of June 28, 2015 (1)	Principal Amounts as of
	Scheduled Maturity Date		June 28, 2015	June 29, 2014
ABL Revolver	March 2020	1.7%	$5,000	$26,000
ABL Term Loan	March 2020	2.2%	82,125	68,000
Term loan from unconsolidated affiliate	August 2016	3.0%	1,250	1,250
Capital lease obligations	(2)	(3)	15,735	4,238
Total debt			104,110	99,488
Current portion of long-term debt			(12,385)	(7,215)
Total long-term debt			$91,725	$92,273
(1)	The weighted average interest rate as of June 28, 2015 for the ABL Term Loan includes the effects of the interest rate swap with a notional balance of $50,000.
(2)	Scheduled maturity dates for capital lease obligations range from January 2017 to November 2027.
(3)	Fixed interest rates for capital lease obligations range from 2.3% to 4.6%.

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

The Amended Credit Agreement includes representations and warranties made by the Loan Parties, affirmative and negative covenants and events of default that are usual and customary for financings of this type. If excess availability under the ABL Revolver falls below the defined Trigger Level, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective. The Trigger Level as of June 28, 2015 was $22,766. In addition, the ABL Facility contains restrictions on certain payments and investments, including restrictions on the payment of dividends and share repurchases. Subject to certain provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at the Company’s discretion.

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

ABL Facility borrowings bear interest at the London Interbank Offer Rate (“LIBOR”) plus an applicable margin of 1.50% to 2.00%, or the Base Rate plus an applicable margin of 0.50% to 1.00%, with interest currently being paid on a monthly basis. The applicable margin is based on (a) the excess availability under the ABL Revolver and (b) the consolidated leverage ratio, calculated by fiscal quarter. The Base Rate means the greater of (i) the prime lending rate as publicly announced from time to time by Wells Fargo, (ii) the Federal Funds Rate plus 0.5%, and (iii) LIBOR plus 1.0%. The Company’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations. There is also a monthly unused line fee under the ABL Revolver of 0.25%.

The ABL Term Loan is currently subject to quarterly amortizing payments of $2,250. Additionally, principal increases are available at the Company’s discretion, resetting the loan balance up to a maximum amount of $100,000, once per fiscal year upon satisfaction of certain conditions, beginning October 1, 2015.

As of June 28, 2015, the Company was in compliance with all financial covenants; the excess availability under the ABL Revolver was $75,933; the consolidated leverage ratio was 1.6 to 1.0; the fixed charge coverage ratio was 3.0 to 1.0; and the Company had $235 of standby letters of credit, none of which have been drawn upon.

First Amendment

On June 26, 2015, the Company entered into the First Amendment to Amended and Restated Credit Agreement dated March 26, 2015 (“First Amendment”). The First Amendment modified the composition of subsidiary guarantors in connection with an internal reorganization completed during the fourth quarter of fiscal year 2015. There was no impact to the consolidated financial statements as a result of the First Amendment.

Term Loan from Unconsolidated Affiliate

On August 30, 2012, a foreign subsidiary of the Company entered into an unsecured loan agreement under which it borrowed $1,250 from the Company’s unconsolidated affiliate, U.N.F. Industries Ltd. The loan does not amortize and bears interest at 3%, payable semi-annually. The entire principal balance is due August 30, 2016, the revised maturity date.

Capital Lease Obligations

During fiscal year 2015, the Company entered into six capital leases with an aggregate present value of $12,784. Fixed interest rates and maturity dates for these capital leases range from 3.1% to 3.8% and August 2019 to August 2020, respectively.

During fiscal year 2014, the Company entered into four capital leases with an aggregate present value of $3,353.

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the following five fiscal years and thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2016	2017	2018	2019	2020	Thereafter
ABL Revolver	$—	$—	$—	$—	$5,000	$—
ABL Term Loan	9,000	9,000	9,000	9,000	46,125	—
Capital lease obligations	3,385	3,463	3,301	3,200	1,652	734
Term loan from unconsolidated affiliate	—	1,250	—	—	—	—
Total	$12,385	$13,713	$12,301	$12,200	$52,777	$734

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

Debt Financing Fees

Debt financing fees are classified within other non-current assets and consist of the following:

	June 28, 2015	June 29, 2014
Balance at beginning of year	$2,093	$2,117
Additions	1,063	400
Amortization charged to interest expense	(505)	(424)
Loss on extinguishment of debt	(1,040)	—
Balance at end of year	$1,611	$2,093

Interest Expense

Interest expense consists of the following:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Interest on ABL Facility	$3,290	$3,292	$3,673
Interest on a prior term loan	—	—	722
Other	273	192	107
Subtotal of interest on debt obligations	3,563	3,484	4,502
Reclassification adjustment for interest rate swap	231	554	322
Amortization of debt financing fees	505	424	632
Mark-to-market adjustment for interest rate swap	(83)	39	(931)
Interest capitalized to property, plant and equipment, net	(191)	(172)	(36)
Subtotal of other components of interest expense	462	845	(13)
Total interest expense	$4,025	$4,329	$4,489

Loss on Extinguishment of Debt

Entering into the Amended Credit Agreement in fiscal year 2015 generated substantially different terms for the ABL Term Loan and resulted in the replacement of an existing lender. Accordingly, the Company recorded a loss on extinguishment of debt of $1,040 for the write-off of certain debt financing fees related to the previous credit agreement.

On January 8, 2013, the Company prepaid a $30,000 term loan with a maturity date of May 24, 2017, and recorded a loss on extinguishment of debt of $1,102 to reflect $671 for prepayment costs and $431 for the write-off of related debt financing fees.

13. Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	June 28, 2015	June 29, 2014
Uncertain tax positions	$3,980	$1,101
Supplemental post-employment plan	3,690	3,173
Contingent consideration	1,573	2,026
Interest rate swap	280	363
Other	1,217	886
Total other long-term liabilities	$10,740	$7,549

The Company maintains an unfunded supplemental post-employment plan for certain management employees. Each employee’s account is credited annually based upon a percentage of the participant’s base salary, with each participant’s balance adjusted quarterly to reflect returns based upon a stock market index. Amounts are paid to participants only after termination of employment. Expenses recorded for this plan for the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013 were $517, $780 and $775, respectively.

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

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

14. Income Taxes

Components of income before income taxes

The components of income before income taxes consist of the following:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
United States	$38,341	$38,816	$16,900
Foreign	15,471	9,065	12,114
Income before income taxes	$53,812	$47,881	$29,014

Components of provision for income taxes

The components of provision for income taxes consist of the following:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Current:
Federal	$7,985	$14,463	$2,399
State	1,231	1,035	119
Foreign	7,926	4,092	5,210
	17,142	19,590	7,728
Deferred:
Federal	(4,006)	183	7,086
State	(112)	900	542
Foreign	322	(512)	(2,012)
	(3,796)	571	5,616
Provision for income taxes	$13,346	$20,161	$13,344

Utilization of Net Operating Loss Carryforwards

State deferred tax expense includes the utilization of net operating loss (“NOL”) carryforwards of $196, $499 and $825 for fiscal years 2015, 2014 and 2013, respectively. Foreign deferred tax expense includes the utilization of NOL carryforwards of $147, $216 and $258 for fiscal years 2015, 2014 and 2013, respectively. Federal deferred tax expense includes the utilization of NOL carryforwards of $7,904 for fiscal year 2013.

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

Effective income tax rate

The provision for income taxes as reconciled from the federal statutory tax rate to the effective tax rate is as follows:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.8	2.8	2.1
Foreign income taxed at different rates	(3.2)	(1.2)	(0.5)
Settlement of certain intercompany foreign currency transactions	5.6	—	—
Repatriation of foreign earnings and withholding taxes	(0.3)	0.4	1.1
Indefinite reinvestment assertion	(14.2)	0.5	1.0
Change in valuation allowance	(5.6)	4.0	11.2
Domestic production activities deduction	(1.3)	(2.3)	(1.2)
Change in uncertain tax positions	5.4	(0.5)	(1.4)
Renewable energy credits	(1.9)	—	—
Research and other credits	(0.4)	(0.3)	(3.5)
Nondeductible expenses and other	3.9	3.7	2.2
Effective tax rate	24.8%	42.1%	46.0%

The effective income tax rate for fiscal year 2015 was primarily impacted by, among other things (i) a decrease in the valuation allowance reflecting the recognition of lower taxable income versus book income for the Company’s investment in Parkdale America, LLC (for which the Company maintains a full valuation allowance), which was partially offset by an increase in the valuation allowance for net operating losses, including Renewables, for which no tax benefit could be recognized; (ii) the change in the Company’s indefinite reinvestment assertion, which provides for foreign earnings permanently reinvested at June 28, 2015; (iii) a lower overall effective tax rate for the Company’s foreign earnings (reflecting free-trade zone sales in El Salvador and lower statutory tax rates in both Brazil and China); (iv) net federal and state credits, including renewable energy credits; and (v) the domestic production activities deduction. These items were partially offset by (i) taxes associated with settlement of certain intercompany foreign currency transactions in Brazil; (ii) a change in uncertain tax positions related to certain intercompany foreign currency transactions in Brazil; and (iii) state and local taxes net of the assumed federal benefit.

The Company’s effective tax rate for fiscal years 2014 and 2013 was significantly impacted by, among other things, the increase in the valuation allowance primarily related to equity investments and state and local taxes net of the assumed federal benefit, partially offset by the domestic production activities deduction, research and development credits and other credits.

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

Deferred income taxes

The significant components of the Company’s deferred tax assets and liabilities consist of the following:

	June 28, 2015	June 29, 2014
Deferred tax assets:
Investments, including unconsolidated affiliates	$9,675	$13,682
State tax credits	461	85
Accrued liabilities and valuation reserves	2,620	4,187
Net operating loss carryforwards	2,904	1,635
Intangible assets, net	4,964	5,259
Foreign tax credits	2,588	2,588
Incentive compensation plans	3,515	2,896
Other items	4,673	5,167
Total gross deferred tax assets	31,400	35,499
Valuation allowance	(15,606)	(18,615)
Net deferred tax assets	15,794	16,884

Deferred tax liabilities:
Property, plant and equipment	(11,432)	(6,709)
Indefinite reinvestment assertion	—	(7,639)
Other	(530)	(618)
Total deferred tax liabilities	(11,962)	(14,966)
Net deferred tax asset	$3,832	$1,918

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

The balances and activity for the Company’s deferred tax valuation allowance are as follows:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Balance at beginning of the year	$(18,615)	$(16,690)	$(13,911)
Charged to provision for income taxes	3,009	(1,925)	(3,243)
Charged to other accounts	—	—	464
Balance at end of year	$(15,606)	$(18,615)	$(16,690)

Components of the Company’s deferred tax valuation allowance are as follows:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Investment in a former domestic unconsolidated affiliate	$(6,503)	$(6,493)	$(6,649)
Equity-method investment in Parkdale America, LLC	(3,261)	(7,286)	(5,762)
Foreign tax credits	(1,680)	(1,680)	(1,680)
Book versus tax basis difference in Renewables	(1,359)	(2,035)	(1,846)
NOLs related to Renewables	(2,803)	(1,121)	(753)
Total deferred tax valuation allowance	$(15,606)	$(18,615)	$(16,690)

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

During fiscal year 2015, the Company’s valuation allowance decreased by $3,009. This decrease consists of $4,025 related to the Company’s investment in Parkdale America, LLC (“PAL”) due to the timing of PAL’s taxable income versus book income and the impact of two bargain purchase gains, as described in more detail in “Note 23. Investments in Unconsolidated Affiliates and Variable Interest Entities”. The decrease was partially offset by a net $1,006 increase related to the Company’s investment in Renewables and its related NOLs as a result of continued losses for Renewables and the disposal of certain biomass foundation and feedstock, as described in more detail in “Note 21. Other Operating Expense, Net”.

During fiscal year 2014, the Company’s valuation allowance increased by $1,925. This increase relates to (i) the timing of taxable income versus book income for PAL and (ii) NOLs for Renewables which were deemed unrealizable.

During fiscal year 2013, the Company’s valuation allowance increased by $2,779. This increase relates to the timing of taxable income versus book income for PAL, partially offset by a decrease of $649 related to NOL carryforwards for the Company’s Colombian subsidiary. Deferred tax expense was reduced by $424.

Unrecognized tax benefits

A reconciliation of beginning and ending gross amounts of unrecognized tax benefits is as follows:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Balance at beginning of the year	$983	$964	$1,154
Gross increases related to current period tax positions	3,469	78	250
Gross increases related to tax positions in prior periods	18	68	—
Gross decreases related to settlements with tax authorities	(178)	(2)	—
Gross decreases related to lapse of applicable statute of limitations	(263)	(125)	(440)
Balance at end of year	$4,029	$983	$964

Unrecognized tax benefits would generate a favorable impact of $3,927 on the Company’s effective tax rate when recognized. The Company expects uncertain tax positions to decrease by $308 within the next twelve months due to statute expirations on certain positions. The reversal of interest and penalties recognized by the Company within the provision for income taxes were $(95), $(193) and $(250) for fiscal years 2015, 2014 and 2013, respectively. The Company has $23, $118 and $311 accrued for interest and/or penalties related to uncertain tax positions as of June 28, 2015, June 29, 2014 and June 30, 2013, respectively.

Expiration of net operating loss carryforwards and foreign tax credits

As of June 28, 2015, the Company has $3,972 of state net operating loss carryforwards, for which no valuation allowance is established, that may be used to offset future taxable income. In addition, the Company has $2,588 of foreign tax credit carryforwards of which $1,680 are offset by a valuation allowance. These carryforwards, if unused, will expire as follows:

State net operating loss carryforwards	2016 through 2033
Foreign tax credit carryforwards	2021

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

The Company remains subject to income tax examinations for U.S. federal income taxes for tax years 2011 through 2014, for foreign income taxes for tax years 2008 through 2014, and for state and local income taxes for tax years 2009 through 2014. The U.S. federal returns and certain state tax returns filed for the 2011 through 2014 tax years have utilized carryforward tax attributes generated in prior tax years, including net operating losses that could potentially be revised upon examination.

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

Indefinite reinvestment assertion

During the fourth quarter of fiscal year 2015, the Company completed a reorganization of certain foreign subsidiaries that changed the historical ownership structure. As of June 28, 2015, $57,531 of earnings and profits of the Company’s foreign subsidiaries are deemed to be permanently reinvested, including all cash and cash equivalents on-hand at the Company’s foreign operations. In accordance with ASC 740-30-25-17, the Company has no current or deferred tax liabilities recorded (which considers any applicable U.S. federal income taxes and foreign withholding taxes) based on this indefinite reinvestment assertion.

Nevertheless, in future periods, the Company will continue to assess the existing circumstances, including any changes in tax laws, and reevaluate the necessity for any deferred tax liability. Computation of the potential tax liabilities associated with indefinitely reinvested earnings is not practicable.

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

The following table summarizes the Company’s repurchases and retirements of its common stock under the 2013 SRP and the 2014 SRP.

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Approximate Dollar Value that May Yet Be Repurchased Under the 2014 SRP
Fiscal year 2013	1,068	$18.08
Fiscal year 2014	1,524	$23.96
Fiscal year 2015	349	$29.72
Total	2,941	$22.51	$33,811

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

No dividends were paid in the three most recent fiscal years.

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

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

Stock options

During fiscal years 2015, 2014 and 2013, the Company granted stock options to purchase 150, 97 and 138 shares of stock, respectively, to certain key employees. The stock options vest ratably over the required three-year service period and have ten-year contractual terms. For the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013, the weighted average exercise price of the options granted was $27.38, $22.31 and $11.15 per share, respectively. The Company used the Black-Scholes model to estimate the weighted average grant date fair value of $17.31, $14.66 and $7.28 per share, respectively.

For options granted, the valuation models used the following assumptions:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Expected term (years)	7.3	7.4	7.5
Risk-free interest rate	2.2%	2.1%	1.0%
Volatility	62.6%	65.9%	66.9%
Dividend yield	—	—	—

The Company uses historical data to estimate the expected term and volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the options.

A summary of stock option activity for the fiscal year ended June 28, 2015 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 29, 2014	800	$9.77
Granted	150	$27.38
Exercised	(11)	$8.48
Forfeited	(5)	$9.14
Expired	—	$—
Outstanding at June 28, 2015	934	$12.63	5.6	$19,507
Vested and expected to vest as of June 28, 2015	926	$12.53	5.6	$19,439
Exercisable at June 28, 2015	685	$8.61	4.5	$17,059

As of June 28, 2015, all options subject to a market condition were vested. During fiscal year 2015, 10 options subject to a market condition vested when the closing price of the Company’s common stock on the New York Stock Exchange was at least $30 per share for thirty consecutive trading days.

At June 28, 2015, the remaining unrecognized compensation cost related to the unvested stock options was $1,266, which is expected to be recognized over a weighted average period of 1.9 years.

For the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013, the total intrinsic value of options exercised was $190, $12,963 and $1,937, respectively. The amount of cash received from the exercise of options was $95, $3,136 and $1,298 for the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013, respectively. The tax benefit realized from stock options exercised was $73, $4,934 and $680 for the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013, respectively.

Restricted stock units

During fiscal years 2014 and 2013, the Company granted 22 and 32 restricted stock units (“RSUs”), respectively, to certain key employees. The employee RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company stock until such employee RSUs have vested and been distributed to the grantee in the form of Company stock. The employee RSUs vest over a three-year period, and will be converted into an equivalent number of shares of stock (for distribution to the grantee) on each vesting date, unless the grantee has elected to defer the receipt of the shares of stock until separation from service. If, after the first anniversary of the grant date and prior to the final vesting date, the grantee has a

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

separation from service without cause for any reason other than the employee’s resignation, the remaining unvested employee RSUs will become fully vested and will be converted to an equivalent number of shares of stock and issued to the grantee. The Company estimated the fair value of the employee RSUs granted during fiscal years 2014 and 2013 to be $22.08 and $11.23 per employee RSU, respectively.

During fiscal years 2015, 2014 and 2013, the Company granted 17, 25 and 30 RSUs, respectively, to the Company’s non-employee directors. The director RSUs became fully vested on the grant date. The director RSUs convey no rights of ownership in shares of Company stock until such director RSUs have been distributed to the grantee in the form of Company stock. The vested director RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of service as a member of the Board. The grantee may elect to defer receipt of the shares of stock in accordance with the deferral options provided under the Unifi, Inc. Director Deferred Compensation Plan. The Company estimated the fair value of the director RSUs granted during fiscal years 2015, 2014 and 2013 to be $28.58, $23.23 and $13.57 per director RSU, respectively.

The Company estimates the fair value of RSUs based on the market price of the Company’s common stock at the award grant date.

A summary of the RSU activity for the fiscal year ended June 28, 2015 is as follows:

	Non-vested	Weighted Average Grant Date Fair Value	Vested	Total	Weighted Average Grant Date Fair Value
Outstanding at June 29, 2014	49	$16.11	152	201	$14.19
Granted	17	$28.58	—	17	$28.58
Vested	(46)	$19.86	46	—	$19.86
Converted	—	$—	(31)	(31)	$15.30
Forfeited	—	$—	—	—	$—
Outstanding at June 28, 2015	20	$18.35	167	187	$15.35

At June 28, 2015, the number of RSUs vested and expected to vest was 187, with an aggregate intrinsic value of $6,292. The aggregate intrinsic value of the 167 vested RSUs at June 28, 2015 was $5,593.

The remaining unrecognized compensation cost related to the unvested RSUs at June 28, 2015 is $61, which is expected to be recognized over a weighted average period of 1 year.

For the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013, the total intrinsic value of RSUs converted was $958, $696 and $114, respectively. The tax benefit realized from the conversion of RSUs was $373, $275 and $45 for the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013, respectively.

Summary

The total cost charged against income related to all stock-based compensation arrangements was as follows:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Stock options	$1,955	$1,001	$847
RSUs	676	938	686
Total compensation cost	$2,631	$1,939	$1,533

The total income tax benefit recognized for stock-based compensation was $623, $513 and $381 for fiscal years 2015, 2014 and 2013, respectively.

As of June 28, 2015, total unrecognized compensation costs related to all unvested stock-based compensation arrangements was $1,327. The weighted average period over which these costs are expected to be recognized is 1.8 years.

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

As of June 28, 2015, a summary of the number of securities remaining available for future issuance under equity compensation plans is as follows:

Authorized under the 2013 Plan	1,000
Plus: Awards expired, forfeited or otherwise terminated unexercised from the 2008 LTIP	1
Less: Service condition options granted	(155)
Less: RSUs granted to non-employee directors	(42)
Available for issuance under the 2013 Plan	804

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

The following table presents the employer matching contribution expense related to the DC Plan:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Matching contribution expense	$2,201	$2,006	$2,015

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

Foreign currency forward contracts

The Company may enter into foreign currency forward contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases which are denominated in currencies that are not its functional currency. Foreign currency forward contracts are not designated as hedges by the Company and are marked to market each period and offset by the foreign exchange (gains) losses included in other operating expense, net resulting from the underlying exposures of the foreign currency denominated assets and liabilities. As of June 28, 2015, there were no outstanding foreign currency forward contracts.

Interest rate swap

On May 18, 2012, the Company entered into a five year, $50,000 interest rate swap with Wells Fargo to provide a hedge against the variability of cash flows related to LIBOR-based variable rate borrowings under the Company’s ABL Facility. It increased to $85,000 in May 2013 (when certain other interest rate swaps terminated) and has decreased $5,000 per quarter since August 2013 to the current notional balance of $50,000, where it will remain through the life of the instrument. This interest rate swap allows the Company to fix LIBOR at 1.06% and terminates on May 24, 2017.

On November 26, 2012, the Company de-designated the interest rate swap as a cash flow hedge. See “Note 19. Accumulated Other Comprehensive Loss” for detail regarding the reclassifications of amounts from accumulated other comprehensive loss related to the interest rate swap.

Contingent consideration

On December 2, 2013, the Company acquired certain assets in a business combination with Dillon and recorded a contingent consideration liability, as described in “Note 4. Acquisition.” The fair value of the contingent consideration is measured at each reporting period using a discounted cash flow methodology based on inputs not observable in the market (Level 3 classification in the fair value hierarchy). The inputs to the discounted cash flow model include the estimated payments through the term of the agreement based on an agreed-upon definition and schedule, adjusted to risk-neutral estimates using a market price of risk factor which considers relevant metrics of comparable entities, discounted using an observable cost of

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

debt over the term of the estimated payments. Any change in the fair value from either the passage of time or events occurring after the acquisition date is recorded in other operating expense, net. There have been no significant changes to the inputs or assumptions used to develop the fair value measurement since the acquisition date.

A reconciliation of the changes in the fair value follows:

Contingent consideration as of June 29, 2014	$2,563
Changes in fair value	148
Payments	(504)
Contingent consideration as of June 28, 2015	$2,207

Based on the present value of the expected future payments, $634 is reflected in accrued expenses and $1,573 is reflected in other long-term liabilities.

The Company’s financial assets and liabilities accounted for at fair value on a recurring basis and the level within the fair value hierarchy used to measure these items are as follows:

As of June 28, 2015	Notional Amount		USD Equivalent	Balance Sheet Location	Fair Value Hierarchy	Fair Value
Foreign currency contracts	EUR	—	$—	—	Level 2	$—
Interest rate swap	USD	$50,000	$50,000	Other long-term liabilities	Level 2	$(280)
Contingent consideration		—	—	Accrued expenses and other long-term liabilities	Level 3	$(2,207)

As of June 29, 2014	Notional Amount		USD Equivalent	Balance Sheet Location	Fair Value Hierarchy	Fair Value
Foreign currency contracts	EUR	495	$668	Other current assets	Level 2	$7
Interest rate swap	USD	$65,000	$65,000	Other long-term liabilities	Level 2	$(363)
Contingent consideration		—	—	Accrued expenses and other long-term liabilities	Level 3	$(2,563)

(EUR represents the Euro)

Estimates for the fair value of the Company’s foreign currency forward contracts and interest rate swaps are obtained from month-end market quotes for contracts with similar terms.

The effects of marked to market hedging derivative instruments are as follows:

		For the Fiscal Years Ended
Derivatives not designated as hedges:	Classification:	June 28, 2015	June 29, 2014	June 30, 2013
Foreign currency contracts – EUR/USD	Other operating expense, net	$7	$(10)	$—
Foreign currency contracts – MXN/USD	Other operating expense, net	—	(3)	46
Interest rate swap	Interest expense	(83)	39	(931)
Total (gain) loss recognized in income		$(76)	$26	$(885)

(EUR represents the Euro; MXN represents the Mexican Peso)

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

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

There were no transfers into or out of the levels of the fair value hierarchy for the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013.

Non-Financial Assets and Liabilities

The Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

19. Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

		Derivative Financial Instruments
	Foreign Currency Translation Adjustments	Unrealized (loss) gain on interest rate swaps	Unrealized (loss) gain on cash flow hedges(1)	Accumulated Other Comprehensive Income (Loss)
Balance at June 24, 2012	$2,017	$(775)	$(1,214)	$28
Other comprehensive (loss) income, net of tax	(6,585)	(157)	1,214	(5,528)
Balance at June 30, 2013	$(4,568)	$(932)	$—	$(5,500)

Other comprehensive income, net of tax	327	554	—	881
Balance at June 29, 2014	$(4,241)	$(378)	$—	$(4,619)

Other comprehensive (loss) income, net of tax	(22,511)	231	—	(22,280)
Balance at June 28, 2015	$(26,752)	$(147)	$—	$(26,899)

(1)Unrealized (loss) gain on cash flow hedges related to an unconsolidated affiliate

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

A summary of the pre-tax and after-tax effects of the components of other comprehensive (loss) income for the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013 is provided as follows:

	Fiscal Year 2015		Fiscal Year 2014		Fiscal Year 2013
	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Other comprehensive (loss) income:

Foreign currency translation adjustments	$(21,578)	$(21,578)	$327	$327	$(6,585)	$(6,585)

Foreign currency translation adjustments for an unconsolidated affiliate	(933)	(933)	—	—	—	—

Unrealized (loss) on interest rate swaps	—	—	—	—	(240)	(479)

Unrealized gain on cash flow hedges for an unconsolidated affiliate	—	—	—	—	1,214	1,214

Reclassification adjustment for interest rate swap included in net income	231	231	554	554	322	322

Other comprehensive (loss) income	$(22,280)	$(22,280)	$881	$881	$(5,289)	$(5,528)

20. Computation of Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Basic EPS
Net income attributable to Unifi, Inc.	$42,151	$28,823	$16,635
Weighted average common shares outstanding	18,207	18,919	19,909
Basic EPS	$2.32	$1.52	$0.84

Diluted EPS
Net income attributable to Unifi, Inc.	$42,151	$28,823	$16,635

Weighted average common shares outstanding	18,207	18,919	19,909
Net potential common share equivalents – stock options and RSUs	629	702	796
Adjusted weighted average common shares outstanding	18,836	19,621	20,705
Diluted EPS	$2.24	$1.47	$0.80

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	150	91	210

Excluded from the calculation of diluted shares:
Unvested options that vest upon achievement of certain market conditions	—	13	27

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

The calculation of earnings per common share is based on the weighted average number of the Company’s common shares outstanding for the applicable period. The calculation of diluted earnings per common share presents the effect of all potential dilutive common shares that were outstanding during the respective period, unless the effect of doing so is anti-dilutive.

21. Other Operating Expense, Net

Other operating expense, net consists of the following:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Net loss on sale or disposal of assets	$778	$475	$243
Foreign currency transaction losses (gains)	448	504	(132)
Operating expenses for Renewables	—	2,749	2,396
Restructuring charges, net	—	1,273	813
Other, net	374	288	89
Other operating expense, net	$1,600	$5,289	$3,409

Net Loss on Sale or Disposal of Assets

During fiscal year 2015, Renewables disposed of certain biomass foundation and feedstock (primarily established during, and maintained since, fiscal year 2010) utilized to support certain historical business objectives, resulting in a loss on disposal of assets of $1,322 (before consideration of the non-controlling interest amount of $533).

During fiscal year 2015, the Company completed the sale of certain land and building assets historically utilized for warehousing in the Polyester segment. In connection with the sale, the Company recognized a gain on sale of assets of $630. Net proceeds from the sale were remitted directly to a qualified intermediary in anticipation of an exchange under section 1031 of the Internal Revenue Code.

Operating Expenses for Renewables

For fiscal years 2014 and 2013, operating expenses for Renewables (reported net of insignificant revenues of $144 and $79, respectively) included amounts incurred for employee costs, land and equipment rental costs, contract labor, freight costs, operating supplies, product testing and administrative costs, along with $343 and $230 of depreciation and amortization expense, respectively. For fiscal year 2015, such costs are included in cost of sales or selling, general and administrative expenses in the consolidated statement of income.

Restructuring charges, net

The components of restructuring charges, net consist of the following:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Severance	$—	$941	$948
Equipment relocation and reinstallation costs	—	356	—
Other	—	(24)	(135)
Restructuring charges, net	$—	$1,273	$813

Severance

On May 14, 2013, the Company and one of its executive officers entered into a severance agreement that provided severance and certain other benefits through November 2014. On August 12, 2013, the Company and another of its executive officers entered into a severance agreement that provided severance payments through November 2014 and certain other benefits through December 2014. The table below presents changes to accrued severance:

	Balance June 29, 2014	Payments	Adjustments	Balance June 28, 2015
Accrued severance	$374	(355)	(19)	$—

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

Equipment Relocation and Reinstallation Costs

During fiscal year 2014, the Company dismantled and relocated certain polyester draw warping equipment from Monroe, North Carolina to a Burlington, North Carolina facility. The Company also dismantled and relocated certain polyester texturing and twisting equipment between locations in North Carolina and El Salvador. The costs incurred for the relocation of equipment were charged to other operating expense, net within the Polyester Segment as incurred.

22. Other Non-Operating Expense

During fiscal year 2014, the Company recorded an impairment charge of $126 relating to an investment in a former domestic unconsolidated affiliate.

23. Investments in Unconsolidated Affiliates and Variable Interest Entities

Parkdale America, LLC

In June 1997, the Company and Parkdale Mills, Inc. (“Mills”) entered into a Contribution Agreement that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air-jet spinning technologies to create Parkdale America, LLC (“PAL”). In exchange for its contribution, the Company received a 34% ownership interest in PAL, which is accounted for using the equity method of accounting. Effective January 1, 2012, Mills’ interest in PAL was assigned to Parkdale Incorporated. PAL is a limited liability company treated as a partnership for income tax reporting purposes. PAL is a producer of cotton and synthetic yarns for sale to the textile industry and apparel market, both foreign and domestic. PAL has 16 manufacturing facilities located primarily in the southeast region of the U.S. and in Mexico. According to its most recently issued audited financial statements, PAL’s five largest customers accounted for approximately 76% of total revenues and 78% of total gross accounts receivable outstanding. As PAL’s fiscal year end is the Saturday nearest to December 31 and its results are considered significant, the Company files an amendment to each Annual Report on Form 10-K on or before 90 days subsequent to PAL’s fiscal year end to provide PAL’s audited financial statements for PAL’s most recent fiscal year. The Company filed an amendment to its 2014 Form 10-K for the fiscal year ended June 29, 2014 on April 2, 2015 to provide PAL’s audited financial statements for PAL’s fiscal year ended January 3, 2015. The Company expects to file an amendment to this Annual Report on Form 10-K on or before April 1, 2016 to provide PAL’s audited financial statements for PAL’s fiscal year ending January 2, 2016.

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

PAL is subject to price risk related to anticipated fixed-price yarn sales. To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices in order to protect the gross margin of fixed-priced yarn sales. The derivative instruments used are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy. As of June 2015, PAL had no futures contracts designated as cash flow hedges.

As of June 28, 2015, the Company’s investment in PAL was $109,919 and reflected within investments in unconsolidated affiliates in the Consolidated Balance Sheets. The reconciliation between the Company’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of June 28, 2015	$128,258
Initial excess capital contributions	53,363
Impairment charge recorded by the Company in 2007	(74,106)
Anti-trust lawsuit against PAL in which the Company did not participate	2,652
EAP adjustments	(248)
Investment as of June 28, 2015	$109,919

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

On August 28, 2014, PAL acquired the remaining 50% ownership interest in a yarn manufacturer based in Mexico in which PAL was historically a 50% member. The acquisition increases PAL’s regional manufacturing capacity and expands its product offerings and customer base. PAL accounted for the transaction as a business combination under the acquisition method, recognizing the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The Company and PAL concluded that the acquisition did not represent a material business combination. PAL recognized a bargain purchase gain of $4,430 and recorded acquired net assets of $23,644.

On February 27, 2015, PAL purchased two manufacturing facilities, plus inventory, for approximately $13,000 cash, and entered into a yarn supply agreement with the seller. PAL has accounted for the transaction as a business combination under the acquisition method, recognizing the assets acquired and liabilities assumed at their respective provisional fair values as of the acquisition date. The Company and PAL concluded that the acquisition did not represent a material business combination. PAL has recognized a provisional bargain purchase gain of approximately $9,381 in its initial accounting for the acquisition for all identified assets and liabilities. The Company and PAL will continue to review the acquisition accounting during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the assets or liabilities initially recognized, as well as any additional assets or liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts. The acquisition accounting is incomplete, primarily pending final asset valuations.

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

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNF America. The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates. As of June 28, 2015, the Company’s open purchase orders related to this agreement were $2,584.

The Company’s raw material purchases under this supply agreement consist of the following:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
UNF	$3,676	$9,582	$11,752
UNF America	29,922	24,223	22,601
Total	$33,598	$33,805	$34,353

As of June 28, 2015 and June 29, 2014, the Company had combined accounts payable due to UNF and UNF America of $4,038 and $3,966, respectively.

The Company has determined that UNF and UNF America are variable interest entities (“VIEs”) and has also determined that the Company is the primary beneficiary of these entities, based on the terms of the supply agreement. As a result, these entities should be consolidated in the Company’s financial results. As the Company purchases substantially all of the output from the two entities, the two entities’ balance sheets constitute 3% or less of the Company’s current assets, total assets and total liabilities, and such balances are not expected to comprise a larger portion in the future, the Company has not included the accounts of UNF and UNF America in its consolidated financial statements. As of June 28, 2015, the Company’s combined investments in UNF and UNF America were $3,982 and are shown within investments in unconsolidated affiliates

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

in the consolidated balance sheets. The financial results of UNF and UNF America are included in the Company’s financial statements with a one month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with the Company’s accounting policy. Other than the supply agreement discussed above, the Company does not provide any other commitments or guarantees related to either UNF or UNF America.

Condensed balance sheet and income statement information for the Company’s unconsolidated affiliates is presented in the following tables. As PAL is defined as significant, its information is separately disclosed. For the Company’s fiscal year ended June 28, 2015, PAL’s corresponding fiscal period consisted of 53 weeks.

	As of June 28, 2015
	PAL	Other	Total
Current assets	$250,699	$9,273	$259,972
Noncurrent assets	216,708	3,676	220,384
Current liabilities	61,243	4,985	66,228
Noncurrent liabilities	28,935	—	28,935
Shareholders’ equity and capital accounts	377,229	7,964	385,193

The Company’s portion of undistributed earnings	40,138	1,661	41,799

	As of June 29, 2014
	PAL	Other	Total
Current assets	$248,651	$9,187	$257,838
Noncurrent assets	143,720	3,065	146,785
Current liabilities	50,696	5,437	56,133
Noncurrent liabilities	5,432	—	5,432
Shareholders’ equity and capital accounts	336,243	6,815	343,058

	For the Fiscal Year Ended June 28, 2015
	PAL	Other	Total
Net sales	$828,502	$33,496	$861,998
Gross profit	53,042	5,480	58,522
Income from operations	34,873	3,861	38,734
Net income	50,991	4,140	55,131
Depreciation and amortization	33,065	117	33,182

Cash received by PAL under EAP program	18,087	—	18,087
Earnings recognized by PAL for EAP program	17,398	—	17,398

Distributions received	2,468	1,250	3,718

	For the Fiscal Year Ended June 29, 2014
	PAL	Other	Total
Net sales	$841,542	$34,717	$876,259
Gross profit	63,645	3,921	67,566
Income from operations	48,857	2,259	51,116
Net income	52,283	2,529	54,812
Depreciation and amortization	26,222	101	26,323

Cash received by PAL under EAP program	16,909	—	16,909
Earnings recognized by PAL for EAP program	23,509	—	23,509

Distributions received	11,314	1,900	13,214

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

	For the Fiscal Year Ended June 30, 2013
	PAL	Other	Total
Net sales	$785,351	$35,190	$820,541
Gross profit	46,918	4,997	51,915
Income from operations	25,809	3,283	29,092
Net income	27,575	3,330	30,905
Depreciation and amortization	29,500	101	29,601

Cash received by PAL under EAP program	17,369	—	17,369
Earnings recognized by PAL for EAP program	8,744	—	8,744

Distributions received	13,440	1,500	14,940

As of the end of PAL’s fiscal June 2015, June 2014 and fiscal June 2013 periods, PAL’s amounts of deferred revenues related to the EAP program were $0, $0 and $8,791, respectively.

24. Commitments and Contingencies

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

Operating Leases

The Company routinely leases sales and administrative office space, warehousing and distribution centers, manufacturing space, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties. In addition, Renewables leases farm land. Currently, the Company does not sub-lease any of its leased property.

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

Future minimum capital lease payments and future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 28, 2015 for the below fiscal years are:

	Capital leases	Operating leases
Fiscal year 2016	$3,935	$2,547
Fiscal year 2017	3,904	1,913
Fiscal year 2018	3,632	1,482
Fiscal year 2019	3,423	739
Fiscal year 2020	1,787	34
Fiscal years thereafter	1,422	12
Total minimum lease payments	$18,103	$6,727
Less estimated executory costs	(930)
Less interest	(1,438)
Present value of net minimum capital lease payments	15,735
Less current portion of capital lease obligations	(3,385)
Long-term portion of capital lease obligations	$12,350

Rental expenses incurred under operating leases and included in operating income consist of the following:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Rental expenses	$4,214	$3,621	$3,412

Unconditional Obligations

The Company is a party to unconditional obligations for certain utility, equipment purchase and other purchase or service commitments.  These commitments are non-cancelable, have remaining terms in excess of one year and qualify as normal purchases.

On a fiscal year basis, the minimum payments expected to be made as part of such commitments are as follows:

	2016	2017	2018	2019	2020	Thereafter
Unconditional purchase obligations	$7,352	$6,458	$4,294	$2,224	$1,212	$—
Unconditional service obligations	438	385	176	—	—	—
Total unconditional obligations	$7,790	$6,843	$4,470	$2,224	$1,212	$—

For fiscal years 2015, 2014 and 2013, total costs incurred under these commitments consisted of the following:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Costs for unconditional purchase obligations	$28,971	$31,386	$31,953
Costs for unconditional service obligations	7,625	5,932	5,679
Total	$36,596	$37,318	$37,632

25. Related Party Transactions

Related party receivables consist of the following:

	June 28, 2015	June 29, 2014
Cupron, Inc.	$72	$1
Salem Global Logistics, Inc.	3	12
Dillon Yarn Corporation	—	4
Total related party receivables (included within receivables, net)	$75	$17

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

Related party payables consist of the following:

	June 28, 2015	June 29, 2014
Cupron, Inc.	$506	$525
Salem Leasing Corporation	277	272
Dillon Yarn Corporation(1)	117	131
Total related party payables (included within accounts payable)	$900	$928

(1) Excludes amounts related to the contingent consideration, as detailed in “Note 18. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities”

Related party transactions consist of the matters in the table below and the following paragraphs:

		For the Fiscal Years Ended
Affiliated Entity	Transaction Type	June 28, 2015	June 29, 2014	June 30, 2013
Dillon Yarn Corporation	Yarn purchases	$2,000	$3,042	$2,523
Dillon Yarn Corporation	Sales service agreement costs	—	—	349
Dillon Yarn Corporation	Sales	—	1,237	182
Dillon Yarn Corporation	Reimbursement of equipment relocation costs	—	—	75

American Drawtech Company, Inc.	Sales	—	—	884
American Drawtech Company, Inc.	Yarn purchases	—	—	56

Salem Leasing Corporation	Transportation equipment costs	3,633	3,607	3,077
Salem Global Logistics	Freight services	179	25	—

Cupron, Inc.	Sales	925	486	236
Cupron, Inc.	Yarn purchases	281	8	—

Invemed Associates LLC	Brokerage services	3	23	11

Through April 24, 2015, Mr. Mitchel Weinberger was a member of the Company’s Board, President and Chief Operating Officer of Dillon and an Executive Vice President and a director of ADC. In fiscal year 2007, the Company purchased the polyester and nylon texturing operations of Dillon and entered into an agreement under which the Company agreed to pay Dillon for certain sales and services to be provided by Dillon's sales staff and executive management. That agreement expired pursuant to its terms on December 31, 2012. In addition, the Company recorded sales and service income from Dillon and has purchased products from Dillon.

On April 8, 2013, the Company entered a commissioning agreement with Dillon. Under the terms of the agreement, the Company agreed to move Dillon’s draw winding equipment from Dillon’s facility in Dillon, South Carolina and install it in the Company’s polyester texturing facility in Yadkinville, North Carolina. Pursuant to the exercise of an option granted to the Company under the terms of the commissioning agreement, the Company acquired the draw winding equipment and associated business from Dillon on December 2, 2013, as described in “Note 4. Acquisition.”

On March 22, 2013, the Company entered into a Stock Purchase Agreement with Dillon. Pursuant to the Stock Purchase Agreement, the Company repurchased 500 shares of the Company’s common stock from Dillon for an aggregate amount of $8,500. The Company and Dillon negotiated the $17.00 per share price based on an approximately 10% discount to the closing price of the stock on March 20, 2013.

On November 1, 2013, the Company entered into a second Stock Purchase Agreement with Dillon, pursuant to which the Company purchased 150 shares of the Company’s common stock from Dillon, at a negotiated price of $23.00 per share, for $3,450. The purchase price was equal to an approximately 6% discount to the closing price of the common stock on October 31, 2013.

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

On June 18, 2015, the Company entered into a third Stock Purchase Agreement with Dillon. In connection therewith, the Company repurchased 200 shares of the Company’s common stock from Dillon for an aggregate amount of $6,200. The Company and Dillon negotiated the $31.00 per share price based on an approximately 3% discount to the closing price of the stock on June 17, 2015.

The Board approved these stock repurchase transactions in accordance with its related persons transactions policy. Mr. Weinberger was not involved in any decisions by the Board, or any committee thereof, with respect to these stock repurchase transactions.

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

Salem Global Logistics, Inc. is also a wholly-owned subsidiary of Salem Holding Company. During fiscal years 2015 and 2014, the Company earned income by providing for-hire freight services for Salem Global Logistics, Inc.

On November 19, 2012, the Company entered into a capital lease with Salem Leasing Corporation for certain transportation equipment. The present value of the fifteen-year lease was $1,234 and payments are made monthly. The implicit annual interest rate under the lease is approximately 4.6%. The balance of the capital lease obligation as of June 28, 2015 was $1,081.

Mr. William J. Armfield, IV, a member of the Board, holds an indirect minority equity interest in (and is non-executive Chairman of the Board of) Cupron, Inc. (“Cupron”) and is also a director.

Mr. Langone is also the President and Chief Executive Officer of Invemed Associates LLC (“Invemed”). During fiscal years 2015, 2014 and 2013, Invemed provided brokerage services to the Company for the Company’s repurchase of 149, 1,149 and 568 shares of its common stock, respectively, through open market transactions. The Company paid a commission of $.02 per share to Invemed.

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

26. Business Segment Information

The Company has three reportable segments. Operations and revenues for each segment are described below:

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

●

The Nylon Segment manufactures textured yarns (both nylon and polyester) and spandex covered yarns, with sales to knitters and weavers that produce fabric primarily for the apparel and hosiery markets. The Nylon Segment consists of sales and manufacturing operations in the U.S. and Colombia.

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

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

In addition to its reportable segments, the Company’s selected financial information includes an All Other category. All Other consists primarily of Renewables (an operating segment which does not meet quantitative thresholds for reporting), for-hire transportation services and consulting services. Revenue for Renewables is primarily derived from (i) facilitating the use of miscanthus grass as biomass feedstock through service agreements and (ii) delivering harvested miscanthus grass to poultry producers for animal bedding. For-hire revenues are derived from performing common carrier services utilizing the Company’s fleet of transportation equipment. Revenues for consulting services are derived from providing process improvement and change management consulting services to entities across various industries.

The operations within All Other (i) are not subject to review by the chief operating decision maker at a level consistent with the Company’s other operations, (ii) are not regularly evaluated using the same metrics applied to the Company’s other operations and (iii) do not qualify for aggregation with an existing reportable segment. Therefore, such operations do not comprise a reportable segment. Any comparative amounts for All Other in prior year periods are insignificant.

The Company evaluates the operating performance of its reportable segments based upon Segment Adjusted Profit, which is defined as segment gross profit plus segment depreciation and amortization less segment SG&A expenses plus segment other adjustments. Segment operating profit represents segment net sales less cost of sales, restructuring and other charges and SG&A expenses. The accounting policies for the segments are consistent with the Company’s accounting policies. Intersegment sales are accounted for at current market prices.

For the Polyester Segment, fiscal year 2013 contained one additional fiscal week. For the Nylon Segment's operations in the United States, fiscal year 2013 contained one additional fiscal week.

Selected financial information is presented below:

	For the Fiscal Year Ended June 28, 2015
	Polyester	Nylon	International	All Other	Total
Net sales	$377,281	$168,570	$134,992	$6,278	$687,121
Cost of sales	328,575	147,531	113,556	6,754	596,416
Gross profit (loss)	48,706	21,039	21,436	(476)	90,705
SG&A expenses	29,403	9,903	8,689	1,677	49,672
Other operating expense, net	84	16	111	19	230
Segment operating profit (loss)	$19,219	$11,120	$12,636	$(2,172)	$40,803

	For the Fiscal Year Ended June 29, 2014
	Polyester	Nylon	International	Total
Net sales	$389,172	$163,824	$134,906	$687,902
Cost of sales	342,393	143,649	118,598	604,640
Gross profit	46,779	20,175	16,308	83,262
SG&A expenses	28,422	9,531	8,250	46,203
Other operating expense, net	438	(24)	—	414
Segment operating profit	$17,919	$10,668	$8,058	$36,645

	For the Fiscal Year Ended June 30, 2013
	Polyester	Nylon	International	Total
Net sales	$398,707	$164,085	$151,170	$713,962
Cost of sales	363,545	146,033	131,280	640,858
Gross profit	35,162	18,052	19,890	73,104
SG&A expenses	29,114	9,930	8,342	47,386
Other operating expense, net	—	(93)	—	(93)
Segment operating profit	$6,048	$8,215	$11,548	$25,811

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

The reconciliations of segment operating profit to consolidated income before income taxes are as follows:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Polyester	$19,219	$17,919	$6,048
Nylon	11,120	10,668	8,215
International	12,636	8,058	11,548
All Other	(2,172)	—	—
Segment operating profit	40,803	36,645	25,811
Provision (benefit) for bad debts	947	287	(154)
Other operating expense, net	1,370	4,875	3,502
Operating income	38,486	31,483	22,463
Interest income	(916)	(1,790)	(698)
Interest expense	4,025	4,329	4,489
Loss on extinguishment of debt	1,040	—	1,102
Other non-operating expense	—	126	—
Equity in earnings of unconsolidated affiliates	(19,475)	(19,063)	(11,444)
Income before income taxes	$53,812	$47,881	$29,014

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Polyester	$12,789	$11,702	$17,234
Nylon	2,080	2,276	3,070
International	2,101	3,151	3,418
Segment depreciation and amortization expense	16,970	17,129	23,722
Other depreciation and amortization expense	1,073	767	862
Depreciation and amortization expense	$18,043	$17,896	$24,584

Segment other adjustments for each of the reportable segments consist of the following:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Polyester	$249	$637	$618
Nylon	110	(119)	245
International	—	352	115
Segment other adjustments	$359	$870	$978

Segment other adjustments include severance charges, restructuring charges and recoveries, start-up costs and other adjustments necessary to understand and compare the underlying results of the segment.

Segment Adjusted Profit consists of the following:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Polyester	$32,341	$30,696	$23,900
Nylon	13,326	12,801	11,437
International	14,848	11,561	15,081
Segment Adjusted Profit	$60,515	$55,058	$50,418

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

Intersegment sales consist of the following:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Polyester	$165	$651	$1,296
Nylon	133	295	773
International	254	1,474	772
Intersegment sales	$552	$2,420	$2,841

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Polyester	$21,267	$14,701	$5,730
Nylon	2,392	2,284	482
International	1,468	1,637	1,336
Segment capital expenditures	25,127	18,622	7,548
Other capital expenditures	839	469	1,261
Capital expenditures	$25,966	$19,091	$8,809

The reconciliations of segment total assets to consolidated total assets are as follows:

	June 28, 2015	June 29, 2014	June 30, 2013
Polyester	$203,574	$192,697	$185,190
Nylon	71,332	75,397	72,599
International	63,031	81,604	84,151
Segment total assets	337,937	349,698	341,940
Other current assets	5,844	2,549	3,342
Other PP&E	13,544	12,250	11,983
Other non-current assets	5,146	5,341	4,940
Investments in unconsolidated affiliates	113,901	99,229	93,261
Total assets	$476,372	$469,067	$455,466

Geographic Data:

Geographic information for net sales is as follows:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
U.S.	$509,490	$512,496	$519,148
Brazil	101,912	113,448	124,455
Remaining Foreign	75,719	61,958	70,359
Total	$687,121	$687,902	$713,962

Export sales from the Company’s U.S. operations to external customers	$119,548	$100,546	$93,128

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

The information for net sales is based on the operating locations from where the items were produced or distributed.

Geographic information for long-lived assets is as follows:

	June 28, 2015	June 29, 2014	June 30, 2013
U.S.	$242,042	$215,910	$200,958
Brazil	8,207	12,188	16,150
Remaining Foreign	9,237	7,413	8,658
Total	$259,486	$235,511	$225,766

Long-lived assets are comprised of property, plant and equipment, net, intangible assets, net, investments in unconsolidated affiliates and other non-current assets.

Geographic information for total assets is as follows:

	June 28, 2015	June 29, 2014	June 30, 2013
U.S.	$388,766	$362,510	$346,651
Brazil	50,300	70,581	72,735
Remaining Foreign	37,306	35,976	36,080
Total	$476,372	$469,067	$455,466

27. Quarterly Results (Unaudited)

Quarterly financial data and selected highlights are as follows:

	For the Fiscal Quarters Ended
	September 28, 2014	December 28, 2014	March 29, 2015	June 28, 2015
Net sales (1)	$175,561	$164,422	$172,187	$174,951
Gross profit (1)	20,450	22,929	22,007	25,319
Net income including non-controlling interest	6,675	9,122	9,759	14,910
Less: net (loss) attributable to non-controlling interest	(402)	(296)	(257)	(730)
Net income attributable to Unifi, Inc (2).	$7,077	$9,418	$10,016	$15,640

Net income attributable to Unifi, Inc. per common share:
Basic (3)	$0.39	$0.52	$0.55	$0.86
Diluted (3)	$0.37	$0.50	$0.53	$0.83

	For the Fiscal Quarters Ended
	September 29, 2013	December 29, 2013	March 30, 2014	June 29, 2014
Net sales	$168,669	$160,617	$176,864	$181,752
Gross profit	19,985	18,497	19,759	25,021
Net income including non-controlling interest	8,619	6,211	4,454	8,436
Less: net (loss) attributable to non-controlling interest	(251)	(232)	(289)	(331)
Net income attributable to Unifi, Inc.	$8,870	$6,443	$4,743	$8,767

Net income attributable to Unifi, Inc. per common share:
Basic (3)	$0.46	$0.34	$0.25	$0.48
Diluted (3)	$0.44	$0.32	$0.24	$0.46

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

(1)

Net sales and gross profit for the fiscal quarters ended September 28, 2014, December 28, 2014 and March 29, 2015 have been revised to reflect revenues presented for All Other (as described in more detail in “Note 26. Business Segment Information”). Such income had been previously recorded as an offset to cost of sales or other operating expense due to the insignificance of the underlying business activities to the consolidated financial statements.

(2)	Net income attributable to Unifi, Inc. for the quarter ended September 28, 2014 includes a bargain purchase gain recorded by PAL (of which $729 is recognized by the Company).

Net income attributable to Unifi, Inc. for the quarter ended December 28, 2014 includes a net change in deferred tax valuation allowances of $630 recorded as a benefit to the income tax provision.

Net income attributable to Unifi, Inc. for the quarter ended March 29, 2015 includes the following:

a.	a net change in deferred tax valuation allowances of $924 recorded as a benefit to the income tax provision,
b.	renewable energy tax credits of $782 recorded as a benefit to the income tax provision and
c.	an after-tax loss on extinguishment of debt of approximately $676.

Net income attributable to Unifi, Inc. for the quarter ended June 28, 2015 includes the following:

a.	a net change in deferred tax valuation allowances of $1,749 recorded as a benefit to the income tax provision,
b.	a change of $7,822 in the deferred tax liability related to the Company’s indefinite reinvestment assertion,
c.	the reversal of a $3,008 deferred tax asset related to certain intercompany foreign currency transactions which originated in prior years and were settled in the fourth quarter of fiscal year 2015,
d.	a net change in uncertain tax positions of $3,046 recorded to provision for income taxes and
e.	a bargain purchase gain recorded by PAL (of which $1,962 is recognized by the Company).

(3)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.

28. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Interest, net of capitalized interest	$3,304	$3,313	$4,701
Income taxes, net of refunds	17,208	12,569	8,100

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by the Company in both U.S. and foreign jurisdictions.

Non-Cash Investing and Financing Activities

As of June 28, 2015, June 29, 2014 and June 30, 2013, $1,726, $5,023 and $1,586, respectively, were included in accounts payable for unpaid capital expenditures.

During June 2015, the Company sold certain land and building assets. Net proceeds from the sale of $1,390 were remitted directly to a qualified intermediary.

During fiscal year 2015, the Company entered into six capital leases with an aggregate present value of $12,784.

During fiscal year 2014, the Company entered into four capital leases with an aggregate present value of $3,353.

On December 3, 2013, the Company received and retired 134 shares of its common stock, with a fair value of $3,583, tendered in lieu of cash for the exercise of 421 employee stock options.

Unifi, Inc.

Notes to Consolidated Financial Statements - (Continued)

The total fair value of the long-lived assets acquired in the December 2013 purchase of Dillon’s draw winding business was $2,500, and the contingent consideration liability established at the acquisition date was $2,500.

During fiscal year 2013, the Company entered into a capital lease with a present value of $1,234 for certain transportation equipment.