Form 10-Q
period 2015-09-27
UNIFI INC
filed 2015-11-05
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of November 4, 2015 was 17,806,722.

UNIFI, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 27, 2015

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Part I.      FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(amounts in thousands, except share and per share amounts)

	September 27, 2015	June 28, 2015
ASSETS
Cash and cash equivalents	$9,954	$10,013
Receivables, net	84,960	83,863
Inventories	112,778	111,615
Income taxes receivable	201	1,451
Deferred income taxes	2,153	2,383
Other current assets	3,597	6,022
Total current assets	213,643	215,347

Property, plant and equipment, net	149,275	136,222
Deferred income taxes	914	1,539
Intangible assets, net	4,963	5,388
Investments in unconsolidated affiliates	114,448	113,901
Other non-current assets	4,054	3,975
Total assets	$487,297	$476,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$42,398	$45,023
Accrued expenses	13,648	16,640
Income taxes payable	1,437	676
Current portion of long-term debt	14,515	12,385
Total current liabilities	71,998	74,724
Long-term debt	113,710	91,725
Other long-term liabilities	10,443	10,740
Deferred income taxes	89	90
Total liabilities	196,240	177,279
Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized, 17,833,722 and 18,007,749 shares outstanding)	1,783	1,801
Capital in excess of par value	44,373	44,261
Retained earnings	281,378	278,331
Accumulated other comprehensive loss	(38,317)	(26,899)
Total Unifi, Inc. shareholders’ equity	289,217	297,494
Non-controlling interest	1,840	1,599
Total shareholders’ equity	291,057	299,093
Total liabilities and shareholders’ equity	$487,297	$476,372

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(amounts in thousands, except per share amounts)

	For The Three Months Ended
	September 27, 2015	September 28, 2014
Net sales	$162,165	$175,561
Cost of sales	141,181	155,111
Gross profit	20,984	20,450
Selling, general and administrative expenses	10,830	11,649
Provision for bad debts	613	584
Other operating (income) expense, net	(146)	600
Operating income	9,687	7,617

Interest income	(163)	(317)
Interest expense	984	819
Equity in earnings of unconsolidated affiliates	(2,860)	(3,721)
Income before income taxes	11,726	10,836
Provision for income taxes	3,940	4,161
Net income including non-controlling interest	7,786	6,675
Less: net (loss) attributable to non-controlling interest	(239)	(402)
Net income attributable to Unifi, Inc.	$8,025	$7,077

Net income attributable to Unifi, Inc. per common share:
Basic	$0.45	$0.39
Diluted	$0.43	$0.37

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(amounts in thousands)

	For The Three Months Ended
	September 27, 2015	September 28, 2014
Net income including non-controlling interest	$7,786	$6,675
Other comprehensive (loss) income:
Foreign currency translation adjustments	(11,038)	(7,041)
Foreign currency translation adjustments for an unconsolidated affiliate	(399)	—
Reclassification adjustments on interest rate swap	19	104
Other comprehensive loss, net	(11,418)	(6,937)

Comprehensive loss including non-controlling interest	(3,632)	(262)
Less: comprehensive (loss) attributable to non-controlling interest	(239)	(402)
Comprehensive (loss) income attributable to Unifi, Inc.	$(3,393)	$140

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended September 27, 2015

(amounts in thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Unifi, Inc. Shareholders’ Equity	Non-controlling Interest	Total Shareholders’ Equity

Balance at June 28, 2015	18,007	$1,801	$44,261	$278,331	$(26,899)	$297,494	$1,599	$299,093
Options exercised	5	—	60	—	—	60	—	60
Stock-based compensation	—	—	495	—	—	495	—	495
Common stock repurchased and retired under publicly announced programs	(179)	(18)	(443)	(4,978)	—	(5,439)	—	(5,439)
Other comprehensive loss, net	—	—	—	—	(11,418)	(11,418)	—	(11,418)
Contributions from non-controlling interest	—	—	—	—	—	—	480	480
Net income (loss)	—	—	—	8,025	—	8,025	(239)	7,786
Balance at September 27, 2015	17,833	$1,783	$44,373	$281,378	$(38,317)	$289,217	$1,840	$291,057

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(amounts in thousands)

	For The Three Months Ended
	September 27, 2015	September 28, 2014
Cash and cash equivalents at beginning of year	$10,013	$15,907
Operating activities:
Net income including non-controlling interest	7,786	6,675
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(2,860)	(3,721)
Distributions received from unconsolidated affiliates	1,947	—
Depreciation and amortization expense	4,383	4,492
Non-cash compensation expense	284	625
Deferred income taxes	498	(912)
Other, net	170	134
Changes in assets and liabilities:
Receivables, net	(4,276)	(667)
Inventories	(6,298)	(3,209)
Other current assets and income taxes receivable	1,788	508
Accounts payable and accrued expenses	(3,474)	(5,346)
Income taxes payable	839	1,523
Net cash provided by operating activities	787	102

Investing activities:
Capital expenditures	(15,875)	(7,383)
Proceeds from sale of assets	2,088	22
Other, net	(347)	(16)
Net cash used in investing activities	(14,134)	(7,377)

Financing activities:
Proceeds from revolving credit facilities	53,200	45,600
Payments on revolving credit facilities	(30,200)	(55,300)
Proceeds from term loan	—	22,000
Payment on term loan	(2,250)	—
Payments on capital lease obligations	(924)	(208)
Common stock repurchased and retired under publicly announced programs	(5,439)	(4,160)
Proceeds from stock option exercises	60	—
Contributions from non-controlling interest	480	720
Other	(471)	(461)
Net cash provided by financing activities	14,456	8,191

Effect of exchange rate changes on cash and cash equivalents	(1,168)	(1,031)
Net decrease in cash and cash equivalents	(59)	(115)
Cash and cash equivalents at end of period	$9,954	$15,792

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

2. Basis of Presentation; Condensed Notes

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. As contemplated by the instructions of the Securities and Exchange Commission to Form 10-Q, the following notes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end audited consolidated financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended June 28, 2015 (the “2015 Form 10-K”).

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

Fiscal Year

The Company’s current fiscal quarter ended on September 27, 2015, the last Sunday in September. The Company’s Brazilian and Colombian subsidiaries’ fiscal quarter ended on September 30, 2015.  There were no significant transactions or events that occurred between the Company’s fiscal quarter end and its subsidiaries’ fiscal quarter end. The three months ended September 27, 2015 and September 28, 2014 each consisted of thirteen fiscal weeks.

Reclassifications

Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

Net sales, cost of sales and other operating (income) expense, net for the three months ended September 28, 2014 have been revised herein, where applicable, to correspond to the presentation for the three months ended September 27, 2015, consistent with note 27 in the 2015 Form 10-K.

3. Recent Accounting Pronouncements

There have been no newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company's financial statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

4. Receivables, Net

Receivables, net consists of the following:

	September 27, 2015	June 28, 2015
Customer receivables	$87,285	$85,731
Allowance for uncollectible accounts	(1,932)	(1,596)
Reserves for yarn quality claims	(732)	(581)
Net customer receivables	84,621	83,554
Related party receivables	41	75
Other receivables	298	234
Total receivables, net	$84,960	$83,863

Other receivables consist primarily of receivables for duty drawback and refunds from vendors.

The changes in the Company’s allowance for uncollectible accounts and reserves for yarn quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Yarn Quality Claims
Balance at June 28, 2015	$(1,596)	$(581)
Charged to costs and expenses	(613)	(503)
Charged to other accounts	175	30
Deductions	102	322
Balance at September 27, 2015	$(1,932)	$(732)

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

5. Inventories

Inventories consists of the following:

	September 27, 2015	June 28, 2015
Raw materials	$42,345	$42,526
Supplies	4,850	5,404
Work in process	8,118	7,546
Finished goods	58,126	56,844
Gross inventories	113,439	112,320
Inventory reserves	(661)	(705)
Total inventories	$112,778	$111,615

The cost for the majority of the Company’s inventories is determined using the first-in, first-out method. Certain foreign inventories and limited categories of supplies of $24,037 and $28,548 as of September 27, 2015 and June 28, 2015, respectively, were valued under the average cost method.

6. Other Current Assets

Other current assets consists of the following:

	September 27, 2015	June 28, 2015
Prepaid expenses	$1,931	$1,647
Vendor deposits	1,040	1,743
Funds held by qualified intermediary	—	1,390
Value added taxes receivable	613	1,220
Other	13	22
Total other current assets	$3,597	$6,022

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Vendor deposits primarily relate to down payments made toward the purchase of raw materials by the Company’s U.S., Brazilian and Chinese operations. Value added taxes receivable are recoverable taxes associated with sales and purchase activities of the Company’s foreign operations. Prepaid expenses consist of advance payments for insurance, professional fees, membership dues, subscriptions, non-income related tax payments, marketing and information technology services.

During June 2015, the Company sold certain land and building assets historically utilized for warehousing in the Polyester Segment to an unrelated third party. Net proceeds from the sale of $1,390 were remitted directly to a qualified intermediary in anticipation of an exchange under section 1031 of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). Such funds were utilized during August 2015 to complete an exchange and purchase certain land and building assets for use in the Polyester Segment from an unrelated third party.

7. Property, Plant and Equipment, Net

Property, plant and equipment, net (“PP&E”) consists of the following:

	September 27, 2015	June 28, 2015
Land	$3,048	$2,413
Land improvements	11,687	11,709
Buildings and improvements	141,680	141,259
Assets under capital leases	21,525	17,371
Machinery and equipment	525,280	531,225
Computers, software and office equipment	16,578	16,782
Transportation equipment	4,558	4,736
Construction in progress	14,947	6,710
Gross property, plant and equipment	739,303	732,205
Less: accumulated depreciation	(588,700)	(595,094)
Less: accumulated amortization – capital leases	(1,328)	(889)
Total property, plant and equipment, net	$149,275	$136,222

Assets under capital leases consists of the following:

	September 27, 2015	June 28, 2015
Machinery and equipment	$14,745	$12,804
Transportation equipment	5,927	3,714
Building improvements	853	853
Gross assets under capital leases	$21,525	$17,371

During the first quarter of fiscal year 2016, the Company entered into three capital leases for machinery and transportation equipment with an aggregate present value of $4,154.

Internal software development costs within PP&E consist of the following:

	September 27, 2015	June 28, 2015
Internal software development costs	$2,499	$2,473
Accumulated amortization	(2,259)	(2,221)
Net internal software development costs	$240	$252

Depreciation expense, including the amortization of assets under capital leases, internal software development costs amortization, repairs and maintenance expenses, and capitalized interest were as follows:

	For the Three Months Ended
	September 27, 2015	September 28, 2014
Depreciation expense	$3,804	$3,828
Internal software development costs amortization	38	34
Repair and maintenance expenses	4,496	4,658
Capitalized interest	76	47

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

8. Intangible Assets, Net

Intangible assets, net consists of the following:

	September 27, 2015	June 28, 2015
Customer lists	$23,615	$23,615
Non-compete agreements	4,293	4,293
Licenses, trademarks and other	844	837
Total intangible assets, gross	28,752	28,745

Accumulated amortization - customer lists	(19,740)	(19,432)
Accumulated amortization - non-compete agreements	(3,618)	(3,537)
Accumulated amortization – licenses, trademarks and other	(431)	(388)
Total accumulated amortization	(23,789)	(23,357)
Total intangible assets, net	$4,963	$5,388

In fiscal year 2007, the Company purchased the texturing operations of Dillon Yarn Corporation (“Dillon”), included in the Company’s Polyester Segment. The valuation of the customer list acquired ($22,000) was determined by estimating the discounted net earnings attributable to the customer relationships that were purchased after considering items such as possible customer attrition. Based on the length and trend of the projected cash flows, an estimated useful life of thirteen years was determined. The customer list is amortized through December 2019, in a manner which reflects the expected economic benefit that will be received over its thirteen-year life. The non-compete agreement (with a gross basis of $4,000) is amortized through December 2017, using the straight-line method over the period currently covered by the agreement.

On December 2, 2013, the Company acquired certain draw winding assets and the associated business from Dillon, included in the Company’s Polyester Segment. A customer list (with a gross basis of $1,615) and a non-compete agreement (with a gross basis of $50) were recorded in connection with the business combination, utilizing similar valuation methods as described above for the fiscal year 2007 transaction. The customer list is amortized over a nine-year estimated useful life based on the expected economic benefit. The non-compete agreement is amortized using the straight line method over the five-year term of the agreement.

In fiscal year 2012, the Company acquired a controlling interest (and continues to hold such 60% membership interest) in Repreve Renewables, LLC (“Renewables”), an agricultural company focused on the development, production and commercialization of dedicated biomass feedstock for use in the animal bedding, bio energy and bio-based products markets. A non-compete agreement (with a gross basis of $243) for Renewables is amortized using the straight-line method over the five-year term of the agreement. The FREEDOM® Giant Miscanthus (“FGM”) license held by Renewables is amortized using the straight-line method over its estimated useful life of eight years. The FGM license is exclusive through April 26, 2020 and non-exclusive thereafter. The term of the license agreement is through March 5, 2030, which is the term of the related patent. Renewables may elect to extend the exclusive license rights through the term of the agreement by making a one-time payment to Mississippi State University (“MSU”) equal to 25% of the royalties paid to MSU attributable to the ninth year of the agreement.

The Company capitalizes costs incurred to register trademarks for REPREVE® and other PVA products in various countries. The Company has determined that these trademarks have varying useful lives of up to three years and are being amortized using the straight-line method.

Amortization expense for intangible assets consists of the following:

	For the Three Months Ended
	September 27, 2015	September 28, 2014
Customer lists	$308	$399
Non-compete agreements	81	80
Licenses, trademarks and other	43	39
Total amortization expense	$432	$518

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

9. Other Non-Current Assets

Other non-current assets consists of the following:

	September 27, 2015	June 28, 2015
Biomass foundation and feedstock, net	$2,318	$2,151
Debt financing fees	1,525	1,611
Other	211	213
Total other non-current assets	$4,054	$3,975

Biomass foundation and feedstock are currently being developed and propagated by Renewables for potential markets in the animal bedding and bioenergy industries and are reflected net of accumulated depreciation of $75 and $55 at September 27, 2015 and June 28, 2015, respectively. Other consists primarily of vendor deposits.

10. Accrued Expenses

Accrued expenses consists of the following:

	September 27, 2015	June 28, 2015
Payroll and fringe benefits	$8,090	$11,258
Utilities	2,906	2,823
Property taxes	1,170	790
Contingent consideration	563	634
Other	919	1,135
Total accrued expenses	$13,648	$16,640

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

11. Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average	Principal Amounts as of
	Scheduled Maturity Date	Interest Rate as of September 27, 2015 (1)	September 27, 2015	June 28, 2015
ABL Revolver	March 2020	1.7%	$28,000	$5,000
ABL Term Loan	March 2020	2.2%	79,875	82,125
Renewables’ promissory note	September 2020	3.0%	135	—
Term loan from unconsolidated affiliate	August 2016	3.0%	1,250	1,250
Capital lease obligations	(2)	(3)	18,965	15,735
Total debt			128,225	104,110
Current portion of capital lease obligations			(4,240)	(3,385)
Current portion of long-term debt			(10,275)	(9,000)
Total long-term debt			$113,710	$91,725

(1)	The weighted average interest rate as of September 27, 2015 for the ABL Term Loan includes the effects of the interest rate swap with a notional balance of $50,000.
(2)	Scheduled maturity dates for capital lease obligations range from January 2017 to November 2027.
(3)	Interest rates for capital lease obligations range from 2.3% to 4.6%.

On March 26, 2015, the Company and its subsidiary, Unifi Manufacturing, Inc., entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) for a $200,000 senior secured credit facility (the “ABL Facility”) with a syndicate of lenders. The ABL Facility consists of a $100,000 revolving credit facility (the “ABL Revolver”) and a term loan that can be reset up to a maximum amount of $100,000 if certain future conditions are met (the “ABL Term Loan”). The ABL Facility has a maturity date of March 26, 2020. The Company paid $750 to the lenders in connection with the Amended Credit Agreement.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

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

If excess availability under the ABL Revolver falls below the defined Trigger Level, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective. The Trigger Level as of September 27, 2015 was $22,484. In addition, the ABL Facility contains restrictions on certain payments and investments, including restrictions on the payment of dividends and share repurchases. Subject to certain provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at the Company’s discretion.

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

As of September 27, 2015, the Company was in compliance with all financial covenants; the excess availability under the ABL Revolver was $57,089; the consolidated leverage ratio was 1.9 to 1.0; the fixed charge coverage ratio was 2.7 to 1.0; and the Company had $235 of standby letters of credit, none of which have been drawn upon.

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

Renewables’ Promissory Note

In September 2015, Renewables delivered a promissory note in the amount of $135, and cash, to an unrelated third party for the purchase of certain land, consisting of thirty-seven acres located in Seven Springs, North Carolina, valued at $191. Such promissory note bears fixed interest at 3.0%, with principal and interest payable annually over a five-year period.

Renewables’ Term Loan

In September 2015, Renewables entered into a secured debt financing arrangement consisting of a master loan agreement and corresponding term loan supplement, with unrelated parties, with a borrowing capacity of up to $4,000.  In October 2015, Renewables borrowed $4,000.  The agreements include representations and warranties made by Renewables, financial covenants, affirmative and negative covenants and events of default that are usual and customary for financings of this type. Lender recourse does not extend beyond the assets of Renewables. Borrowings will bear interest at LIBOR plus an applicable margin of 3.25%, payable monthly in arrears.

Term Loan from Unconsolidated Affiliate

On August 30, 2012, a foreign subsidiary of the Company entered into an unsecured loan agreement under which it borrowed $1,250 from the Company’s unconsolidated affiliate, U.N.F. Industries Ltd. The loan does not amortize and bears interest at 3%, payable semi-annually. The entire principal balance is due August 30, 2016, the revised maturity date.

Capital Lease Obligations

During the three months ended September 27, 2015, the Company entered into capital leases with an aggregate present value of $4,154. Fixed interest rates for these capital leases range from 3.4% to 3.8%, with maturity dates in August 2020.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal year 2016 and the fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2016	2017	2018	2019	2020	Thereafter
ABL Revolver	$—	$—	$—	$—	$28,000	$—
ABL Term Loan	6,750	9,000	9,000	9,000	46,125	—
Renewables’ promissory note	—	25	26	27	28	29
Capital lease obligations	3,167	4,261	4,128	4,058	2,542	809
Term loan from unconsolidated affiliate	—	1,250	—	—	—	—
Total	$9,917	$14,536	$13,154	$13,085	$76,695	$838

Debt Financing Fees

Debt financing fees are classified within other non-current assets and consist of the following:

Balance at June 28, 2015	$1,611
Additions	14
Amortization charged to interest expense	(100)
Balance at September 27, 2015	$1,525

Interest Expense

Interest expense consists of the following:

	For the Three Months Ended
	September 27, 2015	September 28, 2014
Interest on ABL Facility	$613	$860
Other	212	48
Subtotal of interest on debt obligations	825	908
Reclassification adjustment for interest rate swap	19	104
Amortization of debt financing fees	100	112
Mark-to-market adjustment for interest rate swap	116	(258)
Interest capitalized to property, plant and equipment, net	(76)	(47)
Subtotal of other components of interest expense	159	(89)
Total interest expense	$984	$819

12. Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	September 27, 2015	June 28, 2015
Uncertain tax positions	$4,052	$3,980
Supplemental post-employment plan	3,479	3,690
Contingent consideration	1,219	1,573
Interest rate swap	396	280
Other	1,297	1,217
Total other long-term liabilities	$10,443	$10,740

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

The Company maintains an unfunded supplemental post-employment plan for certain management employees. Each employee’s account is credited annually based upon a percentage of the participant’s base salary, with each participant’s balance adjusted quarterly to reflect returns based upon a stock market index. Amounts are paid to participants only after termination of employment. (Income) expenses recorded for this plan for the quarters ended September 27, 2015 and September 28, 2014 were $(211) and $99, respectively.

Contingent consideration represents the present value of the long-term portion of contingent payments associated with the Company’s December 2013 acquisition of Dillon’s draw winding business. See “Note 16. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” for further discussion.

Other primarily includes certain retiree and post-employment medical and disability liabilities and deferred energy incentive credits.

13. Income Taxes

The effective income tax rates for the three months ended September 27, 2015 and September 28, 2014 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be impacted over the course of the fiscal year by the mix and timing of actual earnings from our U.S. and foreign sources versus annual projections and changes in foreign currency exchange rates in relation to the U.S. Dollar. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

The Company’s income tax provision for the three months ended September 27, 2015 and September 28, 2014 resulted in tax expense of $3,940 and $4,161 with an effective tax rate of 33.6% and 38.4%, respectively.

The effective income tax rate for the current quarter is lower than the U.S. statutory rate due to (i) a decrease in the valuation allowance reflecting the recognition of lower taxable income versus book income for the Company’s investment in Parkdale America, LLC (for which the Company maintains a full valuation allowance), which was partially offset by an increase in the valuation allowance for net operating losses, including Renewables (for which no tax benefit could be recognized); (ii) a lower overall effective tax rate for the Company’s foreign earnings (reflecting free-trade zone sales in El Salvador and lower statutory tax rates in both Brazil and China) and (iii) the domestic production activities deduction. These items were partially offset by (i) state and local taxes net of the assumed federal benefit and (ii) losses in tax jurisdictions for which no tax benefit could be recognized.

The effective income tax rate for the prior year quarter is higher than the U.S. statutory rate due to the impact of state and local taxes, the timing of the Company’s recognition of higher taxable versus book income for Parkdale America, LLC and losses in tax jurisdictions for which no tax benefit could be recognized, partially offset by the domestic production activities deduction.

Components of the Company’s deferred tax valuation allowance are as follows:

	September 27, 2015	June 28, 2015
Investment in a former domestic unconsolidated affiliate	$(6,400)	$(6,503)
Equity-method investment in Parkdale America, LLC	(3,009)	(3,261)
Foreign tax credits	(1,680)	(1,680)
Book versus tax basis difference in Renewables	(1,300)	(1,359)
NOLs related to Renewables	(2,963)	(2,803)
Total deferred tax valuation allowance	$(15,352)	$(15,606)

There have been no significant changes in the Company’s liability for uncertain tax positions since June 28, 2015. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. Management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.

The Company and its domestic subsidiaries file a consolidated federal income tax return, as well as income tax returns in numerous state and foreign jurisdictions. The tax years subject to examination vary by jurisdiction. The Company regularly assesses the outcomes of both completed and ongoing examinations to ensure that the Company’s provision for income taxes is sufficient. Currently, the Company is subject to income tax examinations for U.S. federal income taxes for tax years 2011 through 2015, for foreign income taxes for tax years 2008 through 2015, and for state and local income taxes for tax years 2009 through 2015. The U.S. federal tax returns and state tax returns filed or to-be-filed for the 2011 through 2015 tax years have utilized carryforward tax attributes generated in prior tax years, including net operating losses, which could potentially be revised upon examination.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

14. Shareholders’ Equity

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

The following table summarizes the Company’s repurchases and retirements of its common stock under the 2013 SRP and the 2014 SRP.

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Approximate Dollar Value that May Yet Be Repurchased Under the 2014 SRP
Fiscal year 2013	1,068	$18.08
Fiscal year 2014	1,524	$23.96
Fiscal year 2015	349	$29.72
Fiscal year 2016 (through September 27, 2015)	179	$30.36
Total	3,120	$22.96	$28,376

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

No dividends were paid during the three months ended September 27, 2015 or in the two most recent fiscal years.

15. Stock-based Compensation

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

Stock options

During the quarters ended September 27, 2015 and September 28, 2014, the Company granted stock options to purchase 82 and 150 shares of common stock, respectively, to certain key employees. The stock options vest ratably over the required three-year service period and have ten-year contractual terms. For the quarters ended September 27, 2015 and September 28, 2014, the weighted average exercise price of the options was $32.36 and $27.38 per share, respectively. The Company used the Black-Scholes model to estimate the weighted average grant date fair value of $20.27 and $17.31 per share, respectively.

For options granted, the valuation models used the following assumptions:

	For the Three Months Ended
	September 27, 2015	September 28, 2014
Expected term (years)	7.6	7.3
Risk-free interest rate	2.1%	2.2%
Volatility	60.5%	62.6%
Dividend yield	—	—

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

The Company uses historical data to estimate the expected term and volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the options.

A summary of stock option activity for the quarter ended September 27, 2015 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 28, 2015	934	$12.63
Granted	82	$32.36
Exercised	(5)	$12.02
Forfeited	—	$—
Expired	—	$—
Outstanding at September 27, 2015	1,011	$14.24	5.7	$15,547
Vested and expected to vest as of September 27, 2015	1,003	$14.13	5.7	$15,534
Exercisable at September 27, 2015	796	$10.38	4.8	$15,124

As of September 27, 2015, all options subject to a market condition were vested. During fiscal year 2015, 10 options subject to a market condition vested when the closing price of the Company’s common stock on the New York Stock Exchange was at least $30 per share for thirty consecutive trading days.

At September 27, 2015, the remaining unrecognized compensation cost related to unvested stock options was $2,397, which is expected to be recognized over a weighted average period of 2.4 years.

For the quarter ended September 27, 2015, the total intrinsic value of options exercised was $107. The amount of cash received from the exercise of options was $60 and the tax benefit realized from stock options exercised was $15 for the quarter ended September 27, 2015.

Restricted stock units

The Company may issue, from time to time, restricted stock units (“RSUs”) to the Company’s non-employee directors or certain key employees. See “Note 16. Stock-Based Compensation” included in the 2015 Form 10-K for further information regarding the Company’s RSUs.  No RSUs were granted during the three months ended September 27, 2015 and September 28, 2014.

The Company estimates the fair value of RSUs based on the market price of the Company’s common stock at the award grant date.

A summary of the RSU activity for the quarter ended September 27, 2015 is as follows:

	Non-vested	Weighted Average Grant Date Fair Value	Vested	Total	Weighted Average Grant Date Fair Value
Outstanding at June 28, 2015	20	$18.35	167	187	$15.35
Granted	—	$—	—	—	$—
Vested	(14)	$16.52	14	—	$16.52
Converted	—	$—	—	—	$—
Forfeited	—	$—	—	—	$—
Outstanding at September 27, 2015	6	$22.08	181	187	$15.35

At September 27, 2015, the number of RSUs vested and expected to vest was 187 with an aggregate intrinsic value of $5,513. The aggregate intrinsic value of the 181 vested RSUs at September 27, 2015 was $5,312.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Summary

The total cost charged against income related to all stock-based compensation arrangements is as follows:

	For the Three Months Ended
	September 27, 2015	September 28, 2014
Stock options	$475	$464
RSUs	20	62
Total compensation cost	$495	$526

The total income tax benefit recognized for stock-based compensation was $93 and $101 for the quarters ended September 27, 2015 and September 28, 2014, respectively.

As of September 27, 2015, total unrecognized compensation costs related to all unvested stock-based compensation arrangements was $2,438. The weighted average period over which these costs are expected to be recognized is 2.4 years.

As of September 27, 2015, a summary of the number of securities remaining available for future issuance under equity compensation plans is as follows:

Authorized under the 2013 Plan	1,000
Plus: Awards expired, forfeited or otherwise terminated unexercised from the 2008 LTIP	1
Less: Service-condition options granted	(237)
Less: RSUs granted to non-employee directors	(42)
Available for issuance under the 2013 Plan	722

16. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

The Company may use derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates. The Company does not enter into derivative contracts for speculative purposes.

Foreign currency forward contracts

The Company may enter into foreign currency forward contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases which are denominated in currencies that are not its functional currency. Foreign currency forward contracts are not designated as hedges by the Company and are marked to market each period and offset by the foreign exchange (gains) losses included in other operating (income) expense, net resulting from the underlying exposures of the foreign currency denominated assets and liabilities. As of September 27, 2015, there were no outstanding foreign currency forward contracts.

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

On November 26, 2012, the Company de-designated the interest rate swap as a cash flow hedge. See “Note 17. Accumulated Other Comprehensive Loss” for detail regarding the reclassifications of amounts from accumulated other comprehensive loss related to the interest rate swap.

Contingent consideration

On December 2, 2013, the Company acquired certain assets in a business combination with Dillon and recorded a contingent consideration liability. The fair value of the contingent consideration is measured at each reporting period using a discounted cash flow methodology based on inputs not observable in the market (Level 3 classification in the fair value hierarchy). The inputs to the discounted cash flow model include the estimated payments through the term of the agreement based on an agreed-upon definition and schedule, adjusted to risk-neutral estimates using a market price of risk factor that considers relevant metrics of comparable entities, discounted using an observable cost of debt over the term of the estimated payments. Any change in the fair value from either the passage of time or events occurring after the acquisition date is recorded in other operating (income) expense, net. There have been no significant changes to the inputs or assumptions used to develop the fair value measurement since the acquisition date.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

A reconciliation of the changes in the fair value follows:

Contingent consideration as of June 28, 2015	$2,207
Changes in fair value	32
Payments	(457)
Contingent consideration as of September 27, 2015	$1,782

Based on the present value of the expected future payments, $563 is reflected in accrued expenses and $1,219 is reflected in other long-term liabilities.

The Company’s financial assets and liabilities accounted for at fair value on a recurring basis and the level within the fair value hierarchy used to measure these items are as follows:

As of September 27, 2015	Notional Amount		USD Equivalent	Balance Sheet Location	Fair Value Hierarchy	Fair Value
Interest rate swap	USD	$50,000	$50,000	Other long-term liabilities	Level 2	$(396)
Contingent consideration		—	—	Accrued expenses and other long-term liabilities	Level 3	$(1,782)

As of June 28, 2015	Notional Amount		USD Equivalent	Balance Sheet Location	Fair Value Hierarchy	Fair Value
Interest rate swap	USD	$50,000	$50,000	Other long-term liabilities	Level 2	$(280)
Contingent consideration		—	—	Accrued expenses and other long-term liabilities	Level 3	$(2,207)

Estimates for the fair value of the interest rate swap are obtained from month-end market quotes for contracts with similar terms.

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

There were no transfers into or out of the levels of the fair value hierarchy for the three months ended September 27, 2015 and September 28, 2014.

Non-Financial Assets and Liabilities

The Company did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

17. Accumulated Other Comprehensive Loss

The components and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain On Interest Rate Swap	Accumulated Other Comprehensive Loss
Balance at June 28, 2015	$(26,752)	$(147)	$(26,899)
Other comprehensive (loss) income, net of tax	(11,437)	19	(11,418)
Balance at September 27, 2015	$(38,189)	$(128)	$(38,317)

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

A summary of the pre-tax and after-tax effects of the components of other comprehensive loss for the three months ended September 27, 2015 and September 28, 2014 is provided as follows:

	For the Three Months Ended September 27, 2015
	Pre-tax	After-tax
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(11,038)	$(11,038)
Foreign currency translation adjustments for an unconsolidated affiliate	(399)	(399)
Reclassification adjustment on interest rate swap	19	19
Other comprehensive loss, net	$(11,418)	$(11,418)

	For the Three Months Ended September 28, 2014
	Pre-tax	After-tax
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(7,041)	$(7,041)
Reclassification adjustment on interest rate swap	104	104
Other comprehensive loss, net	$(6,937)	$(6,937)

18. Computation of Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months Ended
	September 27, 2015	September 28, 2014
Basic EPS
Net income attributable to Unifi, Inc.	$8,025	$7,077
Weighted average common shares outstanding	17,921	18,289
Basic EPS	$0.45	$0.39

Diluted EPS
Net income attributable to Unifi, Inc.	$8,025	$7,077

Weighted average common shares outstanding	17,921	18,289
Net potential common share equivalents – stock options and RSUs	629	601
Adjusted weighted average common shares outstanding	18,550	18,890
Diluted EPS	$0.43	$0.37

Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	155	177

Excluded from the calculation of diluted shares:
Unvested options that vest upon achievement of certain market conditions	—	13

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

19. Other Operating (Income) Expense, Net

Other operating (income) expense, net consists of the following:

	For the Three Months Ended
	September 27, 2015	September 28, 2014
Foreign currency transaction (gains) losses	$(90)	$313
Net (gain) loss on sale or disposal of assets	(64)	141
Other, net	8	146
Other operating (income) expense, net	$(146)	$600

20. Investments in Unconsolidated Affiliates and Variable Interest Entities

Parkdale America, LLC

In June 1997, the Company and Parkdale Mills, Inc. (“Mills”) entered into a Contribution Agreement that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air-jet spinning technologies to create Parkdale America, LLC (“PAL”). In exchange for its contribution, the Company received a 34% ownership interest in PAL, which is accounted for using the equity method of accounting. Effective January 1, 2012, Mills’ interest in PAL was assigned to Parkdale Incorporated. PAL is a limited liability company treated as a partnership for income tax reporting purposes. PAL is a producer of cotton and synthetic yarns for sale to the textile industry and apparel market, both foreign and domestic. PAL has 16 manufacturing facilities located primarily in the southeast region of the U.S. and in Mexico. According to its most recently issued audited financial statements, PAL’s five largest customers accounted for approximately 76% of total revenues and 78% of total gross accounts receivable outstanding. As PAL’s fiscal year end is the Saturday nearest to December 31 and its results are considered significant, the Company files an amendment to each Annual Report on Form 10-K on or before 90 days subsequent to PAL’s fiscal year end to provide PAL’s audited financial statements for PAL’s most recent fiscal year. The Company filed an amendment to its 2014 Annual Report on Form 10-K for the fiscal year ended June 29, 2014 on April 2, 2015 to provide PAL’s audited financial statements for PAL’s fiscal year ended January 3, 2015. The Company expects to file an amendment to the 2015 Form 10-K on or before April 1, 2016 to provide PAL’s audited financial statements for PAL’s fiscal year ending January 2, 2016.

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

PAL is subject to price risk related to anticipated fixed-price yarn sales. To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices in order to protect the gross margin of fixed-priced yarn sales. The derivative instruments used are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy. As of September 2015, PAL had no futures contracts designated as cash flow hedges.

As of September 27, 2015, the Company’s investment in PAL was $110,538 and reflected within investments in unconsolidated affiliates in the Consolidated Balance Sheets. The reconciliation between the Company’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of September 27, 2015	$128,859
Initial excess capital contributions	53,363
Impairment charge recorded by the Company in 2007	(74,106)
Anti-trust lawsuit against PAL in which the Company did not participate	2,652
EAP adjustments	(230)
Investment as of September 27, 2015	$110,538

On August 28, 2014, PAL acquired the remaining 50% ownership interest in a yarn manufacturer and related entities based in Mexico (referred to as the Summit Entities). The acquisition increases PAL’s regional manufacturing capacity and expands its product offerings and customer base. PAL accounted for the transaction as a business combination under the acquisition method, recognizing the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The Company and PAL concluded that the acquisition did not represent a material business combination. Upon completion of purchase accounting, PAL recognized a bargain purchase gain of $4,430 and recorded acquired net assets of $23,644, as reflected in PAL’s audited financial statements for PAL’s fiscal year ended January 3, 2015.

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

U.N.F. Industries Ltd.

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

UNF America LLC

In October 2009, the Company and Nilit America Inc. (“Nilit America”) formed a 50/50 joint venture, UNF America LLC (“UNF America”), for the purpose of operating a nylon extrusion facility that manufactures nylon POY. Raw material and production services for UNF America are provided by Nilit America under separate supply and services agreements. UNF America’s fiscal year end is December 31 and it is a limited liability company treated as a partnership for income tax reporting purposes located in Ridgeway, Virginia.

In conjunction with the formation of UNF America, the Company entered into a supply agreement with UNF and UNF America whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNF America. The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates. As of September 27, 2015, the Company’s open purchase orders related to this agreement were $1,868.

The Company’s raw material purchases under this supply agreement consist of the following:

	For the Three Months Ended
	September 27, 2015	September 28, 2014
UNF	$1,021	$788
UNF America	7,142	6,768
Total	$8,163	$7,556

As of September 27, 2015 and June 28, 2015, the Company had combined accounts payable due to UNF and UNF America of $3,193 and $4,038, respectively.

The Company has determined that UNF and UNF America are variable interest entities (“VIEs”) and has also determined that the Company is the primary beneficiary of these entities, based on the terms of the supply agreement. As a result, these entities should be consolidated in the Company’s financial results. As the Company purchases substantially all of the output from the two entities, the two entities’ balance sheets constitute 3% or less of the Company’s current assets, total assets and total liabilities (when excluding reciprocal balances), and such balances are not expected to comprise a larger portion in the future, the Company has not included the accounts of UNF and UNF America in its consolidated financial statements. As of September 27, 2015, the Company’s combined investments in UNF and UNF America were $3,910 and are shown within investments in unconsolidated affiliates in the consolidated balance sheets. The financial results of UNF and UNF America are included in the Company’s financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with the Company’s accounting policy. Other than the supply agreement discussed above, the Company does not provide any other commitments or guarantees related to either UNF or UNF America.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Condensed balance sheet and income statement information for the Company’s unconsolidated affiliates (including reciprocal balances) is presented in the following tables. As PAL is defined as significant, its information is separately disclosed.

	As of September 27, 2015
	PAL	Other	Total
Current assets	$234,290	$13,250	$247,540
Noncurrent assets	219,738	1,139	220,877
Current liabilities	56,291	4,567	60,858
Noncurrent liabilities	18,739	—	18,739
Shareholders’ equity and capital accounts	378,998	9,822	388,820

The Company’s portion of undistributed earnings	41,138	1,574	42,712

	As of June 28, 2015
	PAL	Other	Total
Current assets	$250,699	$9,273	$259,972
Noncurrent assets	216,708	3,676	220,384
Current liabilities	61,243	4,985	66,228
Noncurrent liabilities	28,935	—	28,935
Shareholders’ equity and capital accounts	377,229	7,964	385,193

	For the Three Months Ended September 27, 2015
	PAL	Other	Total
Net sales	$224,065	$9,349	$233,414
Gross profit	7,387	2,330	9,717
Income from operations	3,561	1,849	5,410
Net income	5,729	1,858	7,587
Depreciation and amortization	9,694	37	9,731

Cash received by PAL under EAP program	3,184	—	3,184
Earnings recognized by PAL for EAP program	4,354	—	4,354

Distributions received	947	1,000	1,947

As of the end of PAL’s fiscal September 2015 period, PAL’s amount of deferred revenues related to the EAP program was $0.

	For the Three Months Ended September 28, 2014
	PAL	Other	Total
Net sales	$206,236	$7,360	$213,596
Gross profit	10,969	655	11,624
Income from operations	6,814	293	7,107
Net income	9,964	339	10,303
Depreciation and amortization	7,208	25	7,233

Cash received by PAL under EAP program	4,301	—	4,301
Earnings recognized by PAL for EAP program	4,901	—	4,901

Distributions received	—	—	—

As of the end of PAL’s fiscal September 2014 period, PAL’s amount of deferred revenues related to the EAP program was $0.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

21. Commitments and Contingencies

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

Operating Leases

The Company routinely leases sales and administrative office space, warehousing and distribution centers, manufacturing space, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties. In addition, Renewables leases farm land for use in growing giant miscanthus. Currently, the Company does not sub-lease any of its leased property.

Other Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements. During the current quarter, the Company entered into certain agreements to purchase assets in connection with the construction of a plastic bottle processing plant for the Polyester Segment. Unpaid amounts relating to these agreements total approximately $12,670, and relate to equipment not yet received by the Company.

22. Related Party Transactions

For details regarding the nature of certain related party relationships, see “Note 25. Related Party Transactions” included in the 2015 Form 10-K. There were no new related party transactions during the three months ended September 27, 2015.

Related party receivables consist of the following:

	September 27, 2015	June 28, 2015
Cupron, Inc.	$26	$72
Salem Global Logistics, Inc.	15	3
Total related party receivables (included within receivables, net)	$41	$75

Related party payables consist of the following:

	September 27, 2015	June 28, 2015
Cupron, Inc.	$574	$506
Salem Leasing Corporation	263	277
Total related party payables (included within accounts payable)	$837	$783

Related party transactions consist of the following:

		For the Three Months Ended
Affiliated Entity	Transaction Type	September 27, 2015	September 28, 2014
Salem Leasing Corporation	Transportation equipment costs	$945	$950
Salem Global Logistics, Inc.	Freight service income	62	69

Cupron, Inc.	Sales	105	341

Invemed Associates LLC	Brokerage services	4	2

Through April 24, 2015, Mr. Mitchel Weinberger was a member of the Company’s Board and President and Chief Operating Officer of Dillon. Related party transaction amounts disclosed in prior periods are omitted from current disclosures as entities affiliated with Mr. Weinberger no longer constitute related parties of the Company.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

23. Business Segment Information

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

In addition to its reportable segments, the Company’s selected financial information includes an All Other category. All Other consists primarily of Renewables (an operating segment that does not meet quantitative thresholds for reporting), for-hire transportation services and consulting services. Revenue for Renewables is primarily derived from (i) facilitating the use of miscanthus grass as bio-fuel through service agreements and (ii) delivering harvested miscanthus grass to poultry producers for animal bedding. For-hire transportation services revenues are derived from performing common carrier services utilizing the Company’s fleet of transportation equipment. Revenues for consulting services are derived from providing process improvement and change management consulting services to entities across various industries.

The operations within All Other (i) are not subject to review by the chief operating decision maker at a level consistent with the Company’s other operations, (ii) are not regularly evaluated using the same metrics applied to the Company’s other operations and (iii) do not qualify for aggregation with an existing reportable segment. Therefore, such operations are excluded from reportable segments.

The Company evaluates the operating performance of its segments based upon Segment Profit, which represents segment gross profit plus segment depreciation expense. This measurement of segment profit or loss best aligns segment reporting with the current assessments and evaluations performed by, and information provided to, the chief operating decision maker.

In fiscal year 2015, the Company evaluated the operating performance of its segments based upon a different metric, referred to as Segment Adjusted Profit, which was defined as segment gross profit, plus segment depreciation and amortization, less segment SG&A expenses, plus segment other adjustments. SG&A expenses and other adjustments are no longer significant to the segment evaluations performed by the chief operating decision maker. The Company is providing current and comparative selected financial information below under the current method of evaluating segment profitability.

The accounting policies for the segments are consistent with the Company’s accounting policies. Intersegment sales are omitted from the below financial information, as they are (i) insignificant to the Company’s segments and consolidated operations and (ii) excluded from segment evaluations performed by the chief operating decision maker.

Selected financial information is presented below. As described in note 2, certain amounts previously reported, which comprise operating income for the three months ended September 28, 2014, have been revised to reflect reclassification into the All Other category.

	For the Three Months Ended September 27, 2015
	Polyester	Nylon	International	All Other	Total
Net sales	$90,568	$40,676	$29,371	$1,550	$162,165
Cost of sales	81,279	34,494	23,780	1,628	141,181
Gross profit (loss)	9,289	6,182	5,591	(78)	20,984
Segment depreciation expense	2,811	518	221	152	3,702
Segment Profit	$12,100	$6,700	$5,812	$74	$24,686

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

	For the Three Months Ended September 28, 2014
	Polyester	Nylon	International	All Other	Total
Net sales	$92,978	$44,710	$36,494	$1,379	$175,561
Cost of sales	82,702	39,561	31,181	1,667	155,111
Gross profit (loss)	10,276	5,149	5,313	(288)	20,450
Segment depreciation expense	2,414	462	727	110	3,713
Segment Profit (Loss)	$12,690	$5,611	$6,040	$(178)	$24,163

The reconciliations of segment depreciation expense to consolidated depreciation expense are as follows:

	For the Three Months Ended
	September 27, 2015	September 28, 2014
Polyester	$2,811	$2,414
Nylon	518	462
International	221	727
All Other category	152	110
Segment depreciation expense	3,702	3,713
Other depreciation expense	149	149
Consolidated depreciation expense	$3,851	$3,862

The reconciliations of segment gross profit (loss) to consolidated income before income taxes are as follows:

	For the Three Months Ended
	September 27, 2015	September 28, 2014
Polyester	$9,289	$10,276
Nylon	6,182	5,149
International	5,591	5,313
All Other category	(78)	(288)
Segment gross profit	20,984	20,450
SG&A expenses	10,830	11,649
Provision for bad debts	613	584
Other operating (income) expense, net	(146)	600
Operating income	9,687	7,617
Interest income	(163)	(317)
Interest expense	984	819
Equity in earnings of unconsolidated affiliates	(2,860)	(3,721)
Income before income taxes	$11,726	$10,836

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Three Months Ended
	September 27, 2015	September 28, 2014
Polyester	$13,973	$6,602
Nylon	563	194
International	512	506
All Other category	513	—
Segment capital expenditures	15,561	7,302
Other capital expenditures	314	81
Capital expenditures	$15,875	$7,383

The reconciliations of segment total assets to consolidated total assets are as follows:

	September 27, 2015	June 28, 2015
Polyester	$219,680	$203,574
Nylon	75,138	71,332
International	53,238	63,031
Segment total assets	348,056	337,937
Other current assets	3,920	5,844
Other PP&E	16,164	13,544
Other non-current assets	4,709	5,146
Investments in unconsolidated affiliates	114,448	113,901
Total assets	$487,297	$476,372

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Geographic Data:

Geographic information for net sales based on the operating locations from where the items were produced or distributed, is as follows:

	For the Three Months Ended
	September 27, 2015	September 28, 2014
U.S.	$120,324	$128,382
Brazil	19,904	30,007
Remaining Foreign	21,937	17,172
Total	$162,165	$175,561

Export sales from the Company’s U.S. operations to external customers	$28,874	$27,173

Geographic information for long-lived assets is as follows:

	September 27, 2015	June 28, 2015
U.S.	$257,235	$242,042
Brazil	6,420	8,207
Remaining Foreign	9,085	9,237
Total	$272,740	$259,486

Long-lived assets are comprised of property, plant and equipment, net, intangible assets, net, investments in unconsolidated affiliates and other non-current assets.

Geographic information for total assets is as follows:

	September 27, 2015	June 28, 2015
U.S.	$409,297	$388,766
Brazil	40,444	50,300
Remaining Foreign	37,556	37,306
Total	$487,297	$476,372

24. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Three Months Ended
	September 27, 2015	September 28, 2014
Interest, net of capitalized interest	$762	$870
Income taxes, net of refunds	1,250	3,508

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by the Company in both U.S. and foreign jurisdictions.

Non-Cash Investing and Financing Activities

As of September 27, 2015 and June 28, 2015, $895 and $1,726, respectively, were included in accounts payable for unpaid capital expenditures. As of September 28, 2014 and June 29, 2014, $1,395 and $5,023, respectively, were included in accounts payable for unpaid capital expenditures.

During August 2015, the Company utilized $1,390 of funds held by a qualified intermediary to purchase certain land and building assets.

During the three months ended September 27, 2015, the Company entered into capital leases with an aggregate present value of $4,154.

During the three months ended September 27, 2015, Renewables acquired certain land valued at $191 utilizing a promissory note for $135 and cash.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s operations, and material changes in financial condition, during the periods included in the accompanying Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in the 2015 Form 10-K. Our discussions here focus on our results during, or as of, the first quarter of fiscal year 2016, and the comparable period of fiscal year 2015, and, to the extent applicable, any material changes from the information discussed in the 2015 Form 10-K or other important intervening developments or information. These discussions should be read in conjunction with the 2015 Form 10-K for more detailed and background information.

Forward-Looking Statements

This report contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, which we discuss in detail under Item 1 of the 2015 Form 10-K. Important factors currently known to management that could cause actual results to differ materially from those forward-looking statements include risks and uncertainties associated with economic conditions in the textile industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Item 1A of the 2015 Form 10-K, which discussion is hereby incorporated by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Overview and Significant General Matters

The Company remains committed to making improvements to its core business, growing the market for its value-added products, and generating positive cash flow from operations to fund select capital projects, strategic growth opportunities and potential share repurchases. The Company’s core strategies include: continuously improving all operational and business processes, both to enhance product quality and customer responsiveness and to derive cost efficiencies; enriching our product mix by aggressively growing our higher-margin premier value-added products and increasing our market share of compliant yarns; deriving value from sustainability-based initiatives, including polyester and nylon recycling; increasing sales in global growth markets, including Central America, South America, and China; and maintaining our beneficial joint venture relationships. The Company remains committed to these core business strategies, which it believes will increase our profitability and generate improved cash flows from operations to fund select strategic opportunities that will enhance shareholder value.

The Company has three reportable segments for its operations - the Polyester Segment, the Nylon Segment and the International Segment – as well as certain ancillary operations that include Repreve Renewables, LLC (“Renewables”), for-hire transportation services and consulting services, which comprise an All Other category. The ancillary operations classified within All Other are insignificant for all periods presented; therefore, the Company’s discussion and analysis of those activities is generally limited to their impact on consolidated results, where appropriate.

Significant GAAP and non-GAAP highlights for the September 2015 quarter include the following items, each of which is outlined in more detail below:

●	Gross profit improved to $20,984, or 12.9% of net sales, from $20,450, or 11.6% of net sales, for the prior year first quarter.

●	Net income improved to $8,025, or $0.45 per basic share, on net sales of $162,165, from net income of $7,077, or $0.39 per basic share, on net sales of $175,561 for the prior year first quarter.

●	Adjusted EBITDA (as defined below) was $15,381, an improvement from $14,047 for the prior year first quarter.

●	Adjusted EPS (as defined below) was $0.45 versus $0.37 for the prior year first quarter.

●	The Company repurchased 179 shares of common stock, at an average per share price of $30.36, under the 2014 SRP.

Key Performance Indicators and Non-GAAP Financial Measures

The Company continuously reviews performance indicators to measure its success. The following are the key indicators management uses to assess performance of the Company’s business, including certain GAAP and non-GAAP financial measures:

●	sales volume for the Company and for each of its reportable segments;

●	unit conversion margin, which represents unit net sales price less unit raw material costs, for the Company and for each of its reportable segments;

●	gross profit and gross margin for the Company and for each of its reportable segments;

●	working capital, which represents current assets less current liabilities;

●	net income and earnings per share for the Company;

●

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which represents net income or loss attributable to Unifi, Inc. before net interest expense, income tax expense and depreciation and amortization expense;

●

Adjusted EBITDA Including Equity Affiliates, which represents EBITDA adjusted to exclude non-cash compensation expense, losses on extinguishment of debt and certain other adjustments. Such other adjustments include restructuring charges and start-up costs, gains or losses on sales or disposals of assets, currency and derivative gains or losses, and other operating or non-operating income or expense items necessary to understand and compare the underlying results of the Company;

●

Adjusted EBITDA, which represents Adjusted EBITDA Including Equity Affiliates adjusted to exclude equity in earnings of Parkdale America, LLC (the Company may, from time to time, change the items included within Adjusted EBITDA);

●	Segment Profit, which equals segment gross profit, plus segment depreciation expense;

●

Adjusted Net Income, which represents Net income attributable to Unifi, Inc. calculated under GAAP, adjusted to exclude the approximate after-tax impact of certain income or expense items (as well as specific impacts to the provision for income taxes) necessary to understand and compare the underlying results of the Company. Adjusted Net Income excludes certain amounts that management believes do not reflect the ongoing operations and performance of the Company. Such amounts are excluded from Adjusted Net Income in order to better reflect the Company’s underlying operations and performance;

●	Adjusted EPS, which represents Adjusted Net Income divided by the Company’s basic weighted average common shares outstanding; and

●

Adjusted Working Capital (receivables plus inventory, less accounts payable and certain accrued expenses), which is an indicator of the Company’s production efficiency and ability to manage inventory and receivables.

EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Profit, Adjusted Net Income, Adjusted EPS and Adjusted Working Capital are not determined in accordance with generally accepted accounting principles (“GAAP”) and should not be considered a substitute for performance measures determined in accordance with GAAP. EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Profit, Adjusted Net Income, Adjusted EPS and Adjusted Working Capital are non-GAAP financial measurements that management uses to facilitate its analysis and understanding of the Company’s business operations. Management believes they are useful to investors because they provide a supplemental way to understand the underlying operating performance and debt service capacity of the Company. The calculations of EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Profit, Adjusted Net Income, Adjusted EPS and Adjusted Working Capital are subjective measures based on management’s belief as to which items should be included or excluded in order to provide the most reasonable view of the underlying operating performance of the business.

Select Segment and Reconciliation Information

The following tables present select financial information on a Segment basis, or set forth the reconciliations of non-GAAP financial measures used by the Company.

	For the Three Months Ended September 27, 2015
	Polyester	Nylon	International	All Other	Total
Net sales	$90,568	$40,676	$29,371	$1,550	$162,165
Cost of sales	81,279	34,494	23,780	1,628	141,181
Gross profit (loss)	9,289	6,182	5,591	(78)	20,984
Segment depreciation expense	2,811	518	221	152	3,702
Segment Profit	$12,100	$6,700	$5,812	$74	$24,686

Net sales in the All Other category includes $107, $1,396 and $47 for Renewables, for-hire transportation services and consulting services, respectively.

	For the Three Months Ended September 28, 2014
	Polyester	Nylon	International	All Other	Total
Net sales	$92,978	$44,710	$36,494	$1,379	$175,561
Cost of sales	82,702	39,561	31,181	1,667	155,111
Gross profit (loss)	10,276	5,149	5,313	(288)	20,450
Segment depreciation expense	2,414	462	727	110	3,713
Segment Profit (Loss)	$12,690	$5,611	$6,040	$(178)	$24,163

Net sales in the All Other category includes $57, $1,322 and $0 for Renewables, for-hire transportation services and consulting services, respectively.

The reconciliations of segment depreciation expense to consolidated depreciation expense are as follows:

	For the Three Months Ended
	September 27, 2015	September 28, 2014
Polyester	$2,811	$2,414
Nylon	518	462
International	221	727
All Other category	152	110
Segment depreciation expense	3,702	3,713
Other depreciation expense	149	149
Consolidated depreciation expense	$3,851	$3,862

All Other depreciation expense for the three months ended September 27, 2015 includes $81 and $71 for Renewables and for-hire transportation services, respectively. All Other depreciation expense for the three months ended September 28, 2014 includes $75 and $35 for Renewables and for-hire transportation services, respectively.

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Three Months Ended
	September 27, 2015	September 28, 2014
Polyester	$13,973	$6,602
Nylon	563	194
International	512	506
All Other category	513	—
Segment capital expenditures	15,561	7,302
Other capital expenditures	314	81
Capital expenditures	$15,875	$7,383

Other capital expenditures for the three months ended September 27, 2015 includes $441 and $72 for Renewables and for-hire transportation services, respectively.

The reconciliations of Net income attributable to Unifi, Inc. to EBITDA, Adjusted EBITDA Including Equity Affiliates and Adjusted EBITDA are presented below. Certain line items below are not reflective of consolidated amounts due to the impact of non-controlling interest.

	For the Three Months Ended
	September 27, 2015	September 28, 2014
Net income attributable to Unifi, Inc.	$8,025	$7,077
Interest expense, net	821	502
Provision for income taxes	3,940	4,161
Depreciation and amortization expense	4,241	4,341
EBITDA	17,027	16,081

Non-cash compensation expense	284	625
Foreign currency transaction (gains) losses	(90)	313
Net (gain) loss on sale or disposal of assets	(53)	85
Other, net	178	347
Adjusted EBITDA Including Equity Affiliates	17,346	17,451

Equity in earnings of Parkdale America, LLC	(1,965)	(3,404)
Adjusted EBITDA	$15,381	$14,047

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

	For the Three Months Ended September 27, 2015
	Income Before Income Taxes	Net Income	Basic EPS
GAAP results	$11,726	$8,025	$0.45
Change in uncertain tax positions	—	72	—
Net gain on sale or disposal of assets	(64)	(39)	—
Adjusted results	$11,662	$8,058	$0.45

Weighted average common shares outstanding			17,921

	For the Three Months Ended September 28, 2014
	Income Before Income Taxes	Net Income	Basic EPS
GAAP results	$10,836	$7,077	$0.39
Bargain purchase gain for an equity affiliate	(1,122)	(690)	(0.03)
Change in specific tax valuation allowances	—	294	0.01
Change in uncertain tax positions	—	23	—
Net loss on sale or disposal of assets	141	52	—
Adjusted results	$9,855	$6,756	$0.37

Weighted average common shares outstanding			18,289

Results of Operations

First Quarter of Fiscal Year 2016 Compared to First Quarter of Fiscal Year 2015

Consolidated Overview

The components of net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts are presented in the table below.

	For the Three Months Ended
	September 27, 2015		September 28, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$162,165	100.0	$175,561	100.0	(7.6)
Cost of sales	141,181	87.1	155,111	88.4	(9.0)
Gross profit	20,984	12.9	20,450	11.6	2.6
Selling, general and administrative expenses	10,830	6.7	11,649	6.6	(7.0)
Provision for bad debts	613	0.3	584	0.3	5.0
Other operating (income) expense, net	(146)	(0.1)	600	0.3	nm
Operating income	9,687	6.0	7,617	4.4	27.2
Interest expense, net	821	0.5	502	0.3	63.5
Equity in earnings of unconsolidated affiliates	(2,860)	(1.7)	(3,721)	(2.1)	(23.1)
Income before income taxes	11,726	7.2	10,836	6.2	8.2
Provision for income taxes	3,940	2.4	4,161	2.4	(5.3)
Net income including non-controlling interest	7,786	4.8	6,675	3.8	16.6
Less: net (loss) attributable to non-controlling interest	(239)	(0.1)	(402)	(0.2)	(40.5)
Net income attributable to Unifi, Inc.	$8,025	4.9	$7,077	4.0	13.4

nm – change is not meaningful

Consolidated Net Sales

Consolidated net sales for the September 2015 quarter decreased by $13,396, or 7.6%, as compared to the prior year September quarter. The decrease was attributable to (i) unfavorable currency translation due to the devaluation of the Brazilian Real versus the U.S. Dollar, (ii) lower sales volumes for our Brazilian subsidiary due to soft local markets, (iii) lower average pricing in the Polyester and Nylon Segments, driven by reductions in raw material costs as well as sales mix changes in the Nylon Segment and (iv) a decline in sales volumes for certain domestic product lines, partially offset by (a) an increase in regional Polyester Texturing sales and PVA sales volumes and (b) higher sales volume and prices for our China subsidiary. PVA products for the quarter comprised approximately 33% of the Company’s consolidated net sales as compared to 30% for fiscal year 2015.

Consolidated sales volumes decreased 1.8% from the prior period as volumes decreased 7.0% in the Nylon Segment, due to the timing of seasonal shutdowns and changes in inventory levels for certain customers, along with a volume decrease of 5.8% in the International Segment, driven by lower manufactured and resale product volumes in Brazil due to soft local markets, partially offset by the success of PVA programs in China. Polyester Segment sales volumes increased 1.2% as the Company experienced higher sales of its PVA products, partially offset by competitive pressure from low-priced imports on certain of its sales volumes for commodity-based products.

Consolidated sales pricing declined approximately 6%, primarily due to (i) the devaluation of the Brazilian Real versus the U.S. Dollar, (ii) lower pricing in the Polyester Segment due to lower raw material costs and (iii) lower pricing in the Nylon Segment due to changes in sales mix and lower raw material costs, partially offset by pricing improvements attributable to (a) the continued success of PVA programs and (b) local currency sales price increases for our Brazil subsidiary.

Consolidated Gross Profit

Gross profit for the September 2015 quarter increased by $534, or 2.6%, as compared to the prior year September quarter, reflecting increases in gross profit for the Nylon and International Segments, partially offset by a decrease in the Polyester Segment.  Lower gross profit for the Polyester Segment was primarily driven by (i) the impact on volumes from low-priced imports, (ii) manufacturing variances with respect to the timing of shut-down periods and (iii) an increase in depreciation expense due to recent capital expenditures, partially offset by mix enrichment achieved through increased demand for our PVA yarns.  Gross profit increased for the Nylon Segment primarily due to improved margins for textured and air covered products, partially offset by lower sales volumes in certain other product lines. Gross profit increased for the International Segment due to (i) higher sales volumes and higher gross margins in China due to the transition of certain PVA programs from the Nylon Segment and (ii) improved gross margins in Brazil on a local currency basis, partially offset by unfavorable currency translation due to the devaluation of the Brazilian Real against the U.S. Dollar and lower sales volumes for Brazil manufactured and resale products.

Further details regarding the changes in net sales and gross profit from the prior fiscal period follow.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Three Months Ended
	September 27, 2015		September 28, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$90,568	100.0	$92,978	100.0	(2.6)
Cost of sales	81,279	89.7	82,702	88.9	(1.7)
Gross profit	9,289	10.3	10,276	11.1	(9.6)
Depreciation expense	2,811	3.1	2,414	2.6	16.4
Segment Profit	$12,100	13.4	$12,690	13.7	(4.6)

The change in net sales from the first quarter of fiscal year 2015 to the first quarter of fiscal year 2016 for the Polyester Segment is as follows:

Net sales for the first quarter of fiscal year 2015	$92,978
Decrease in average selling price	(3,508)
Increase in sales volumes	1,098
Net sales for the first quarter of fiscal year 2016	$90,568

The overall decrease in net sales is primarily attributable to (i) a lower average selling price for several product lines in connection with lower raw material costs (approximately ten cents per pound) and (ii) lower sales volumes within the commodity portion of our product offering due to pressure from low-priced imports. An increase in sales volumes is driven by textured polyester yarn due to continued growth in the NAFTA and CAFTA region and greater demand for the Company’s PVA yarns.

The change in Segment Profit from the first quarter of fiscal year 2015 to the first quarter of fiscal year 2016 for the Polyester Segment is as follows:

Segment Profit for the first quarter of fiscal year 2015	$12,690
Decrease in underlying gross margins	(740)
Increase in sales volumes	150
Segment Profit for the first quarter of fiscal year 2016	$12,100

Polyester Segment Profit was favorably impacted by mix enrichment achieved through increased demand for our PVA yarns and increased sales volumes for regional textured yarns. However, an overall decrease in Segment Profit for the Polyester Segment was due to (i) the impact on sales volumes and gross margins from low-priced commodity-based imports (driving comparative unit conversion margins to essentially flat), and (ii) manufacturing variances with respect to the timing of shut-down periods.

Polyester Segment net sales and Segment Profit as a percentage of total consolidated amounts were 55.8% and 49.0% for the first quarter of fiscal year 2016, compared to 53.0% and 52.5% for the first quarter of fiscal year 2015, respectively.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Three Months Ended
	September 27, 2015		September 28, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$40,676	100.0	$44,710	100.0	(9.0)
Cost of sales	34,494	84.8	39,561	88.5	(12.8)
Gross profit	$6,182	15.2	$5,149	11.5	20.1
Depreciation expense	518	1.3	462	1.0	12.1
Segment Profit	$6,700	16.5	$5,611	12.5	19.4

The change in net sales from the first quarter of fiscal year 2015 to the first quarter of fiscal year 2016 for the Nylon Segment is as follows:

Net sales for the first quarter of fiscal year 2015	$44,710
Decrease in sales volumes	(3,124)
Decrease in average selling price and change in sales mix	(910)
Net sales for the first quarter of fiscal year 2016	$40,676

The decrease in net sales is attributable to (i) lower sales volume, primarily due to (a) the timing of shut-down periods and changes in inventory levels for certain customers and (b) changes in sales mix as a result of the transitioning of certain PVA sales programs from the U.S. to China and (ii) a decrease in pricing following the decline in raw material costs, partially offset by increased sales volume for certain covered yarns.

The change in Segment Profit from the first quarter of fiscal year 2015 to the first quarter of fiscal year 2016 for the Nylon Segment is as follows:

Segment Profit for the first quarter of fiscal year 2015	$5,611
Improvement in underlying gross margins	1,481
Decrease in sales volumes	(392)
Segment Profit for the first quarter of fiscal year 2016	$6,700

The increase in Segment Profit was primarily due to (i) an increase in sales volumes and margins for certain covered yarns and (ii) improved margins and lower converting costs for textured yarns (despite lower volumes). These favorable changes were partially offset by the transitioning of certain PVA sales programs from the U.S. to China (as the transition generates an overall net decrease in sales volumes for the Nylon Segment).

Nylon Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 25.1% and 27.1% for the first quarter of fiscal year 2016, compared to 25.4% and 23.2% for the first quarter of fiscal year 2015, respectively.

International Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Three Months Ended
	September 27, 2015		September 28, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$29,371	100.0	$36,494	100.0	(19.5)
Cost of sales	23,780	81.0	31,181	85.4	(23.7)
Gross profit	$5,591	19.0	$5,313	14.6	5.2
Depreciation expense	221	0.8	727	2.0	(69.6)
Segment Profit	$5,812	19.8	$6,040	16.6	(3.8)

The change in net sales from the first quarter of fiscal year 2015 to the first quarter of fiscal year 2016 for the International Segment is as follows:

Net sales for the first quarter of fiscal year 2015	$36,494
Unfavorable currency translation effects	(10,802)
Decrease in sales volumes	(2,108)
Improvement in average selling price and change in sales mix	5,787
Net sales for the first quarter of fiscal year 2016	$29,371

The decrease in net sales was attributable to (i) unfavorable currency translation due to the devaluation of the Brazilian Real versus the U.S. Dollar (using a weighted average exchange rate of 3.53 Real/U.S. Dollar versus 2.28) and (ii) 9% lower sales volumes for our Brazilian subsidiary due to soft local markets. Conversely, sales volumes for our subsidiary in China increased 10%, benefiting from several new sales programs, including the transitioning of certain PVA sales programs from the Company’s U.S. operations. Improvements in average selling price and sales mix were achieved by (i) increased local-currency pricing for our Brazil subsidiary and (ii) strong margins for PVA products for our China subsidiary.

The change in Segment Profit from the first quarter of fiscal year 2015 to the first quarter of fiscal year 2016 for the International Segment is as follows:

Segment Profit for the first quarter of fiscal year 2015	$6,040
Improvements in underlying gross margins	1,965
Unfavorable currency translation effects	(1,844)
Decrease in sales volumes	(349)
Segment Profit for the first quarter of fiscal year 2016	$5,812

The decrease in Segment Profit was attributable to (i) unfavorable currency translation effects due to the devaluation of the Brazilian Real against the U.S. Dollar and (ii) lower sales volume for our subsidiary in Brazil due to soft market conditions. The decrease was partially offset by (i) an increase in sales volumes and margins for our subsidiary in China, driven by the factors described in the net sales analysis above and (ii) for our subsidiary in Brazil, improved unit conversion margin for both manufactured and resale products, including the benefit of increased pricing (on a local currency basis).

International Segment net sales and Segment Profit as a percentage of total consolidated amounts were 18.1% and 23.5% for the first quarter of fiscal year 2016, compared to 20.8% and 25.0% for the first quarter of fiscal year 2015, respectively.

Consolidated Selling, General and Administrative Expenses

The change in selling, general and administrative (“SG&A”) expenses from the first quarter of fiscal year 2015 to the first quarter of fiscal year 2016 is as follows:

Selling, general and administrative expenses for the first quarter of fiscal year 2015	$11,649
Decrease in non-cash compensation expense	(341)
Decrease in sales commissions and service fees	(120)
Decrease in professional fees	(115)
Decrease in depreciation and amortization expenses	(82)
Increase in consumer marketing and branding expenses	283
Other, net	(444)
Selling, general and administrative expenses for the first quarter of fiscal year 2016	$10,830

Total SG&A expenses were lower versus the prior year quarter, with changes among various components, including (as quantified in the table above): (i) a decrease in non-cash compensation expense for an unfunded post-employment plan, driven by changes in a significant equity market index, (ii) a decrease in sales commissions and service fees primarily due to changes in sales agency agreements, (iii) a decrease in professional fees due to a reduction in out-sourced auxiliary tax, legal and other services, (iv) a decrease in depreciation and amortization expenses due to lower amortization of customer lists and (v) a net decrease among other items, including the impact of currency translation, employee costs, insurance and facilities expenses. These decreases were partially offset by an increase in consumer marketing and branding expenses resulting from the timing of expenses for advertising and sponsorship agreements, primarily for REPREVE®.

Consolidated Provision for Bad Debts

Provision for bad debts increased $29, from $584 for the first quarter of fiscal year 2015 to $613 for the first quarter of fiscal year 2016. Each period is primarily comprised of a provision for specifically identified customer balances originating in the Company’s Brazilian operations, for which the Company has determined recovery to be unlikely.

Consolidated Other Operating (Income) Expense, Net

Other operating (income) expense, net decreased by $746 from an expense of $600 for the first quarter of fiscal year 2015 to income of $146 for the first quarter of fiscal year 2016, consisting of the following:

	For the Three Months Ended
	September 27, 2015	September 28, 2014
Foreign currency transaction (gains) losses	(90)	313
Net (gain) loss on sale or disposal of assets	$(64)	$141
Other, net	8	146
Other operating (income) expense, net	$(146)	$600

The decrease was driven by a year-over-year decrease of $403 in foreign currency transaction (gains) losses, as the prior period primarily included losses for our Brazilian subsidiary, while the current period primarily included gains for our Colombian subsidiary. The change in other, net is primarily attributable to certain post-employment expenses and accretion expense (for a contingent consideration liability) included in the prior year quarter.

Consolidated Interest Expense, Net

Interest expense, net increased from $502 for the first quarter of fiscal year 2015 to $821 for the first quarter of fiscal year 2016, and reflected the following components:

	For the Three Months Ended
	September 27, 2015	September 28, 2014
Interest on ABL Facility	$613	$860
Other	212	48
Subtotal of interest on debt obligations	825	908
Reclassification adjustment for interest rate swap	19	104
Amortization of debt financing fees	100	112
Mark-to-market adjustment for interest rate swap	116	(258)
Interest capitalized to property, plant and equipment, net	(76)	(47)
Subtotal of other components of interest expense	159	(89)
Total interest expense	984	819
Interest income	(163)	(317)
Interest expense, net	$821	$502

The change in interest expense, net from the prior period is primarily attributable to the $374 net unfavorable change in the mark-to-market adjustments for the Company’s $50,000 interest rate swap, which is subject to external factors such as changes in third party estimates or forecasts for interest rates.

Interest on debt obligations was impacted by (i) an increase in the average debt balance from $107,864 for the first quarter of fiscal year 2015 to $121,821 for the first quarter of fiscal year 2016, while (ii) the weighted average interest rate declined from 3.3% to 2.5%. The $13,942 increase in the average outstanding debt balance was primarily a result of the Company’s investment in capital projects and new capital leases. The annual weighted average interest rate decline is primarily due to the favorable amended terms (established March 26, 2015) for the Company’s credit facility.

Interest income in each period includes earnings recognized on cash equivalents held globally. Interest income decreased from the comparative prior year period due to a lower average balance of interest-bearing cash equivalents held by our Brazil subsidiary (where interest rates are highest among the Company’s subsidiaries).

Consolidated Earnings from Unconsolidated Affiliates

For the first quarter of fiscal year 2016, the Company generated $11,726 of income before income taxes, of which $2,860 was generated from its investments in unconsolidated affiliates. For the first quarter of fiscal year 2015, the Company generated $10,836 of income before income taxes, of which $3,721 was generated from its investments in unconsolidated affiliates.

The Company’s 34% share of PAL’s earnings decreased from $3,404 in the first quarter of fiscal year 2015 to $1,965 in the first quarter of fiscal year 2016, primarily attributable to (i) a bargain purchase gain (the Company’s share of which was $1,122) recognized in the prior year quarter by PAL from the acquisition of the remaining 50% joint venture interest in a yarn manufacturer based in Mexico (referred to as Summit), (ii) lower earnings recognized under the Farm Bill’s economic adjustment assistance program in the current period as compared to the prior year period and (iii) lower operating margins primarily as a result of higher startup and depreciation expenses in connection with recent expansions. The remaining change in earnings from unconsolidated affiliates relates to improved combined operating results for the Company’s two nylon extrusion joint ventures that supply POY to the Company’s Nylon Segment, resulting from increased volumes and lower raw material costs.

Consolidated Income Taxes

The Company’s income tax provision for the current quarter resulted in tax expense of $3,940, with an effective tax rate of 33.6%. The Company’s income tax provision for the prior year quarter resulted in tax expense of $4,161, with an effective tax rate of 38.4%.

The effective income tax rate for the current quarter is lower than the U.S. statutory rate due to (i) a decrease in the valuation allowance reflecting the recognition of lower taxable income versus book income for the Company’s investment in PAL (for which the Company maintains a full valuation allowance), which was partially offset by an increase in the valuation allowance for net operating losses, including Renewables (for which no tax benefit could be recognized); (ii) a lower overall effective tax rate for the Company’s foreign earnings (reflecting free-trade zone sales in El Salvador and lower statutory tax rates in both Brazil and China) and (iii) the domestic production activities deduction. These items were partially offset by (a) state and local taxes net of the assumed federal benefit and (b) losses in tax jurisdictions for which no tax benefit could be recognized.

The effective income tax rate for the prior year quarter is higher than the U.S. statutory rate due to the impact of state and local taxes, the timing of the Company’s recognition of higher taxable versus book income for PAL and losses in tax jurisdictions for which no tax benefit could be recognized, partially offset by the domestic production activities deduction.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for the first quarter of fiscal year 2016 was $8,025, or $0.45 per basic share, compared to $7,077, or $0.39 per basic share, for the prior period. As discussed above, the increase is primarily attributable to (i) an increase in gross profit, (ii) a decrease in SG&A expenses and (iii) a decrease in the effective tax rate, partially offset by lower earnings from unconsolidated affiliates.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures, debt service and stock repurchases. The Company’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver of its credit facility, as described below. For the first quarter of fiscal year 2016, cash generated from operations was $787, and at September 27, 2015, excess availability under the ABL Revolver was $57,089.

As of September 27, 2015, $126,840 of the Company’s $128,225 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while a substantial portion of the Company’s cash and cash equivalents were held by other subsidiaries within the consolidated group. Cash and cash equivalents held by such other subsidiaries may not be presently available to fund the Company’s domestic capital requirements, including its domestic debt obligations. The Company employs a variety of tax planning and financing strategies to ensure that its worldwide cash is available in the locations where it is needed. For the Company’s U.S., Brazilian and other foreign subsidiaries, the following table presents a summary of cash and cash equivalents, liquidity, working capital and total debt obligations as of September 27, 2015:

	U.S.	Brazil	All Others (1)	Total
Cash and cash equivalents	$13	$2,647	$7,294	$9,954
Borrowings available under ABL Revolver	57,089	—	—	57,089
Liquidity	$57,102	$2,647	$7,294	$67,043

Working capital	$90,781	$30,507	$20,357	$141,645
Total debt obligations	$126,840	$—	$1,385	$128,225

(1)	Includes Renewables. Although Renewables operates in the U.S., presenting its liquidity measures separate from U.S. operations provides a more accurate depiction of the Company’s domestic liquidity.

As of September 27, 2015, $57,738 of earnings and profits of the Company’s foreign operations are deemed to be permanently reinvested, including all cash and cash equivalents on-hand at the Company’s wholly-owned foreign subsidiaries. In accordance with ASC 740-30-25-17, the Company has no current or deferred tax liabilities recorded (which considers any applicable U.S. federal income taxes and foreign withholding taxes) based on this indefinite reinvestment assertion. Nevertheless, in future periods, the Company will continue to assess the existing circumstances, including any changes in tax laws, and reevaluate the necessity for any deferred tax liability. Computation of the potential tax liabilities associated with indefinitely reinvested earnings is not practicable.

Debt Obligations

On March 26, 2015, the Company and its subsidiary, Unifi Manufacturing, Inc., entered into an Amended and Restated Credit Agreement (as subsequently amended on June 26, 2015, the “Amended Credit Agreement”) for a $200,000 senior secured credit facility (the “ABL Facility”) with a syndicate of lenders. The ABL Facility consists of a $100,000 revolving credit facility (the “ABL Revolver”) and a term loan that can be reset up to a maximum amount of $100,000 if certain future conditions are met (the “ABL Term Loan”). The ABL Facility has a maturity date of March 26, 2020.

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

As of September 27, 2015, the Company was in compliance with all financial covenants; the excess availability under the ABL Revolver was $57,089; the consolidated leverage ratio was 1.9 to 1.0; and the fixed charge coverage ratio was 2.7 to 1.0.

The following table presents the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average	Principal Amounts as of
	Scheduled Maturity Date	Interest Rate as of September 27, 2015 (1)	September 27, 2015	June 28, 2015
ABL Revolver	March 2020	1.7%	$28,000	$5,000
ABL Term Loan	March 2020	2.2%	79,875	82,125
Renewables’ promissory note	September 2020	3.0%	135	—
Term loan from unconsolidated affiliate	August 2016	3.0%	1,250	1,250
Capital lease obligations	(2)	(3)	18,965	15,735
Total debt			128,225	104,110
Current portion of capital lease obligations			(4,240)	(3,385)
Current portion of long-term debt			(10,275)	(9,000)
Total long-term debt			$113,710	$91,725
(1)	The weighted average interest rate as of September 27, 2015 for the ABL Term Loan includes the effects of the interest rate swap with a notional balance of $50,000.
(2)	Scheduled maturity dates for capital lease obligations range from January 2017 to November 2027.
(3)	Interest rates for capital lease obligations range from 2.3% to 4.6%.

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal year 2016 and the fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2016	2017	2018	2019	2020	Thereafter
ABL Revolver	$—	$—	$—	$—	$28,000	$—
ABL Term Loan	6,750	9,000	9,000	9,000	46,125	—
Renewables’ promissory note	—	25	26	27	28	29
Capital lease obligations	3,167	4,261	4,128	4,058	2,542	809
Term loan from unconsolidated affiliate	—	1,250	—	—	—	—
Total	$9,917	$14,536	$13,154	$13,085	$76,695	$838

Further discussion of the terms and conditions of the Amended Credit Agreement and Company’s existing indebtedness is outlined in “Note 11. Long-Term Debt” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Repreve Renewables, LLC

During the first quarter of fiscal year 2016, Renewables incurred $135 of seller-financed debt for the purchase of thirty-seven acres of land located in Seven Springs, North Carolina, valued at $191. The related promissory note bears fixed interest at 3.0%, with principal and interest payable annually over a five-year period. Also, Renewables entered into a secured debt financing arrangement, consisting of a master loan agreement and corresponding term loan supplement with a borrowing capacity of $4,000, with CoBank, ACB and Carolina Farm Credit, ACA. The financing arrangement includes representations and warranties made by Renewables, financial covenants, affirmative and negative covenants and events of default that are usual and customary for financings of this type. Lender recourse does not extend beyond the assets of Renewables.

In October 2015, Renewables borrowed $4,000 on the above term loan, under which borrowings will bear interest at LIBOR plus an applicable margin of 3.25%, payable monthly in arrears. Principal payments of $111 per month begin in September 2019 and are payable through July 2022, followed by a final payment equal to the remaining unpaid principal balance in August 2022.

These borrowings will help Renewables (i) accelerate expansion of its operations, including the construction of a new processing center in North Carolina and (ii) secure additional land leases and execute its fiscal 2016 planting targets, which are intended to meet the growing demand for giant miscanthus in applications as poultry bedding and bio-fuel.

Working Capital

Working capital increased from $140,623 as of June 28, 2015 to $141,645 as of September 27, 2015, while Adjusted Working Capital increased from $133,973 to $141,836.

The following table presents a summary of the components of the Company’s Adjusted Working Capital and the reconciliation from Adjusted Working Capital to working capital:

	September 27, 2015	June 28, 2015
Receivables, net	$84,960	$83,863
Inventories	112,778	111,615
Accounts payable	(42,398)	(45,023)
Accrued expenses (1)	(13,504)	(16,482)
Adjusted Working Capital	141,836	133,973
Cash and cash equivalents	9,954	10,013
Other current assets	5,951	9,856
Accrued interest	(144)	(158)
Other current liabilities	(15,952)	(13,061)
Working capital	$141,645	$140,623
(1)	Excludes accrued interest

The increase in receivables, net is primarily attributable to a comparative decrease in customer receipts (a decrease in receivable turns), partially offset by the devaluation of the Brazilian Real versus the U.S. Dollar. The increase in inventories (and decrease in inventory turns) represents a greater amount of finished goods and raw material units on-hand (primarily for our domestic operations), partially offset by lower raw material costs and devaluation of the Brazilian Real versus the U.S. Dollar. The decrease in accounts payable reflects the timing of vendor payments primarily with respect to capital expenditures (as accounts payable at June 28, 2015 was comprised of a larger portion of unpaid capital expenditures) and lower raw material costs. The decrease in accrued expenses is primarily attributable to the payment of amounts due for variable compensation earned in fiscal year 2015. Working capital was further impacted by a decrease in other current assets due to (i) a decrease in the income tax receivable due to the timing of payments and (ii) the utilization of proceeds held by a qualified intermediary to purchase certain fixed assets in August 2015. An increase in other current liabilities further impacted working capital, reflecting (i) the classification of $1,250 to current maturities of long-term debt for a term loan from an unconsolidated affiliate and (ii) an increase in short-term payments due for capital lease obligations resulting from the addition of capital leases during the period.

Capital Projects

In addition to its normal working capital requirements, the Company requires cash to fund capital projects. The Company expects to invest approximately $85,000 in capital projects over the course of fiscal years 2016 and 2017, which is inclusive of approximately $10,000 of maintenance capital expenditures per year (expenditures that extend the useful life of existing assets and/or increase the capabilities or production capacity of the assets). This estimate reflects initiatives to expand our existing business and pursue PVA growth opportunities, including backward integration into plastic bottle processing and bottle flake production, primarily for the Polyester Segment, specifically for REPREVE®. During the first three months of fiscal year 2016, the Company invested approximately $18,000 in capital projects, primarily for machinery and transportation equipment.

The total amount for such fiscal years could be more or less depending on the timing and scale of contemplated initiatives, and is expected to be funded by a combination of cash from operations, borrowings under the ABL Revolver and new capital lease obligations. The Company expects the capital projects undertaken over the course of fiscal years 2016 and 2017 to provide significant benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

As a result of our continued focus on REPREVE® and other PVA yarns as part of our mix enrichment strategy, we may incur additional expenditures for capital projects, beyond the currently estimated amount, as we pursue new, currently unanticipated, opportunities in order to expand our manufacturing capabilities for these products, for other strategic growth initiatives or to further streamline our manufacturing process, in which case we may be required to increase the amount of our working capital and long-term borrowings. If our strategy is successful, we would expect higher gross profit as a result of the combination of potentially higher sales volumes and an improved mix from higher-margin yarns.

Stock Repurchase Program

The Company repurchased a total of 179 shares during the current quarter, at an average price of $30.36. As of September 27, 2015, the Company has repurchased a total of 3,120 shares, at an average price of $22.96 (for a total of $71,665 inclusive of commission costs) pursuant to its two Board-approved stock repurchase programs. $28,376 remains available under the current Board-approved stock repurchase program as of September 27, 2015.

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

Cash Provided by Operating Activities

Net cash provided by operating activities increased from $102 for the prior year quarter to $787 for the current quarter. The increase is primarily attributable to (i) $1,947 of distributions from unconsolidated affiliates received in the current quarter, when no such receipts occurred in the comparative prior quarter and (ii) higher net income (including non-controlling interest) of $1,111 in the current quarter. The increase in distributions from unconsolidated affiliates is driven by timing. The increase in net income is discussed above, and is attributable to higher gross profits, lower SG&A expenses and a lower effective tax rate.

These increases were partially offset by unfavorable changes in working capital (also discussed above under the caption “Working Capital” for the current period) primarily due to (i) a comparative decline in customer receipts, (ii) an increase in inventories primarily attributable to the expansion of domestic recycling operations and (iii) other changes due to the timing of vendor payments, partially offset by a comparatively lower payout of variable compensation in the current quarter and lower raw material costs. Working capital changes for customer receipts and inventories were less significant in the prior period than the current period. However, the prior period changes were partially offset by a higher payout of variable compensation and higher raw material costs.

Cash Used in Investing Activities and Financing Activities

The Company utilized $14,134 for net investing activities and provided $14,456 from net financing activities during the current quarter. Significant investing activities include $15,875 for capital expenditures, which primarily relate to the addition of machinery, equipment and infrastructure for the Company’s new plastic bottle processing plant at our existing location in Reidsville, North Carolina, which is expected to begin production in the middle of calendar year 2016, along with other capital expenditures to improve the Company’s manufacturing flexibility and capability to produce PVA products and to increase the capacity of our REPREVE® Recycling Center. Significant financing activities include $20,750 for net borrowings on the ABL Facility and $5,439 for stock repurchases.

Contractual Obligations

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements.

Changes to the Company’s obligations under various debt and financing arrangements during the current quarter have been outlined in “Note 11. Long-Term Debt” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, with supplemental discussions above in this Item 2.

During the current quarter, the Company entered into certain agreements to purchase assets in connection with the construction of a plastic bottle processing plant (as previously discussed) for the Polyester Segment. Unpaid amounts relating to these agreements total approximately $12,670, and relate to equipment not yet received by the Company. During the current quarter, the Company also purchased certain land and building assets that were previously under an operating lease with monthly payments of $55.

There have been no further material changes in the scheduled maturities of the Company’s contractual obligations as disclosed in the table under the subheading “Contractual Obligations” of Item 7 in the 2015 Form 10-K.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The SEC has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimates from quarter to quarter could materially impact the presentation of the financial statements. The Company’s critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2015 Form 10-K. There have been no material changes to these policies during the current period.

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

Interest Rate Risk

The Company is exposed to interest rate risk through its borrowing activities.  As of September 27, 2015, the Company had borrowings under its ABL Revolver and ABL Term Loan that totaled $107,875 and contained variable rates of interest; however, the Company hedges a significant portion of such interest rate variability using an interest rate swap.  After considering the variable rate debt obligations that have been hedged and the Company’s outstanding debt obligations with fixed rates of interest, the Company’s sensitivity analysis shows that a 50-basis point increase in LIBOR as of September 27, 2015 would result in an increase of $289 in annual interest expense.

Currency Exchange Rate Risk

The Company conducts its business in various foreign countries and in various foreign currencies. Each of the Company’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose the Company to foreign currency exchange risk. The Company may enter into foreign currency forward contracts to hedge this exposure. The Company may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments. As of September 27, 2015, the Company had no outstanding foreign forward currency contracts.

A significant portion of raw materials purchased by the Company’s Brazilian subsidiary are denominated in U.S. Dollars, requiring the Company to regularly exchange Brazilian Real. During recent years, and most notably in fiscal year 2015, the Company has been negatively impacted by a devaluation of the Brazilian Real. For fiscal year 2015, the Brazilian Real declined approximately 40% in relation to the U.S. Dollar, thereby reducing the utility of cash and cash equivalents held by the Company’s Brazilian subsidiary. Further devaluation of the Brazilian Real occurred during the first quarter of fiscal year 2016. Predicting fluctuations in the Brazilian Real is impracticable. Discussion and analysis surrounding the impact of the devaluation of the Brazilian Real on the Company’s results of operations is included above in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

As of September 27, 2015, the Company’s subsidiaries outside the U.S., whose functional currency is other than the U.S. Dollar, held approximately 11.4% of the Company’s consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of September 27, 2015, $7,464, or 75.0%, of the Company’s cash and cash equivalents were held outside the U.S., of which approximately $1,132 were held in U.S. Dollar equivalents.

More information regarding the Company’s derivative financial instruments as of September 27, 2015 is provided in “Note 16. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Evaluation of disclosure controls and procedures. As of September 27, 2015, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. During the Company’s first quarter of fiscal year 2016, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or to which any of its property is the subject.

Item 1A.	RISK FACTORS

There are no material changes to the Company's risk factors set forth under “Item 1A. Risk Factors” in the 2015 Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) The following table summarizes the Company’s purchases of its common stock during the fiscal quarter ended September 27, 2015, all of which purchases were made under the stock repurchase program approved by the Board on April 23, 2014, under which the Company is authorized to acquire up to $50,000 of common stock. The repurchase program has no stated expiration or termination date, and there is no time limit or specific time frame for repurchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

6/29/15 – 7/27/15	—	$—	—	$33,811
7/28/15 – 8/27/15	179	$30.36	179	28,376
8/28/15 – 9/27/15	—	$—	—	28,376
Total	179	$30.36	179

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
The Company has long-term debt but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Company. The Company agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.
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
101+

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2015, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statement of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

+ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: November 5, 2015	By:	/s/ CHRISTOPHER A. SMOSNA
Christopher A. Smosna
Vice President and Treasurer, and Interim Chief Financial Officer
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
The Company has long-term debt but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Company. The Company agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.
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
101+

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2015, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statement of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

+ Filed herewith