Form 10-Q
period 2015-12-27
UNIFI INC
filed 2016-02-04
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2015

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

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of January 25, 2016 was 17,839,916.

UNIFI, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 27, 2015

Part I.      FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(amounts in thousands, except share and per share amounts)

	December 27, 2015	June 28, 2015
ASSETS
Cash and cash equivalents	$19,417	$10,013
Receivables, net	78,149	83,863
Inventories	108,975	111,615
Income taxes receivable	4,190	1,451
Other current assets	3,572	6,022
Total current assets	214,303	212,964

Property, plant and equipment, net	159,210	136,222
Deferred income taxes	1,467	3,922
Intangible assets, net	4,554	5,388
Investments in unconsolidated affiliates	113,710	113,901
Other non-current assets	4,497	3,975
Total assets	$497,741	$476,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$36,455	$45,023
Accrued expenses	11,254	16,640
Income taxes payable	655	676
Current portion of long-term debt	15,050	12,385
Total current liabilities	63,414	74,724
Long-term debt	121,837	91,725
Other long-term liabilities	10,867	10,740
Deferred income taxes	3,241	90
Total liabilities	199,359	177,279
Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized, 17,822,065 and 18,007,749 shares outstanding)	1,782	1,801
Capital in excess of par value	45,371	44,261
Retained earnings	287,139	278,331
Accumulated other comprehensive loss	(37,880)	(26,899)
Total Unifi, Inc. shareholders’ equity	296,412	297,494
Non-controlling interest	1,970	1,599
Total shareholders’ equity	298,382	299,093
Total liabilities and shareholders’ equity	$497,741	$476,372

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(amounts in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net sales	$156,336	$164,422	$318,501	$339,983
Cost of sales	134,523	141,493	275,704	296,604
Gross profit	21,813	22,929	42,797	43,379
Selling, general and administrative expenses	12,419	12,971	23,249	24,620
Provision for bad debts	559	62	1,172	646
Other operating expense (income), net	206	(38)	60	562
Operating income	8,629	9,934	18,316	17,551
Interest income	(166)	(309)	(329)	(626)
Interest expense	816	1,209	1,800	2,028
Equity in earnings of unconsolidated affiliates	(303)	(3,281)	(3,163)	(7,002)
Income before income taxes	8,282	12,315	20,008	23,151
Provision for income taxes	2,088	3,193	6,028	7,354
Net income including non-controlling interest	6,194	9,122	13,980	15,797
Less: net (loss) attributable to non-controlling interest	(270)	(296)	(509)	(698)
Net income attributable to Unifi, Inc.	$6,464	$9,418	$14,489	$16,495

Net income attributable to Unifi, Inc. per common share:
Basic	$0.36	$0.52	$0.81	$0.90
Diluted	$0.35	$0.50	$0.78	$0.88

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(amounts in thousands)

	For the Three Months Ended		For the Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net income including non-controlling interest	$6,194	$9,122	$13,980	$15,797
Other comprehensive income (loss):
Foreign currency translation adjustments	515	(5,483)	(10,523)	(12,524)
Foreign currency translation adjustments for an unconsolidated affiliate	(97)	(371)	(496)	(371)
Reclassification adjustments on interest rate swap	19	89	38	193
Other comprehensive income (loss), net	437	(5,765)	(10,981)	(12,702)

Comprehensive income including non-controlling interest	6,631	3,357	2,999	3,095
Less: comprehensive (loss) attributable to non-controlling interest	(270)	(296)	(509)	(698)
Comprehensive income attributable to Unifi, Inc.	$6,901	$3,653	$3,508	$3,793

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(amounts in thousands)

	For The Six Months Ended
	December 27, 2015	December 28, 2014
Cash and cash equivalents at beginning of year	$10,013	$15,907
Operating activities:
Net income including non-controlling interest	13,980	15,797
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(3,163)	(7,002)
Distributions received from unconsolidated affiliates	2,947	—
Depreciation and amortization expense	8,676	8,986
Non-cash compensation expense	1,552	1,897
Excess tax benefit on stock-based compensation plans	(80)	(100)
Deferred income taxes	5,266	1,620
Other, net	(285)	48
Changes in assets and liabilities:
Receivables, net	2,673	14,239
Inventories	(2,302)	(7,005)
Other current assets and income taxes receivable	(1,646)	(4,330)
Accounts payable and accrued expenses	(12,420)	(11,741)
Income taxes payable	(350)	(2,897)
Other non-current assets	(9)	53
Other non-current liabilities	553	—
Net cash provided by operating activities	15,392	9,565

Investing activities:
Capital expenditures	(27,419)	(13,442)
Proceeds from sale of assets	2,103	101
Other, net	(707)	(91)
Net cash used in investing activities	(26,023)	(13,432)

Financing activities:
Proceeds from ABL Revolver	87,800	79,400
Payments on ABL Revolver	(76,600)	(86,400)
Proceeds from ABL Term Loan	17,375	22,000
Payments on ABL Term Loan	(4,500)	(2,813)
Proceeds from a term loan supplement	4,000	—
Proceeds from construction financing	790	—
Payments on capital lease obligations	(1,971)	(417)
Common stock repurchased and retired under publicly announced programs	(6,211)	(4,160)
Proceeds from stock option exercises	60	36
Excess tax benefit on stock-based compensation plans	80	100
Contributions from non-controlling interest	880	720
Other	(484)	(542)
Net cash provided by financing activities	21,219	7,924

Effect of exchange rate changes on cash and cash equivalents	(1,184)	(2,067)
Net increase in cash and cash equivalents	9,404	1,990
Cash and cash equivalents at end of period	$19,417	$17,897

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

In addition to the Company’s operations described above, the Company’s investments include, but are not limited to, (i) a 60% controlling membership interest in Repreve Renewables, LLC (“Renewables”), an agricultural company focused on the development, production and commercialization of dedicated biomass feedstock for use in the animal bedding, bio-energy and other bio-based products markets; and (ii) a 34% non-controlling partnership interest in Parkdale America, LLC (“PAL”), a producer of cotton and synthetic yarns for sale to the textile industry and apparel market, both foreign and domestic.

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

Fiscal Year

The Company’s current fiscal quarter ended on December 27, 2015, the last Sunday in December. The Company’s Brazilian, Colombian and Chinese subsidiaries’ fiscal quarter ended on December 31, 2015. There were no significant transactions or events that occurred between the Company’s fiscal quarter end and its subsidiaries’ fiscal quarter end. The three months ended December 27, 2015 and December 28, 2014 each consisted of thirteen fiscal weeks. The six months ended December 27, 2015 and December 28, 2014 each consisted of twenty-six fiscal weeks.

Reclassifications

Certain reclassifications of prior years’ data have been made to conform to the current year presentation. Also see note 3.

Net sales, cost of sales, selling, general and administrative (“SG&A”) expenses, and other operating expense (income), net for the three months and six months ended December 28, 2014 have been revised herein, where applicable, to correspond to the presentation for the three and six months ended December 27, 2015, consistent with note 27 in the 2015 Form 10-K.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

3. Recent Accounting Pronouncements

During the current fiscal quarter, the Company early adopted Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU eliminates the existing requirement for entities to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, upon adoption, entities are required to classify all deferred tax assets and liabilities as noncurrent. Adopting this ASU provides simplification in the presentation of deferred tax assets and liabilities and alignment with International Financial Reporting Standards.

The Condensed Consolidated Balance Sheets as of December 27, 2015 and June 28, 2015 presented within this Quarterly Report on Form 10-Q reflect the revised presentation requirements of ASU 2015-17, as outlined in the table below.

	June 28, 2015 As Previously Reported	Adjustments Due to Adoption of ASU 2015-17	June 28, 2015 As Adjusted

Deferred income taxes (within total current assets)	$2,383	$(2,383)	$—
Total current assets	215,347	(2,383)	212,964

Deferred income taxes (within non-current assets)	1,539	2,383	3,922
Total assets	476,372	—	476,372

Deferred income taxes (within non-current liabilities)	90	—	90
Total liabilities	177,279	—	177,279

There have been no other newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company's financial statements.

4. Receivables, Net

Receivables, net consists of the following:

	December 27, 2015	June 28, 2015
Customer receivables	$80,847	$85,731
Allowance for uncollectible accounts	(2,363)	(1,596)
Reserves for yarn quality claims	(719)	(581)
Net customer receivables	77,765	83,554
Related party receivables	79	75
Other receivables	305	234
Total receivables, net	$78,149	$83,863

Other receivables consist primarily of receivables for duty drawback and refunds due from vendors.

The changes in the Company’s allowance for uncollectible accounts were as follows:

Allowance for Uncollectible Accounts
Balance at June 28, 2015	$(1,596)
Charged to costs and expenses	(1,172)
Charged to other accounts	159
Deductions	246
Balance at December 27, 2015	$(2,363)

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

5. Inventories

Inventories consists of the following:

	December 27, 2015	June 28, 2015
Raw materials	$38,819	$42,526
Supplies	5,120	5,404
Work in process	5,685	7,546
Finished goods	60,265	56,844
Gross inventories	109,889	112,320
Inventory reserves	(914)	(705)
Total inventories	$108,975	$111,615

The cost for the majority of the Company’s inventories is determined using the first-in, first-out method. Certain foreign inventories and limited categories of supplies of $25,210 and $28,426 as of December 27, 2015 and June 28, 2015, respectively, were valued under the average cost method.

6. Property, Plant and Equipment, Net

Property, plant and equipment, net (“PP&E”) consists of the following:

	December 27, 2015	June 28, 2015
Land	$3,055	$2,413
Land improvements	12,017	11,709
Buildings and improvements	142,443	141,259
Assets under capital leases	21,525	17,371
Machinery and equipment	527,439	531,225
Computers, software and office equipment	16,871	16,782
Transportation equipment	4,529	4,736
Construction in progress	25,454	6,710
Gross property, plant and equipment	753,333	732,205
Less: accumulated depreciation	(592,336)	(595,094)
Less: accumulated amortization – capital leases	(1,787)	(889)
Total property, plant and equipment, net	$159,210	$136,222

Assets under capital leases consists of the following:

	December 27, 2015	June 28, 2015
Machinery and equipment	$14,745	$12,804
Transportation equipment	5,927	3,714
Building improvements	853	853
Gross assets under capital leases	$21,525	$17,371

During the six months ended December 27, 2015, the Company entered into capital leases for machinery and transportation equipment with an aggregate present value of $4,154.

Depreciation expense and repairs and maintenance expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Depreciation expense	$3,756	$3,829	$7,598	$7,691
Repairs and maintenance expenses	4,005	4,290	8,501	8,948

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

7. Intangible Assets, Net

Intangible assets, net consists of the following:

	December 27, 2015	June 28, 2015
Customer lists	$23,615	$23,615
Non-compete agreements	4,293	4,293
Licenses, trademarks and other	864	837
Total intangible assets, gross	28,772	28,745

Accumulated amortization - customer lists	(20,049)	(19,432)
Accumulated amortization - non-compete agreements	(3,698)	(3,537)
Accumulated amortization – licenses, trademarks and other	(471)	(388)
Total accumulated amortization	(24,218)	(23,357)
Total intangible assets, net	$4,554	$5,388

Amortization expense for intangible assets consists of the following:

	For the Three Months Ended		For the Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Total amortization expense	$429	$519	$861	$1,037

8. Accrued Expenses

Accrued expenses consists of the following:

	December 27, 2015	June 28, 2015
Payroll and fringe benefits	$6,038	$11,258
Utilities	1,986	2,823
Property taxes	1,563	790
Contingent consideration	394	634
Other	1,273	1,135
Total accrued expenses	$11,254	$16,640

See note 14 for further information regarding the contingent consideration. Other consists primarily of employee-related claims and payments, interest, marketing expenses, freight expenses, rent, deferred incentives and other non-income related taxes.

9. Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

			Principal Amounts as of
	Scheduled Maturity Date	Weighted Average Interest Rate as of December 27, 2015 (1)	December 27, 2015	June 28, 2015
ABL Revolver	March 2020	2.3%	$16,200	$5,000
ABL Term Loan	March 2020	2.2%	95,000	82,125
Renewables’ promissory note	September 2020	3.0%	135	—
Renewables’ term loan	August 2022	3.5%	4,000	—
Term loan from unconsolidated affiliate	August 2016	3.0%	1,250	1,250
Capital lease obligations	(2)	(3)	17,917	15,735
Construction financing	(4)	(4)	2,385	—
Total debt			136,887	104,110
Current portion of capital lease obligations			(4,274)	(3,385)
Current portion of long-term debt			(10,776)	(9,000)
Total long-term debt			$121,837	$91,725
(1)	The weighted average interest rate as of December 27, 2015 for the ABL Term Loan includes the effects of the interest rate swap with a notional balance of $50,000.
(2)	Scheduled maturity dates for capital lease obligations range from January 2017 to November 2027.
(3)	Interest rates for capital lease obligations range from 2.3% to 4.6%.
(4)	Refer to the discussion under the subheading “—Construction Financing” for further information.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

On March 26, 2015, the Company and its subsidiary, Unifi Manufacturing, Inc., entered into an Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”) for a $200,000 senior secured credit facility (the “ABL Facility”) with a syndicate of lenders. The ABL Facility consists of a $100,000 revolving credit facility (the “ABL Revolver”) and a term loan that can be reset up to a maximum amount of $100,000, once per fiscal year, if certain conditions are met (the “ABL Term Loan”). Such a principal increase occurred during the quarter ended December 27, 2015, as described below under the subheading “—Second Amendment”. The ABL Facility has a maturity date of March 26, 2020.

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

ABL Facility

The ABL Facility is secured by a first-priority perfected security interest in substantially all owned property and assets (together with proceeds and products) of Unifi, Inc., Unifi Manufacturing, Inc. and certain subsidiary guarantors (the “Loan Parties”). It is also secured by a first-priority security interest in all (or 65% in the case of certain first-tier controlled foreign corporations, as required by the lenders) of the stock of (or other ownership interests in) each of the Loan Parties (other than the Company) and certain subsidiaries of the Loan Parties, together with all proceeds and products thereof.

If excess availability under the ABL Revolver falls below the defined Trigger Level, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective. The Trigger Level as of December 27, 2015 was $24,375. In addition, the ABL Facility contains restrictions on certain payments and investments, including restrictions on the payment of dividends and share repurchases. Subject to certain provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at the Company’s discretion.

As of December 27, 2015, the Company was in compliance with all financial covenants and the excess availability under the ABL Revolver was $65,125. At December 27, 2015 the fixed charge coverage ratio was 2.8 to 1.0 and the Company had $210 of standby letters of credit, none of which have been drawn upon.

Second Amendment

On November 19, 2015, the Company entered into the Second Amendment to Amended and Restated Credit Agreement dated March 26, 2015 (“Second Amendment”). The Second Amendment increased the percentage applied to real estate valuations, on a one-time basis, from 60% to 75%, for purposes of calculating the Term Loan collateral. Simultaneous to entering into the Second Amendment, the Company entered into the Fourth Amended and Restated Term Note, thereby resetting the ABL Term Loan balance to $95,000. Pursuant to the Second Amendment, the ABL Term Loan is subject to quarterly amortizing payments of $2,375.

Renewables’ Promissory Note

In September 2015, Renewables delivered a promissory note in the amount of $135, and cash, to an unrelated third party for the purchase of certain land, consisting of thirty-seven acres located in Seven Springs, North Carolina, valued at $191. Such promissory note bears fixed interest at 3.0%, with principal and interest payable annually over a five-year period. Recourse does not extend beyond the assets of Renewables.

Renewables’ Term Loan

In September 2015, Renewables entered into a secured debt financing arrangement consisting of a master loan agreement and corresponding term loan supplement, with unrelated parties, with a borrowing capacity of up to $4,000. In October 2015, Renewables borrowed $4,000. The agreements include representations and warranties made by Renewables, financial covenants, affirmative and negative covenants and events of default that are usual and customary for financings of this type. Borrowings bear interest at LIBOR plus an applicable margin of 3.25%, payable monthly in arrears. Lender recourse does not extend beyond the assets of Renewables.

Capital Lease Obligations

During the six months ended December 27, 2015, the Company entered into capital leases with an aggregate present value of $4,154. Fixed interest rates for these capital leases range from 3.4% to 3.8%, with maturity dates in August 2020.

Unifi, Inc.

Notes to Condensed Conslidated Financial Statements (Continued)

Construction Financing

In December 2015, the Company entered into an agreement with a third party lender that provides for construction-period financing for certain build-to-suit assets. The Company will record project costs to construction in progress and the corresponding liability to construction financing (within long-term debt). The agreement provides for monthly, interest-only payments during the construction period, at a rate of 3.5%, and contains terms customary for a financing of this type.

The agreement provides for 60 monthly payments, which will commence at the earlier of the completion of the construction period or July 1, 2017, with an interest rate of 3.2%.

In connection with this construction financing arrangement, during the quarter ended December 27, 2015, the Company (i) recorded $210 of deferred financing fees and (ii) recorded long-term debt of $2,385 (to reflect $790 of proceeds for construction financing and $1,595 for construction in progress paid by the third party lender).

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal year 2016 and the fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2016	2017	2018	2019	2020	Thereafter
ABL Revolver	$—	$—	$—	$—	$16,200	$—
ABL Term Loan	4,750	9,500	9,500	9,500	61,750	—
Renewables’ promissory note	—	25	26	27	28	29
Renewables’ term loan	—	—	—	—	1,111	2,889
Term loan from unconsolidated affiliate	—	1,250	—	—	—	—
Capital lease obligations	2,120	4,261	4,128	4,058	2,542	808
Total (1)	$6,870	$15,036	$13,654	$13,585	$81,631	$3,726

(1)	Total reported here excludes $2,385 for construction financing, described above.

10. Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	December 27, 2015	June 28, 2015
Uncertain tax positions	$3,737	$3,980
Supplemental post-employment plan	3,677	3,690
Contingent consideration	1,180	1,573
Deferred rent	800	—
Interest rate swap	197	280
Other	1,276	1,217
Total other long-term liabilities	$10,867	$10,740

See note 14 for further information regarding the contingent consideration. Other primarily includes certain retiree and post-employment medical and disability liabilities, and deferred energy incentive credits.

11. Income Taxes

The provision for income taxes was as follows:

	For the Three Months Ended		For the Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Provision for income taxes	$2,088	$3,193	$6,028	$7,354
Effective tax rate	25.2%	25.9%	30.1%	31.8%

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

The effective tax rate for the periods presented above is lower than the U.S. statutory rate due to (i) a decrease in the valuation allowance reflecting the recognition of lower taxable income versus book income for the Company’s investment in Parkdale America, LLC (for which the Company maintains a full valuation allowance), which was partially offset by an increase in the valuation allowance for net operating losses, including Renewables (for which no tax benefit could be recognized); (ii) a lower overall effective tax rate for the Company’s foreign earnings (reflecting free-trade zone sales in El Salvador and lower statutory tax rates in both Brazil and China) and (iii) the domestic production activities deduction. These items were partially offset by (a) state and local taxes net of the assumed federal benefit and (b) losses in tax jurisdictions for which no tax benefit could be recognized.

The audit of the 2013 tax year by the Internal Revenue Service was closed in December 2015 and did not generate a significant change in uncertain tax positions for the six months ended December 27, 2015. The Company regularly assesses the outcomes of both completed and ongoing examinations to ensure that the Company’s provision for income taxes is sufficient. Certain returns that remain open to examination have utilized carryforward tax attributes generated in prior tax years, including net operating losses, which could potentially be revised upon examination.

During the three months ended December 27, 2015, the Company utilized a foreign tax credit as a deduction by amending its 2011 federal return. Components of the Company’s deferred tax valuation allowance are as follows:

	December 27, 2015	June 28, 2015
Investment in a former domestic unconsolidated affiliate	$(6,399)	$(6,503)
Equity-method investment in Parkdale America, LLC	(2,666)	(3,261)
Foreign tax credits	—	(1,680)
Book versus tax basis difference in Renewables	(1,210)	(1,359)
Net Operating Losses related to Renewables	(3,313)	(2,803)
Total deferred tax valuation allowance	$(13,588)	$(15,606)

12. Shareholders’ Equity

The following table summarizes the Company’s repurchases and retirements of its common stock under Board-approved stock repurchase programs for the fiscal periods noted.

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal year 2013	1,068	$18.08
Fiscal year 2014	1,524	$23.96
Fiscal year 2015	349	$29.72
Fiscal year 2016 (through December 27, 2015)	206	$30.13
Total	3,147	$23.01	$27,603

No dividends were paid during the six months ended December 27, 2015 or in the two most recent fiscal years.

13. Stock-based Compensation

On October 23, 2013, the Company’s shareholders approved the Unifi, Inc. 2013 Incentive Compensation Plan (the “2013 Plan”). The 2013 Plan replaced the 2008 Unifi, Inc. Long-Term Incentive Plan (“2008 LTIP”). No additional awards can be granted under the 2008 LTIP; however, prior awards outstanding under the 2008 LTIP remain subject to that plan’s provisions. The 2013 Plan authorized the issuance of 1,000 shares of common stock, subject to certain increases in the event outstanding awards under the 2008 LTIP expire, are forfeited or otherwise terminate unexercised.

As of December 27, 2015, a summary of the number of securities remaining available for future issuance under equity compensation plans is as follows:

Authorized under the 2013 Plan	1,000
Plus: Awards expired, forfeited or otherwise terminated unexercised from the 2008 LTIP or 2013 Plan	22
Less: Service-condition options granted	(237)
Less: RSUs granted to non-employee directors	(63)
Available for issuance under the 2013 Plan	722

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Stock options

During the six months ended December 27, 2015 and December 28, 2014, the Company granted stock options to purchase 82 and 150 shares of common stock, respectively, to certain key employees. The stock options vest ratably over the required three-year service period and have ten-year contractual terms. For the six months ended December 27, 2015 and December 28, 2014, the weighted average exercise price of the options was $32.36 and $27.38 per share, respectively. The Company used the Black-Scholes model to estimate the weighted average grant date fair value of $20.27 and $17.31 per share, respectively.

Restricted stock units

During the six months ended December 27, 2015 and December 28, 2014, the Company granted 21 and 17 restricted stock units (“RSUs”), respectively, to the Company’s non-employee directors. The director RSUs became fully vested on the grant date. The director RSUs convey no rights of ownership in shares of Company stock until such director RSUs have been distributed to the grantee in the form of Company stock. The vested director RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of service as a member of the Board. The grantee may elect to defer receipt of the shares of stock in accordance with the deferral options provided under the Unifi, Inc. Director Deferred Compensation Plan. The Company estimated the weighted average fair value of such awards granted during the six months ended December 27, 2015 and December 28, 2014 to be $29.12 and $28.58 per director RSU, respectively.

The Company also may issue, from time to time, RSUs to certain key employees. The Company estimates the fair value of RSUs based on the market price of the Company’s common stock at the award grant date. See note 16 included in the 2015 Form 10-K for further information regarding the Company’s RSUs.

14. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

The Company may use derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates. The Company does not enter into derivative contracts for speculative purposes.

Foreign currency forward contracts

The Company may enter into foreign currency forward contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases which are denominated in currencies that are not its functional currency. Foreign currency forward contracts are not designated as hedges by the Company and are marked to market each period and offset by the foreign exchange (gains) losses included in other operating expense (income), net resulting from the underlying exposures of the foreign currency denominated assets and liabilities. As of December 27, 2015, there were no outstanding foreign currency forward contracts.

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

On November 26, 2012, the Company de-designated the interest rate swap as a cash flow hedge. See note 15 for information regarding the reclassifications of amounts from accumulated other comprehensive loss related to the interest rate swap.

Contingent consideration

On December 2, 2013, the Company acquired certain draw-winding assets in a business combination and recorded a contingent consideration liability. The fair value of the contingent consideration is measured at each reporting period using a discounted cash flow methodology, based on inputs not observable in the market (Level 3 classification in the fair value hierarchy). The inputs to the discounted cash flow model include the estimated payments through the term of the agreement, based on an agreed-upon definition and schedule, adjusted to risk-neutral estimates using a market price of risk factor that considers relevant metrics of comparable entities, discounted using an observable cost of debt over the term of the estimated payments. Any change in the fair value from either the passage of time or events occurring after the acquisition date is recorded in other operating expense (income), net. While adjustments have been made to reflect lower-than-expected results for draw-winding operations during fiscal year 2016, there have been no significant changes to the other inputs or assumptions used to develop the fair value measurement since the acquisition date.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

A reconciliation of the changes in the fair value follows:

Contingent consideration as of June 28, 2015	$2,207
Changes in fair value	(157)
Payments	(476)
Contingent consideration as of December 27, 2015	$1,574

The Company’s financial assets and liabilities accounted for at fair value on a recurring basis and the level within the fair value hierarchy used to measure these items are as follows:

As of December 27, 2015		Notional Amount	USD Equivalent	Balance Sheet Location	Fair Value Hierarchy	Fair Value

Interest rate swap	USD	$50,000	$50,000	Other long-term liabilities	Level 2	$(197)

Contingent consideration		—	—	Accrued expenses and other long-term liabilities	Level 3	$(1,574)

As of June 28, 2015		Notional Amount	USD Equivalent	Balance Sheet Location	Fair Value Hierarchy	Fair Value

Interest rate swap	USD	$50,000	$50,000	Other long-term liabilities	Level 2	$(280)

Contingent consideration		—	—	Accrued expenses and other long-term liabilities	Level 3	$(2,207)

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

The Company believes that there have been no significant changes to its credit risk profile or the interest rates available to the Company for debt issuances with similar terms and average maturities, and the Company estimates that the fair values of its debt obligations approximate the carrying amounts. Other financial instruments include cash and cash equivalents, receivables, accounts payable and accrued expenses. The financial statement carrying amounts of these items approximate the fair value due to their short-term nature.

There were no transfers into or out of the levels of the fair value hierarchy for the six months ended December 27, 2015 and December 28, 2014.

15. Accumulated Other Comprehensive Loss

The components and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain On Interest Rate Swap	Accumulated Other Comprehensive Loss
Balance at June 28, 2015	$(26,752)	$(147)	$(26,899)
Other comprehensive (loss) income, net of tax	(11,019)	38	(10,981)
Balance at December 27, 2015	$(37,771)	$(109)	$(37,880)

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

A summary of the after-tax effects of the components of other comprehensive loss for the three months and six months ended December 27, 2015 and December 28, 2014 follows. The summary below excludes pre-tax and tax amounts, as there are no tax components for the activity reflected.

	For the Three Months Ended		For the Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Other comprehensive income (loss):
Foreign currency translation adjustments	$515	$(5,483)	$(10,523)	$(12,524)
Foreign currency translation adjustments for an unconsolidated affiliate	(97)	(371)	(496)	(371)
Reclassification adjustment on interest rate swap	19	89	38	193
Other comprehensive income (loss), net	$437	$(5,765)	$(10,981)	$(12,702)

16. Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014

Net income attributable to Unifi, Inc.	$6,464	$9,418	$14,489	$16,495

Basic weighted average shares	17,823	18,180	17,872	18,235
Net potential common share equivalents – stock options and RSUs	634	602	631	600
Diluted weighted average shares	18,457	18,782	18,503	18,835

Excluded from diluted weighted average shares:
Anti-dilutive common share equivalents	143	177	143	177
Unvested market condition stock options	—	10	—	10

The calculation of earnings per share is based on the weighted average number of the Company’s common shares outstanding for the applicable period. The calculation of diluted earnings per common share presents the effect of all potential dilutive common shares that were outstanding during the respective period, unless the effect of doing so is anti-dilutive.

17. Investments in Unconsolidated Affiliates and Variable Interest Entities

The Company currently maintains investments in three entities classified as unconsolidated affiliates: Parkdale America, LLC (“PAL”); U.N.F. Industries Ltd. (“UNF”); and UNF America LLC (“UNFA”). As of December 27, 2015, the Company’s investment in PAL was $110,059 and the Company’s combined investments in UNF and UNFA were $3,651, reflected within investments in unconsolidated affiliates in the consolidated balance sheets.

Parkdale America, LLC

PAL is a limited liability company treated as a partnership for income tax reporting purposes. The Company has a 34% ownership interest in PAL, which is accounted for using the equity method of accounting. PAL is a producer of cotton and synthetic yarns for sale to the textile industry and apparel market, both foreign and domestic. PAL is subject to price risk related to anticipated fixed-price yarn sales. To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices. The derivative instruments used are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy. As of December 2015, PAL had no futures contracts designated as cash flow hedges.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

As PAL’s fiscal year end is the Saturday nearest to December 31 and its results are considered significant (in accordance with Regulation S-X Rule 3-09), the Company files an amendment to each Annual Report on Form 10-K on or before 90 days subsequent to PAL’s fiscal year end to provide PAL’s audited financial statements for PAL’s most recent fiscal year. The Company filed an amendment to its 2014 Annual Report on Form 10-K for the fiscal year ended June 29, 2014 on April 2, 2015 to provide PAL’s audited financial statements for PAL’s fiscal year ended January 3, 2015. The Company expects to file an amendment to the 2015 Form 10-K on or before April 1, 2016 to provide PAL’s audited financial statements for PAL’s fiscal year ended January 2, 2016.

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

The reconciliation between the Company’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of December 27, 2015	$128,364
Initial excess capital contributions	53,363
Impairment charge recorded by the Company in 2007	(74,106)
Anti-trust lawsuit against PAL in which the Company did not participate	2,652
Cotton rebate program adjustments	(214)
Investment as of December 27, 2015	$110,059

U.N.F. Industries Ltd.

Raw material and production services for UNF are provided by the Company’s 50% joint venture partner under separate supply and services agreements. UNF’s fiscal year end is December 31 and it is a registered Israeli private company located in Migdal Ha-Emek, Israel.

UNF America LLC

Raw material and production services for UNFA are provided by the Company’s 50% joint venture partner under separate supply and services agreements. UNFA’s fiscal year end is December 31 and it is a limited liability company treated as a partnership for income tax reporting purposes located in Ridgeway, Virginia.

In conjunction with the formation of UNFA, the Company entered into a supply agreement with UNF and UNFA whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA. The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates. As of December 27, 2015, the Company’s open purchase orders related to this agreement were $3,192.

The Company’s raw material purchases under this supply agreement consist of the following:

	For the Six Months Ended
	December 27, 2015	December 28, 2014
UNF	$1,356	$1,817
UNFA	13,441	14,274
Total	$14,797	$16,091

As of December 27, 2015 and June 28, 2015, the Company had combined accounts payable due to UNF and UNFA of $2,565 and $4,038, respectively.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

The Company has determined that UNF and UNFA are variable interest entities (“VIEs”) and has also determined that the Company is the primary beneficiary of these entities, based on the terms of the supply agreement. As a result, these entities should be consolidated in the Company’s financial results. As the Company purchases substantially all of the output from the two entities, the two entities’ balance sheets constitute 3% or less of the Company’s current assets, total assets and total liabilities (when excluding reciprocal balances), and because such balances are not expected to comprise a larger portion in the future, the Company has not included the accounts of UNF and UNFA in its consolidated financial statements. The financial results of UNF and UNFA are included in the Company’s financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with the Company’s accounting policy. Other than the supply agreement discussed above, the Company does not provide any other commitments or guarantees related to either UNF or UNFA.

Condensed balance sheet and income statement information for the Company’s unconsolidated affiliates (including reciprocal balances) is presented in the following tables. As PAL is defined as significant, its information is separately disclosed.

	As of December 27, 2015
	PAL	Other	Total
Current assets	$218,948	$10,070	$229,018
Noncurrent assets	211,053	1,110	212,163
Current liabilities	43,751	3,937	47,688
Noncurrent liabilities	8,708	—	8,708
Shareholders’ equity and capital accounts	377,542	7,243	384,785

The Company’s portion of undistributed earnings	40,741	1,335	42,076

	As of June 28, 2015
	PAL	Other	Total
Current assets	$250,699	$9,273	$259,972
Noncurrent assets	216,708	3,676	220,384
Current liabilities	61,243	4,985	66,228
Noncurrent liabilities	28,935	—	28,935
Shareholders’ equity and capital accounts	377,229	7,964	385,193

	For the Three Months Ended December 27, 2015
	PAL	Other	Total
Net sales	$183,426	$7,264	$190,690
Gross profit	2,917	1,852	4,769
(Loss) income from operations	(1,437)	1,389	(48)
Net (loss) income	(1,170)	1,420	250
Depreciation and amortization	11,169	37	11,206

Cash received by PAL under cotton rebate program	5,676	—	5,676
Earnings recognized by PAL for cotton rebate program	3,574	—	3,574

Distributions received	—	1,000	1,000

As of the end of PAL’s fiscal December 2015 period, PAL’s amount of deferred revenues related to the cotton rebate program was $0.

	For the Three Months Ended December 28, 2014
	PAL	Other	Total
Net sales	$192,243	$8,955	$201,198
Gross profit	12,063	1,007	13,070
Income from operations	6,909	655	7,564
Net income	9,039	685	9,724
Depreciation and amortization	8,161	25	8,186

Cash received by PAL under cotton rebate program	4,153	—	4,153
Earnings recognized by PAL for cotton rebate program	3,854	—	3,854

Distributions received	—	—	—

As of the end of PAL’s fiscal December 2014 period, PAL’s amount of deferred revenues related to the cotton rebate program was $0.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

	For the Six Months Ended December 27, 2015
	PAL	Other	Total
Net sales	$407,491	$16,613	$424,104
Gross profit	10,304	4,182	14,486
Income from operations	2,124	3,238	5,362
Net income	4,559	3,278	7,837
Depreciation and amortization	20,863	74	20,937

Cash received by PAL under cotton rebate program	8,860	—	8,860
Earnings recognized by PAL for cotton rebate program	7,928	—	7,928

Distributions received	947	2,000	2,947

	For the Six Months Ended December 28, 2014
	PAL	Other	Total
Net sales	$398,479	$16,315	$414,794
Gross profit	23,032	1,662	24,694
Income from operations	13,723	948	14,671
Net income	19,003	1,024	20,027
Depreciation and amortization	15,369	50	15,419

Cash received by PAL under cotton rebate program	8,454	—	8,454
Earnings recognized by PAL for cotton rebate program	8,755	—	8,755

Distributions received	—	—	—

18. Commitments and Contingencies

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Operating Leases

The Company routinely leases sales and administrative office space, warehousing and distribution centers, manufacturing space, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties. In addition, Renewables leases farm land for use in growing giant miscanthus. In connection with the expansion of growing crop fields, Renewables has entered into multiple operating leases for land during the six months ended December 27, 2015, many of which have lease terms of ten years with cancellation terms of one year. Currently, the Company does not sub-lease any of its leased property.

Other Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements. During the six months ended December 27, 2015, the Company entered into certain agreements to purchase assets in connection with the construction of a plastic bottle processing plant for the Polyester Segment. Unpaid amounts relating to these agreements total approximately $7,150, and relate to equipment not yet received by the Company.

In October 2015, the Company entered into a commitment to construct assets for future use in conversion of third party product. While the subject assets are being financed by a construction financing arrangement (described in note 9), in the course of facilitating construction, the Company will incur commitments to equipment vendors and contractors. As of December 27, 2015, such commitments total approximately $6,600.

19. Related Party Transactions

For details regarding the nature of certain related party relationships, see note 25 included in the 2015 Form 10-K.

Related party receivables consist of the following:

	December 27, 2015	June 28, 2015
Cupron, Inc.	$71	$72
Salem Global Logistics, Inc.	8	3
Total related party receivables (included within receivables, net)	$79	$75

Related party payables consist of the following:

	December 27, 2015	June 28, 2015
Cupron, Inc.	$520	$506
Salem Leasing Corporation	367	277
Total related party payables (included within accounts payable)	$887	$783

Related party transactions consist of the following:

		For the Three Months Ended
Affiliated Entity	Transaction Type	December 27, 2015	December 28, 2014
Salem Leasing Corporation	Transportation equipment costs	$931	$947
Salem Global Logistics, Inc.	Freight service income	81	63

Cupron, Inc.	Sales	147	208
Cupron, Inc.	Yarn purchases	8	210

		For the Six Months Ended
Affiliated Entity	Transaction Type	December 27, 2015	December 28, 2014
Salem Leasing Corporation	Transportation equipment costs	$1,876	$1,897
Salem Global Logistics, Inc.	Freight service income	143	132

Cupron, Inc.	Sales	252	549
Cupron, Inc.	Yarn Purchases	8	210

Invemed Associates LLC	Brokerage services	4	2

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

From time to time, the Company exchanges equipment or extends the term of operating leases for certain transportation equipment under a master lease agreement with Salem Leasing Corporation. During the six months ended December 27, 2015, the Company exchanged multiple power units pursuant to such master lease agreement, with terms extending over the next four to six years. The increase to the existing obligation approximates $6,500.

Through April 24, 2015, Mr. Mitchel Weinberger was a member of the Company’s Board. Related party transaction amounts for entities affiliated with Mr. Weinberger are omitted from current disclosures as such entities no longer constitute related parties of the Company.

20. Business Segment Information

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statement (Continued)

Selected financial information is presented below. As described in note 2, certain amounts previously reported, which comprise operating income for the three and six months ended December 28, 2014, have been revised to reflect reclassification into the All Other category.

	For the Three Months Ended December 27, 2015
	Polyester	Nylon	International	All Other	Total
Net sales	$89,814	$40,367	$24,812	$1,343	$156,336
Cost of sales	78,001	34,653	20,431	1,438	134,523
Gross profit (loss)	11,813	5,714	4,381	(95)	21,813
Segment depreciation expense	2,736	515	192	162	3,605
Segment Profit	$14,549	$6,229	$4,573	$67	$25,418

	For the Three Months Ended December 28, 2014
	Polyester	Nylon	International	All Other	Total
Net sales	$90,431	$39,212	$33,506	$1,273	$164,422
Cost of sales	78,099	33,584	28,429	1,381	141,493
Gross profit (loss)	12,332	5,628	5,077	(108)	22,929
Segment depreciation expense	2,442	470	658	109	3,679
Segment Profit	$14,774	$6,098	$5,735	$1	$26,608

The reconciliations of segment gross profit (loss) to consolidated income before income taxes are as follows:

	For the Three Months Ended
	December 27, 2015	December 28, 2014
Polyester	$11,813	$12,332
Nylon	5,714	5,628
International	4,381	5,077
All Other category	(95)	(108)
Segment gross profit	21,813	22,929
SG&A expenses	12,419	12,971
Provision for bad debts	559	62
Other operating expense (income), net	206	(38)
Operating income	8,629	9,934
Interest income	(166)	(309)
Interest expense	816	1,209
Equity in earnings of unconsolidated affiliates	(303)	(3,281)
Income before income taxes	$8,282	$12,315

	For the Six Months Ended December 27, 2015
	Polyester	Nylon	International	All Other	Total
Net sales	$180,382	$81,043	$54,183	$2,893	$318,501
Cost of sales	159,280	69,147	44,211	3,066	275,704
Gross profit (loss)	21,102	11,896	9,972	(173)	42,797
Segment depreciation expense	5,547	1,033	413	314	7,307
Segment Profit	$26,649	$12,929	$10,385	$141	$50,104

	For the Six Months Ended December 28, 2014
	Polyester	Nylon	International	All Other	Total
Net sales	$183,409	$83,922	$70,000	$2,652	$339,983
Cost of sales	160,801	73,145	59,610	3,048	296,604
Gross profit (loss)	22,608	10,777	10,390	(396)	43,379
Segment depreciation expense	4,856	932	1,385	219	7,392
Segment Profit (Loss)	$27,464	$11,709	$11,775	$(177)	$50,771

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

The reconciliations of segment gross profit (loss) to consolidated income before income taxes are as follows:

	For the Six Months Ended
	December 27, 2015	December 28, 2014
Polyester	$21,102	$22,608
Nylon	11,896	10,777
International	9,972	10,390
All Other category	(173)	(396)
Segment gross profit	42,797	43,379
SG&A expenses	23,249	24,620
Provision for bad debts	1,172	646
Other operating expense (income), net	60	562
Operating income	18,316	17,551
Interest income	(329)	(626)
Interest expense	1,800	2,028
Equity in earnings of unconsolidated affiliates	(3,163)	(7,002)
Income before income taxes	$20,008	$23,151

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Six Months Ended
	December 27, 2015	December 28, 2014
Polyester	$23,437	$12,026
Nylon	996	475
International	891	735
All Other category	1,716	43
Segment capital expenditures	27,040	13,279
Other capital expenditures	379	163
Capital expenditures	$27,419	$13,442

The reconciliations of segment total assets to consolidated total assets are as follows:

	December 27, 2015	June 28, 2015
Polyester	$222,835	$203,574
Nylon	76,033	71,332
International	54,648	63,031
Segment total assets	353,516	337,937
Other current assets	8,898	4,687
Other PP&E	17,156	13,544
Other non-current assets	4,461	6,303
Investments in unconsolidated affiliates	113,710	113,901
Total assets	$497,741	$476,372

21. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Six Months Ended
	December 27, 2015	December 28, 2014
Interest, net of capitalized interest of $226 and $53, respectively	$1,594	$1,661
Income taxes, net of refunds	3,574	12,708

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by the Company in both U.S. and foreign jurisdictions.

Non-Cash Investing and Financing Activities

As of December 27, 2015 and June 28, 2015, $1,344 and $1,726, respectively, were included in accounts payable for unpaid capital expenditures.

As of December 28, 2014 and June 29, 2014, $1,118 and $5,023, respectively, were included in accounts payable for unpaid capital expenditures.

During August 2015, the Company utilized $1,390 of funds held by a qualified intermediary to purchase certain land and building assets.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

During the six months ended December 27, 2015, the Company entered into capital leases with an aggregate present value of $4,154.

During the six months ended December 27, 2015, Renewables acquired certain land valued at $191 utilizing a promissory note for $135 and cash.

During the six months ended December 27, 2015, the Company recorded $1,595 to construction in progress and long-term debt, in connection with the financing arrangement described under the subheading “—Construction Financing” in note 9.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s operations, and material changes in financial condition, during the periods included in the accompanying Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. A reference to a “note” in this section refers to the accompanying Notes to Condensed Consolidated Financial Statements.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in the 2015 Form 10-K. Our discussions here focus on our results during, or as of, the second quarter of fiscal year 2016, and the comparable period of fiscal year 2015, and, to the extent applicable, any material changes from the information discussed in the 2015 Form 10-K or other important intervening developments or information. These discussions should be read in conjunction with the 2015 Form 10-K for more detailed and background information.

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

Overview and Significant General Matters

The Company remains committed to making improvements to its core business, growing the market for its value-added products, and generating positive cash flow from operations to fund capital projects, strategic growth opportunities and potential share repurchases. The Company’s core strategies include: continuously improving all operational and business processes, both to enhance product quality and customer responsiveness and to derive cost efficiencies; enriching our product mix by aggressively growing our higher-margin premier value-added products and increasing our market share of compliant yarns (as defined in the 2015 Form 10-K); deriving value from sustainability-based initiatives, including polyester and nylon recycling; increasing sales in global growth markets, including Central America, South America, and Asia; and maintaining our beneficial joint venture relationships. The Company remains committed to these core business strategies, which it believes will increase our profitability and generate improved cash flows from operations to fund select strategic opportunities that will enhance shareholder value.

The Company has three reportable segments for its operations – the Polyester Segment, the Nylon Segment and the International Segment – as well as certain ancillary operations that include Repreve Renewables, LLC (“Renewables”), for-hire transportation services and consulting services, which comprise an All Other category. The ancillary operations classified within All Other are insignificant for all periods presented; therefore, the Company’s discussion and analysis of those activities is generally limited to their impact on consolidated results, where appropriate.

Significant GAAP and non-GAAP highlights for the current December quarter include the following items, each of which is outlined in more detail below:

●	Gross margin, as a percentage of sales, remained strong at 14.0%, consistent with the prior year comparable quarter;

●	Net income was $6,464, or $0.36 per share, compared to $9,418, or $0.52 per share, for the prior year comparable quarter;

●	Adjusted EBITDA (as described below), as a percentage of sales, improved to 10.0%, from 9.7% for the prior year second quarter;

●	Net cash provided by operating activities increased to $15,392 for the six months ended December 27, 2015, up $5,827 from the prior year comparable period;

●

Principal under the term loan of the Company’s existing credit agreement was increased to $95,000, as part of the first annual reset under that facility, enhancing the Company’s ability to continue its growth-oriented capital projects; and

●	During fiscal year 2016, the Company repurchased 206 shares of common stock, at an average per share price of $30.13, under its Board-approved stock repurchase program.

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

●	Adjusted EBITDA, which represents Adjusted EBITDA Including Equity Affiliates adjusted to exclude equity in loss or earnings of Parkdale America, LLC;

●	Segment Profit, which equals segment gross profit, plus segment depreciation expense; and

●

Adjusted Working Capital (receivables plus inventory, less accounts payable and certain accrued expenses), which is an indicator of the Company’s production efficiency and ability to manage inventory and receivables.

EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Profit and Adjusted Working Capital are not determined in accordance with generally accepted accounting principles (“GAAP”) and should not be considered a substitute for performance measures determined in accordance with GAAP. EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Profit and Adjusted Working Capital are non-GAAP financial measurements that management uses to facilitate its analysis and understanding of the Company’s business operations. Management believes they are useful to investors because they provide a supplemental way to understand the underlying operating performance and debt service capacity of the Company. The calculations of EBITDA, Adjusted EBITDA Including Equity Affiliates, Adjusted EBITDA, Segment Profit and Adjusted Working Capital are subjective measures based on management’s belief as to which items should be included or excluded in order to provide the most reasonable view of the underlying operating performance of the business. The Company may, from time to time, change the items included within these non-GAAP financial measures.

Select Non-GAAP Reconciliation Information

The reconciliations of Net income attributable to Unifi, Inc. to EBITDA, Adjusted EBITDA Including Equity Affiliates and Adjusted EBITDA are presented below. Certain line items below are not reflective of consolidated amounts due to the impact of non-controlling interest.

	For the Three Months Ended		For the Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net income attributable to Unifi, Inc.	$6,464	$9,418	$14,489	$16,495
Interest expense, net	641	900	1,462	1,402
Provision for income taxes	2,088	3,193	6,028	7,354
Depreciation and amortization expense	4,151	4,308	8,392	8,649
EBITDA	13,344	17,819	30,371	33,900

Non-cash compensation expense	1,268	1,272	1,552	1,897
Other, net	573	6	608	751
Adjusted EBITDA Including Equity Affiliates	15,185	19,097	32,531	36,548

Equity in loss (earnings) of Parkdale America, LLC	381	(3,090)	(1,584)	(6,494)
Adjusted EBITDA	$15,566	$16,007	$30,947	$30,054

Results of Operations

Second Quarter of Fiscal Year 2016 Compared to Second Quarter of Fiscal Year 2015

Consolidated Overview

The components of net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts are presented in the table below.

	For the Three Months Ended
	December 27, 2015		December 28, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$156,336	100.0	$164,422	100.0	(4.9)
Cost of sales	134,523	86.0	141,493	86.1	(4.9)
Gross profit	21,813	14.0	22,929	13.9	(4.9)
Selling, general and administrative expenses	12,419	7.9	12,971	7.9	(4.3)
Provision for bad debts	559	0.4	62	—	100.0
Other operating expense (income), net	206	0.2	(38)	—	100.0
Operating income	8,629	5.5	9,934	6.0	(13.1)
Interest expense, net	650	0.4	900	0.6	(27.8)
Equity in earnings of unconsolidated affiliates	(303)	(0.2)	(3,281)	(2.0)	(90.8)
Income before income taxes	8,282	5.3	12,315	7.4	(32.7)
Provision for income taxes	2,088	1.3	3,193	1.9	(34.6)
Net income including non-controlling interest	6,194	4.0	9,122	5.5	(32.1)
Less: net (loss) attributable to non-controlling interest	(270)	(0.1)	(296)	(0.2)	(8.8)
Net income attributable to Unifi, Inc.	$6,464	4.1	$9,418	5.7	(31.4)

Consolidated Net Sales

Consolidated net sales for the December 2015 quarter decreased by $8,086, or 4.9%, as compared to the prior year December quarter. The decrease was attributable to unfavorable currency translation due to the devaluation of the Brazilian Real versus the U.S. Dollar of approximately $9,000, lower sales volumes for our Brazilian subsidiary due to soft local market conditions, and lower pricing in the Polyester Segment attributable to lower raw material costs. These factors were partially offset by increased sales volume for our U.S. and El Salvadoran operations, driven by strong demand for synthetic yarns in the North American and Central American regions as well as growth for our PVA products, and volume growth for our subsidiary in China, attributable to the success of our PVA efforts in Asia. PVA products for the current quarter comprised approximately 33% of the Company’s consolidated net sales as compared to approximately 30% at the end of fiscal year 2015.

Consolidated sales volumes decreased 2.4%, driven by lower volumes in our International Segment as a result of the economic conditions in Brazil. Conversely, sales volumes improved over the prior year quarter for all other operations of the Company.

Consolidated sales pricing declined approximately 2.6%, due to the devaluation of the Brazilian Real and lower pricing in the Polyester Segment due to lower raw material costs.

Consolidated Gross Profit

Gross profit for the December 2015 quarter decreased by $1,116, or 4.9%, as compared to the prior year December quarter, reflecting decreases in gross profit for the International and Polyester Segments, partially offset by an increase in the Nylon Segment. Gross profit decreased for the International Segment due to unfavorable currency translation and the challenging market conditions in Brazil, partially offset by improvement in China as a result of PVA sales growth. Lower gross profit for the Polyester Segment was attributable to the impact of low-priced imports pressuring the commodity portion of our product offering, which constitutes approximately 10% to 15% of our domestic business, partially offset by mix enrichment achieved through increased demand for our PVA yarns, and increased volumes for textured and beamed yarns. Gross profit increased for the Nylon Segment primarily due to increased demand for textured nylon and certain covered yarns.

Further details regarding the changes in net sales and gross profit from the prior fiscal period by reportable segment follow.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Three Months Ended
	December 27, 2015		December 28, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$89,814	100.0	$90,431	100.0	(0.7)
Cost of sales	78,001	86.8	78,099	86.4	(0.1)
Gross profit	11,813	13.2	12,332	13.6	(4.2)
Depreciation expense	2,736	3.0	2,442	2.7	12.0
Segment Profit	$14,549	16.2	$14,774	16.3	(1.5)

The change in net sales for the Polyester Segment is as follows:

Net sales for the second quarter of fiscal year 2015	$90,431
Decrease in average selling price	(1,505)
Increase in sales volumes	888
Net sales for the second quarter of fiscal year 2016	$89,814

The overall decrease in net sales is primarily attributable to (i) lower sales prices as a result of lower raw material costs (approximately 10% for virgin polyester raw materials) and (ii) lower sales prices within the non-compliant, commodity portion of our product offering due to pressure from low-priced imports. The increase in sales volumes is driven by (i) textured polyester yarn due to continued growth in the NAFTA and CAFTA region for trade-compliant synthetic yarns, (ii) greater demand for the Company’s PVA yarns and (iii) an increase in beamed yarn sales for the automotive market.

The change in Segment Profit for the Polyester Segment is as follows:

Segment Profit for the second quarter of fiscal year 2015	$14,774
Decrease in underlying margins	(370)
Increase in sales volumes	145
Segment Profit for the second quarter of fiscal year 2016	$14,549

Although Polyester Segment Profit was favorably impacted by mix enrichment achieved through increased demand for our PVA yarns and increased sales volumes for textured and beamed yarns, Segment Profit decreased due to the impact of non-compliant, commodity-based imports.

Polyester Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 57.4% and 57.2% for the second quarter of fiscal year 2016, compared to 55.0% and 55.5% for the second quarter of fiscal year 2015, respectively.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Three Months Ended
	December 27, 2015		December 28, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$40,367	100.0	$39,212	100.0	2.9
Cost of sales	34,653	85.8	33,584	85.6	3.2
Gross profit	5,714	14.2	5,628	14.4	1.5
Depreciation expense	515	1.3	470	1.2	9.6
Segment Profit	$6,229	15.5	$6,098	15.6	2.2

The change in net sales for the Nylon Segment is as follows:

Net sales for the second quarter of fiscal year 2015	$39,212
Increase in sales volumes	1,155
Change in average selling price and change in sales mix	—
Net sales for the second quarter of fiscal year 2016	$40,367

Increased demand drove volume gains for textured nylon and certain covered yarns. There were no significant changes in average selling price or sales mix for the Segment.

The change in Segment Profit for the Nylon Segment is as follows:

Segment Profit for the second quarter of fiscal year 2015	$6,098
Increase in sales volumes	173
Decrease in underlying margins	(42)
Segment Profit for the second quarter of fiscal year 2016	$6,229

The increase in Segment Profit was due to an increase in sales volumes for certain textured and covered yarns, as described above. There were no significant changes in underlying margins.

Nylon Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 25.8% and 24.5% for the second quarter of fiscal year 2016, compared to 23.8% and 22.9% for the second quarter of fiscal year 2015, respectively.

International Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Three Months Ended
	December 27, 2015		December 28, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$24,812	100.0	$33,506	100.0	(26.0)
Cost of sales	20,431	82.3	28,429	84.9	(28.1)
Gross profit	4,381	17.7	5,077	15.1	(13.7)
Depreciation expense	192	0.8	658	2.0	(70.8)
Segment Profit	$4,573	18.5	$5,735	17.1	(20.2)

The change in net sales for the International Segment is as follows:

Net sales for the second quarter of fiscal year 2015	$33,506
Unfavorable currency translation effects	(9,090)
Decrease in sales volumes	(2,677)
Improvement in average selling price and change in sales mix	3,073
Net sales for the second quarter of fiscal year 2016	$24,812

The decrease in net sales was attributable to (i) unfavorable currency translation due to the devaluation of the Brazilian Real versus the U.S. Dollar (using a weighted average exchange rate of 3.84 Real/U.S. Dollar versus 2.53) and (ii) approximately 20% lower sales volumes for our Brazilian subsidiary due to weak local markets. Conversely, sales volumes for our subsidiary in China increased approximately 15%, benefiting from several new sales programs, including the transitioning of certain PVA sales programs from the Company’s U.S. operations.

The change in Segment Profit for the International Segment is as follows:

Segment Profit for the second quarter of fiscal year 2015	$5,735
Unfavorable currency translation effects	(1,625)
Decrease in sales volumes	(451)
Improvements in underlying margins	914
Segment Profit for the second quarter of fiscal year 2016	$4,573

The decrease in Segment Profit was attributable to (i) unfavorable currency translation effects due to the devaluation of the Brazilian Real against the U.S. Dollar (utilizing the rates noted in the net sales analysis above) and (ii) lower sales volume for our subsidiary in Brazil due to weak market conditions. The decrease was partially offset by an increase in sales volumes and margins, driven by the growth of PVA products in China.

International Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 15.9% and 18.0% for the second quarter of fiscal year 2016, compared to 20.4% and 21.6% for the second quarter of fiscal year 2015, respectively.

Consolidated Selling, General and Administrative Expenses

The change in selling, general and administrative (“SG&A”) expenses is as follows:

Selling, general and administrative expenses for the second quarter of fiscal year 2015	$12,971
Decrease in variable compensation expenses	(394)
Decrease in professional fees	(176)
Decrease in depreciation and amortization expenses	(76)
Increase in consumer marketing and branding expenses	259
Other, net	(165)
Selling, general and administrative expenses for the second quarter of fiscal year 2016	$12,419

Total SG&A expenses were lower versus the prior year quarter, primarily attributable to: (i) a decrease in variable compensation expenses due to the Company’s performance against established targets for the comparable periods, (ii) a decrease in professional fees due to a reduction in out-sourced auxiliary tax, legal and other services, (iii) a decrease in depreciation and amortization expenses due to lower amortization of customer lists and (iv) a net decrease among other items, including the impact of currency translation, insurance and facilities expenses. These decreases were partially offset by an increase in consumer marketing and branding expenses resulting from the timing and magnitude of expenses for advertising and sponsorship agreements, primarily for REPREVE®.

Consolidated Provision for Bad Debts

Provision for bad debts increased $497, from $62 for the second quarter of fiscal year 2015 to $559 for the second quarter of fiscal year 2016. The current quarter’s provision reflects an increase for a specifically identified customer balance originating in the Company’s regional polyester operations.

Consolidated Other Operating Expense (Income), Net

Other operating expense (income), net changed by $244. The change was driven by severance charges recorded in the current quarter relating to the transition of an executive officer, partially offset by fair value adjustments to a contingent consideration liability.

Consolidated Interest Expense, Net

Interest expense, net decreased $250, and reflected the following components:

	For the Three Months Ended
	December 27, 2015	December 28, 2014
Interest and fees on the ABL Facility	$840	$925
Other interest	205	43
Subtotal of interest on debt obligations	1,045	968
Reclassification adjustment for interest rate swap	19	89
Amortization of debt financing fees	101	146
Mark-to-market adjustment for interest rate swap	(199)	12
Interest capitalized	(150)	(6)
Subtotal of other components of interest expense	(229)	241
Total interest expense	816	1,209
Interest income	(166)	(309)
Interest expense, net	$650	$900

Interest and fees on the ABL Facility decreased in connection with a decline in the weighted average interest rate from 3.1% to 2.2%, partially offset by (i) an increase in the average debt balance from $106,397 to $112,368 and (ii) $175 of fees incurred in fiscal year 2016 in connection with the first annual principal reset of the term loan.

The increase in other interest reflects an increase in the average capital lease obligation from $3,926 to $18,442.

The change in other components of interest expense from the prior period is primarily attributable to the favorable change in the mark-to-market adjustment for the Company’s $50,000 interest rate swap, which is subject to external factors such as changes in third-party estimates or forecasts for interest rates. In addition, the Company capitalized more interest in the current period, driven by increased capital expenditures, the majority of which relate to the construction of our plastic bottle processing facility.

Interest income in each period includes earnings recognized on cash equivalents held globally. Interest income decreased from the comparable prior year period due to a lower average balance of interest-bearing cash equivalents held by our Brazil subsidiary (where interest rates are highest among the Company’s subsidiaries) and changes in currency translation attributable to the devaluation of the Brazilian Real against the U.S. Dollar.

Consolidated Earnings from Unconsolidated Affiliates

The components of earnings from unconsolidated affiliates are as follows:

	For the Three Months Ended
	December 27, 2015	December 28, 2014
Loss (earnings) from PAL	$381	$(3,090)
Earnings from nylon joint ventures	(684)	(191)
Total equity in earnings of unconsolidated affiliates	$(303)	$(3,281)
As a percentage of consolidated income before income taxes	3.7%	26.7%

PAL incurred a loss in the current quarter, primarily attributable to (i) lower volumes related to an inventory correction in the supply chain, (ii) higher start-up and depreciation expenses in connection with recent expansions, (iii) lower operating margins primarily as a result of significant price pressure, (iv) slightly lower cotton rebate earnings in the current period as compared to the prior year period and (v) an adjustment for a bargain purchase gain (the Company’s share of which was $384) recognized in the prior year quarter by PAL from the acquisition of the remaining 50% joint venture interest in a yarn manufacturer based in Mexico (referred to as Summit).

The remaining change in earnings from unconsolidated affiliates relates to improved combined operating results for the Company’s two nylon extrusion joint ventures that supply POY to the Company’s Nylon Segment, resulting from increased volumes and lower raw material costs.

Consolidated Income Taxes

The change in consolidated income taxes is as follows:

	For the Three Months Ended
	December 27, 2015	December 28, 2014
Provision for income taxes	$2,088	$3,193
Effective tax rate	25.2%	25.9%

The effective tax rate for the periods noted is lower than the U.S. statutory rate due to (i) a decrease in the valuation allowance reflecting the recognition of lower taxable income versus book income for the Company’s investment in PAL (for which the Company maintains a full valuation allowance), which was partially offset by an increase in the valuation allowance for net operating losses, including Renewables (for which no tax benefit could be recognized); (ii) a lower overall effective tax rate for the Company’s foreign earnings (reflecting free-trade zone sales in El Salvador and lower statutory tax rates in both Brazil and China) and (iii) the domestic production activities deduction. These items were partially offset by (a) state and local taxes net of the assumed federal benefit and (b) losses in tax jurisdictions for which no tax benefit could be recognized.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for the second quarter of fiscal year 2016 was $6,464, or $0.36 per basic share, compared to $9,418, or $0.52 per basic share, for the prior period. As discussed above, the decrease is primarily attributable to (i) significantly lower earnings from PAL, (ii) significant devaluation of the Brazilian Real versus the U.S. Dollar, (iii) a decrease in gross profit in the Polyester Segment and (iv) an increase in the provision for bad debts, partially offset by improvement in earnings from unconsolidated nylon joint ventures and a decrease in SG&A expenses.

Year-To-Date Fiscal Year 2016 Compared to Year-To-Date Fiscal Year 2015

Consolidated Overview

The components of net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts are presented in the table below.

	For the Six Months Ended
	December 27, 2015		December 28, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$318,501	100.0	$339,983	100.0	(6.3)
Cost of sales	275,704	86.6	296,604	87.2	(7.0)
Gross profit	42,797	13.4	43,379	12.8	(1.3)
Selling, general and administrative expenses	23,249	7.3	24,620	7.2	(5.6)
Provision for bad debts	1,172	0.3	646	0.2	81.4
Other operating expense, net	60	—	562	0.2	(89.3)
Operating income	18,316	5.8	17,551	5.2	4.4
Interest expense, net	1,471	0.5	1,402	0.4	4.9
Equity in earnings of unconsolidated affiliates	(3,163)	(1.0)	(7,002)	(2.0)	(54.8)
Income before income taxes	20,008	6.3	23,151	6.8	(13.6)
Provision for income taxes	6,028	1.9	7,354	2.2	(18.0)
Net income including non-controlling interest	13,980	4.4	15,797	4.6	(11.5)
Less: net (loss) attributable to non-controlling interest	(509)	(0.1)	(698)	(0.2)	(27.1)
Net income attributable to Unifi, Inc.	$14,489	4.5	$16,495	4.8	(12.2)

Consolidated Net Sales

Consolidated net sales for the December 2015 year-to-date period decreased by $21,482, or 6.3%, as compared to the prior year comparative period. The decrease was attributable to (i) unfavorable currency translation of approximately $19,000 due to the devaluation of the Brazilian Real versus the U.S. Dollar, (ii) lower sales volumes for our Brazilian subsidiary due to weak local markets, (iii) lower average pricing in the Polyester and Nylon Segments, following reductions in raw material costs and (iv) lower sales volumes for the Nylon Segment due to declines in certain commodity textured yarns, partially offset by (a) increased Polyester Segment sales volumes due to growing demand for textured polyester and PVA yarns as well as increased demand for beamed yarns and (b) higher sales volume and prices for our China subsidiary. PVA products comprised approximately 33% of the Company’s consolidated net sales for the six months ended December 27, 2015 as compared to approximately 30% at the end of fiscal year 2015.

Consolidated sales volumes decreased 2.1% from the prior year-to-date period, attributable to a volume decrease of 8.4% in the International Segment, driven by lower volumes in Brazil due to weak local markets, partially offset by volume gains for our China subsidiary resulting from the success of PVA sales programs, and 2.2% lower volumes for the Nylon Segment, due to a decline in certain textured yarn volumes. Polyester Segment sales volumes increased 1.1% due to increased demand for textured polyester yarn in the NAFTA and CAFTA regions as well as volume growth for our PVA products, partially offset by competitive pressure from low-priced imports impacting certain of our commodity-based products which comprise approximately 10% to 15% of our domestic business.

Consolidated sales pricing declined approximately 4.3%, primarily due to (i) the devaluation of the Brazilian Real versus the U.S. Dollar (ii) lower pricing in the Polyester and Nylon Segments due to lower raw material costs, and (iii) competitive pressure from low-priced imports for certain of our commodity-based products, partially offset by pricing improvements attributable to the continued success of PVA programs.

Consolidated Gross Profit

Gross profit for the December 2015 year-to-date period decreased by $582, or 1.3%, as compared to the prior year comparative period, reflecting decreases in gross profit for the Polyester and International Segments, partially offset by an increase in the Nylon Segment. Lower gross profit for the Polyester Segment was primarily driven by pressure from low-priced imports impacting volumes and pricing for the commodity portion of our products, partially offset by mix enrichment achieved through increased demand for our PVA yarns. Lower gross profit results for the International Segment is attributable to (i) unfavorable currency translation due to the devaluation of the Brazilian Real and (ii) lower sales volumes in Brazil reflecting weak local market conditions, partially offset by an increase in sales volumes and margins for our subsidiary in China from PVA sales growth. Gross profit increased for the Nylon Segment primarily due to improved unit conversion margins for textured yarns and overall manufacturing cost efficiencies.

Further details regarding the changes in net sales and gross profit from the prior fiscal period by reportable segment follow.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Six Months Ended
	December 27, 2015		December 28, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$180,382	100.0	$183,409	100.0	(1.7)
Cost of sales	159,280	88.3	160,801	87.7	(0.9)
Gross profit	21,102	11.7	22,608	12.3	(6.7)
Depreciation expense	5,547	3.1	4,856	2.7	14.2
Segment Profit	$26,649	14.8	$27,464	15.0	(3.0)

The change in net sales for the Polyester Segment is as follows:

Net sales for the year-to-date period of fiscal year 2015	$183,409
Decrease in average selling price	(5,014)
Increase in sales volumes	1,987
Net sales for the year-to-date period of fiscal year 2016	$180,382

The overall decrease in net sales is primarily attributable to (i) lower sales prices as a result of lower raw material costs (approximately 10% for virgin polyester raw materials) and (ii) lower sales prices within the commodity portion of our product offering due to pressure from low-priced imports. Increased sales volumes are attributable to (i) continued growth in the NAFTA and CAFTA region of synthetic apparel production driving greater demand for textured polyester and PVA yarns and (ii) higher net sales for beamed yarns due to demand increases in the automotive market, partially offset by competitive pressure from low-priced commodity-based imports.

The change in Segment Profit for the Polyester Segment is as follows:

Segment Profit for the year-to-date period of fiscal year 2015	$27,464
Decrease in underlying margins	(1,113)
Increase in sales volumes	298
Segment Profit for the year-to-date period of fiscal year 2016	$26,649

Polyester Segment Profit was favorably impacted by mix enrichment achieved through increased demand for our PVA yarns and increased sales volumes for textured and beamed yarns. However, the overall decrease in Segment Profit for the Polyester Segment was due to the impact on sales volumes and margins from low-priced commodity-based imports.

Polyester Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 56.6% and 53.2% for the year-to-date period of fiscal year 2016, compared to 53.9% and 54.1% for the year-to-date period of fiscal year 2015, respectively.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Six Months Ended
	December 27, 2015		December 28, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$81,043	100.0	$83,922	100.0	(3.4)
Cost of sales	69,147	85.3	73,145	87.2	(5.5)
Gross profit	11,896	14.7	10,777	12.8	10.4
Depreciation expense	1,033	1.3	932	1.1	10.8
Segment Profit	$12,929	16.0	$11,709	13.9	10.4

The change in net sales for the Nylon Segment is as follows:

Net sales for the year-to-date period of fiscal year 2015	$83,922
Decrease in sales volumes	(1,878)
Decrease in average selling price and change in sales mix	(1,001)
Net sales for the year-to-date period of fiscal year 2016	$81,043

The decrease in net sales is attributable to (i) lower sales volumes for certain commodity textured yarns, (ii) the transitioning of certain PVA sales programs from the U.S. to China and (iii) a decrease in pricing following the decline in raw material costs, partially offset by increased sales volumes for certain covered yarns.

The change in Segment Profit for the Nylon Segment is as follows:

Segment Profit for the year-to-date period of fiscal year 2015	$11,709
Improvement in underlying margins	1,482
Decrease in sales volumes	(262)
Segment Profit for the year-to-date period of fiscal year 2016	$12,929

The increase in Segment Profit was primarily due to (i) improved unit conversion margins for textured yarns and (ii) overall lower unit manufacturing costs (despite lower volumes). These favorable changes were partially offset by (a) lower volumes for certain commodity textured yarns and (b) the transitioning of certain PVA sales programs from the U.S. to China.

Nylon Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 25.5% and 25.8% for the year-to-date period of fiscal year 2016, compared to 24.7% and 23.1% for the year-to-date period of fiscal year 2015, respectively.

International Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Six Months Ended
	December 27, 2015		December 28, 2014
		% of Net Sales		% of Net Sales	% Change
Net sales	$54,183	100.0	$70,000	100.0	(22.6)
Cost of sales	44,211	81.6	59,610	85.2	(25.8)
Gross profit	9,972	18.4	10,390	14.8	(4.0)
Depreciation expense	413	0.8	1,385	2.0	(70.1)
Segment Profit	$10,385	19.2	$11,775	16.8	(11.8)

The change in net sales for the International Segment is as follows:

Net sales for the year-to-date period of fiscal year 2015	$70,000
Unfavorable currency translation effects	(19,892)
Decrease in sales volumes	(4,188)
Improvement in average selling price and change in sales mix	8,263
Net sales for the year-to-date period of fiscal year 2016	$54,183

The decrease in net sales was attributable to (i) unfavorable currency translation due to the devaluation of the Brazilian Real versus the U.S. Dollar (using a weighted average exchange rate of 3.67 Real/U.S. Dollar versus 2.39) and (ii) approximately 15% lower sales volumes for our Brazilian subsidiary due to weak local markets. Sales volumes and average selling price for our subsidiary in China increased approximately 15%, benefiting from several new sales programs, including the transitioning of certain PVA sales programs from the Company’s U.S. operations.

The change in Segment Profit for the International Segment is as follows:

Segment Profit for the year-to-date period of fiscal year 2015	$11,775
Unfavorable currency translation effects	(3,453)
Decrease in sales volumes	(696)
Improvements in underlying margins	2,759
Segment Profit for the year-to-date period of fiscal year 2016	$10,385

The decrease in Segment Profit for the International Segment was attributable to (i) unfavorable currency translation effects due to the devaluation of the Brazilian Real against the U.S. Dollar (utilizing the rates included in the net sales analysis above) and (ii) lower sales volumes for our subsidiary in Brazil due to weak market conditions. The decrease was partially offset by growth in PVA products in China.

International Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 17.0% and 20.7% for the year-to-date period of fiscal year 2016, compared to 20.6% and 23.2% for the year-to-date period of fiscal year 2015, respectively.

Consolidated Selling, General and Administrative Expenses

The change in SG&A expenses is as follows:

Selling, general and administrative expenses for the year-to-date period of fiscal year 2015	$24,620
Decrease in variable compensation expense	(437)
Decrease in non-cash compensation expenses	(344)
Decrease in professional fees	(311)
Decrease in depreciation and amortization expenses	(157)
Decrease in sales commissions and service fees	(113)
Increase in consumer marketing and branding expenses	542
Other, net	(551)
Selling, general and administrative expenses for the year-to-date period of fiscal year 2016	$23,249

Total SG&A expenses were lower versus the prior year period, primarily attributable to: (i) a decrease in variable compensation expense due to the performance of our domestic and Brazilian operations in relation to established targets, (ii) a decrease in non-cash compensation expense for an unfunded post-employment plan, driven by changes in a significant equity market index, (iii) a decrease in professional fees due to a reduction in out-sourced auxiliary tax, legal and other services, (iv) a decrease in depreciation and amortization expenses due to lower amortization of customer lists, (v) a decrease in sales commissions and service fees primarily due to changes in sales agency agreements and (vi) a net decrease among other items, the largest of which includes the impact of currency translation, in addition to employee costs, insurance and facilities expenses. These decreases were partially offset by an increase in consumer marketing and branding expenses resulting from the timing and magnitude of expenses for advertising and sponsorship agreements, primarily for REPREVE®.

Consolidated Provision for Bad Debts

Provision for bad debts increased $526, from $646 for the year-to-date period of fiscal year 2015 to $1,172 for the year-to-date period of fiscal year 2016. Each period is primarily comprised of a provision for specifically identified customer balances originating in the Company’s Brazilian operations, for which the Company has determined recovery to be unlikely. Additionally, the Company increased the bad debt provision specific to a regional polyester customer in the current period.

Consolidated Other Operating Expense (Income), Net

Other operating expense (income), net changed by $502, consisting of the following:

	For the Six Months Ended
	December 27, 2015	December 28, 2014
Foreign currency transaction (gains) losses	$(28)	$374
Net (gain) loss on sale or disposal of assets	(70)	158
Other, net	158	30
Other operating expense (income), net	$60	$562

The decrease was driven by a year-over-year decrease of $402 in foreign currency transaction losses, as the prior period primarily included losses for our Brazilian subsidiary, while the current period primarily included gains for our Colombian subsidiary. Other, net consists of severance charges relating to the transition of an executive officer, partially offset by fair value adjustments for a contingent consideration liability.

Consolidated Interest Expense, Net

Interest expense, net increased $69, and reflected the following components:

	For the Six Months Ended
	December 27, 2015	December 28, 2014
Interest and fees on the ABL Facility	$1,453	$1,785
Other interest	417	91
Subtotal of interest on debt obligations	1,870	1,876
Reclassification adjustment for interest rate swap	38	193
Amortization of debt financing fees	201	258
Mark-to-market adjustment for interest rate swap	(83)	(246)
Interest capitalized	(226)	(53)
Subtotal of other components of interest expense	(70)	152
Total interest expense	1,800	2,028
Interest income	(329)	(626)
Interest expense, net	$1,471	$1,402

Interest and fees on the ABL Facility decreased in connection with a decline in the weighted average interest rate from 3.1% to 2.2%, partially offset by (i) an increase in the average debt balance from $104,438 to $107,253 and (ii) $175 of fees incurred in fiscal year 2016 in connection with the first annual principal reset of the term loan.

The increase in other interest reflects an increase in the average capital lease obligation from $4,030 to $18,353.

Interest income in each period includes earnings recognized on cash equivalents held globally. Interest income decreased from the comparable prior year period due to a lower average balance of interest-bearing cash equivalents held by our Brazil subsidiary (where interest rates are highest among the Company’s subsidiaries) and changes in currency translation attributable to the devaluation of the Brazilian Real against the U.S. Dollar.

Consolidated Earnings from Unconsolidated Affiliates

The components of earnings from unconsolidated affiliates are as follows:

	For the Six Months Ended
	December 27, 2015	December 28, 2014
Earnings from PAL	$(1,584)	$(6,494)
Earnings from nylon joint ventures	(1,579)	(508)
Total equity in earnings of unconsolidated affiliates	$(3,163)	$(7,002)
As a percentage of consolidated income before income taxes	15.8%	30.2%

The Company’s 34% share of PAL’s earnings decreased, primarily attributable to (i) lower volumes related to an inventory correction in the supply chain, (ii) higher start-up and depreciation expenses in connection with recent expansions, (iii) lower operating margins primarily as a result of significant price pressure, (iv) slightly lower cotton rebate earnings in the current period as compared to the prior year period and (v) a bargain purchase gain (the Company’s share of which was $1,506) recognized in the prior year period by PAL from the acquisition of the remaining 50% joint venture interest in a yarn manufacturer based in Mexico (referred to as Summit).

The remaining change in earnings from unconsolidated affiliates relates to improved combined operating results for the Company’s two nylon extrusion joint ventures that supply POY to the Company’s Nylon Segment, resulting from increased volumes and lower raw material costs.

Consolidated Income Taxes

The change in consolidated income taxes is as follows:

	For the Six Months Ended
	December 27, 2015	December 28, 2014
Provision for income taxes	$6,028	$7,354
Effective tax rate	30.1%	31.8%

The effective tax rate for the periods presented above is lower than the U.S. statutory rate due to (i) a decrease in the valuation allowance reflecting the recognition of lower taxable income versus book income for the Company’s investment in PAL (for which the Company maintains a full valuation allowance), which was partially offset by an increase in the valuation allowance for net operating losses, including Renewables (for which no tax benefit could be recognized); (ii) a lower overall effective tax rate for the Company’s foreign earnings (reflecting free-trade zone sales in El Salvador and lower statutory tax rates in both Brazil and China) and (iii) the domestic production activities deduction. These items were partially offset by (a) state and local taxes net of the assumed federal benefit and (b) losses in tax jurisdictions for which no tax benefit could be recognized.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for the year-to-date period of fiscal year 2016 was $14,489, or $0.81 per basic share, compared to $16,495, or $0.90 per basic share, for the prior year period. As discussed above, the decrease is primarily attributable to (i) a significant decrease in earnings from PAL, (ii) further unfavorable devaluation of the Brazilian Real versus the U.S. Dollar and (iii) an increase in the provision for bad debts, partially offset by (a) a decrease in SG&A expenses, (b) improved earnings from our nylon joint ventures and (c) a decrease in the effective tax rate.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures, debt service and stock repurchases. The Company’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver, as described below. For the six months ended December 27, 2015, cash generated from operations was $15,392, and at December 27, 2015, excess availability under the ABL Revolver was $65,125.

As of December 27, 2015, $131,502 of the Company’s $136,887 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of the Company’s cash and cash equivalents were held by other subsidiaries within the consolidated group (Renewables and foreign subsidiaries). Cash and cash equivalents held by such other subsidiaries may not be presently available to fund the Company’s domestic capital requirements, including its domestic debt obligations. The Company employs a variety of tax planning and financing strategies to ensure that its worldwide cash is available in the locations where it is needed. The following table presents a summary of cash and cash equivalents, liquidity, working capital and total debt obligations as of December 27, 2015:

	U.S.	Brazil	Renewables(2)	Others	Total
Cash and cash equivalents	$14	$5,281	$3,339	$10,783	$19,417
Borrowings available under financing arrangements (1)	65,125	—	—	—	65,125
Liquidity	$65,139	$5,281	$3,339	$10,783	$84,542

Working capital	$94,983	$29,754	$3,485	$22,667	$150,889
Total debt obligations	$131,502	$—	$4,135	$1,250	$136,887

(1)

Excludes consideration for amounts available under a construction financing arrangement as such borrowings are specific to a capital project. For additional information, see “—Construction Financing” within Debt Obligations below.

(2)	Although Renewables operates in the U.S., presenting its liquidity measures separate from U.S. operations provides a more accurate depiction of the Company’s domestic liquidity.

As of December 27, 2015, $62,630 of earnings and profits of the Company’s foreign operations are deemed to be permanently reinvested, including all cash and cash equivalents on-hand at the Company’s wholly-owned foreign subsidiaries. In accordance with ASC 740-30-25-17, the Company has no current or deferred tax liabilities recorded (which considers any applicable U.S. federal income taxes and foreign withholding taxes) based on this indefinite reinvestment assertion. Nevertheless, in future periods, the Company will continue to assess the existing circumstances, including any changes in tax laws, and reevaluate the necessity for any deferred tax liability. Computation of the potential tax liabilities associated with indefinitely reinvested earnings is not practicable.

Debt Obligations

On March 26, 2015, the Company and its subsidiary, Unifi Manufacturing, Inc., entered into an Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”) for a $200,000 senior secured credit facility (the “ABL Facility”) with a syndicate of lenders. The ABL Facility consists of a $100,000 revolving credit facility (the “ABL Revolver”) and a term loan that can be reset up to a maximum amount of $100,000, once per fiscal year, if certain future conditions are met (the “ABL Term Loan”). Such a principal increase occurred during the quarter ended December 27, 2015, in connection with a second amendment. The ABL Facility has a maturity date of March 26, 2020.

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

ABL Facility

The ABL Facility is secured by a first-priority perfected security interest in substantially all owned property and assets (together with proceeds and products) of Unifi, Inc., Unifi Manufacturing, Inc. and certain subsidiary guarantors (the “Loan Parties”). It is also secured by a first-priority security interest in all (or 65% in the case of certain first-tier controlled foreign corporations, as required by the lenders) of the stock of (or other ownership interests in) each of the Loan Parties (other than the Company) and certain subsidiaries of the Loan Parties, together with all proceeds and products thereof.

If excess availability under the ABL Revolver falls below the defined Trigger Level, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective. The Trigger Level as of December 27, 2015 was $24,375. In addition, the ABL Facility contains restrictions on certain payments and investments, including restrictions on the payment of dividends and share repurchases. Subject to certain provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at the Company’s discretion.

The ABL Term Loan is currently subject to quarterly amortizing payments of $2,375.

As of December 27, 2015, the Company was in compliance with all financial covenants and the excess availability under the ABL Revolver was $65,125. At December 27, 2015 the fixed charge coverage ratio was 2.8 to 1.0 and the Company had $210 of standby letters of credit, none of which have been drawn upon.

Construction Financing

In December 2015, the Company entered into an agreement with a third-party lender that provides for construction-period financing for certain build-to-suit assets. The Company will record project costs to construction in progress and the corresponding liability to construction financing (within long-term debt). The agreement provides for monthly, interest-only payments during the construction period, at a rate of 3.5%, and contains terms customary for a financing of this type.

The agreement provides for 60 monthly payments, which will commence at the earlier of the completion of the construction period or July 1, 2017, with an interest rate of 3.2%.

In connection with this construction financing arrangement, during the quarter ended December 27, 2015, the Company (i) recorded $210 of deferred financing fees and (ii) recorded long-term debt of $2,385 (to reflect $790 of proceeds for construction financing and $1,595 for construction in progress paid by the third-party lender).

Summary of Debt Obligations

The following table presents the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average	Principal Amounts as of
	Scheduled Maturity Date	Interest Rate as of December 27, 2015 (1)	December 27, 2015	June 28, 2015
ABL Revolver	March 2020	2.3%	$16,200	$5,000
ABL Term Loan	March 2020	2.2%	95,000	82,125
Renewables’ promissory note	September 2020	3.0%	135	—
Renewables’ term loan	August 2022	3.5%	4,000	—
Term loan from unconsolidated affiliate	August 2016	3.0%	1,250	1,250
Capital lease obligations	(2)	(3)	17,917	15,735
Construction financing	(4)	(4)	2,385	—
Total debt			136,887	104,110
Current portion of capital lease obligations			(4,274)	(3,385)
Current portion of long-term debt			(10,776)	(9,000)
Total long-term debt			$121,837	$91,725
(1)	The weighted average interest rate as of December 27, 2015 for the ABL Term Loan includes the effects of the interest rate swap with a notional balance of $50,000.
(2)	Scheduled maturity dates for capital lease obligations range from January 2017 to November 2027.
(3)	Interest rates for capital lease obligations range from 2.3% to 4.6%.
(4)	Refer to the discussion under the subheading “—Construction Financing” above for further information.

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal year 2016 and the fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2016	2017	2018	2019	2020	Thereafter
ABL Revolver	$—	$—	$—	$—	$16,200	$—
ABL Term Loan	4,750	9,500	9,500	9,500	61,750	—
Renewables’ promissory note	—	25	26	27	28	29
Renewables’ term loan	—	—	—	—	1,111	2,889
Term loan from unconsolidated affiliate	—	1,250	—	—	—	—
Capital lease obligations	2,120	4,261	4,128	4,058	2,542	808
Total (1)	$6,870	$15,036	$13,654	$13,585	$81,631	$3,726

(1)	Total reported here excludes $2,385 for a construction financing arrangement, described above.

Further discussion of the terms and conditions of the Amended Credit Agreement and Company’s existing indebtedness is included in note 9.

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

In October 2015, Renewables borrowed $4,000 on the above term loan, bearing interest at LIBOR plus an applicable margin of 3.25%, payable monthly in arrears.  Principal payments of $111 per month begin in September 2019 and are payable through July 2022, followed by a final payment equal to the remaining unpaid principal balance in August 2022.

These borrowings will help Renewables (i) accelerate expansion of its operations, including the construction of a new processing center in North Carolina and (ii) secure additional land leases and execute its fiscal 2016 planting targets, which are intended to meet the growing demand for giant miscanthus in applications as poultry bedding and bio-fuel.

Working Capital

Working capital increased from $138,240 as of June 28, 2015 to $150,889 as of December 27, 2015, while Adjusted Working Capital increased from $133,973 to $139,604.

The following table presents a summary of the components of the Company’s Adjusted Working Capital and the reconciliation from Adjusted Working Capital to working capital:

	December 27, 2015	June 28, 2015
Receivables, net	$78,149	$83,863
Inventories	108,975	111,615
Accounts payable	(36,455)	(45,023)
Accrued expenses (1)	(11,065)	(16,482)
Adjusted Working Capital	139,604	133,973
Cash and cash equivalents	19,417	10,013
Other current assets	7,762	7,473
Accrued interest	(189)	(158)
Other current liabilities	(15,705)	(13,061)
Working capital	$150,889	$138,240
(1)	Excludes accrued interest

The decrease in receivables, net is primarily attributable to a comparative decrease in sales due to (i) the December holiday shut-down period and (ii) devaluation of the Brazilian Real versus the U.S. Dollar. The decrease in inventories is attributable to lower raw material costs and devaluation of the Brazilian Real. The decrease in accounts payable reflects the timing of vendor purchases and lower raw material costs. The decrease in accrued expenses is primarily attributable to the payment of amounts due for variable compensation earned in fiscal year 2015. Working capital was further impacted by an increase in cash, primarily due to cash generated by certain foreign subsidiaries and Renewables borrowing against a term loan. Other current liabilities increased, primarily due to (i) the classification of $1,250 to current maturities of long-term debt for a term loan from an unconsolidated affiliate and (ii) an increase in short-term payments due for capital lease obligations resulting from the addition of capital leases during the period.

Capital Projects

In addition to its normal working capital requirements, the Company requires cash to fund capital projects. The Company expects to invest approximately $100,000 in capital projects over the course of fiscal years 2016 and 2017, which is inclusive of approximately $10,000 of maintenance capital expenditures per year (expenditures that extend the useful life of existing assets and/or increase the capabilities or production capacity of the assets). The current expectation reflects an increase over the previously disclosed amount due to the construction financing arrangement described above. These capital projects include initiatives to expand our existing business and pursue PVA growth opportunities, including backward integration into plastic bottle processing and bottle flake production, primarily for the Polyester Segment, and specifically for REPREVE®. During the first six months of fiscal year 2016, the Company invested approximately $31,572 in capital projects (including amounts for capital leases), consisting of various fixed asset types (buildings, machinery, equipment and transportation equipment).

The total amount ultimately invested for fiscal years 2016 and 2017 could be more or less depending on the timing and scale of contemplated initiatives, and is expected to be funded by a combination of cash from operations, borrowings under the ABL Revolver and new capital lease obligations. The Company expects the capital projects undertaken over the course of fiscal years 2016 and 2017 to provide significant benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

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

Stock Repurchase Program

The Company repurchased a total of 206 shares during the current year-to-date period, at an average price of $30.13. As of December 27, 2015, the Company has repurchased a total of 3,147 shares, at an average price of $23.01 (for a total of $72,438 inclusive of commission costs) pursuant to its two Board-approved stock repurchase programs. $27,603 remains available under the current Board-approved stock repurchase program as of December 27, 2015.

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

Cash Provided by Operating Activities

Net cash provided by operating activities increased from $9,565 for the prior year-to-date period to $15,392 for the current year-to-date period. The significant components of cash provided by operating activities are summarized below.

	For The Six Months Ended
	December 27, 2015	December 28, 2014
Net income including non-controlling interest	$13,980	$15,797
Equity in earnings of unconsolidated affiliates	(3,163)	(7,002)
Subtotal	10,817	8,795

Distributions received from unconsolidated affiliates	2,947	—

Deferred income taxes	5,266	1,620

Other changes	(3,638)	(850)
Net cash provided by operating activities	$15,392	$9,565

The increase is primarily attributable to (i) significantly lower taxes paid in the current period (due, in large part, to the favorable depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015, enacted in December 2015) and (ii) $2,947 of distributions from unconsolidated affiliates received in the current period, when no such receipts occurred in the comparable prior period. Additionally, net income including non-controlling interest, after taking into account non-cash earnings from equity affiliates, is approximately $2,000 higher than the prior period.

The increase is partially offset by a higher amount of cash utilized for working capital, primarily due to (i) changes in accounts payable due to the timing of vendor purchases and payments and (ii) changes in receivables due to a comparable increase in days sales outstanding.

Cash Used in Investing Activities and Cash Provided by Financing Activities

The Company utilized $26,023 for net investing activities and provided $21,219 from net financing activities during the current year-to-date period. Significant investing activities include $27,419 for capital expenditures, which primarily relate to the addition of machinery, equipment and infrastructure for the Company’s new plastic bottle processing plant at our existing location in Reidsville, North Carolina, which is expected to begin production in the fall of 2016, along with other capital expenditures to improve the Company’s manufacturing flexibility and capability to produce PVA products and to increase the capacity of our REPREVE® Recycling Center.

Significant financing activities include $24,075 for net borrowings against the ABL Facility and $6,211 for stock repurchases.

Contractual Obligations

The Company has incurred various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements.

Changes to the Company’s obligations under various debt and financing arrangements during the six months ended December 27, 2015 have been outlined in note 9, with supplemental discussions above in this Item 2.

During the first quarter of fiscal year 2016, the Company entered into certain agreements to purchase assets in connection with the construction of a plastic bottle processing plant (as previously discussed) for the Polyester Segment. At December 27, 2015, unpaid amounts relating to these agreements total approximately $7,150, and relate to equipment not yet received by the Company.

From time to time, the Company exchanges equipment or extends the term of operating leases for certain transportation equipment under a master lease agreement. During the six months ended December 27, 2015, the Company exchanged multiple power units pursuant to such master lease agreement, with terms extending over the next four to six years. The increase to the existing obligation approximates $6,500.

In October 2015, the Company entered into a commitment to construct assets for future use in connection with a contract-manufacturing project for a third-party. While the subject assets are being financed by a construction financing arrangement (described above), in the course of facilitating construction, the Company will incur commitments to equipment vendors and contractors. As of December 27, 2015, such commitments total approximately $6,600.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The SEC has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimates from quarter to quarter could materially impact the presentation of the financial statements. The Company’s critical accounting policies are discussed in the 2015 Form 10-K. There have been no material changes to these policies during the current period.

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

Interest Rate Risk

The Company is exposed to interest rate risk through its borrowing activities. As of December 27, 2015, the Company had borrowings under its ABL Revolver and ABL Term Loan that totaled $111,200 and contained variable rates of interest; however, the Company hedges a significant portion of such interest rate variability using an interest rate swap.  After considering the variable rate debt obligations that have been hedged and the Company’s outstanding debt obligations with fixed rates of interest, the Company’s sensitivity analysis shows that a 50-basis point increase in LIBOR as of December 27, 2015 would result in an increase of $326 in annual interest expense.

Currency Exchange Rate Risk

The Company conducts its business in various foreign countries and in various foreign currencies. Each of the Company’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose the Company to foreign currency exchange risk. The Company may enter into foreign currency forward contracts to hedge this exposure. The Company may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments. As of December 27, 2015, the Company had no outstanding foreign forward currency contracts.

A significant portion of raw materials purchased by the Company’s Brazilian subsidiary is denominated in U.S. Dollars, requiring the Company to regularly exchange Brazilian Real. During recent years, and most notably in fiscal year 2015, the Company has been negatively impacted by a devaluation of the Brazilian Real. During fiscal year 2015, the Brazilian Real declined approximately 40% in relation to the U.S. Dollar, thereby reducing the utility of cash and cash equivalents held by the Company’s Brazilian subsidiary. Further devaluation of the Brazilian Real versus the U.S. Dollar occurred during the first six months of fiscal year 2016. Predicting fluctuations in the Brazilian Real is impracticable. Discussion and analysis surrounding the impact of the devaluation of the Brazilian Real on the Company’s results of operations is included above in Item 2.

As of December 27, 2015, the Company’s subsidiaries outside the U.S., whose functional currency is other than the U.S. Dollar, held approximately 11.4% of the Company’s consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of December 27, 2015, $10,886, or 56.1%, of the Company’s cash and cash equivalents were held outside the U.S., of which approximately $1,985 were held in U.S. Dollar equivalents.

More information regarding the Company’s derivative financial instruments as of December 27, 2015 is provided in note 14.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of December 27, 2015, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. During the Company’s second quarter of fiscal year 2016, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) The following table summarizes the Company’s purchases of its common stock during the fiscal quarter ended December 27, 2015, all of which purchases were made under the stock repurchase program approved by the Board on April 23, 2014, under which the Company is authorized to acquire up to $50,000 of common stock. The repurchase program has no stated expiration or termination date, and there is no time limit or specific time frame for repurchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

9/28/15 – 10/27/15	20	$28.06	20	$27,815
10/28/15 – 11/27/15	7	$30.17	7	27,603
11/28/15 – 12/27/15	—	$—	—	27,603
Total	27	$28.60	27

Repurchases are subject to applicable limitations and requirements set forth in the ABL Facility. For additional information, including information regarding limitations on payment of dividends and share repurchases, see note 9.

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

3.1(ii)	Restated By-laws of the Company (last amended July 23, 2014) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) filed on July 23, 2014).

4*	None*

10.1+	Severance Agreement and Waiver of Claims between the Company and James M. Otterberg, effective November 10, 2015.

31.1+	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2015, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

+ Filed herewith

* The Company has long-term debt but has not filed the instruments evidencing such debt as part of Exhibit 4, as none of such instruments authorizes the issuance of debt exceeding 10 percent of the total consolidated assets of the Company. The Company agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: February 4, 2016	By:	/s/ SEAN D. GOODMAN
Sean D. Goodman
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

3.1(ii)	Restated By-laws of the Company (last amended July 23, 2014) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) filed on July 23, 2014).

4*	None*

10.1+	Severance Agreement and Waiver of Claims between the Company and James M. Otterberg, effective November 10, 2015.

31.1+	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2015, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

+ Filed herewith

* The Company has long-term debt but has not filed the instruments evidencing such debt as part of Exhibit 4, as none of such instruments authorizes the issuance of debt exceeding 10 percent of the total consolidated assets of the Company. The Company agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.