Form 10-K/A
period 2015-06-28
UNIFI INC
filed 2016-03-31
CIK 100726

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Annual Meeting of Shareholders of Unifi, Inc., held on October 21, 2015, are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

Amendment No. 1

Explanatory Note

Unifi, Inc. (the “Company” or the “Registrant”) is filing this Form 10-K/A to amend Item 15 of its Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended June 28, 2015 in order to, pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, include the financial statements and related notes of Parkdale America, LLC (“PAL”), an unconsolidated joint venture in which the Company holds a 34% equity ownership interest.

Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed.

PAL met the significant subsidiary test described above for the Company’s fiscal years ending June 28, 2015, June 29, 2014 and June 30, 2013 and the Company has included in this Form 10-K/A the required audited financial statements for PAL’s corresponding fiscal years ending January 2, 2016, January 3, 2015 and December 28, 2013. The Company’s significance test is calculated as of the end of its fiscal year and for its fiscal year.

Item 15 is also being amended by this Form 10-K/A to (i) include reference to the PAL financial statements and the related reports of PAL’s independent auditors, (ii) file the consents of the independent auditors related to their opinions contained in this filing and (iii) include certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Form 10-K/A does not otherwise update or amend any other items or disclosures as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the original filing. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the text of the amended Item 15 is set forth in its entirety in the attached pages hereto.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1. Financial Statements

The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this Report.

2. Financial Statement Schedules

Financial Statements of Parkdale America, LLC (“PAL”) as of January 2, 2016 and January 3, 2015 and for PAL’s fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013.

PAL is an unconsolidated joint venture in which the Company holds a 34% equity ownership interest. Accordingly, pursuant to Rule 3-09(b)(2) of Regulation S-X under the Exchange Act, the Company is filing the required financial statements and related notes of PAL via this Form 10-K/A. PAL’s most recent fiscal year end was January 2, 2016, which is more than 90 days after the Company’s corresponding fiscal year, which ended June 28, 2015.

PAL’s prior fiscal year end was January 3, 2015, which was more than 90 days after the Company’s corresponding fiscal year, which ended June 29, 2014. Accordingly, pursuant to Rule 3-09(b)(2) of Regulation S-X under the Exchange Act, the Company filed the required financial statements and related notes of PAL on April 2, 2015 via an amendment to the Annual Report on Form 10-K for the fiscal year ended June 29, 2014 (the “2014 10-K/A”).

PricewaterhouseCoopers LLP (“PwC”) was the independent registered public accounting firm that issued audit reports on the financial statements of PAL for PAL’s fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012, which reports were included in the 2014 10-K/A. Subsequent to the Company’s fiscal year 2015, but prior to the filing of the Annual Report on Form 10-K for such fiscal year, PwC informed the Company that PwC had performed certain non-audit services, as engaged by the Company, that were not in accordance with the auditor independence standards of Regulation S-X. The non-audit services performed by PwC for the Company were related to internal audit associate-level staff secondments. Total fees paid by the Company to PwC for these non-audit services were approximately $151,000, $108,000, $147,000 and $49,000 for the Company’s fiscal years 2015, 2014, 2013 and 2012, respectively.

The Audit Committee of the Company’s Board of Directors and PwC separately considered the impact that these non-audit services may have had on PwC’s independence with respect to PAL. Both the Company’s Audit Committee and PwC concluded that the services identified above did not affect PwC’s ability to be objective and impartial in the conduct of its audits of the January 3, 2015, December 28, 2013 and December 29, 2012 PAL financial statements. In making this determination, both the Company’s Audit Committee and PwC considered, among other things, that at all times the Company retained all decision making over the scope of work and the conclusions formed, the insignificant amount of fees involved, the nature of the services provided and that the services were not the subject of, or related to, PwC’s audits of PAL’s financial statements.

BDO USA, LLP is the independent auditor that has issued an audit report on the financial statements of PAL for PAL’s fiscal year ended January 2, 2016, which report is included within this Form 10-K/A.

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

Exhibit Number	Description

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

Exhibit Number	Description

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

Exhibit Number	Description

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

21.1+	List of Subsidiaries.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2++	Consent of BDO USA, LLP, Independent Auditors to Parkdale America, LLC.

23.3++	Consent of PricewaterhouseCoopers LLP, Independent Accountants to Parkdale America, LLC.

31.1++	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2++	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

+ + Filed herewith.

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

Unifi, Inc.

Date: March 31, 2016	By:	/s/ SEAN D. GOODMAN
Sean D. Goodman
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer and Duly Authorized Officer)

Parkdale America, LLC and Subsidiaries (A Limited Liability Company)
Consolidated Financial Statements
As of January 2, 2016 and January 3, 2015 and for the Three Years Ended January 2, 2016

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Financial Statements

As of January 2, 2016 and January 3, 2015 and

for the Three Years Ended January 2, 2016

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

 Contents

Independent Auditors’ Reports	3-5

Consolidated Financial Statements

Balance Sheets	7

Statements of Operations	8

Statements of Comprehensive Income	9

Statements of Members’ Equity	10

Statements of Cash Flows	11-12

Notes to Financial Statements	13-26

Independent Auditor’s Report

To the Board of Members of

Parkdale America, LLC

Gastonia, North Carolina

We have audited the accompanying consolidated financial statements of Parkdale America, LLC and its subsidiaries, which comprise the consolidated balance sheet as of January 2, 2016 and the related consolidated statements of operations, comprehensive income, members’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

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

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parkdale America, LLC and its subsidiaries as of January 2, 2016 and the results of their operations and their cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

 /s/ BDO USA, LLP

Charlotte, North Carolina

March 30, 2016

 Independent Auditor’s Report

To the Board of Members of

Parkdale America, LLC

We have audited the accompanying consolidated financial statements of Parkdale America, LLC and its subsidiaries, which comprise the consolidated balance sheet as of January 3, 2015 and the related consolidated statements of operations, comprehensive income, members’ equity and cash flows for each of the two fiscal years in the period ended January 3, 2015.

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

Opinion

In our opinion, the consolidated financial statements, referred to above present fairly, in all material respects, the financial position of Parkdale America, LLC and its subsidiaries as of January 3, 2015 and the results of their operations and their cash flows for each of the two fiscal years in the period ended January 3, 2015 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 31, 2015

Consolidated Financial Statements

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Balance Sheets

	2015	2014

Assets
Current assets:
Cash and cash equivalents	$8,946,000	$11,411,000
Trade accounts receivable (less allowance of $3,811,000 and $3,721,000 in 2015 and 2014, respectively)	94,364,000	116,080,000
Other receivables	2,351,000	2,372,000
Due from affiliates	6,000	56,000
Inventories, net	109,514,000	110,560,000
Prepaid expenses and other assets	2,756,000	2,906,000
Due from broker	1,425,000	533,000
Derivative assets	863,000	1,815,000

Total current assets	220,225,000	245,733,000

Property, plant and equipment, net	208,775,000	176,162,000
Deferred financing costs, net	465,000	653,000
Other noncurrent assets	1,432,000	1,075,000

Total assets	$430,897,000	$423,623,000

Liabilities and Members' Equity
Current liabilities:
Trade accounts payable	$27,771,000	$24,445,000
Accrued expenses	11,161,000	11,573,000
Due to affiliates	4,342,000	5,971,000
Derivative liabilities	936,000	2,019,000
Current portion of deferred revenue	-	1,741,000

Total current liabilities	44,210,000	45,749,000

Other long-term liabilities	3,013,000	3,742,000
Notes payable to affiliate	5,000,000	20,000,000
Deferred revenue, net of current portion	355,000	408,000

Total liabilities	52,578,000	69,899,000

Commitments and contingencies (Note 13)

Members' equity	378,319,000	353,724,000

Total liabilities and members' equity	$430,897,000	$423,623,000

See accompanying notes to consolidated financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Operations

	2015	2014	2013

Net sales	$837,311,000	$831,578,000	$827,735,000

Cost of goods sold	793,652,000	778,676,000	755,051,000

Gross profit	43,659,000	52,902,000	72,684,000

General and administrative expenses	17,601,000	17,503,000	15,699,000

Gain on disposals of property, plant and equipment	(938,000)	(813,000)	(395,000)

Income from operations	26,996,000	36,212,000	57,380,000

Interest expense	478,000	295,000	726,000

Interest income	(205,000)	(203,000)	(113,000)

Earnings from investment in joint venture	-	(744,000)	(660,000)

(Gain) loss on foreign exchange contracts	(35,000)	1,024,000	(349,000)

Gain on acquisitions	(9,382,000)	(4,430,000)	-

Foreign exchange gain, net	(1,160,000)	(1,009,000)	-

Other income, net	(396,000)	(204,000)	(10,000)

Income before provision for income taxes	37,696,000	41,483,000	57,786,000

Provision for income taxes	648,000	278,000	-

Net income	$37,048,000	$41,205,000	$57,786,000

See accompanying notes to consolidated financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Comprehensive Income

	2015	2014	2013

Net income	$37,048,000	$41,205,000	$57,786,000

Other comprehensive loss:

Impact to net income for cash flow hedges	-	-	(694,000)

Change in unrealized gain on cash flow hedges	-	-	652,000

Foreign currency translation	(2,407,000)	(1,798,000)	-

Other comprehensive loss	(2,407,000)	(1,798,000)	(42,000)

Comprehensive income	$34,641,000	$39,407,000	$57,744,000

See accompanying notes to consolidated financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Members’ Equity

	Accumulated Other Comprehensive Income (Loss)	Members' Equity	Total Members' Equity

Balance at December 29, 2012	$42,000	$299,834,000	$299,876,000

Net income	-	57,786,000	57,786,000
Changes related to derivative instruments	(42,000)	-	(42,000)
Dividends paid	-	(17,555,000)	(17,555,000)

Balance at December 28, 2013	-	340,065,000	340,065,000

Net income	-	41,205,000	41,205,000
Foreign currency translation	(1,798,000)	-	(1,798,000)
Dividends paid	-	(25,748,000)	(25,748,000)

Balance at January 3, 2015	(1,798,000)	355,522,000	353,724,000

Net income	-	37,048,000	37,048,000
Foreign currency translation	(2,407,000)	-	(2,407,000)
Dividends paid	-	(10,046,000)	(10,046,000)

Balance at January 2, 2016	$(4,205,000)	$382,524,000	$378,319,000

See accompanying notes to consolidated financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Cash Flows

	2015	2014	2013
Cash flows from operating activities:
Net income	$37,048,000	$41,205,000	$57,786,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,922,000	27,848,000	26,742,000
Gain on disposals of property, plant and equipment	(938,000)	(813,000)	(395,000)
Amortization of deferred financing costs	188,000	191,000	697,000
Earnings from investment in joint venture	-	(744,000)	(660,000)
Dividends received from joint venture	-	400,000	501,000
Deferred income taxes	(45,000)	223,000	-
Net change in derivative instruments	(1,023,000)	400,000	1,674,000
Gain on purchase of manufacturing assets	(9,382,000)	-	-
Gain on purchase of joint venture entities	-	(4,430,000)	-
Changes in operating assets and liabilities:
Trade accounts receivable, net	21,433,000	1,202,000	(14,508,000)
Other receivables	(2,000)	2,344,000	(1,450,000)
Income tax receivable	275,000	263,000	-
Value added tax receivable	(671,000)	(368,000)	-
Due to/from affiliates, net	(2,523,000)	453,000	1,818,000
Inventories	4,386,000	(598,000)	2,258,000
Prepaid expenses and other assets	212,000	(106,000)	(65,000)
Other noncurrent assets	(494,000)	(24,000)	239,000
Trade accounts payable	3,769,000	(10,179,000)	(139,000)
Accrued expenses and other liabilities	(366,000)	(610,000)	4,000
Deferred income	(1,793,000)	(2,162,000)	(7,150,000)
Other noncurrent liabilities	(381,000)	(638,000)	686,000

Net cash provided by operating activities	91,615,000	53,857,000	68,038,000

Cash flows from investing activities:
Purchase of manufacturing assets	(13,340,000)	-	-
Purchase of remaining joint venture interest, net of cash acquired	-	(9,175,000)	-
Purchases of property, plant and equipment	(57,041,000)	(82,612,000)	(27,774,000)
Proceeds from disposal of property, plant and equipment	1,452,000	2,498,000	582,000

Net cash used in investing activities	(68,929,000)	(89,289,000)	(27,192,000)

(Continued)

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Cash Flows

	2015	2014	2013
Cash flows from financing activities:
Borrowings from affiliate	25,000,000	70,000,000	-
Repayment of borrowings from affiliate	(40,000,000)	(50,000,000)	-
Payment of deferred financing costs	-	-	(938,000)
Dividends paid	(10,046,000)	(25,748,000)	(17,555,000)
Net cash used in financing activities	(25,046,000)	(5,748,000)	(18,493,000)
Effect of exchange rate on cash and cash equivalents	(105,000)	(133,000)	-
Net (decrease) increase in cash and cash equivalents	(2,465,000)	(41,313,000)	22,353,000
Cash and cash equivalents:
Beginning of year	11,411,000	52,724,000	30,371,000
End of year	$8,946,000	$11,411,000	$52,724,000
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$290,000	$104,000	$28,000
Taxes	429,000	163,000	-
Accrued purchases of property, plant and equipment	2,878,000	2,678,000	947,000

See accompanying notes to consolidated financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Business

On June 30, 1997, Parkdale Mills, Inc. (“Mills”) and Unifi, Inc. (“Unifi”) entered into a Contribution Agreement (the “Agreement”) that sets forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open- end and air-jet spinning technologies to create Parkdale America, LLC (the “Company”). In exchange for their respective contributions, Mills and Unifi received a 66% and 34% ownership interest in the Company, respectively.

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

On August 28, 2014 the Company entered into an Equity Redemption Agreement (“Redemption Agreement”) through the Summit Entities and International Textile Group, Inc. (“ITG”) to redeem and retire ITG’s 50% interest in the Summit Entities. The statement of financial position, results of operations, and cash flows of Summit Yarn and Summit Holding are consolidated in the financial statements from the date of the Redemption Agreement. Prior to the Redemption Agreement, the Company accounted for its 50% interest in the Summit Entities using the equity method (see Note 3).

All significant intercompany transactions and accounts have been eliminated in consolidation.

Operations

The Company is a producer of cotton and synthetic yarns for sale to the textile and apparel industries, both foreign and domestic. As of January 2, 2016, the Company has 16 manufacturing facilities located in North America.

The Company’s fiscal year end is the Saturday nearest to December 31. The Company’s fiscal years 2015, 2014, and 2013 ended on January 2, 2016, January 3, 2015, and December 28, 2013, respectively. Fiscal year 2014 contained 53 weeks while fiscal years 2015 and 2013 contained 52 weeks.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The carrying value of these cash equivalents approximates their fair values. The Company maintains cash deposits with major banks that may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes the risk of loss to be remote.

Concentration of Credit Risk

Substantially all of the Company’s accounts receivable is due from companies in the textile and apparel markets located primarily throughout North America. The Company generally does not require collateral for its accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Allowances provided for doubtful accounts were $3,811,000 and $3,721,000 as of January 2, 2016 and January 3, 2015, respectively.

Sales to five customers accounted for approximately 77%, 76%, and 74% of total sales during fiscal years 2015, 2014, and 2013, respectively. As of January 2, 2016 and January 3, 2015, accounts receivable from five customers composed 86% and 78%, respectively, of total gross accounts receivable outstanding.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

Fair Value Measurements

The Company follows the guidance in Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement”, to account for fair value measurements. The guidance emphasizes that fair value is a market based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

Level 1 – Observable inputs, such as quoted prices in active markets

Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3 – Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions

The Company’s derivative instruments represent the only balances which are measured at fair value on a recurring basis. The fair value of derivative instruments is based primarily on either quoted prices in active markets (Level 1 for cotton futures contracts) or based on market observable inputs (Level 2 for cotton purchase agreements). See Note 10 for separate disclosure of derivatives measured at fair value.

The carrying amount of money market funds, receivables, and accounts payable approximate fair value because of the short-term maturity of such instruments.

Self-Insurance

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

Basis of Foreign Currency Translation

The functional currency for Grupo is the Mexican peso. Grupo’s financial statements are translated into U.S. dollars for consolidation purposes. Investment and equity accounts are translated at historical values. All other asset and liability accounts are translated at quoted year end rates. Revenue and expenses are translated on a monthly basis at the average rates of exchange in effect during the periods. Gains and losses on translation are recorded in accumulated other comprehensive income (loss) as a component of members’ equity on the accompanying consolidated balance sheets.

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

In fiscal years 2015, 2014 and 2013, no impairment charges were recorded.

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

The Company recognizes income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired. The Company recognized income of $16,570,000, $15,980,000, and $21,087,000 for the cotton consumption portion of the subsidy earned during the fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013, respectively, as a reduction to cost of goods sold in the accompanying statements of operations. The Company\ records the portion of the cotton subsidy deemed to be associated with the qualifying capital expenditures as a reduction of the cost of the equipment purchased. The portion of the subsidy earned associated with the qualifying capital expenditures for 2015, 2014 and 2013 was $662,000, $553,000, and $963,000, respectively. This amount was capitalized and is amortized over the nine year useful life on a double declining methodology, consistent with the useful life of the assets acquired.

The Company had receivables totaling $1,192,000 and $1,153,000 related to the subsidy program as of January 2, 2016 and January 3, 2015, respectively, which is included as a component of other receivables on the accompanying consolidated balance sheets.

Shipping Costs

The costs to ship products to customers of approximately $24,394,000, $20,911,000 and $17,873,000 during the fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013, respectively, are included as a component of cost of goods sold in the accompanying consolidated statements of operations.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In May 2014, the FASB issued "Revenue From Contracts With Customers" (ASU 2014-09), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The pronouncement is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As amended by ASU 2015-14, this pronouncement is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the new guidance to determine the method of adoption and the impact it will have on its consolidated financial statements.

In July 2015, the FASB issued “Simplifying the Measurement of Inventory” (ASU 2015-11), that requires inventory within the scope of the ASU (e.g., FIFO or average cost) to be measured using the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). Inventory excluded from the scope of the ASU will continue to be measured at the lower of cost or market. The ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In February 2016, the FASB issued “Leases” (ASU 2016-02) that requires companies to recognize lease assets and lease liabilities by lessees for all operating leases. The pronouncement is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements.

2. Business Combination

On February 27, 2015, the Company acquired certain real property, machinery and equipment, and inventory from a yarn manufacturer (“Seller”) for cash consideration totaling $13,340,000. The acquisition qualified as a business combination. In connection with the acquisition, the Company recorded the assets acquired based on their estimated fair values at the date of acquisition. The results of operations of these facilities has been included in these consolidated financial statements commencing with the date of acquisition. The fair values of acquired real property and machinery and equipment were approximately $19,382,000, and the fair value of acquired inventory was approximately $3,340,000, resulting in a bargain purchase gain of $9,382,000. There were no liabilities assumed in connection with the acquisition. Concurrent with the transaction, the Company and the Seller entered into an eight year yarn supply agreement with terms approximating market value.

The Company has assessed the key valuation assumptions and business combination accounting procedures for this acquisition and believes that the recognition of a bargain purchase gain is appropriate. The most significant factor contributing to the bargain purchase gain was the yarn supply agreement that provides the Seller with the flexibility to meet the changing demands of their customer.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

3. Investment in Summit Yarn Joint Venture

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

Effective August 2, 2004, Burlington transferred its ownership in the Summit Entities to ITG. Summarized financial information of the Summit Entities for the fiscal year ended December 28, 2013 is as follows:

Amount

Revenue	$60,379,000
Expenses	59,059,000
Net income	1,320,000

On August 28, 2014 the Company entered into an Equity Redemption Agreement (“Redemption Agreement”), through the Summit Entities, with ITG to redeem and retire ITG’s 50% interest in the Summit Entities. The purchase price was $10,125,000 and a gain of $4,430,000 was recognized in the accompanying consolidated statement of operations. The results of the Summit Entities are consolidated in the financial statements from the date of the Redemption Agreement. Prior to the Redemption Agreement, the Company accounted for its 50% interest in the Summit Entities using the equity method. In conjunction with the Redemption Agreement, Summit Yarn executed a yarn supply contract with ITG. The yarn supply agreement was at market rates at the transaction date and accordingly no intangible asset was recorded as a result of the agreement.

Subsequent to the Redemption Agreement, the Summit Entities had revenue of $19,847,000 and a net loss of $911,000 for the period from August 28, 2014 to January 3, 2015. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on December 30, 2012.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

	Pro Forma Year Ended January 3, 2015 (unaudited)	Pro Forma Year Ended December 28, 2013 (unaudited)

Revenue	$876,333,000	$888,114,000
Net income	41,702,000	57,681,000

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

In 2014, the Company incurred $158,000 of acquisition-related costs. These expenses are included in general and administrative expense on the accompanying consolidated statement of operations for the year ended January 3, 2015 and are reflected in pro forma earnings for the year ended December 28, 2013, in the table above.

The following table summarizes the fair values of the assets acquired and liabilities assumed as a result for the Redemption Agreement date:

Amount

Cash and cash equivalents	$950,000
Trade accounts receivable	11,448,000
Inventories	3,496,000
Property, plant, and equipment	11,480,000
Other assets	1,765,000
Trade accounts payable and other liabilities	(5,495,000)

23,644,000
Fair value of previously held equity investment	(11,822,000)
Bargain purchase gain	(1,697,000)

Purchase Price	$10,125,000

We have assessed the key valuation assumptions and business combination accounting procedures for this acquisition and believe the recognition of a bargain purchase gain is appropriate for this acquisition. The most significant factor contributing to the bargain purchase gain was the JV Agreement which restricted the sale of either party’s interest to a third party. The bargain purchase gain has been recorded in the accompanying consolidated statements of operations for the year ended January 3, 2015.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

4. Inventories

Inventories are stated at the lower of cost or market. Cost was determined using the specific identification method for raw materials, yarn-in-process, and finished yarn inventories. The Company performs periodic assessments to determine the existence of obsolete and slow-moving inventories and records necessary provisions to reduce such inventories to net realizable value. Inventories as of January 2, 2016 and January 3, 2015, consist of the following:

	2015	2014
Cotton and synthetics	$51,887,000	$51,283,000
Yarn in process	10,439,000	7,788,000
Finished yarn	46,923,000	51,735,000
Supplies	1,625,000	975,000

	110,874,000	111,781,000
Less: Inventory Reserves	(1,360,000)	(1,221,000)

	$109,514,000	$110,560,000

5.     Property, Plant and Equipment

A summary of property, plant and equipment as of January 2, 2016, and January 3, 2015, is as follows:

	Useful Lives in
	Years			2015	2014

Land and land improvements		15		$9,648,000	$9,125,000
Buildings	15	-	39	114,117,000	100,953,000
Machinery and equipment	5	-	9	577,633,000	498,177,000
Office furniture and fixtures	3	-	7	18,585,000	16,250,000

				719,983,000	624,505,000
Less: Accumulated depreciation				(516,861,000)	(482,879,000)
Construction in progress				5,653,000	34,536,000

Property, plant and equipment, net				$208,775,000	$176,162,000

Depreciation expense for the fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013, was $41,922,000, $27,848,000, and $26,742,000, respectively.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

6. Income Taxes

The Company is a limited liability company treated as a partnership for federal and state income tax reporting purposes. As a result, the Company’s results of operations are included in the income tax returns of its individual members. Accordingly, income taxes are accounted for at the individual member level. Therefore, the Company has not recorded a separate provision for income taxes.

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

The provision for income taxes for the years ended January 2, 2016 and January 3, 2015 is comprised of the following:

	2015	2014

Current Income tax	$693,000	$55,000
Deferred income tax	(45,000)	223,000

Total Income Tax	$648,000	$278,000

As a result of the elimination of the tax consolidation in Mexico for tax years beginning January 1, 2013, Grupo is required to pay $575,000 in taxes computed under the previous regime over the next three years.

The most significant temporary difference that gives rise to deferred tax liabilities is fixed assets. Grupo has recorded a deferred tax liability of $1,135,000 related to deferred tax basis differences which is included in other long-term liabilities. For Grupo, the effective tax rate differs from the statutory rates primarily due to inflationary adjustments under the Mexican tax regime.

The Company does not believe that it has taken any uncertain tax positions that would require recognition of a contingent liability. The tax returns of Summit Holding for tax years 2011 and forward remain subject to examination by U.S. tax authorities, while the tax years 2007 through 2010 remain subject to examination by U.S. tax authorities to the extent of net operating loss carryforwards, which are not significant. Grupo’s tax returns remain subject to examination by Mexican tax authorities for tax years 2010 and forward.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

7. Deferred Revenue

In connection with a 2009 business combination, the Company received equipment from Hanesbrands, Inc. in 2010 having a fair value of $12,111,000. This equipment was contributed to the Company in connection with a vendor managed inventory program between the Company and Hanesbrands, Inc. The Company recorded the equipment received at its fair value at the date acquired, and recorded deferred revenue which is being amortized over the life of the yarn supply agreement. The remaining deferred revenue related to this agreement was $1,741,000 at January 3, 2015 and became fully recognized during 2015.

8. Deferred Financing Costs

The Company capitalized financing costs of $938,000 in 2013 related to a new revolving credit facility (see Note 9). These costs are being amortized on a straight-line basis over the term of the debt agreement, which matures on June 28, 2018. Amortization was $188,000, $191,000, and $299,000 for fiscal years 2015, 2014, and 2013, respectively, and is included as a component of interest expense in the accompanying consolidated statements of operations. In addition, deferred financing costs of $398,000 were written off in 2013 related to the extinguished credit facility, which were also included in interest expense. Estimated future amortization expense of deferred financing costs is summarized as follows:

Fiscal Year	Amount

2016	$188,000
2017	188,000
2018	89,000

9. Long-Term Debt – Related Party

On June 28, 2013, the Company entered into a $175,000,000 revolving credit facility with its parent company, having a maturity date of June 28, 2018. At the Company’s option, borrowings under the facility may be maintained as (1) “Base Rate” loans or (2) “Eurodollar” (LIBOR) loans, plus applicable margins ranging from 0.00% to 2.49%. The agreement includes customary covenants that require the Company to maintain a minimum fixed-charge coverage ratio and restrict its leverage ratio. The Company was in compliance with these covenants as of January 2, 2016. There were $5,000,000 and $20,000,000 in borrowings outstanding on the credit facility as of January 2, 2016 and January 3, 2015, respectively. See Note 12 for other related party transactions.

10. Derivative Instruments

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

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

The Company is subject to price risk related to anticipated fixed-price yarn sales. In the normal course of business, under procedures and controls established by the Company’s financial risk management framework, the Company may enter into cotton futures contracts to manage changes in raw material prices in order to protect the gross margin of fixed-price yarn sales. The changes in fair value related to these cotton futures are reflected as an operating activity in the accompanying consolidated statement of cash flows. As of January 2, 2016 and January 3, 2015, the Company has recorded these instruments at their fair value of $1,352,000 and $329,000 respectively, in the accompanying consolidated balance sheets.

	Balance Sheet	Fair Value	Fair Value
	Location	January 2, 2016	January 3, 2015

Derivative assets, commodity contracts
Nonhedges	Derivative assets	$863,000	$1,815,000
Derivative liabilities, commodity contracts
Nonhedges	Derivative liabilities	(936,000)	(2,019,000)
Due from broker		1,425,000	533,000

Net derivative asset		$1,352,000	$329,000

The Company’s derivative instruments are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy. The fair value of the derivative instruments are classified as current assets and liabilities as of January 2, 2016 and January 3, 2015. The Company did not have any assets or liabilities classified as Level 3 at January 2, 2016 or January 3, 2015.

During the first quarter of 2013, the Company elected to discontinue designating futures contracts as cash flow hedges. The amount remaining in accumulated other comprehensive income was released over time based on when the sale occurred. As of January 2, 2016 and January 3, 2015, there were no unrealized gains or losses recorded in members’ equity.

The Company enters into forward contracts for certain cotton purchases, which qualify as derivative instruments. However, these contracts meet the applicable criteria to qualify for the “normal purchases and normal sales” exemption in ASC 815, “Derivatives and Hedging”. Therefore, the derivative accounting requirements are not applicable to these contracts.

The Company did not elect the “normal purchases and normal sales” exemption for certain other cotton purchase agreements, which qualify as derivatives for accounting purposes. As a result, such contracts were recorded at fair value on the Company’s balance sheets and changes in fair value for these contracts were included in cost of goods sold in the accompanying consolidated statements of operations. The Company used futures contracts to economically hedge changes in fair value of these contracts. As of January 3, 2015, $4,990,000 of realized gains on these contracts was recorded as a reduction to inventory.

In January 2015, the Company elected the “normal purchases and normal sales” exemption, for all cotton purchase agreements, making the derivative accounting requirements not applicable for these contracts entered into after January 3, 2015. The $4,990,000 of realized gains recorded as a reduction to inventory was released to cost of goods sold as the cotton was consumed during the year ended January 2, 2016.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

The Company recorded net gains (losses) on forward contracts and cotton purchase agreements designated as derivatives of $10,119,000, $(3,724,000) and $(2,154,000) for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively. These gains (losses) are included in the cost of goods sold in the accompanying consolidated statements of operations.

Collateral is settled daily on these contracts and is shown on the balance sheet as “Due to broker” or “Due from broker”.

11. Defined Contribution Plan

The Company maintains a defined contribution retirement plan available to substantially all employees. The Company’s contributions are based on a formula for matching employee contributions. The Company incurred costs for this plan of $973,000, $773,000, and $641,000, during the fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013, respectively. Also, in accordance with Mexican labor law, Grupo has a contingent liability for severance, voluntary separation, seniority premium, and pension payments to employees terminating under certain circumstances. Management has determined that these liabilities are not material at January 2, 2016 and January 3, 2015.

12. Related-Party Transactions

Cotton Purchases and Commitments

From time to time, the Company purchases and sells cotton to and from Mills. During fiscal years 2015, 2014, and 2013, the Company sold cotton to Mills at cost, amounting to $1,000, $0 and $230,000, respectively. The cost of cotton transferred between the Company and Mills is determined on a specific identification basis for each cotton bale sold or purchased. During fiscal years 2015, 2014 and 2013, the Company purchased cotton from Mills at cost, amounting to $137,000, $274,000 and $565,000, respectively.

Shared Expenses Allocation

The Company and Mills share certain warehousing, distribution and manufacturing expenses that are allocated based on the usages of these services. Amounts charged to the Company for these services were approximately $11,033,000, $9,993,000 and $9,148,000 for the fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013, respectively, and are recorded as a component of cost of goods sold.

In 2013, certain accounting and administrative expenses were also shared with Mills and $8,640,000 was charged to the Company. Parkdale, Inc. assumed these accounting and administrative expenses from Mills in 2014, which are allocated to the Company based upon a weighted average of key indicators, including but not limited to, pounds of yarn sold and net sales. Amounts charged to the Company by Parkdale, Inc., were approximately $10,476,000 and $11,170,000 for the fiscal years ended January 2, 2016 and January 3, 2015, respectively and are recorded as a component of general and administrative expenses.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

Due to and from Affiliates

Due to and from affiliates as of January 2, 2016 and January 3, 2015, consists of the following:

	2015	2014

Due from U.S. Cotton, LLC	$6,000	$56,000

Due from affiliates	$6,000	$56,000

Due to Mills and subsidiary	$(1,385,000)	$(2,174,000)
Due to Parkdale Mills de Honduras	(22,000)	(20,000)
Due to D'sky DSC S.R.L.	(21,000)	(33,000)
Due to Parkdale Mills de El Salvador	(84,000)	(21,000)
Due to Parkdale Incorporated	(2,830,000)	(3,722,000)
Due to U.S. Cotton, LLC	-	(1,000)

Due to affiliates	$(4,342,000)	$(5,971,000)

Amounts due to and from affiliates result from intercompany charges related to inventory purchases, accounts receivable collections, payroll tax payments, and the administrative expense allocation.

Other

The Company sells waste fibers to Henry Fibers, a company owned by a stockholder of Parkdale, Inc. Total sales amounted to $785,000, $746,000 and $206,000 for the fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013, respectively.

The Company entered into a revolving credit facility with its parent company in fiscal year 2014. See also Note 9.

13. Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for various buildings, vehicles, and office equipment. Future minimum lease payments during the remaining noncancelable lease terms as of January 2, 2016, are as follows:

2016	$252,000
2017	17,000

Total minimum lease payments	$269,000

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

Rent expense for the fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013, was $619,000, $406,000, and $570,000, respectively.

Purchase and Sales Commitments

At January 2, 2016 and January 3, 2015, the Company had unfulfilled cotton purchase commitments, at varying prices, for approximately 550,361,000 and 317,557,000 pounds of cotton, respectively, to be used in the production process. These contracts are generally effective for approximately one year. At January 2, 2016, January 3, 2015, and December 28, 2013, the Company had unfulfilled yarn sales contracts, at varying prices, with various customers that are not expected to result in any loss to the Company.

Contingencies

The Company is involved in various legal actions and claims arising in the normal course of business. Management believes that the resolution of such matters will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

14. Members’ and Stockholders’ Equity

The annual net income of Grupo is subject to the Mexican legal requirement that 5% thereof be transferred to a legal reserve each year until the reserve equals 20% of capital stock. This reserve may not be distributed to the stockholders during the existence of Grupo, except in the form of stock dividends. The legal reserve for Grupo has not been met as of January 2, 2016.

15. Subsequent Events

The Company evaluated transactions occurring after January 2, 2016 in accordance with ASC Topic 855, Subsequent Events, through March 30, 2016, which is the date the financial statements were available for issuance.