Form 10-Q
period 2016-03-27
UNIFI INC
filed 2016-05-05
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2016

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

The number of shares outstanding of the issuer’s common stock, par value $.10 per share, as of April 27, 2016 was 17,839,916.

UNIFI, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 27, 2016

Part I.      FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(amounts in thousands, except share and per share amounts)

	March 27, 2016	June 28, 2015
ASSETS
Cash and cash equivalents	$15,287	$10,013
Receivables, net	82,454	83,863
Inventories	105,944	111,615
Income taxes receivable	2,848	1,451
Other current assets	4,016	6,022
Total current assets	210,549	212,964

Property, plant and equipment, net	168,975	136,222
Deferred income taxes	1,588	3,922
Intangible assets, net	4,144	5,388
Investments in unconsolidated affiliates	117,952	113,901
Other non-current assets	5,748	3,975
Total assets	$508,956	$476,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$42,143	$45,023
Accrued expenses	15,053	16,640
Income taxes payable	1,404	676
Current portion of long-term debt	15,058	12,385
Total current liabilities	73,658	74,724
Long-term debt	106,703	91,725
Other long-term liabilities	11,476	10,740
Deferred income taxes	4,990	90
Total liabilities	196,827	177,279
Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized, 17,839,916 and 18,007,749 shares outstanding)	1,784	1,801
Capital in excess of par value	46,056	44,261
Retained earnings	296,828	278,331
Accumulated other comprehensive loss	(34,096)	(26,899)
Total Unifi, Inc. shareholders’ equity	310,572	297,494
Non-controlling interest	1,557	1,599
Total shareholders’ equity	312,129	299,093
Total liabilities and shareholders’ equity	$508,956	$476,372

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(amounts in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Net sales	$161,278	$172,187	$479,779	$512,170
Cost of sales	137,914	150,180	413,618	446,784
Gross profit	23,364	22,007	66,161	65,386
Selling, general and administrative expenses	12,142	12,647	35,391	37,266
Provision for bad debts	411	—	1,583	647
Other operating expense, net	819	329	879	891
Operating income	9,992	9,031	28,308	26,582
Interest income	(190)	(247)	(519)	(873)
Interest expense	908	1,209	2,708	3,237
Loss on extinguishment of debt	—	1,040	—	1,040
Equity in earnings of unconsolidated affiliates	(4,167)	(5,459)	(7,330)	(12,461)
Income before income taxes	13,441	12,488	33,449	35,639
Provision for income taxes	4,166	2,729	10,194	10,083
Net income including non-controlling interest	9,275	9,759	23,255	25,556
Less: net (loss) attributable to non-controlling interest	(414)	(257)	(923)	(955)
Net income attributable to Unifi, Inc.	$9,689	$10,016	$24,178	$26,511

Net income attributable to Unifi, Inc. per common share:
Basic	$0.54	$0.55	$1.35	$1.46
Diluted	$0.53	$0.53	$1.31	$1.41

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(amounts in thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Net income including non-controlling interest	$9,275	$9,759	$23,255	$25,556
Other comprehensive income (loss):
Foreign currency translation adjustments	3,723	(10,368)	(6,800)	(22,892)
Foreign currency translation adjustments for an unconsolidated affiliate	42	(414)	(454)	(785)
Reclassification adjustments on interest rate swap	19	19	57	212
Other comprehensive income (loss), net	3,784	(10,763)	(7,197)	(23,465)

Comprehensive income (loss) including non-controlling interest	13,059	(1,004)	16,058	2,091
Less: comprehensive (loss) attributable to non-controlling interest	(414)	(257)	(923)	(955)
Comprehensive income (loss) attributable to Unifi, Inc.	$13,473	$(747)	$16,981	$3,046

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(amounts in thousands)

	For The Nine Months Ended
	March 27, 2016	March 29, 2015
Cash and cash equivalents at beginning of year	$10,013	$15,907
Operating activities:
Net income including non-controlling interest	23,255	25,556
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(7,330)	(12,461)
Distributions received from unconsolidated affiliates	2,947	598
Depreciation and amortization expense	13,040	13,324
Loss on extinguishment of debt	—	1,040
Non-cash compensation expense	2,189	2,462
Excess tax benefit on stock-based compensation plans	(120)	(102)
Deferred income taxes	7,015	(74)
Other, net	(170)	700
Changes in assets and liabilities:
Receivables, net	(571)	(546)
Inventories	2,359	(709)
Other current assets and income taxes receivable	(988)	(2,745)
Accounts payable and accrued expenses	(5,280)	(6,157)
Income taxes payable	786	(1,265)
Other non-current assets	(32)	76
Other non-current liabilities	1,143	—
Net cash provided by operating activities	38,243	19,697

Investing activities:
Capital expenditures	(36,769)	(19,393)
Proceeds from sale of assets	2,103	130
Other, net	(2,010)	(85)
Net cash used in investing activities	(36,676)	(19,348)

Financing activities:
Proceeds from ABL Revolver	116,100	113,900
Payments on ABL Revolver	(118,100)	(122,800)
Proceeds from ABL Term Loan	17,375	22,000
Payments on ABL Term Loan	(6,875)	(5,625)
Proceeds from a term loan supplement	4,000	—
Proceeds from construction financing	790	—
Payments on capital lease obligations	(3,026)	(761)
Payments of debt financing fees	(217)	(934)
Common stock repurchased and retired under publicly announced programs	(6,211)	(4,160)
Proceeds from stock option exercises	114	41
Excess tax benefit on stock-based compensation plans	120	102
Contributions from non-controlling interest	880	1,119
Other	(506)	(406)
Net cash provided by financing activities	4,444	2,476

Effect of exchange rate changes on cash and cash equivalents	(737)	(3,980)
Net increase (decrease) in cash and cash equivalents	5,274	(1,155)
Cash and cash equivalents at end of period	$15,287	$14,752

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

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist of normal recurring adjustments, considered necessary for a fair statement of the results for interim periods have been included. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The preparation of financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the amounts reported and certain financial statement disclosures. Actual results may vary from these estimates.

All dollar and other currency amounts and share amounts, except per share amounts, are presented in thousands (000s), except as otherwise noted.

Fiscal Year

The Company’s current fiscal quarter ended on March 27, 2016, the last Sunday in March. The Company’s Chinese subsidiary’s fiscal quarter ended on March 28, 2016. The Company’s Brazilian and Colombian subsidiaries’ fiscal quarter ended on March 31, 2016. There were no significant transactions or events that occurred between the Company’s fiscal quarter end and its subsidiaries’ fiscal quarter end. The three months ended March 27, 2016 and March 29, 2015 each consisted of thirteen fiscal weeks. The nine months ended March 27, 2016 and March 29, 2015 each consisted of thirty-nine fiscal weeks.

Reclassifications

Certain reclassifications of prior years’ data have been made to conform to the current year presentation. Also see note 3.

Net sales, cost of sales, selling, general and administrative (“SG&A”) expenses, and other operating expense, net for the three months and nine months ended March 29, 2015 have been revised herein, where applicable, to correspond to the presentation for the three and nine months ended March 27, 2016, consistent with note 27 in the 2015 Form 10-K.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

3. Recent Accounting Pronouncements

During the second quarter of fiscal 2016, the Company early adopted Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU eliminates the existing requirement for entities to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, upon adoption, entities are required to classify all deferred tax assets and liabilities as noncurrent. Adopting this ASU provides simplification in the presentation of deferred tax assets and liabilities and alignment with International Financial Reporting Standards.

Retrospective application of June 28, 2015 balances reflect the revised presentation requirements of ASU 2015-17, as outlined in the table below.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The ASU is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for the Company’s fiscal year 2020, and early adoption is permitted.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The ASU is intended to clarify implementation guidance on principal versus agent considerations while reducing the potential for diversity in practice arising from inconsistent application. The effective date and transition requirements for ASU 2016-08 are the same as the effective date and transition requirements of ASU 2014-09 and 2015-14. The guidance is effective for the Company’s fiscal year 2019.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, while reducing cost and complexity. The ASU is effective for the Company’s fiscal year 2018, and early adoption is permitted.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The ASU is intended to clarify implementation guidance on performance obligations and licensing while reducing the potential for diversity in practice arising from inconsistent application. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09 and 2015-14. The guidance is effective for the Company’s fiscal year 2019.

The Company is evaluating the effect the new guidance will have on its consolidated financial statements and related disclosures.

There have been no other newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company's financial statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

4. Receivables, Net

Receivables, net consists of the following:

	March 27, 2016	June 28, 2015
Customer receivables	$85,354	$85,731
Allowance for uncollectible accounts	(2,800)	(1,596)
Reserves for yarn quality claims	(654)	(581)
Net customer receivables	81,900	83,554
Related party receivables	87	75
Other receivables	467	234
Total receivables, net	$82,454	$83,863

Other receivables consist primarily of receivables for duty drawback and refunds due from vendors.

The changes in the Company’s allowance for uncollectible accounts are as follows:

Allowance for Uncollectible Accounts
Balance at June 28, 2015	$(1,596)
Charged to costs and expenses	(1,583)
Charged to other accounts	70
Deductions	309
Balance at March 27, 2016	$(2,800)

5. Inventories

Inventories consists of the following:

	March 27, 2016	June 28, 2015
Raw materials	$38,128	$42,526
Supplies	5,240	5,404
Work in process	6,531	7,546
Finished goods	57,206	56,844
Gross inventories	107,105	112,320
Inventory reserves	(1,161)	(705)
Total inventories	$105,944	$111,615

The cost for the majority of the Company’s inventories is determined using the first-in, first-out method. Certain foreign inventories and limited categories of supplies of $25,613 and $28,426 as of March 27, 2016 and June 28, 2015, respectively, were valued under the average cost method.

6. Property, Plant and Equipment, Net

Property, plant and equipment, net (“PP&E”) consists of the following:

	March 27, 2016	June 28, 2015
Land	$3,100	$2,413
Land improvements	12,019	11,709
Buildings and improvements	143,742	141,259
Assets under capital leases	21,525	17,371
Machinery and equipment	534,462	531,225
Computers, software and office equipment	17,372	16,782
Transportation equipment	4,651	4,736
Construction in progress	31,787	6,710
Gross property, plant and equipment	768,658	732,205
Less: accumulated depreciation	(597,437)	(595,094)
Less: accumulated amortization – capital leases	(2,246)	(889)
Total property, plant and equipment, net	$168,975	$136,222

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Assets under capital leases consists of the following:

	March 27, 2016	June 28, 2015
Machinery and equipment	$14,745	$12,804
Transportation equipment	5,927	3,714
Building improvements	853	853
Gross assets under capital leases	$21,525	$17,371

During the nine months ended March 27, 2016, the Company entered into capital leases for machinery and transportation equipment with an aggregate present value of $4,154.

Depreciation expense and repairs and maintenance expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Depreciation expense	$3,781	$3,672	$11,379	$11,363
Repairs and maintenance expenses	4,074	4,473	12,575	13,421

7. Intangible Assets, Net

Intangible assets, net consists of the following:

	March 27, 2016	June 28, 2015
Customer lists	$23,615	$23,615
Non-compete agreements	4,293	4,293
Licenses, trademarks and other	877	837
Total intangible assets, gross	28,785	28,745

Accumulated amortization - customer lists	(20,357)	(19,432)
Accumulated amortization - non-compete agreements	(3,779)	(3,537)
Accumulated amortization – licenses, trademarks and other	(505)	(388)
Total accumulated amortization	(24,641)	(23,357)
Total intangible assets, net	$4,144	$5,388

Amortization expense for intangible assets consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Total amortization expense	$423	$520	$1,284	$1,557

8. Accrued Expenses

Accrued expenses consists of the following:

	March 27, 2016	June 28, 2015
Payroll and fringe benefits	$10,389	$11,258
Utilities	2,077	2,823
Contingent consideration	463	634
Property taxes	442	790
Other	1,682	1,135
Total accrued expenses	$15,053	$16,640

See note 14 for further information regarding the contingent consideration. Other consists primarily of employee-related claims and payments, interest, marketing expenses, freight expenses, rent, deferred incentives and other non-income related taxes.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

9. Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average	Principal Amounts as of
	Scheduled Maturity Date	Interest Rate as of March 27, 2016 (1)	March 27, 2016	June 28, 2015
ABL Revolver	March 2020	2.2%	$3,000	$5,000
ABL Term Loan	March 2020	2.5%	92,625	82,125
Renewables’ promissory note	September 2020	3.0%	135	—
Renewables’ term loan	August 2022	3.7%	4,000	—
Term loan from unconsolidated affiliate	August 2016	3.0%	1,250	1,250
Capital lease obligations	(2)	(3)	16,862	15,735
Construction financing	(4)	(4)	3,889	—
Total debt			121,761	104,110
Current portion of capital lease obligations			(4,282)	(3,385)
Current portion of long-term debt			(10,776)	(9,000)
Total long-term debt			$106,703	$91,725
(1)	The weighted average interest rate as of March 27, 2016 for the ABL Term Loan includes the effects of the interest rate swap with a notional balance of $50,000.
(2)	Scheduled maturity dates for capital lease obligations range from January 2017 to November 2027.
(3)	Interest rates for capital lease obligations range from 2.3% to 4.6%.
(4)	Refer to the discussion below under the subheading “—Construction Financing” for further information.

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

If excess availability under the ABL Revolver falls below the defined Trigger Level, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective. The Trigger Level as of March 27, 2016 was $24,078. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at the Company’s discretion.

As of March 27, 2016, the Company was in compliance with all financial covenants and the excess availability under the ABL Revolver was $78,049. At March 27, 2016, the fixed charge coverage ratio was 2.8 to 1.0 and the Company had $200 of standby letters of credit, none of which have been drawn upon.

Second Amendment

On November 19, 2015, the Company entered into the Second Amendment to Amended and Restated Credit Agreement (“Second Amendment”). The Second Amendment increased the percentage applied to real estate valuations, on a one-time basis, from 60% to 75%, for purposes of calculating the Term Loan collateral. Simultaneous to entering into the Second Amendment, the Company entered into the Fourth Amended and Restated Term Note, thereby resetting the ABL Term Loan balance to $95,000. Pursuant to the Second Amendment, the ABL Term Loan is subject to quarterly amortizing payments of $2,375.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Renewables’ Promissory Note

In September 2015, Renewables delivered a promissory note in the amount of $135, and cash, to an unrelated third party for the purchase of certain land, consisting of thirty-seven acres located in Seven Springs, North Carolina, valued at $191. Such promissory note bears fixed interest at 3.0%, with principal and interest payable annually over a five-year period.

Renewables’ Term Loan

In September 2015, Renewables entered into a secured debt financing arrangement consisting of a master loan agreement and corresponding term loan supplement, with unrelated parties, having a borrowing capacity of up to $4,000. In October 2015, Renewables borrowed $4,000. The agreements include representations and warranties made by Renewables, financial covenants, affirmative and negative covenants and events of default that are usual and customary for financings of this type. Borrowings bear interest at LIBOR plus an applicable margin of 3.25%, payable monthly in arrears. Principal payments of $111 per month begin in September 2019 and are payable through July 2022, followed by a final payment equal to the remaining unpaid principal balance in August 2022.

Term Loan from Unconsolidated Affiliate

On August 30, 2012, a foreign subsidiary of the Company entered into an unsecured loan agreement under which it borrowed $1,250 from the Company’s unconsolidated affiliate, U.N.F. Industries Ltd. The entire principal balance was repaid in April 2016.

Capital Lease Obligations

During the nine months ended March 27, 2016, the Company entered into capital leases with an aggregate present value of $4,154. Fixed interest rates for these capital leases range from 3.4% to 3.8%, with maturity dates in August 2020.

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

In connection with this construction financing arrangement, the Company has recorded (i) $210 of deferred financing fees and (ii) long-term debt of $3,889 (to reflect $790 of proceeds for construction financing and $3,099 for construction in progress paid by the third party lender).

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal year 2016 and the fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2016	2017	2018	2019	2020	Thereafter
ABL Revolver	$—	$—	$—	$—	$3,000	$—
ABL Term Loan	2,375	9,500	9,500	9,500	61,750	—
Renewables’ promissory note	—	25	26	27	28	29
Renewables’ term loan	—	—	—	—	1,111	2,889
Term loan from unconsolidated affiliate (1)	—	1,250	—	—	—	—
Capital lease obligations	1,064	4,261	4,128	4,058	2,542	809
Total (2)	$3,439	$15,036	$13,654	$13,585	$68,431	$3,727

(1)	Repaid in full in April 2016.
(2)	Total reported here excludes $3,889 for construction financing, described above.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

10. Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	March 27, 2016	June 28, 2015
Uncertain tax positions	$3,874	$3,980
Supplemental post-employment plan	3,722	3,690
Contingent consideration	1,137	1,573
Deferred rent	1,000	—
Interest rate swap	225	280
Other	1,518	1,217
Total other long-term liabilities	$11,476	$10,740

See note 14 for further information regarding the contingent consideration. Other primarily includes certain retiree and post-employment medical and disability liabilities, and deferred energy incentive credits.

11. Income Taxes

The provision for income taxes was as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Provision for income taxes	$4,166	$2,729	$10,194	$10,083
Effective tax rate	31.0%	21.9%	30.5%	28.3%

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

Additionally, the effective tax rate for the periods ended March 29, 2015 included recognition of renewable energy credits.

The audit of the 2013 tax year by the Internal Revenue Service was closed in December 2015 and did not generate a significant change in uncertain tax positions. The Company regularly assesses the outcomes of both completed and ongoing examinations to ensure that the Company’s provision for income taxes is sufficient. Certain returns that remain open to examination have utilized carryforward tax attributes generated in prior tax years, including net operating losses, which could potentially be revised upon examination.

During the nine months ended March 27, 2016, the Company utilized foreign tax credits as a deduction by amending its 2011 federal return. Components of the Company’s deferred tax valuation allowance are as follows:

	March 27, 2016	June 28, 2015
Investment in a former domestic unconsolidated affiliate	$(6,399)	$(6,503)
Equity-method investment in Parkdale America, LLC	(2,186)	(3,261)
Foreign tax credits	—	(1,680)
Other (1)	(4,865)	(4,162)
Total deferred tax valuation allowance	$(13,450)	$(15,606)

(1) Other relates primarily to Renewables.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

12. Shareholders’ Equity

The following table summarizes the Company’s repurchases and retirements of its common stock under Board-approved stock repurchase programs for the fiscal periods noted.

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal year 2013	1,068	$18.08
Fiscal year 2014	1,524	$23.96
Fiscal year 2015	349	$29.72
Fiscal year 2016 (through March 27, 2016)	206	$30.13
Total	3,147	$23.01	$27,603

No dividends were paid during the nine months ended March 27, 2016 or in the two most recent fiscal years.

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

As of March 27, 2016, a summary of the number of securities remaining available for future issuance under equity compensation plans is as follows:

Authorized under the 2013 Plan	1,000
Plus: Awards expired, forfeited or otherwise terminated unexercised from the 2008 LTIP or 2013 Plan	22
Less: Service-condition options granted	(237)
Less: RSUs granted	(86)
Available for issuance under the 2013 Plan	699

Stock options

During the nine months ended March 27, 2016 and March 29, 2015, the Company granted stock options to purchase 82 and 150 shares of common stock, respectively, to certain key employees. The stock options vest ratably over the required three-year service period and have ten-year contractual terms. For the nine months ended March 27, 2016 and March 29, 2015, the weighted average exercise price of the options was $32.36 and $27.38 per share, respectively. The Company used the Black-Scholes model to estimate the weighted average grant date fair value of $20.27 and $17.31 per share, respectively.

Restricted stock units

During the nine months ended March 27, 2016 and March 29, 2015, the Company granted 24 and 17 restricted stock units (“RSUs”), respectively, to the Company’s non-employee directors. The director RSUs became fully vested on the grant date. The director RSUs were granted with the same terms and provisions as described in note 16 of the 2015 Form 10-K.

During the nine months ended March 27, 2016, the Company granted 20 RSUs to a key employee. The employee RSUs were granted with the same terms and provisions as described in note 16 of the 2015 Form 10-K, with a three-year vesting period.

The Company estimated the weighted average fair value of restricted stock unit awards granted during the nine months ended March 27, 2016 and March 29, 2015 to be $27.95 and $28.58 per RSU, respectively. The Company estimates the fair value of RSUs based on the market price of the Company’s common stock at the award grant date.

See note 16 included in the 2015 Form 10-K for further information regarding the Company’s stock-based compensation.

14. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

The Company may use derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates. The Company does not enter into derivative contracts for speculative purposes.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Foreign currency forward contracts

The Company may enter into foreign currency forward contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases which are denominated in currencies that are not its functional currency. Foreign currency forward contracts are not designated as hedges by the Company and are marked to market each period and offset by the foreign exchange (gains) losses included in other operating expense, net resulting from the underlying exposures of the foreign currency denominated assets and liabilities. As of March 27, 2016, there were no outstanding foreign currency forward contracts.

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

A reconciliation of the changes in the fair value follows:

Contingent consideration as of June 28, 2015	$(2,207)
Changes in fair value	102
Payments	505
Contingent consideration as of March 27, 2016	$(1,600)

The Company’s financial assets and liabilities accounted for at fair value on a recurring basis and the level within the fair value hierarchy used to measure these items are as follows:

As of March 27, 2016	Notional Amount		USD Equivalent	Balance Sheet Location	Fair Value Hierarchy	Fair Value
Interest rate swap	USD	$50,000	$50,000	Other long-term liabilities	Level 2	$(225)

Contingent consideration		—	—	Accrued expenses and other long-term liabilities	Level 3	$(1,600)

As of June 28, 2015	Notional Amount		USD Equivalent	Balance Sheet Location	Fair Value Hierarchy	Fair Value
Interest rate swap	USD	$50,000	$50,000	Other long-term liabilities	Level 2	$(280)

Contingent consideration		—	—	Accrued expenses and other long-term liabilities	Level 3	$(2,207)

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

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

There were no transfers into or out of the levels of the fair value hierarchy for the nine months ended March 27, 2016 and March 29, 2015.

15. Accumulated Other Comprehensive Loss

The components and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain On Interest Rate Swap	Accumulated Other Comprehensive Loss

Balance at June 28, 2015	$(26,752)	$(147)	$(26,899)
Other comprehensive (loss) income, net of tax	(7,254)	57	(7,197)
Balance at March 27, 2016	$(34,006)	$(90)	$(34,096)

A summary of the after-tax effects of the components of other comprehensive loss for the three months and nine months ended March 27, 2016 and March 29, 2015 follows. The summary below excludes pre-tax and tax amounts, as there are no tax components for the activity reflected.

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Other comprehensive income (loss):
Foreign currency translation adjustments	$3,723	$(10,368)	$(6,800)	$(22,892)
Foreign currency translation adjustments for an unconsolidated affiliate	42	(414)	(454)	(785)
Reclassification adjustment on interest rate swap	19	19	57	212
Other comprehensive income (loss), net	$3,784	$(10,763)	$(7,197)	$(23,465)

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

16. Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015

Net income attributable to Unifi, Inc.	$9,689	$10,016	$24,178	$26,511

Basic weighted average shares	17,838	18,186	17,861	18,218
Net potential common share equivalents – stock options and RSUs	579	643	621	619
Diluted weighted average shares	18,417	18,829	18,482	18,837

Excluded from diluted weighted average shares:
Anti-dilutive common share equivalents	224	150	143	167

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

17. Investments in Unconsolidated Affiliates and Variable Interest Entities

The Company currently maintains investments in three entities classified as unconsolidated affiliates: PAL; U.N.F. Industries Ltd. (“UNF”); and UNF America LLC (“UNFA”). As of March 27, 2016, the Company’s investment in PAL was $113,732 and the Company’s combined investments in UNF and UNFA were $4,220, reflected within investments in unconsolidated affiliates in the consolidated balance sheets.

Parkdale America, LLC

PAL is a limited liability company treated as a partnership for income tax reporting purposes. The Company has a 34% ownership interest in PAL, which is accounted for using the equity method of accounting. PAL is a producer of cotton and synthetic yarns for sale to the textile industry and apparel market, both foreign and domestic. PAL is subject to price risk related to anticipated fixed-price yarn sales. To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices. The derivative instruments used are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy. As of March 2016, PAL had no futures contracts designated as cash flow hedges.

As PAL’s fiscal year end is the Saturday nearest to December 31 and its results are considered significant (in accordance with Regulation S-X Rule 3-09), the Company files an amendment to each Annual Report on Form 10-K on or before 90 days subsequent to PAL’s fiscal year end to provide PAL’s audited financial statements for PAL’s most recent fiscal year. The Company filed an amendment to its 2015 Annual Report on Form 10-K for the fiscal year ended June 28, 2015 on March 31, 2016 to provide PAL’s audited financial statements for PAL’s fiscal year ended January 2, 2016. The Company expects to file an amendment to the upcoming 2016 Annual Report on Form 10-K on or before March 31, 2017 to provide PAL’s audited financial statements for PAL’s fiscal year ended December 31, 2016.

On February 27, 2015, PAL purchased two manufacturing facilities, plus inventory, for approximately $13,000 cash, and entered into a yarn supply agreement with the seller. PAL has accounted for the transaction as a business combination under the acquisition method, recognizing the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The Company and PAL concluded that the acquisition did not represent a material business combination. PAL recognized a bargain purchase gain of approximately $9,381.

The reconciliation between the Company’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of March 27, 2016	$132,021
Initial excess capital contributions	53,363
Impairment charge recorded by the Company in 2007	(74,106)
Anti-trust lawsuit against PAL in which the Company did not participate	2,652
Cotton rebate program adjustments	(198)
Investment as of March 27, 2016	$113,732

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

In conjunction with the formation of UNFA, the Company entered into a supply agreement with UNF and UNFA whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA. The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates. As of March 27, 2016, the Company’s open purchase orders related to this agreement were $3,364.

The Company’s raw material purchases under this supply agreement consist of the following:

	For the Nine Months Ended
	March 27, 2016	March 29, 2015
UNF	$2,465	$2,578
UNFA	19,039	21,798
Total	$21,504	$24,376

As of March 27, 2016 and June 28, 2015, the Company had combined accounts payable due to UNF and UNFA of $2,584 and $4,038, respectively.

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

	As of March 27, 2016
	PAL	Other	Total
Current assets	$242,917	$10,735	$253,652
Noncurrent assets	203,640	1,073	204,713
Current liabilities	54,908	3,368	58,276
Noncurrent liabilities	3,352	—	3,352
Shareholders’ equity and capital accounts	388,297	8,440	396,737

The Company’s portion of undistributed earnings	44,355	1,921	46,276
Deferred revenues related to the cotton rebate program	—	—	—

	As of June 28, 2015
	PAL	Other	Total
Current assets	$250,699	$9,273	$259,972
Noncurrent assets	216,708	3,676	220,384
Current liabilities	61,243	4,985	66,228
Noncurrent liabilities	28,935	—	28,935
Shareholders’ equity and capital accounts	377,229	7,964	385,193
Deferred revenues related to the cotton rebate program	—	—	—

	For the Three Months Ended March 27, 2016
	PAL	Other	Total
Net sales	$219,611	$6,493	$226,104
Gross profit	15,613	1,672	17,285
Income from operations	10,809	1,196	12,005
Net income	10,631	1,198	11,829
Depreciation and amortization	10,194	38	10,232

Cash received by PAL under cotton rebate program	2,505	—	2,505
Earnings recognized by PAL for cotton rebate program	4,111	—	4,111

Distributions received	—	—	—

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

	For the Three Months Ended March 29, 2015
	PAL	Other	Total
Net sales	$194,328	$7,832	$202,160
Gross profit	18,394	1,246	19,640
Income from operations	13,562	825	14,387
Net income	14,459	1,017	15,476
Depreciation and amortization	8,043	29	8,072

Cash received by PAL under cotton rebate program	3,692	—	3,692
Earnings recognized by PAL for cotton rebate program	4,022	—	4,022

Distributions received	598	—	598

	For the Nine Months Ended March 27, 2016
	PAL	Other	Total
Net sales	$627,102	$23,106	$650,208
Gross profit	25,917	5,854	31,771
Income from operations	12,933	4,434	17,367
Net income	15,190	4,476	19,666
Depreciation and amortization	31,057	112	31,169

Cash received by PAL under cotton rebate program	11,365	—	11,365
Earnings recognized by PAL for cotton rebate program	12,039	—	12,039

Distributions received	947	2,000	2,947

	For the Nine Months Ended March 29, 2015
	PAL	Other	Total
Net sales	$592,807	$24,147	$616,954
Gross profit	41,426	2,908	44,334
Income from operations	27,285	1,773	29,058
Net income	33,462	2,041	35,503
Depreciation and amortization	23,412	79	23,491

Cash received by PAL under cotton rebate program	12,146	—	12,146
Earnings recognized by PAL for cotton rebate program	12,777	—	12,777

Distributions received	598	—	598

18. Commitments and Contingencies

Collective Bargaining Agreements

While employees of the Company’s Brazilian operations are unionized, none of the labor force employed by the Company’s domestic or other foreign subsidiaries is currently covered by a collective bargaining agreement.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

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

Operating Leases

The Company routinely leases sales and administrative office space, warehousing and distribution centers, manufacturing space, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties. In addition, Renewables leases farm land for use in growing giant miscanthus. In connection with the expansion of growing crop fields, Renewables has entered into multiple operating leases for land during the nine months ended March 27, 2016, many of which have lease terms of ten years with a renewal option and cancellation terms of one year.

Other Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements.

During the nine months ended March 27, 2016, the Company entered into certain agreements to purchase assets in connection with the construction of a plastic bottle processing plant for the Polyester Segment. Unpaid amounts relating to these agreements total approximately $7,300.

In October 2015, the Company entered into a commitment to construct assets for use in conversion of third party product. While the subject assets are being financed by a construction financing arrangement (described in note 9), in the course of facilitating construction, the Company will incur commitments to equipment vendors and contractors. As of March 27, 2016, such commitments total approximately $6,300.

During the quarter ended March 27, 2016, the Company entered into a three year agreement with a vendor for waste removal services related to the future operation of its bottle processing facility. The minimum commitment under this contract is approximately $2,600.

The Company will incur commitments to contractors and equipment vendors related to the expansion of its REPREVE® Recycling Center. As of March 27, 2016, such commitments total approximately $4,100.

19. Related Party Transactions

For details regarding the nature of certain related party relationships, see note 25 included in the 2015 Form 10-K.

Related party receivables consist of the following:

	March 27, 2016	June 28, 2015
Cupron, Inc.	$70	$72
Salem Global Logistics, Inc.	17	3
Total related party receivables (included within receivables, net)	$87	$75

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Related party payables consist of the following:

	March 27, 2016	June 28, 2015
Cupron, Inc.	$680	$506
Salem Leasing Corporation	269	277
Total related party payables (included within accounts payable)	$949	$783

Related party transactions consist of the following:

		For the Three Months Ended
Affiliated Entity	Transaction Type	March 27, 2016	March 29, 2015
Salem Leasing Corporation	Transportation equipment costs	$893	$861
Salem Global Logistics, Inc.	Freight service income	68	16

Cupron, Inc.	Sales	89	128
Cupron, Inc.	Raw material purchases	9	46

		For the Nine Months Ended
Affiliated Entity	Transaction Type	March 27, 2016	March 29, 2015
Salem Leasing Corporation	Transportation equipment costs	$2,769	$2,758
Salem Global Logistics, Inc.	Freight service income	211	148

Cupron, Inc.	Sales	341	677
Cupron, Inc.	Raw material purchases	17	256

Invemed Associates LLC	Brokerage services	4	2

From time to time, the Company exchanges equipment or extends the term of operating leases for certain transportation equipment under a master lease agreement with Salem Leasing Corporation. During the first half of fiscal year 2016, the Company exchanged multiple power units pursuant to such master lease agreement, with terms extending over the next four to six years. The increase to the respective June 28, 2015 obligation approximates $6,300 as of March 27, 2016.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

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

Selected financial information is presented below. As described in note 2, certain amounts previously reported, which comprise operating income for the three and nine months ended March 29, 2015, have been revised to reflect reclassification into the All Other category.

	For the Three Months Ended March 27, 2016
	Polyester	Nylon	International	All Other	Total
Net sales	$94,659	$33,871	$31,092	$1,656	$161,278
Cost of sales	81,865	29,820	24,443	1,786	137,914
Gross profit (loss)	12,794	4,051	6,649	(130)	23,364
Segment depreciation expense	2,690	509	236	242	3,677
Segment Profit	$15,484	$4,560	$6,885	$112	$27,041

	For the Three Months Ended March 29, 2015
	Polyester	Nylon	International	All Other	Total
Net sales	$98,759	$40,754	$31,017	$1,657	$172,187
Cost of sales	85,917	36,567	26,003	1,693	150,180
Gross profit (loss)	12,842	4,187	5,014	(36)	22,007
Segment depreciation expense	2,578	482	353	105	3,518
Segment Profit	$15,420	$4,669	$5,367	$69	$25,525

The reconciliations of segment gross profit (loss) to consolidated income before income taxes are as follows:

	For the Three Months Ended
	March 27, 2016	March 29, 2015
Polyester	$12,794	$12,842
Nylon	4,051	4,187
International	6,649	5,014
All Other category	(130)	(36)
Segment gross profit	23,364	22,007
SG&A expenses	12,142	12,647
Provision for bad debts	411	—
Other operating expense, net	819	329
Operating income	9,992	9,031
Interest income	(190)	(247)
Interest expense	908	1,209
Loss on extinguishment of debt	—	1,040
Equity in earnings of unconsolidated affiliates	(4,167)	(5,459)
Income before income taxes	$13,441	$12,488

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

	For the Nine Months Ended March 27, 2016
	Polyester	Nylon	International	All Other	Total
Net sales	$275,041	$114,914	$85,275	$4,549	$479,779
Cost of sales	241,145	98,967	68,654	4,852	413,618
Gross profit (loss)	33,896	15,947	16,621	(303)	66,161
Segment depreciation expense	8,237	1,542	649	556	10,984
Segment Profit	$42,133	$17,489	$17,270	$253	$77,145

	For the Nine Months Ended March 29, 2015
	Polyester	Nylon	International	All Other	Total
Net sales	$282,168	$124,676	$101,017	$4,309	$512,170
Cost of sales	246,718	109,712	85,613	4,741	446,784
Gross profit (loss)	35,450	14,964	15,404	(432)	65,386
Segment depreciation expense	7,434	1,414	1,738	324	10,910
Segment Profit (Loss)	$42,884	$16,378	$17,142	$(108)	$76,296

The reconciliations of segment gross profit (loss) to consolidated income before income taxes are as follows:

	For the Nine Months Ended
	March 27, 2016	March 29, 2015
Polyester	$33,896	$35,450
Nylon	15,947	14,964
International	16,621	15,404
All Other category	(303)	(432)
Segment gross profit	66,161	65,386
SG&A expenses	35,391	37,266
Provision for bad debts	1,583	647
Other operating expense, net	879	891
Operating income	28,308	26,582
Interest income	(519)	(873)
Interest expense	2,708	3,237
Loss on extinguishment of debt	—	1,040
Equity in earnings of unconsolidated affiliates	(7,330)	(12,461)
Income before income taxes	$33,449	$35,639

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Nine Months Ended
	March 27, 2016	March 29, 2015
Polyester	$31,306	$16,707
Nylon	1,622	1,415
International	1,395	807
Segment capital expenditures	34,323	18,929
Other capital expenditures	2,446	464
Capital expenditures	$36,769	$19,393

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

The reconciliations of segment total assets to consolidated total assets are as follows:

	March 27, 2016	June 28, 2015
Polyester	$229,561	$203,574
Nylon	71,690	71,332
International	61,424	63,031
Segment total assets	362,675	337,937
Other current assets	5,709	4,687
Other PP&E	16,951	13,544
Other non-current assets	5,669	6,303
Investments in unconsolidated affiliates	117,952	113,901
Total assets	$508,956	$476,372

21. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Nine Months Ended
	March 27, 2016	March 29, 2015
Interest, net of capitalized interest of $454 and $143, respectively	$2,370	$2,524
Income taxes, net of refunds	3,820	13,995

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by the Company in both U.S. and foreign jurisdictions.

Non-Cash Investing and Financing Activities

As of March 27, 2016 and June 28, 2015, $3,467 and $1,726, respectively, were included in accounts payable for unpaid capital expenditures.

As of March 29, 2015 and June 29, 2014, $1,782 and $5,023, respectively, were included in accounts payable for unpaid capital expenditures.

During August 2015, the Company utilized $1,390 of funds held by a qualified intermediary to purchase certain land and building assets.

During the nine months ended March 27, 2016, the Company entered into capital leases with an aggregate present value of $4,154.

During the nine months ended March 29, 2015, the Company entered into capital leases with an aggregate present value of $6,065.

During the nine months ended March 27, 2016, Renewables acquired certain land valued at $191 utilizing a promissory note for $135 and cash.

During the nine months ended March 27, 2016, the Company recorded $3,099 to construction in progress and long-term debt, in connection with the financing arrangement described under the subheading “—Construction Financing” in note 9.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s operations, and material changes in financial condition, during the periods included in the accompanying Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. A reference to a "note" in this section refers to the accompanying Notes to Condensed Consolidated Financial Statements.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in the 2015 Form 10-K. Our discussions here focus on our results during, or as of, the third quarter of fiscal year 2016, and the comparable period of fiscal year 2015, and, to the extent applicable, any material changes from the information discussed in the 2015 Form 10-K or other important intervening developments or information. These discussions should be read in conjunction with the 2015 Form 10-K for more detailed and background information.

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

Significant highlights for the current March quarter include the following items, each of which is outlined in more detail below:

●	Gross margin, as a percentage of sales, strengthened at 14.5%, compared to 12.8% for the prior year comparable quarter;

●	Operating income climbed to $9,992 compared to $9,031 in the prior year quarter;

●	Net cash provided by operating activities increased to $38,243 for the nine months ended March 27, 2016, up from $19,697 for the prior year comparable period; and

●	The Company remains on track with capital projects, including the bottle processing operation.

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

●	Adjusted EBITDA, which represents Adjusted EBITDA Including Equity Affiliates adjusted to exclude equity in loss or earnings of Parkdale America, LLC (“PAL”);

●	Segment Profit, which equals segment gross profit, plus segment depreciation expense; and

●

Adjusted Working Capital (receivables plus inventory, less accounts payable and accrued expenses), which is an indicator of the Company’s production efficiency and ability to manage inventory and receivables.

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

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Net income attributable to Unifi, Inc.	$9,689	$10,016	$24,178	$26,511
Interest expense, net	709	962	2,171	2,364
Provision for income taxes	4,166	2,729	10,194	10,083
Depreciation and amortization expense	4,192	4,154	12,584	12,803
EBITDA	18,756	17,861	49,127	51,761

Non-cash compensation expense	637	565	2,189	2,462
Loss on extinguishment of debt	—	1,040	—	1,040
Other, net	872	520	1,480	1,271
Adjusted EBITDA Including Equity Affiliates	20,265	19,986	52,796	56,534

Equity in earnings of Parkdale America, LLC	(3,630)	(4,933)	(5,214)	(11,427)
Adjusted EBITDA	$16,635	$15,053	$47,582	$45,107

Results of Operations

Third Quarter of Fiscal Year 2016 Compared to Third Quarter of Fiscal Year 2015

Consolidated Overview

The components of net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts are presented in the table below.

	For the Three Months Ended
	March 27, 2016		March 29, 2015
		% of Net Sales		% of Net Sales	% Change
Net sales	$161,278	100.0	$172,187	100.0	(6.3)
Cost of sales	137,914	85.5	150,180	87.2	(8.2)
Gross profit	23,364	14.5	22,007	12.8	6.2
Selling, general and administrative expenses	12,142	7.5	12,647	7.3	(4.0)
Provision for bad debts	411	0.3	—	—	100.0
Other operating expense, net	819	0.5	329	0.2	100.0
Operating income	9,992	6.2	9,031	5.3	10.6
Interest expense, net	718	0.5	962	0.6	(25.4)
Loss on extinguishment of debt	—	—	1,040	0.6	(100.0)
Equity in earnings of unconsolidated affiliates	(4,167)	(2.6)	(5,459)	(3.2)	(23.7)
Income before income taxes	13,441	8.3	12,488	7.3	7.6
Provision for income taxes	4,166	2.6	2,729	1.6	52.7
Net income including non-controlling interest	9,275	5.7	9,759	5.7	(5.0)
Less: net (loss) attributable to non-controlling interest	(414)	(0.3)	(257)	(0.1)	61.1
Net income attributable to Unifi, Inc.	$9,689	6.0	$10,016	5.8	(3.3)

Consolidated Net Sales

Consolidated net sales for the March 2016 quarter decreased by $10,909, or 6.3%, as compared to the prior year March quarter.

Consolidated sales volumes decreased 0.5%, attributable to (i) the strategic exiting of specific lower-margin business, (ii) lower shipments due to the timing of the Easter holiday, which fell in the Company’s third quarter this year versus the fourth quarter last year and (iii) a shift towards lighter weight, or lower denier, yarns. These decreases were partially offset by (a) strong demand for our PVA products, (b) volume growth for our subsidiary in China, attributable to the success of our PVA efforts in Asia, and (c) higher sales volumes for our Brazilian subsidiary due to market share gains.

Consolidated sales pricing decreased 5.9%, attributable to (i) unfavorable currency translation due to the devaluation of certain foreign currencies (at approximately $6,700) and (ii) lower pricing in the Polyester and Nylon Segments attributable to lower raw material costs, partially offset by (a) improved pricing in connection with growth of our PVA yarns. PVA products for the current quarter comprised approximately 35% of the Company’s consolidated net sales as compared to approximately 30% at the end of fiscal year 2015.

Consolidated Gross Profit

Gross profit for the March 2016 quarter increased by $1,357, or 6.2%, as compared to the prior year March quarter, primarily due to the Company’s mix enrichment strategy and growth in the International Segment. Gross profit increased for the International Segment due to improvements in China as a result of PVA sales growth and improvements in Brazil despite unfavorable currency translation and challenging market conditions. Gross profit for the Polyester Segment was relatively unchanged, but benefitted from mix enrichment achieved through increased demand for our PVA yarns. Gross profit for the Nylon Segment was favorably impacted by manufacturing cost efficiencies, but was unfavorably impacted by lower volumes.

Further details regarding the changes in net sales and gross profit, by reportable segment, follow.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Three Months Ended
	March 27, 2016		March 29, 2015
		% of Net Sales		% of Net Sales	% Change
Net sales	$94,659	100.0	$98,759	100.0	(4.2)
Cost of sales	81,865	86.5	85,917	87.0	(4.7)
Gross profit	12,794	13.5	12,842	13.0	(0.4)
Depreciation expense	2,690	2.9	2,578	2.6	4.3
Segment Profit	$15,484	16.4	$15,420	15.6	0.4

The change in net sales for the Polyester Segment is as follows:

Net sales for the third quarter of fiscal year 2015	$98,759
Decrease in sales volumes	(3,052)
Decrease in average selling price	(1,048)
Net sales for the third quarter of fiscal year 2016	$94,659

The overall decrease in net sales is primarily attributable to (i) the timing of the Easter holiday compared to the prior year and (ii) decreased sales volumes due to the strategic exiting of specific lower-margin business, partially offset by (iii) an increase in PVA yarn sales. Lower average selling price is the result of lower raw material costs (approximately 10% for virgin polyester raw materials), partially offset by improved pricing from PVA yarn sales.

The change in Segment Profit for the Polyester Segment is as follows:

Segment Profit for the third quarter of fiscal year 2015	$15,420
Increase in underlying margins	541
Decrease in sales volumes	(477)
Segment Profit for the third quarter of fiscal year 2016	$15,484

Polyester Segment Profit was favorably impacted by mix enrichment achieved through increased demand for our PVA yarns, partially offset by an increase in certain variable costs and decreased volumes (as noted in the net sales analysis above).

Polyester Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 58.7% and 57.3% for the third quarter of fiscal year 2016, compared to 57.3% and 60.4% for the third quarter of fiscal year 2015, respectively.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Three Months Ended
	March 27, 2016		March 29, 2015
		% of Net Sales		% of Net Sales	% Change
Net sales	$33,871	100.0	$40,754	100.0	(16.9)
Cost of sales	29,820	88.0	36,567	89.7	(18.5)
Gross profit	4,051	12.0	4,187	10.3	(3.2)
Depreciation expense	509	1.5	482	1.2	5.6
Segment Profit	$4,560	13.5	$4,669	11.5	(2.3)

The change in net sales for the Nylon Segment is as follows:

Net sales for the third quarter of fiscal year 2015	$40,754
Decrease in sales volumes	(5,119)
Decrease in average selling price and change in sales mix	(1,764)
Net sales for the third quarter of fiscal year 2016	$33,871

The overall decrease in net sales is attributable to (i) customer inventory adjustments, mostly associated with the warmer winter season, (ii) the timing of the Easter holiday compared to the prior year and (iii) a decrease in pricing due to a decline in raw material costs.

The change in Segment Profit for the Nylon Segment is as follows:

Segment Profit for the third quarter of fiscal year 2015	$4,669
Decrease in sales volumes	(587)
Increase in underlying margins	478
Segment Profit for the third quarter of fiscal year 2016	$4,560

Nylon Segment Profit was unfavorably impacted by (i) a decrease in sales volumes as noted in the net sales analysis above, partially offset by (ii) improved manufacturing cost efficiencies.

Nylon Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 21.0% and 16.9% for the third quarter of fiscal year 2016, compared to 23.7% and 18.3% for the third quarter of fiscal year 2015, respectively.

International Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Three Months Ended
	March 27, 2016		March 29, 2015
		% of Net Sales		% of Net Sales	% Change
Net sales	$31,092	100.0	$31,017	100.0	0.2
Cost of sales	24,443	78.6	26,003	83.8	(6.0)
Gross profit	6,649	21.4	5,014	16.2	32.6
Depreciation expense	236	0.7	353	1.1	(33.1)
Segment Profit	$6,885	22.1	$5,367	17.3	28.3

The change in net sales for the International Segment is as follows:

Net sales for the third quarter of fiscal year 2015	$31,017
Improvement in average selling price and change in sales mix	4,050
Increase in sales volumes	2,495
Unfavorable currency translation effects (Brazilian Real and Chinese Renminbi)	(6,470)
Net sales for the third quarter of fiscal year 2016	$31,092

Net sales for the International Segment were favorably impacted by (i) higher sales volumes for our Brazilian subsidiary due to market share gains achieved from a competitor that ceased operations in the third quarter and (ii) higher sales volumes for our subsidiary in China, benefiting from several new sales programs. These benefits were offset by unfavorable currency translation due to the devaluation of the Brazilian Real (using a weighted average exchange rate of 3.88 Real/U.S. Dollar versus 2.87) and the Chinese Renminbi.

The change in Segment Profit for the International Segment is as follows:

Segment Profit for the third quarter of fiscal year 2015	$5,367
Improvements in underlying margins	2,212
Increase in sales volumes	433
Unfavorable currency translation effects (Brazilian Real and Chinese Renminbi)	(1,127)
Segment Profit for the third quarter of fiscal year 2016	$6,885

The increase in Segment Profit was attributable to (i) improved margins in Brazil based on a greater mix of higher-margin manufactured products, as volumes increased in connection with the above net sales discussion, and (ii) improved margins in China due to the growth of PVA programs in Asia, partially offset by unfavorable currency translation effects due to the devaluation of both the Brazilian Real and the Chinese Renminbi against the U.S. Dollar.

International Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 19.3% and 25.4% for the third quarter of fiscal year 2016, compared to 18.0% and 21.0% for the third quarter of fiscal year 2015, respectively.

Consolidated Selling, General and Administrative Expenses

The change in selling, general and administrative (“SG&A”) expenses is as follows:

SG&A expenses for the third quarter of fiscal year 2015	$12,647
Decrease in variable compensation	(511)
Decrease in professional fees	(239)
Decrease in depreciation and amortization expenses	(72)
Increase in consumer marketing and branding expenses	342
Other, net	(25)
SG&A expenses for the third quarter of fiscal year 2016	$12,142

Total SG&A expenses were lower versus the prior year quarter, primarily attributable to (i) a decrease in variable compensation due to the Company’s performance against established targets for the comparable periods, (ii) a decrease in professional fees due to a reduction in out-sourced auxiliary tax, legal and other services and (iii) a net decrease in depreciation and amortization expenses, due to lower amortization of customer lists. These decreases were partially offset by an increase in consumer marketing and branding expenses resulting from the timing and magnitude of expenses for advertising and sponsorship agreements, primarily for REPREVE®.

Consolidated Provision for Bad Debts

Provision for bad debts increased $411. The current quarter’s provision reflects an increase for a specifically identified customer balance originating in the Company’s regional polyester operations.

Consolidated Other Operating Expense, Net

Other operating expense, net increased by $490. The increase was driven by severance charges recorded in the current quarter relating to the transition of a key employee.

Consolidated Interest Expense, Net

Interest expense, net decreased $244, and reflected the following components:

	For the Three Months Ended
	March 27, 2016	March 29, 2015
Interest and fees on the ABL Facility	$768	$866
Other interest	217	43
Subtotal of interest on debt obligations	985	909
Reclassification adjustment for interest rate swap	19	19
Amortization of debt financing fees	104	144
Mark-to-market adjustment for interest rate swap	28	227
Interest capitalized	(228)	(90)
Subtotal of other components of interest expense	(77)	300
Total interest expense	908	1,209
Interest income	(190)	(247)
Interest expense, net	$718	$962

Interest and fees on the ABL Facility decreased in connection with a decline in the weighted average interest rate from 3.0% to 2.5%, partially offset by an increase in the average debt balance from $105,189 to $107,213.

The increase in other interest is primarily attributable to an increase in the average capital lease obligation from $5,199 to $17,391.

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

Loss on Extinguishment of Debt

During the March 2015 period, the Company recorded a loss on extinguishment of debt of $1,040 for the write-off of certain debt financing fees related to a previous credit agreement. There was no similar activity during the March 2016 period.

Consolidated Earnings from Unconsolidated Affiliates

The components of earnings from unconsolidated affiliates are as follows:

	For the Three Months Ended
	March 27, 2016	March 29, 2015
Earnings from PAL	$(3,630)	$(4,933)
Earnings from nylon joint ventures	(537)	(526)
Total equity in earnings of unconsolidated affiliates	$(4,167)	$(5,459)
As a percentage of consolidated income before income taxes	31.0%	43.7%

The Company’s 34% share of PAL’s earnings decreased, which the Company understands is primarily attributable to (i) lower operating margins, primarily as a result of competitive pricing pressure and (ii) higher start-up and depreciation expenses in connection with recent expansions.

Consolidated Income Taxes

The change in consolidated income taxes is as follows:

	For the Three Months Ended
	March 27, 2016	March 29, 2015
Provision for income taxes	$4,166	$2,729
Effective tax rate	31.0%	21.9%

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

Additionally, the effective tax rate for the three months ended March 29, 2015 included recognition of renewable energy credits.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for the third quarter of fiscal year 2016 was $9,689, or $0.54 per basic share, compared to $10,016, or $0.55 per basic share, for the prior period. After considering the loss on extinguishment of debt of $1,040 recorded in the prior year third quarter, the decrease is primarily attributable to (i) lower earnings from PAL, (ii) devaluation of the Brazilian Real versus the U.S. Dollar and (iii) an increase in the provision for bad debts, partially offset by (a) improved gross profit and (b) a decrease in SG&A expenses.

Year-To-Date Fiscal Year 2016 Compared to Year-To-Date Fiscal Year 2015

Consolidated Overview

The components of net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts are presented in the table below.

	For the Nine Months Ended
	March 27, 2016		March 29, 2015
		% of Net Sales		% of Net Sales	% Change

Net sales	$479,779	100.0	$512,170	100.0	(6.3)
Cost of sales	413,618	86.2	446,784	87.2	(7.4)
Gross profit	66,161	13.8	65,386	12.8	1.2
Selling, general and administrative expenses	35,391	7.4	37,266	7.3	(5.0)
Provision for bad debts	1,583	0.3	647	0.1	100.0
Other operating expense, net	879	0.2	891	0.2	(1.3)
Operating income	28,308	5.9	26,582	5.2	6.5
Interest expense, net	2,189	0.5	2,364	0.5	(7.4)
Loss on extinguishment of debt	—	—	1,040	0.2	(100.0)
Equity in earnings of unconsolidated affiliates	(7,330)	(1.5)	(12,461)	(2.5)	(41.2)
Income before income taxes	33,449	6.9	35,639	7.0	(6.1)
Provision for income taxes	10,194	2.1	10,083	2.0	1.1
Net income including non-controlling interest	23,255	4.8	25,556	5.0	(9.0)
Less: net (loss) attributable to non-controlling interest	(923)	(0.2)	(955)	(0.2)	(3.4)
Net income attributable to Unifi, Inc.	$24,178	5.0	$26,511	5.2	(8.8)

Consolidated Net Sales

Consolidated net sales for the March 2016 year-to-date period decreased by $32,391, or 6.3%, as compared to the prior year comparative period.

Consolidated sales volumes decreased 1.5%, attributable to (i) weak local markets for our Brazilian subsidiary during the first half of fiscal 2016, (ii) the Company’s strategic exiting of specific low-margin business, (iii) the timing of the Easter holiday, (iv) supply chain adjustments, mostly associated with a warmer winter, and (v) comparatively lower denier (lower weight) yarn sales, partially offset by (a) increased demand for PVA yarns and (b) higher sales volume and prices for our China subsidiary.

Consolidated sales pricing declined 4.9%, primarily due to (i) the devaluation of certain foreign currencies versus the U.S. Dollar (at approximately $27,400) and (ii) lower pricing in the Polyester and Nylon Segments due to lower raw material costs, partially offset by pricing improvements attributable to the continued success of PVA programs. PVA products comprised approximately 35% of the Company’s consolidated net sales for the nine months ended March 27, 2016 as compared to approximately 30% at the end of fiscal year 2015.

Consolidated Gross Profit

Gross profit for the March 2016 year-to-date period increased by $775, or 1.2%, as compared to the prior year comparative period, reflecting increases in gross profit for the Nylon and International Segments, partially offset by a decrease in the Polyester Segment. Gross profit increased for the Nylon Segment primarily due to improved overall manufacturing efficiencies. Gross profit increased for the International Segment due to (i) an increase in sales volumes and margins for our subsidiary in China from PVA sales growth and (ii) a decrease in depreciation expense, partially offset by (a) unfavorable currency translation due to the devaluation of certain foreign currencies versus the U.S. Dollar and (b) lower sales volumes in Brazil reflecting weak local market conditions. Lower gross profit for the Polyester Segment was primarily driven by an increase in certain variable costs and depreciation expense, partially offset by mix enrichment achieved through increased demand for our PVA yarns.

Further details regarding the changes in net sales and gross profit, by reportable segment, follow.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Nine Months Ended
	March 27, 2016		March 29, 2015
		% of Net Sales		% of Net Sales	% Change
Net sales	$275,041	100.0	$282,168	100.0	(2.5)
Cost of sales	241,145	87.7	246,718	87.4	(2.3)
Gross profit	33,896	12.3	35,450	12.6	(4.4)
Depreciation expense	8,237	3.0	7,434	2.6	10.8
Segment Profit	$42,133	15.3	$42,884	15.2	(1.8)

The change in net sales for the Polyester Segment is as follows:

Net sales for the year-to-date period of fiscal year 2015	$282,168
Decrease in average selling price	(5,998)
Decrease in sales volumes	(1,129)
Net sales for the year-to-date period of fiscal year 2016	$275,041

The overall decrease in net sales was primarily attributable to lower sales prices as a result of lower raw material costs (approximately 10% for virgin polyester raw materials). Decreased sales volumes are attributable to (i) the strategic exiting of specific lower-margin commodity business, (ii) the timing of the Easter holiday, (iii) and a lower average denier, partially offset by continued growth for our PVA yarns.

The change in Segment Profit for the Polyester Segment is as follows:

Segment Profit for the year-to-date period of fiscal year 2015	$42,884
Decrease in underlying margins	(580)
Decrease in sales volumes	(171)
Segment Profit for the year-to-date period of fiscal year 2016	$42,133

The decrease in Segment Profit for the Polyester Segment was due to an increase in certain variable costs and pressure from low-priced, import commodity yarns. These unfavorable changes were partially offset by the favorable impact of mix enrichment achieved through increased demand for our PVA yarns and the exit of certain commodity business.

Polyester Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 57.3% and 54.6% for the year-to-date period of fiscal year 2016, compared to 55.1% and 56.2% for the year-to-date period of fiscal year 2015, respectively.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Nine Months Ended
	March 27, 2016		March 29, 2015
		% of Net Sales		% of Net Sales	% Change
Net sales	$114,914	100.0	$124,676	100.0	(7.8)
Cost of sales	98,967	86.1	109,712	88.0	(9.8)
Gross profit	15,947	13.9	14,964	12.0	6.6
Depreciation expense	1,542	1.3	1,414	1.1	9.1
Segment Profit	$17,489	15.2	$16,378	13.1	6.8

The change in net sales for the Nylon Segment is as follows:

Net sales for the year-to-date period of fiscal year 2015	$124,676
Decrease in sales volumes	(7,162)
Decrease in average selling price and change in sales mix	(2,600)
Net sales for the year-to-date period of fiscal year 2016	$114,914

The decrease in net sales is attributable to (i) lower sales volumes for certain commodity textured yarns, (ii) certain inventory adjustments in the supply chain, mostly due to a warm winter season and the timing of the Easter holiday, (iii) a decrease in pricing following the decline in raw material costs, and (iv) currency devaluation for the Colombian Peso of approximately $1,060.

The change in Segment Profit for the Nylon Segment is as follows:

Segment Profit for the year-to-date period of fiscal year 2015	$16,378
Improvement in underlying margins	2,052
Decrease in sales volumes	(941)
Segment Profit for the year-to-date period of fiscal year 2016	$17,489

The increase in Segment Profit was primarily due to improved manufacturing efficiencies, despite lower sales volume (as discussed above). Underlying margins were negatively impacted by currency devaluation for the Colombian Peso of approximately $250.

Nylon Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 23.9% and 22.7% for the year-to-date period of fiscal year 2016, compared to 24.3% and 21.5% for the year-to-date period of fiscal year 2015, respectively.

International Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Nine Months Ended
	March 27, 2016		March 29, 2015
		% of Net Sales		% of Net Sales	% Change
Net sales	$85,275	100.0	$101,017	100.0	(15.6)
Cost of sales	68,654	80.5	85,613	84.7	(19.8)
Gross profit	16,621	19.5	15,404	15.3	7.9
Depreciation expense	649	0.8	1,738	1.7	(62.7)
Segment Profit	$17,270	20.3	$17,142	17.0	0.7

The change in net sales for the International Segment is as follows:

Net sales for the year-to-date period of fiscal year 2015	$101,017
Unfavorable currency translation effects (Brazilian Real and Chinese Renminbi)	(26,361)
Decrease in sales volumes	(1,686)
Improvement in average selling price and change in sales mix	12,305
Net sales for the year-to-date period of fiscal year 2016	$85,275

The decrease in net sales was attributable to (i) unfavorable currency translation due to the devaluation of the Brazilian Real versus the U.S. Dollar (using a weighted average exchange rate of 3.74 Real/U.S. Dollar versus 2.54) and weakening of the Chinese Renminbi versus the U.S. Dollar and (ii) approximately 5% lower sales volumes for our Brazilian subsidiary, due to weak local markets in the first half of the fiscal year. Sales volumes and average selling price both increased more than 15% for our subsidiary in China, benefiting from several new sales programs.

The change in Segment Profit for the International Segment is as follows:

Segment Profit for the year-to-date period of fiscal year 2015	$17,142
Improvements in underlying margins	5,025
Unfavorable currency translation effects (Brazilian Real and Chinese Renminbi)	(4,612)
Decrease in sales volumes	(285)
Segment Profit for the year-to-date period of fiscal year 2016	$17,270

The increase in Segment Profit for the International Segment was attributable to (i) improved margins in Brazil based on a greater mix of higher-margin manufactured products and (ii) improved margins in China due to the growth of PVA programs in Asia. The increase was partially offset by (a) unfavorable currency translation effects due to the devaluation of both the Brazilian Real and Chinese Renminbi against the U.S. Dollar and (b) lower sales volumes for our subsidiary in Brazil due to the weak market conditions noted in the net sales analysis above.

International Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 17.8% and 22.4% for the year-to-date period of fiscal year 2016, compared to 19.7% and 22.5% for the year-to-date period of fiscal year 2015, respectively.

Consolidated Selling, General and Administrative Expenses

The change in SG&A expenses is as follows:

SG&A expenses for the year-to-date period of fiscal year 2015	$37,266
Decrease in variable compensation	(776)
Decrease in professional fees	(444)
Decrease in non-cash compensation expenses	(273)
Decrease in depreciation and amortization expenses	(212)
Increase in consumer marketing and branding expenses	724
Other, net	(894)
SG&A expenses for the year-to-date period of fiscal year 2016	$35,391

Total SG&A expenses were lower versus the prior year period, primarily attributable to (i) a decrease in variable compensation expense due to the performance of our domestic and Brazilian operations in relation to established targets, (ii) a decrease in professional fees due to a reduction in out-sourced auxiliary tax, legal and other services, (iii) a decrease in non-cash compensation expense for an unfunded post-employment plan, driven by changes in a significant equity market index, (iv) a decrease in depreciation and amortization expenses due to lower amortization of customer lists and (v) a decrease due to the impact of currency translation. These decreases were partially offset by an increase in consumer marketing and branding expenses resulting from the timing and magnitude of expenses for advertising and sponsorship agreements, primarily for REPREVE®.

Consolidated Provision for Bad Debts

Provision for bad debts increased $936 versus the prior year period. The increase reflects provision for a specific polyester customer balance, for which the Company has determined recovery to be unlikely.

Consolidated Other Operating Expense, Net

Other operating expense, net changed insignificantly, and consisted primarily of offsetting changes resulting from (i) a reduction in foreign currency transaction losses, and (ii) an increase in severance charges.

Consolidated Interest Expense, Net

Interest expense, net decreased $175, and reflected the following components:

	For the Nine Months Ended
	March 27, 2016	March 29, 2015
Interest and fees on the ABL Facility	$2,221	$2,651
Other interest	634	134
Subtotal of interest on debt obligations	2,855	2,785
Reclassification adjustment for interest rate swap	57	212
Amortization of debt financing fees	305	402
Mark-to-market adjustment for interest rate swap	(55)	(19)
Interest capitalized	(454)	(143)
Subtotal of other components of interest expense	(147)	452
Total interest expense	2,708	3,237
Interest income	(519)	(873)
Interest expense, net	$2,189	$2,364

Interest and fees on the ABL Facility decreased in connection with a decline in the weighted average interest rate from 3.0% to 2.3%, partially offset by (i) an increase in the average debt balance from $104,688 to $107,240 and (ii) $177 of fees incurred in fiscal year 2016 in connection with the first annual principal reset of the term loan.

The increase in other interest reflects the increase in the average capital lease obligation from $4,518 to $18,012.

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

Loss on Extinguishment of Debt

During the March 2015 period, the Company recorded a loss on extinguishment of debt of $1,040 for the write-off of certain debt financing fees related to a previous credit agreement. There was no similar activity during the March 2016 period.

Consolidated Earnings from Unconsolidated Affiliates

The components of earnings from unconsolidated affiliates are as follows:

	For the Nine Months Ended
	March 27, 2016	March 29, 2015
Earnings from PAL	$(5,214)	$(11,427)
Earnings from nylon joint ventures	(2,116)	(1,034)
Total equity in earnings of unconsolidated affiliates	$(7,330)	$(12,461)
As a percentage of consolidated income before income taxes	21.9%	35.0%

The Company’s 34% share of PAL’s earnings decreased, which the Company understands is primarily attributable to (i) lower volumes related to an inventory correction in the supply chain, (ii) higher start-up and depreciation expenses in connection with recent expansions, (iii) lower operating margins primarily as a result of significant price pressure, (iv) slightly lower cotton rebate earnings in the current period as compared to the prior year period and (v) a bargain purchase gain (the Company’s share of which was $1,506) recognized in the prior year period by PAL from the acquisition of the remaining 50% joint venture interest in a yarn manufacturer based in Mexico (referred to as Summit).

The remaining change in earnings from unconsolidated affiliates relates to improved combined operating results for the Company’s two nylon extrusion joint ventures that supply POY to the Company’s Nylon Segment, resulting from slightly increased volumes and lower raw material costs.

Consolidated Income Taxes

The change in consolidated income taxes is as follows:

	For the Nine Months Ended
	March 27, 2016	March 29, 2015
Provision for income taxes	$10,194	$10,083
Effective tax rate	30.5%	28.3%

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

Additionally, the effective tax rate for the nine months ended March 29, 2015 included recognition of renewable energy credits.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for the year-to-date period of fiscal year 2016 was $24,178, or $1.35 per basic share, compared to $26,511, or $1.46 per basic share, for the prior year period. After considering the loss on extinguishment of debt of $1,040 recorded in the prior year third quarter, the decrease in net income is primarily attributable to (i) a decrease in earnings from PAL, (ii) further unfavorable devaluation of the Brazilian Real versus the U.S. Dollar and (iii) an increase in the provision for bad debts, partially offset by (a) an increase in gross profit, (b) a decrease in SG&A expenses and (c) improved earnings from our nylon joint ventures.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures, debt service and stock repurchases. The Company’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver, as described below. For the nine months ended March 27, 2016, cash generated from operations was $38,243, and at March 27, 2016, excess availability under the ABL Revolver was $78,049.

As of March 27, 2016, $116,376 of the Company’s $121,761 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of the Company’s cash and cash equivalents were held by other subsidiaries within the consolidated group (Renewables and foreign subsidiaries). Cash and cash equivalents held by such other subsidiaries may not be presently available to fund the Company’s domestic capital requirements, including its domestic debt obligations. The Company employs a variety of tax planning and financing strategies to ensure that its worldwide cash is available in the locations where it is needed. The following table presents a summary of cash and cash equivalents, liquidity, working capital and total debt obligations as of March 27, 2016:

	U.S.	Brazil	Renewables(2)	Others	Total
Cash and cash equivalents	$9	$3,801	$884	$10,593	$15,287
Borrowings available under financing arrangements (1)	78,049	—	—	—	78,049
Liquidity	$78,058	$3,801	$884	$10,593	$93,336

Working capital	$81,088	$31,959	$1,218	$22,626	$136,891
Total debt obligations	$116,376	$—	$4,135	$1,250	$121,761

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

As of March 27, 2016, $67,566 of earnings and profits of the Company’s foreign operations are deemed to be permanently reinvested, including all cash and cash equivalents on-hand at the Company’s wholly-owned foreign subsidiaries. In accordance with ASC 740-30-25-17, the Company has no current or deferred tax liabilities recorded (which considers any applicable U.S. federal income taxes and foreign withholding taxes) based on this indefinite reinvestment assertion. Nevertheless, in future periods, the Company will continue to assess the existing circumstances, including any changes in tax laws, and reevaluate the necessity for any deferred tax liability. Computation of the potential tax liabilities associated with indefinitely reinvested earnings is not practicable.

Debt Obligations

On March 26, 2015, the Company and its subsidiary, Unifi Manufacturing, Inc., entered into an Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”) for a $200,000 senior secured credit facility (the “ABL Facility”) with a syndicate of lenders. The ABL Facility consists of a $100,000 revolving credit facility (the “ABL Revolver”) and a term loan that can be reset up to a maximum amount of $100,000, once per fiscal year, if certain future conditions are met (the “ABL Term Loan”). Such a principal increase occurred during the quarter ended December 27, 2015, in connection with a second amendment, resetting the ABL Term Loan principal to $95,000. The ABL Facility has a maturity date of March 26, 2020.

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

ABL Facility borrowings bear interest at variable rates based on a margin applied to a benchmark rate. There is also a monthly unused line fee under the ABL Revolver of 0.25%.

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

If excess availability under the ABL Revolver falls below the defined Trigger Level, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective. The Trigger Level as of March 27, 2016 was $24,078. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at the Company’s discretion.

As of March 27, 2016, the Company was in compliance with all financial covenants and the excess availability under the ABL Revolver was $78,049. At March 27, 2016, the fixed charge coverage ratio was 2.8 to 1.0 and the Company had $200 of standby letters of credit, none of which have been drawn upon.

Second Amendment

On November 19, 2015, the Company entered into the Second Amendment to Amended and Restated Credit Agreement (“Second Amendment”). The Second Amendment increased the percentage applied to real estate valuations, on a one-time basis, from 60% to 75%, for purposes of calculating the Term Loan collateral. Simultaneous to entering into the Second Amendment, the Company entered into the Fourth Amended and Restated Term Note, thereby resetting the ABL Term Loan balance to $95,000. Pursuant to the Second Amendment, the ABL Term Loan is subject to quarterly amortizing payments of $2,375.

Term Loan from Unconsolidated Affiliate

On August 30, 2012, a foreign subsidiary of the Company entered into an unsecured loan agreement under which it borrowed $1,250 from the Company’s unconsolidated affiliate, U.N.F. Industries Ltd. The entire principal balance was repaid in April 2016.

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

In connection with this construction financing arrangement, the Company has recorded (i) $210 of deferred financing fees and (ii) long-term debt of $3,889 (to reflect $790 of proceeds for construction financing and $3,099 for construction in progress paid by the third party lender).

Summary of Debt Obligations

The following table presents the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average	Principal Amounts as of
	Scheduled Maturity Date	Interest Rate as of March 27, 2016 (1)	March 27, 2016	June 28, 2015
ABL Revolver	March 2020	2.2%	$3,000	$5,000
ABL Term Loan	March 2020	2.5%	92,625	82,125
Renewables’ promissory note	September 2020	3.0%	135	—
Renewables’ term loan	August 2022	3.7%	4,000	—
Term loan from unconsolidated affiliate	August 2016 (2)	3.0%	1,250	1,250
Capital lease obligations	(3)	(4)	16,862	15,735
Construction financing	(5)	(5)	3,889	—
Total debt			121,761	104,110
Current portion of capital lease obligations			(4,282)	(3,385)
Current portion of long-term debt			(10,776)	(9,000)
Total long-term debt			$106,703	$91,725
(1)	The weighted average interest rate as of March 27, 2016 for the ABL Term Loan includes the effects of the interest rate swap with a notional balance of $50,000.
(2)	Repaid in full in April 2016.
(3)	Scheduled maturity dates for capital lease obligations range from January 2017 to November 2027.
(4)	Interest rates for capital lease obligations range from 2.3% to 4.6%.
(5)	Refer to the discussion above under the subheading “—Construction Financing” for further information.

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal year 2016 and the fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2016	2017	2018	2019	2020	Thereafter
ABL Revolver	$—	$—	$—	$—	$3,000	$—
ABL Term Loan	2,375	9,500	9,500	9,500	61,750	—
Renewables’ promissory note	—	25	26	27	28	29
Renewables’ term loan	—	—	—	—	1,111	2,889
Term loan from unconsolidated affiliate (1)	—	1,250	—	—	—	—
Capital lease obligations	1,064	4,261	4,128	4,058	2,542	809
Total (2)	$3,439	$15,036	$13,654	$13,585	$68,431	$3,727

(1)	Repaid in full in April 2016.
(2)	Total reported here excludes $3,889 for construction financing, described above.

Further discussion of the terms and conditions of the Amended Credit Agreement and Company’s existing indebtedness is included in note 9.

Repreve Renewables, LLC

During the first quarter of fiscal year 2016, Renewables incurred $135 of seller-financed debt for the purchase of thirty-seven acres of land located in Seven Springs, North Carolina, valued at $191. The related promissory note bears fixed interest at 3.0%, with principal and interest payable annually over a five-year period. Also, Renewables entered into a secured debt financing arrangement, consisting of a master loan agreement and corresponding term loan supplement having a borrowing capacity of $4,000, with CoBank, ACB and Carolina Farm Credit, ACA. The financing arrangement includes representations and warranties made by Renewables, financial covenants, affirmative and negative covenants and events of default that are usual and customary for financings of this type.

In October 2015, Renewables borrowed $4,000 on the above term loan, bearing interest at LIBOR plus an applicable margin of 3.25%, payable monthly in arrears.  Principal payments of $111 per month begin in September 2019 and are payable through July 2022, followed by a final payment equal to the remaining unpaid principal balance in August 2022.

These borrowings will help Renewables (i) accelerate expansion of its operations, including a new processing center in North Carolina and (ii) secure additional land leases and execute its fiscal 2016 planting targets, which are intended to meet the growing demand for giant miscanthus in applications such as poultry bedding and bio-fuel.

Working Capital

The following table presents a summary of the components of the Company’s Adjusted Working Capital and the reconciliation from Adjusted Working Capital to working capital:

	March 27, 2016	June 28, 2015
Receivables, net	$82,454	$83,863
Inventories	105,944	111,615
Accounts payable	(42,143)	(45,023)
Accrued expenses	(15,053)	(16,640)
Adjusted Working Capital	131,202	133,815
Cash and cash equivalents	15,287	10,013
Other current assets	6,864	7,473
Other current liabilities	(16,462)	(13,061)
Working capital	$136,891	$138,240

The decrease in receivables, net is primarily attributable to devaluation of the Brazilian Real versus the U.S. Dollar. The decrease in inventories is attributable to lower raw material costs, a reduction in inventory units and devaluation of the Brazilian Real. The decrease in accounts payable reflects the timing of vendor purchases and lower raw material costs. The decrease in accrued expenses is primarily attributable to the payment of amounts due for variable compensation earned in fiscal year 2015. Working capital was further impacted by an increase in cash, primarily due to cash generated by certain foreign subsidiaries and Renewables borrowing against a term loan. Other current liabilities increased, primarily due to (i) the classification of $1,250 to current maturities of long-term debt for a term loan from an unconsolidated affiliate and (ii) an increase in short-term payments due for capital lease obligations resulting from the addition of capital leases during the period.

Capital Projects

In addition to its normal working capital requirements, the Company requires cash to fund capital projects. The Company expects to invest approximately $100,000 in capital projects over the course of fiscal years 2016 and 2017, which is inclusive of (i) the construction financing arrangement described above and (ii) approximately $10,000 of maintenance capital expenditures per year (i.e. expenditures that extend the useful life of existing assets and/or increase the capabilities or production capacity of the assets). These capital projects include initiatives to expand our existing business and pursue PVA growth opportunities, including backward integration into plastic bottle processing and bottle flake production, primarily for the Polyester Segment, and specifically for REPREVE®. During the nine months ended March 27, 2016, the Company invested approximately $44,000 in capital projects (including amounts funded by capital leases and a construction financing arrangement), consisting of various fixed asset types, primarily machinery and equipment.

The total amount ultimately invested for fiscal years 2016 and 2017 could be more or less depending on the timing and scale of contemplated initiatives, and is expected to be funded by a combination of cash from operations, borrowings under the ABL Revolver, new capital lease obligations and a construction financing arrangement. The Company expects the capital projects undertaken over the course of fiscal years 2016 and 2017 to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

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

Stock Repurchase Program

The Company repurchased a total of 206 shares during the current year-to-date period, at an average price of $30.13. As of March 27, 2016, the Company has repurchased a total of 3,147 shares, at an average price of $23.01 (for a total of $72,438 inclusive of commission costs) pursuant to its two Board-approved stock repurchase programs. $27,603 remains available under the current Board-approved stock repurchase program as of March 27, 2016.

Liquidity Summary

The Company has met its historical liquidity requirements for working capital, capital expenditures, debt service requirements and other operating needs from its cash flows from operations and available borrowings. The Company believes that its existing cash balances, cash provided by operating activities, and borrowings available under the ABL Revolver will enable the Company to comply with the terms of its indebtedness and meet its foreseeable liquidity requirements. Domestically, the Company’s cash balances, cash provided by operating activities and borrowings available under the ABL Revolver continue to be sufficient to fund the Company’s domestic operating activities as well as cash commitments for its investing and financing activities. For its current foreign operations, the Company expects its existing cash balances and cash provided by operating activities will provide the needed liquidity to fund its foreign operating and investing activities. However, if the Company expands its foreign asset base, the Company may require cash from its domestic sources.

Cash Provided by Operating Activities

Net cash provided by operating activities increased from $19,697 for the prior year-to-date period to $38,243 for the current year-to-date period. The significant components of cash provided by operating activities are summarized below.

	For The Nine Months Ended
	March 27, 2016	March 29, 2015
Net income including non-controlling interest	$23,255	$25,556
Equity in earnings of unconsolidated affiliates	(7,330)	(12,461)
Subtotal	15,925	13,095

Distributions received from unconsolidated affiliates	2,947	598

Deferred income taxes	7,015	(74)

Other changes	12,356	6,078
Net cash provided by operating activities	$38,243	$19,697

The increase is primarily attributable to (i) significantly lower taxes paid in the current period (due, in large part, to the favorable depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015, enacted in December 2015) and (ii) $2,947 of distributions from unconsolidated affiliates received in the current period, when only $598 of such receipts occurred in the comparable prior period. Additionally, net income including non-controlling interest, after taking into account non-cash earnings from equity affiliates, is approximately $2,800 higher than the prior period.

The increase is also favorably impacted by a lower amount of cash utilized for working capital, most notably relating to inventories.

Cash Used in Investing Activities and Cash Provided by Financing Activities

The Company utilized $36,676 (net) for investing activities and received $4,444 (net) from financing activities during the current year-to-date period.

Significant investing activities include $36,769 for capital expenditures, which primarily relate to the addition of machinery, equipment and infrastructure for the Company’s new plastic bottle processing plant at our existing location in Reidsville, North Carolina, which is expected to start production in the summer of calendar year 2016, along with other capital expenditures to improve the Company’s manufacturing flexibility and capability to produce PVA products and to increase the capacity of our REPREVE® Recycling Center.

Significant financing activities include $8,500 for net borrowings against the ABL Facility along with $4,000 for a term loan supplement, partially offset by $6,211 for stock repurchases.

Contractual Obligations

The Company has incurred various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements.

Changes to the Company’s obligations under various debt and financing arrangements during the nine months ended March 27, 2016 have been outlined in note 9, with supplemental discussions above in this Item 2.

During the first quarter of fiscal year 2016, the Company entered into certain agreements to purchase assets in connection with the construction of a plastic bottle processing plant (as previously discussed) for the Polyester Segment. At March 27, 2016, unpaid amounts relating to these agreements total approximately $7,300.

From time to time, the Company exchanges equipment or extends the term of operating leases for certain transportation equipment under a master lease agreement. During the nine months ended March 27, 2016, the Company exchanged multiple power units pursuant to such master lease agreement, with terms extending over the next four to six years. The increase to the respective June 28, 2015 obligation approximates $6,300 as of March 27, 2016.

In October 2015, the Company entered into a commitment to construct assets for use in connection with a contract-manufacturing project for a third-party. While the subject assets are being financed by a construction financing arrangement (described above), in the course of facilitating construction, the Company will incur commitments to equipment vendors and contractors. As of March 27, 2016, such commitments total approximately $6,300.

During the quarter ended March 27, 2016, the Company entered into a three year agreement with a vendor for waste removal services related to the future operation of its bottle processing facility. The minimum commitment under this contract is approximately $2,600.

The Company will incur commitments to contractors and equipment vendors related to the expansion of its REPREVE® Recycling Center. As of March 27, 2016, such commitments total approximately $4,100.

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

Interest Rate Risk

The Company is exposed to interest rate risk through its borrowing activities. As of March 27, 2016, the Company had borrowings under its ABL Revolver and ABL Term Loan that totaled $95,625 and contained variable rates of interest; however, the Company hedges a significant portion of such interest rate variability using an interest rate swap.  After considering the variable rate debt obligations that have been hedged and the Company’s outstanding debt obligations with fixed rates of interest, the Company’s sensitivity analysis shows that a 50-basis point increase in LIBOR as of March 27, 2016 would result in an increase of $248 in annual interest expense.

Currency Exchange Rate Risk

The Company conducts its business in various foreign countries and in various foreign currencies. Each of the Company’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose the Company to foreign currency exchange risk. The Company may enter into foreign currency forward contracts to hedge this exposure. The Company may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments. As of March 27, 2016, the Company had no outstanding foreign forward currency contracts.

A significant portion of raw materials purchased by the Company’s Brazilian subsidiary is denominated in U.S. Dollars, requiring the Company to regularly exchange Brazilian Real. During recent years, and most notably in fiscal year 2015, the Company has been negatively impacted by a devaluation of the Brazilian Real. During fiscal year 2015, the Brazilian Real declined approximately 40% in relation to the U.S. Dollar, thereby reducing the utility of cash and cash equivalents held by the Company’s Brazilian subsidiary. Further devaluation of the Brazilian Real versus the U.S. Dollar occurred during the first nine months of fiscal year 2016. Predicting fluctuations in the Brazilian Real is impracticable. Discussion and analysis surrounding the impact of the devaluation of the Brazilian Real on the Company’s results of operations is included above in Item 2.

As of March 27, 2016, the Company’s subsidiaries outside the U.S., whose functional currency is other than the U.S. Dollar, held approximately 12.1% of the Company’s consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of March 27, 2016, $10,498, or 68.7%, of the Company’s cash and cash equivalents were held outside the U.S., of which approximately $3,738 were held in U.S. Dollar equivalents.

More information regarding the Company’s derivative financial instruments as of March 27, 2016 is provided in note 14.

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

Item 4. CONTROLS AND PROCEDURES

(a) As of March 27, 2016, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) During the Company’s third quarter of fiscal year 2016, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) The following table summarizes the Company’s purchases of its common stock during the fiscal quarter ended March 27, 2016, all of which purchases were made under the stock repurchase program approved by the Board on April 23, 2014, under which the Company is authorized to acquire up to $50,000 of common stock. The repurchase program has no stated expiration or termination date, and there is no time limit or specific time frame for repurchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

12/28/15 – 1/27/16	—	$—	—	$27,603
1/28/16 – 2/27/16	—	$—	—	27,603
2/28/16 – 3/27/16	—	$—	—	27,603
Total	—	$—	—

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

3.1(ii)	Restated By-laws of the Company (last amended July 23, 2014) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) filed on July 23, 2014).

4*	None*

31.1+	Principal executive officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Principal financial officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Principal executive officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Principal financial officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2016, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

UNIFI, INC. (Registrant)

Date: May 5, 2016	By:	/s/ SEAN D. GOODMAN
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

3.1(ii)	Restated By-laws of the Company (last amended July 23, 2014) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Reg. No. 001-10542) filed on July 23, 2014).

4*	None*

31.1+	Principal executive officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Principal financial officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Principal executive officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Principal financial officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2016, formatted in eXtensbile Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

+ Filed herewith

* The Company has long-term debt but has not filed the instruments evidencing such debt as part of Exhibit 4, as none of such instruments authorizes the issuance of debt exceeding 10 percent of the total consolidated assets of the Company. The Company agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.