Form 10-Q
period 2016-09-25
UNIFI INC
filed 2016-11-03
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 1-10542

UNIFI, INC.

(Exact name of registrant as specified in its charter)

New York	11-2165495
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7201 West Friendly Avenue
Greensboro, North Carolina 27410
(Address of principal executive offices) (Zip Code)

(336) 294-4410

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 27, 2016, there were 18,046,043 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future, or projections or estimates relating to products, sales, revenues, expenditures, costs or earnings, are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations about our future economic performance, considering the information currently available to management. The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “estimate,” “project,” “expect,” “intend,” “seek,” “strive” and words of similar import, or the negative of such words, identify or signal the presence of forward-looking statements. These statements are not statements of historical fact; they involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition that we express or imply in any forward-looking statement. Factors that could contribute to such differences include, but are not limited to:

•	the competitive nature of the textile industry and the impact of global competition;
•	changes in the trade regulatory environment and governmental policies and legislation;
•	the availability, sourcing and pricing of raw materials;
•	general domestic and international economic and industry conditions in markets where the Company competes, including economic and political factors over which the Company has no control;
•	changes in consumer spending, customer preferences, fashion trends and end-uses for products;
•	the financial condition of the Company’s customers;
•	the loss of a significant customer;
•	the success of the Company’s strategic business initiatives;
•	volatility of financial and credit markets;
•	the ability to service indebtedness and fund capital expenditures and strategic initiatives;
•	availability of and access to credit on reasonable terms;
•	changes in currency exchange, interest and inflation rates;
•	fluctuations in production costs;
•	the ability to protect intellectual property;
•	employee relations;
•	the impact of environmental, health and safety regulations;
•	the operating performance of joint ventures and other equity investments;
•	the accurate financial reporting of information from equity method investees; and
•	other factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2016 or elsewhere in this report.

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

UNIFI, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 25, 2016

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except share and per share amounts)

	September 25, 2016	June 26, 2016
ASSETS
Cash and cash equivalents	$20,921	$16,646
Receivables, net	82,912	83,422
Inventories	110,002	103,532
Income taxes receivable	6,312	3,502
Other current assets	5,632	4,790
Total current assets	225,779	211,892
Property, plant and equipment, net	194,261	185,101
Deferred income taxes	2,362	2,387
Intangible assets, net	3,385	3,741
Investments in unconsolidated affiliates	117,239	117,412
Other non-current assets	4,947	4,909
Total assets	$547,973	$525,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$44,177	$41,593
Accrued expenses	17,250	18,474
Income taxes payable	2,032	1,455
Current portion of long-term debt	13,733	13,786
Total current liabilities	77,192	75,308
Long-term debt	115,821	107,805
Other long-term liabilities	10,515	10,393
Deferred income taxes	7,446	4,991
Total liabilities	210,974	198,497

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,018,445 and 17,847,416 shares outstanding as of September 25, 2016 and June 26, 2016, respectively)	1,802	1,785
Capital in excess of par value	47,630	45,932
Retained earnings	316,468	307,065
Accumulated other comprehensive loss	(30,554)	(29,751)
Total Unifi, Inc. shareholders’ equity	335,346	325,031
Non-controlling interest	1,653	1,914
Total shareholders’ equity	336,999	326,945
Total liabilities and shareholders’ equity	$547,973	$525,442

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share amounts)

	For the Three Months Ended
	September 25, 2016	September 27, 2015
Net sales	$159,969	$162,165
Cost of sales	136,422	141,181
Gross profit	23,547	20,984
Selling, general and administrative expenses	11,410	10,830
(Benefit) provision for bad debts	(367)	613
Other operating income, net	(70)	(146)
Operating income	12,574	9,687
Interest income	(146)	(163)
Interest expense	692	984
Equity in earnings of unconsolidated affiliates	(840)	(2,860)
Income before income taxes	12,868	11,726
Provision for income taxes	3,726	3,940
Net income including non-controlling interest	9,142	7,786
Less: net loss attributable to non-controlling interest	(261)	(239)
Net income attributable to Unifi, Inc.	$9,403	$8,025

Net income attributable to Unifi, Inc. per common share:
Basic	$0.52	$0.45
Diluted	$0.51	$0.43

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(amounts in thousands)

	For the Three Months Ended
	September 25, 2016	September 27, 2015
Net income including non-controlling interest	$9,142	$7,786
Other comprehensive loss:
Foreign currency translation adjustments	(579)	(11,038)
Foreign currency translation adjustments for an unconsolidated affiliate	(243)	(399)
Reclassification adjustments on interest rate swap	19	19
Other comprehensive loss, net	(803)	(11,418)
Comprehensive income (loss) including non-controlling interest	8,339	(3,632)
Less: comprehensive loss attributable to non-controlling interest	(261)	(239)
Comprehensive income (loss) attributable to Unifi, Inc.	$8,600	$(3,393)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	For the Three Months Ended
	September 25, 2016	September 27, 2015
Cash and cash equivalents at beginning of year	$16,646	$10,013
Operating activities:
Net income including non-controlling interest	9,142	7,786
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(840)	(2,860)
Distributions received from unconsolidated affiliates	750	1,947
Depreciation and amortization expense	4,737	4,383
Excess tax benefit on stock-based compensation plans	(447)	—
Deferred income taxes	2,471	498
Other, net	281	381
Changes in assets and liabilities:
Receivables, net	783	(4,276)
Inventories	(6,720)	(6,298)
Other current assets and income taxes receivable	(3,267)	1,788
Accounts payable and accrued expenses	509	(3,474)
Income taxes payable	588	839
Other, net	162	73
Net cash provided by operating activities	8,149	787

Investing activities:
Capital expenditures	(10,135)	(15,875)
Proceeds from sale of assets	28	2,088
Other, net	(77)	(347)
Net cash used in investing activities	(10,184)	(14,134)

Financing activities:
Proceeds from ABL Revolver	40,200	53,200
Payments on ABL Revolver	(31,700)	(30,200)
Payments on ABL Term Loan	(2,375)	(2,250)
Payments on capital lease obligations	(1,073)	(924)
Common stock repurchased and retired under publicly announced programs	—	(5,439)
Proceeds from stock option exercises	1,200	60
Excess tax benefit on stock-based compensation plans	447	—
Contributions from non-controlling interest	—	480
Other	(341)	(471)
Net cash provided by financing activities	6,358	14,456

Effect of exchange rate changes on cash and cash equivalents	(48)	(1,168)
Net increase (decrease) in cash and cash equivalents	4,275	(59)
Cash and cash equivalents at end of period	$20,921	$9,954

See accompanying notes to condensed consolidated financial statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements

1.  Background

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “we,” the “Company” or “Unifi”), is a multi-national manufacturing company that processes and sells high-volume commodity yarns, specialized yarns designed to meet certain customer specifications, and premium value-added (“PVA”) yarns with enhanced performance characteristics. The Company sells yarns made from polyester and nylon to other yarn manufacturers and knitters and weavers that produce fabric for the apparel, hosiery, home furnishings, automotive upholstery, industrial and other end-use markets. The Company’s polyester products include plastic bottle flake, polyester polymer beads (“Chip”), partially oriented yarn (“POY”), and textured, solution and package dyed, twisted, beamed and draw wound yarns. Each yarn product is available in virgin or recycled varieties, where the recycled is made from both pre-consumer yarn waste and post-consumer waste, including plastic bottles. The Company’s nylon products include textured, solution dyed and spandex covered products.

The Company maintains one of the textile industry’s most comprehensive yarn product offerings, and has manufacturing operations in four countries and participates in joint ventures in Israel and the United States.  The Company’s principal geographic markets for its products are in North America, Central America, South America and Asia.

In addition to the Company’s operations described above, the Company’s investments include, but are not limited to, (i) a 34% non-controlling partnership interest in Parkdale America, LLC (“PAL”), a producer of cotton and synthetic yarns for sale to the textile industry and apparel market, both foreign and domestic; and (ii) a 60% controlling membership interest in Repreve Renewables, LLC (“Renewables”), an agricultural company focused on the development, production and commercialization of dedicated miscanthus grass for use in the animal bedding, bio-energy and other bio-based product markets.

2.  Basis of Presentation; Condensed Notes

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. As contemplated by the instructions of the Securities and Exchange Commission (the “SEC”) to Form 10-Q, the following notes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements.  Reference should be made to the Company’s year-end audited consolidated financial statements and related notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended June 26, 2016 (the “2016 Form 10-K”).

The financial information included in this report has been prepared by the Company, without audit.  In the opinion of management, all adjustments, which consist of normal, recurring adjustments, considered necessary for a fair statement of the results for interim periods have been included.  Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year.  The preparation of financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the amounts reported and certain financial statement disclosures.  Actual results may vary from these estimates.

All dollar and other currency amounts and share amounts, except per share amounts, are presented in thousands (000s), except as otherwise noted.

The fiscal quarter for the Company and its Chinese subsidiary ended on September 25, 2016, the last Sunday in September. The fiscal quarter for the Company’s Brazilian and Colombian subsidiaries ended on September 30, 2016.  There were no significant transactions or events that occurred between the Company’s fiscal quarter end and its subsidiaries’ fiscal quarter end.  The three months ended September 25, 2016 and September 27, 2015 each consisted of thirteen fiscal weeks.

Reclassifications

Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

As of the fourth quarter of fiscal 2016, the Company updated the composition of its Polyester and Nylon Segments, intending to better reflect downstream sales for the respective product lines. In connection with such update, for the three months ended September 27, 2015, the Company has reclassified net sales and cost of sales amounts for the respective segments, as reflected in Note 20, “Business Segment Information.”

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

The Company adopted Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) during the first quarter of fiscal 2017, along with the clarifying guidance in ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.

As shown in the table below, unamortized debt issuance costs associated with outstanding debt have been reclassified to conform to the new presentation requirements as of September 25, 2016 as follows:

	June 26, 2016 As Previously Reported	Adjustments Due to Adoption of ASU 2015-03	June 26, 2016 As Adjusted
Debt issuance costs (within other non-current assets)	$1,421	$(1,421)	$—
Total assets	526,863	(1,421)	525,442
Long-term debt	109,226	(1,421)	107,805
Total liabilities	199,918	(1,421)	198,497

3.  Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in practice arising from inconsistent presentation of certain components of the statement of cash flows. The guidance will be effective for the Company’s fiscal 2019.

The Company is evaluating the effect the new guidance will have on its consolidated financial statements and related disclosures.

In the first quarter of fiscal 2017, the Company adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The Company has no measurement period adjustments in the current or comparative periods.

There have been no other newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s financial statements.

4.  Receivables, Net

Receivables, net consists of the following:

	September 25, 2016	June 26, 2016
Customer receivables	$84,757	$86,361
Allowance for uncollectible accounts	(2,124)	(2,839)
Reserves for yarn quality claims	(982)	(795)
Net customer receivables	81,651	82,727
Related party receivables	5	7
Other receivables	1,256	688
Total receivables, net	$82,912	$83,422

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

The changes in the Company’s allowance for uncollectible accounts are as follows:

Allowance for Uncollectible Accounts
Balance at June 26, 2016	$(2,839)
Benefit to costs and expenses	367
Translation activity	11
Deductions	337
Balance at September 25, 2016	$(2,124)

5.  Inventories

Inventories consists of the following:

	September 25, 2016	June 26, 2016
Raw materials	$39,538	$37,162
Supplies	6,004	5,387
Work in process	7,217	6,595
Finished goods	58,831	55,771
Gross inventories	111,590	104,915
Inventory reserves	(1,588)	(1,383)
Total inventories	$110,002	$103,532

6.  Property, Plant and Equipment, Net

Property, plant and equipment, net (“PP&E”) consists of the following:

	September 25, 2016	June 26, 2016
Land	$3,148	$3,154
Land improvements	14,679	13,734
Buildings and improvements	147,929	145,633
Assets under capital leases	21,495	21,525
Machinery and equipment	568,495	544,369
Computers, software and office equipment	17,915	17,823
Transportation equipment	4,742	4,713
Construction in progress	23,322	39,695
Gross property, plant and equipment	801,725	790,646
Less: accumulated depreciation	(604,301)	(602,839)
Less: accumulated amortization – capital leases	(3,163)	(2,706)
Total property, plant and equipment, net	$194,261	$185,101

Assets under capital leases consists of the following:

	September 25, 2016	June 26, 2016
Machinery and equipment	$14,745	$14,745
Transportation equipment	5,897	5,927
Building improvements	853	853
Gross assets under capital leases	$21,495	$21,525

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Depreciation expense and repairs and maintenance expenses were as follows:

	For the Three Months Ended
	September 25, 2016	September 27, 2015
Depreciation expense	$4,214	$3,842
Repairs and maintenance expenses	4,240	4,496

7.  Intangible Assets, Net

Intangible assets, net consists of the following:

	September 25, 2016	June 26, 2016
Customer lists	$23,615	$23,615
Non-compete agreements, license, trademarks and other	5,189	5,184
Total intangible assets, gross	28,804	28,799
Accumulated amortization – customer lists	(20,920)	(20,665)
Accumulated amortization – non-compete agreements, license, trademarks and other	(4,499)	(4,393)
Total accumulated amortization	(25,419)	(25,058)
Total intangible assets, net	$3,385	$3,741

Total amortization expense for intangible assets was as follows:

	For the Three Months Ended
	September 25, 2016	September 27, 2015
Total amortization expense	$361	$432

8.  Accrued Expenses

Accrued expenses consists of the following:

	September 25, 2016	June 26, 2016
Payroll and fringe benefits	$8,986	$10,370
Other	8,264	8,104
Total accrued expenses	$17,250	$18,474

Other consists primarily of accruals for utilities, property taxes, employee-related claims and payments, interest, marketing expenses, freight expenses, rent, deferred incentives and other non-income related taxes.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

9.  Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	September 25, 2016	September 25, 2016	June 26, 2016
ABL Revolver	March 2020	2.4%	$14,700	$6,200
ABL Term Loan	March 2020	2.3% (1)	87,875	90,250
Capital lease obligations	(2)	(3)	14,725	15,798
Construction financing	(4)	(4)	9,464	6,629
Renewables’ term loan	August 2022	3.8%	4,000	4,000
Renewables’ promissory note	September 2020	3.0%	110	135
Total debt			130,874	123,012
Current portion of capital lease obligations			(4,207)	(4,261)
Current portion of other long-term debt			(9,526)	(9,525)
Unamortized debt issuance costs			(1,320)	(1,421)
Total long-term debt			$115,821	$107,805

(1)	The weighted average interest rate as of September 25, 2016 for the ABL Term Loan includes the effects of the interest rate swap with a notional balance of $50,000.
(2)	Scheduled maturity dates for capital lease obligations range from January 2017 to November 2027.
(3)	Interest rates for capital lease obligations range from 2.3% to 4.6%.
(4)	Refer to the discussion under the heading “—Construction Financing” below for further information.

ABL Revolver and ABL Term Loan

On March 26, 2015, the Company and its subsidiary, Unifi Manufacturing, Inc., entered into an Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”) for a $200,000 senior secured credit facility (the “ABL Facility”) with a syndicate of lenders.  The ABL Facility consists of a $100,000 revolving credit facility (the “ABL Revolver”) and a term loan that can be reset up to a maximum amount of $100,000, once per fiscal year, if certain conditions are met (the “ABL Term Loan”). Such a principal increase occurred in fiscal 2016. The ABL Facility has a maturity date of March 26, 2020.

Construction Financing

In December 2015, the Company entered into an agreement with a third-party lender that provides for construction-period financing for certain build-to-suit assets. The Company will record project costs to construction in progress and the corresponding liability to construction financing (within long-term debt). The agreement provides for monthly, interest-only payments during the construction period, at a rate of 3.5%, and contains terms customary for a financing of this type. The principal balance of this construction financing arrangement reflects cash paid by the third-party lender for (i) construction in progress and (ii) advances to the Company.

The agreement provides for 60 monthly payments, which will commence at the earlier of the completion of the construction period or July 1, 2017, with an interest rate of 3.2%.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal 2017 and the fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2017	2018	2019	2020	2021	Thereafter
ABL Revolver	$—	$—	$—	$14,700	$—	$—
ABL Term Loan	7,125	9,500	9,500	61,750	—	—
Renewables’ promissory note	—	26	27	28	29	—
Renewables’ term loan	—	—	—	1,111	1,333	1,556
Capital lease obligations	3,188	4,128	4,058	2,542	171	638
Total (1)	$10,313	$13,654	$13,585	$80,131	$1,533	$2,194

(1)	Total excludes $9,464 for the construction financing described above.

10.  Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	September 25, 2016	June 26, 2016
Uncertain tax positions	$4,603	$4,463
Other	5,912	5,930
Total other long-term liabilities	$10,515	$10,393

Other primarily includes the Company’s unfunded supplemental post-employment plan, certain retiree and post-employment medical and disability liabilities, and deferred rent.

11.  Income Taxes

The provision for income taxes was as follows:

	For the Three Months Ended
	September 25, 2016	September 27, 2015
Provision for income taxes	$3,726	$3,940
Effective tax rate	29.0%	33.6%

The effective tax rates for the periods presented above are lower than the U.S. statutory rate of 35% primarily due to foreign income being taxed at lower rates and a decrease in the valuation allowance for the Company’s investment in PAL. These items were partially offset by losses in tax jurisdictions for which no tax benefit could be recognized and state and local income taxes net of federal benefits.

The Company regularly assesses the outcomes of both completed and ongoing examinations to ensure that the Company’s provision for income taxes is sufficient. Certain returns that remain open to examination have utilized carryforward tax attributes generated in prior tax years, including net operating losses, which could potentially be revised upon examination.

Components of the Company’s deferred tax valuation allowance are as follows:

	September 25, 2016	June 26, 2016
Investment in a former domestic unconsolidated affiliate	$(6,320)	$(6,418)
Equity-method investment in PAL	(1,650)	(2,102)
Other (1)	(5,030)	(5,030)
Total deferred tax valuation allowance	$(13,000)	$(13,550)

(1)	Other relates primarily to Renewables.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

12.  Shareholders’ Equity

There were no material changes to the composition of shareholders’ equity since June 26, 2016 that are not described in this report.

The following table summarizes the Company’s repurchases and retirements of its common stock under Board-approved stock repurchase programs for the fiscal periods noted.

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal 2013	1,068	$18.08
Fiscal 2014	1,524	$23.96
Fiscal 2015	349	$29.72
Fiscal 2016	206	$30.13
Fiscal 2017 (through September 25, 2016)	—	$—
Total	3,147		$27,603

No dividends were paid during the three months ended September 25, 2016 or in the two most recently completed fiscal years.

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

The following table provides information as of September 25, 2016 with respect to the number of securities remaining available for future issuance under the 2013 Plan:

Authorized under the 2013 Plan	1,000
Plus: Awards expired, forfeited or otherwise terminated unexercised from the 2008 LTIP or the 2013 Plan	304
Less: Awards granted to employees	(258)
Less: Awards granted to non-employee directors	(70)
Available for issuance under the 2013 Plan	976

Stock options

No stock options were granted by the Company during the three months ended September 25, 2016. During the three months ended September 27, 2015, the Company granted stock options to purchase 82 shares of common stock to certain key employees, utilizing terms, vesting provisions and valuation methods consistent with those described in Note 16, “Stock-Based Compensation,” to the consolidated financial statements in the 2016 Form 10-K.

During the three months ended September 25, 2016, 171 stock options were exercised.

Restricted stock units

The Company may issue, from time to time, restricted stock units (“RSUs”) to the Company’s non-employee directors or certain key employees. No RSUs were granted by the Company during the three months ended September 25, 2016 and September 27, 2015. See Note 16, “Stock-Based Compensation,” to the consolidated financial statements in the 2016 Form 10-K for further information regarding the Company’s RSUs.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

14.  Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

The Company may use derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates.  The Company does not enter into derivative contracts for speculative purposes.

For the three months ended September 25, 2016 and September 27, 2015, there were no significant changes to the Company’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

15.  Accumulated Other Comprehensive Loss

The components and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Reclassification Adjustments on Interest Rate Swap	Accumulated Other Comprehensive Loss
Balance at June 26, 2016	$(29,681)	$(70)	$(29,751)
Other comprehensive (loss) income, net of tax	(822)	19	(803)
Balance at September 25, 2016	$(30,503)	$(51)	$(30,554)

A summary of the after-tax effects of the components of other comprehensive loss for the three months ended September 25, 2016 and September 27, 2015 is included in the accompanying condensed consolidated statements of comprehensive income (loss). The summary excludes pre-tax and tax amounts, as there are no tax components for the relevant activity.

16.  Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended
	September 25, 2016	September 27, 2015
Net income attributable to Unifi, Inc.	$9,403	$8,025
Basic weighted average shares	17,966	17,921
Net potential common share equivalents – stock options and RSUs	387	629
Diluted weighted average shares	18,353	18,550
Excluded from diluted weighted average shares:
Anti-dilutive common share equivalents	155	155

The calculation of EPS is based on the weighted average number of the Company’s common shares outstanding for the applicable period.  The calculation of diluted earnings per common share presents the effect of all potential dilutive common shares that were outstanding during the respective period, unless the effect of doing so is anti-dilutive.

17.  Investments in Unconsolidated Affiliates and Variable Interest Entities

The Company currently maintains investments in three entities classified as unconsolidated affiliates: PAL; U.N.F. Industries Ltd. (“UNF”); and UNF America LLC (“UNFA”). As of September 25, 2016, the Company’s investment in PAL was $113,538 and the Company’s combined investments in UNF and UNFA were $3,701, each of which is reflected within investments in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.

Parkdale America, LLC

PAL is a limited liability company treated as a partnership for income tax reporting purposes.  The Company accounts for its investment in PAL using the equity method of accounting.  PAL is subject to price risk related to anticipated fixed-price yarn sales.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices.  The derivative instruments used are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy.  As of September 25, 2016, PAL had no futures contracts designated as cash flow hedges.

The reconciliation between the Company’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of September 25, 2016	$131,794
Initial excess capital contributions	53,363
Impairment charge recorded by the Company in fiscal 2007	(74,106)
Anti-trust lawsuit against PAL in which the Company did not participate	2,652
Cotton rebate program adjustments	(165)
Investment as of September 25, 2016	$113,538

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

In conjunction with the formation of UNFA, the Company entered into a supply agreement with UNF and UNFA whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates.  As of September 25, 2016, the Company’s open purchase orders related to this agreement were $2,248.

The Company’s raw material purchases under this supply agreement consist of the following:

	For the Three Months Ended
	September 25, 2016	September 27, 2015
UNF	$778	$1,021
UNFA	5,388	7,142
Total	$6,166	$8,163

As of September 25, 2016 and June 26, 2016, the Company had combined accounts payable due to UNF and UNFA of $2,462 and $3,231, respectively.

The Company has determined that UNF and UNFA are variable interest entities and that the Company is the primary beneficiary of these entities, based on the terms of the supply agreement.  As a result, these entities should be consolidated in the Company’s financial results.  As the Company purchases substantially all of the output from UNF and UNFA, the two entities’ balance sheets constitute 3% or less of the Company’s total assets and total liabilities (when excluding reciprocal balances), and because such balances are not expected to comprise a larger portion in the future, the Company has not included the accounts of UNF and UNFA in its consolidated financial statements.  The financial results of UNF and UNFA are included in the Company’s financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with the Company’s accounting policy.  Other than the supply agreement discussed above, the Company does not provide any other commitments or guarantees related to either UNF or UNFA.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed balance sheet and income statement information for the Company’s unconsolidated affiliates (including reciprocal balances) is presented in the following tables.  PAL is defined as significant and its information is separately disclosed. PAL does not meet the criteria for segment reporting.

	As of September 25, 2016
	PAL	Other	Total
Current assets	$253,137	$11,215	$264,352
Noncurrent assets	196,580	1,030	197,610
Current liabilities	59,138	3,346	62,484
Noncurrent liabilities	2,951	—	2,951
Shareholders’ equity and capital accounts	387,628	8,899	396,527
Unifi’s portion of undistributed earnings	44,711	1,433	46,144

	As of June 26, 2016
	PAL	Other	Total
Current assets	$244,197	$12,781	$256,978
Noncurrent assets	203,251	1,069	204,320
Current liabilities	56,921	4,048	60,969
Noncurrent liabilities	3,057	—	3,057
Shareholders’ equity and capital accounts	387,470	9,802	397,272

	For the Three Months Ended September 25, 2016
	PAL	Other	Total
Net sales	$205,900	$6,002	$211,902
Gross profit	5,496	1,545	7,041
Income from operations	861	1,085	1,946
Net income	874	1,097	1,971
Depreciation and amortization	10,442	39	10,481
Cash received by PAL under cotton rebate program	4,127	—	4,127
Earnings recognized by PAL for cotton rebate program	3,889	—	3,889
Distributions received	—	750	750

	For the Three Months Ended September 27, 2015
	PAL	Other	Total
Net sales	$224,065	$9,349	$233,414
Gross profit	7,387	2,330	9,717
Income from operations	3,561	1,849	5,410
Net income	5,729	1,858	7,587
Depreciation and amortization	9,694	37	9,731
Cash received by PAL under cotton rebate program	3,184	—	3,184
Earnings recognized by PAL for cotton rebate program	4,354	—	4,354
Distributions received	947	1,000	1,947

18.  Commitments and Contingencies

Collective Bargaining Agreements

While employees of the Company’s Brazilian operations are unionized, none of the labor force employed by the Company’s domestic or other foreign subsidiaries is currently covered by a collective bargaining agreement.

Environmental

On September 30, 2004, the Company completed its acquisition of polyester filament manufacturing assets located in Kinston, North Carolina from INVISTA S.a.r.l (“Invista”).  The land for the Kinston site was leased pursuant to a 99-year ground lease (“Ground Lease”) with E.I. DuPont de Nemours (“DuPont”).  Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the U.S. Environmental Protection Agency (“EPA”) and the North Carolina Department of Environment and

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Natural Resources (“DENR”) pursuant to the Resource Conservation and Recovery Act Corrective Action program.  The Corrective Action program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and clean up the AOCs to comply with applicable regulatory standards.  Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain assets at the Kinston site to DuPont.  This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site which was from 2004 to 2008.  However, the Company continues to own a satellite service facility acquired in the 2004 transaction with Invista that has contamination from DuPont’s operations and is monitored by DENR.  This site has been remediated by DuPont, and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation.  DuPont’s duty to monitor and report to DENR will be transferred to the Company in the future, at which time DuPont must pay the Company for seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of the site.  At this time, the Company has no basis to determine if or when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

Operating Leases

The Company routinely leases sales and administrative office space, warehousing and distribution centers, manufacturing space, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties.  In addition, Renewables leases farm land for use in growing giant miscanthus.

Other Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operating and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements.

In the course of facilitating the construction of assets (i) in connection with the construction financing arrangement described in Note 9, “Long-Term Debt” and (ii) related to the expansion of the REPREVE® Recycling Center, the Company will incur commitments to equipment vendors and contractors. As of September 25, 2016, such commitments totaled approximately $5,600.

19.  Related Party Transactions

For details regarding the nature of certain related party relationships, see Note 25, “Related Party Transactions,” to the consolidated financial statements in the 2016 Form 10-K.

Related party receivables consists of the following:

	September 25, 2016	June 26, 2016
Salem Global Logistics, Inc.	$5	$7
Total related party receivables (included within receivables, net)	$5	$7

Related party payables consists of the following:

	September 25, 2016	June 26, 2016
Salem Leasing Corporation	$262	$250
Total related party payables (included within accounts payable)	$262	$250

Related party transactions in excess of $120 for the current or prior fiscal year consist of the matters below:

		For the Three Months Ended
Affiliated Entity	Transaction Type	September 25, 2016	September 27, 2015
Salem Leasing Corporation	Transportation equipment costs	$978	$945
Salem Global Logistics, Inc.	Freight service income	21	62

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

The balance of a capital lease obligation with Salem Leasing Corporation as of September 25, 2016 and June 26, 2016 was $999 and $1,015, respectively.

Mr. William J. Armfield, IV, a member of the Board of Directors (the “Board”) of Unifi until his passing in July 2016, was a director and the Non-Executive Chairman of, and held an indirect minority equity interest in Cupron, Inc. (“Cupron”). There was no significant activity between Cupron and the Company in July 2016, and therefore, any such transactions or balances in the current and comparative prior periods are omitted from current disclosures.

During the first quarter of fiscal 2017, the Company paid $126 to Mr. William L. Jasper, the Company’s former Chairman and Chief Executive Officer, for consulting fees. As of September 25, 2016, $500 of consulting fees were payable to Mr. Jasper subject to his continued compliance with his consulting agreement with the Company.

20.  Business Segment Information

The Company has three reportable segments.  Operations and revenues for each segment are described below:

•

The Polyester Segment manufactures plastic bottle flake, Chip and POY, along with textured, solution and package dyed, twisted, beamed and draw wound yarns (both virgin and recycled), with sales primarily to other yarn manufacturers and knitters and weavers that produce yarn and/or fabric for the apparel, hosiery, automotive upholstery, home furnishings, industrial and other end‑use markets.  The Polyester Segment consists of sales and manufacturing operations in the United States and El Salvador.

•

The Nylon Segment manufactures textured nylon yarns and spandex covered yarns, with sales to knitters and weavers that produce fabric primarily for the apparel and hosiery markets.  The Nylon Segment consists of sales and manufacturing operations in the United States and Colombia.

•

The International Segment’s products primarily include textured polyester and various types of resale yarns and staple fiber (both virgin and recycled). The International Segment sells its yarns and staple fiber to knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishings, industrial and other end-use markets primarily in the South American and Asian regions.  The International Segment includes a manufacturing location and sales offices in Brazil and a sales office in China.

In addition to the Company’s reportable segments, the selected financial information presented below includes an All Other category. All Other consists primarily of Renewables (an operating segment that does not meet quantitative thresholds for reporting) and for-hire transportation services. Revenue for Renewables is primarily derived from (i) facilitating the use of miscanthus grass as bio-fuel through service agreements and (ii) delivering harvested miscanthus grass to poultry producers for animal bedding. For-hire transportation services revenue is derived from performing common carrier services utilizing the Company’s fleet of transportation equipment.

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

The Company evaluates the operating performance of its segments based upon Segment Profit (Loss), which represents segment gross profit (loss) plus segment depreciation expense.  This measurement of Segment Profit or Loss best aligns segment reporting with the current assessments and evaluations performed by, and information provided to, the chief operating decision maker.

The accounting policies for the segments are consistent with the Company’s accounting policies.  Intersegment sales are omitted from the below financial information, as they are (i) insignificant to the Company’s segments and consolidated operations and (ii) excluded from segment evaluations performed by the chief operating decision maker.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Selected financial information is presented below. As described in Note 2, “Basis of Presentation; Condensed Notes,” certain amounts previously reported for the Polyester and Nylon Segments for the three months ended September 27, 2015 have been revised to match the current presentation.

	For the Three Months Ended September 25, 2016
	Polyester	Nylon	International	All Other	Total
Net sales	$84,685	$28,495	$45,344	$1,445	$159,969
Cost of sales	76,235	25,358	33,074	1,755	136,422
Gross profit (loss)	8,450	3,137	12,270	(310)	23,547
Segment depreciation expense	3,108	510	246	252	4,116
Segment Profit (Loss)	$11,558	$3,647	$12,516	$(58)	$27,663

	For the Three Months Ended September 27, 2015
	Polyester	Nylon	International	All Other	Total
Net sales	$94,606	$36,638	$29,371	$1,550	$162,165
Cost of sales	85,008	30,765	23,780	1,628	141,181
Gross profit (loss)	9,598	5,873	5,591	(78)	20,984
Segment depreciation expense	2,851	478	221	152	3,702
Segment Profit	$12,449	$6,351	$5,812	$74	$24,686

The reconciliations of segment gross profit to consolidated income before income taxes are as follows:

	For the Three Months Ended
	September 25, 2016	September 27, 2015
Polyester	$8,450	$9,598
Nylon	3,137	5,873
International	12,270	5,591
All Other	(310)	(78)
Segment gross profit	23,547	20,984
Selling, general and administrative expenses	11,410	10,830
(Benefit) provision for bad debts	(367)	613
Other operating income, net	(70)	(146)
Operating income	12,574	9,687
Interest income	(146)	(163)
Interest expense	692	984
Equity in earnings of unconsolidated affiliates	(840)	(2,860)
Income before income taxes	$12,868	$11,726

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Three Months Ended
	September 25, 2016	September 27, 2015
Polyester	$7,875	$13,973
Nylon	242	563
International	1,937	512
Segment capital expenditures	10,054	15,048
Other capital expenditures	81	827
Capital expenditures	$10,135	$15,875

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

The reconciliations of segment total assets to consolidated total assets are as follows:

	September 25, 2016	June 26, 2016
Polyester	$256,130	$243,105
Nylon	62,358	63,141
International	81,309	73,650
Segment total assets	399,797	379,896
Other current assets	9,874	6,674
Other PP&E	16,245	16,597
Other non-current assets	4,818	4,863
Investments in unconsolidated affiliates	117,239	117,412
Total assets	$547,973	$525,442

21.  Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Three Months Ended
	September 25, 2016	September 27, 2015
Interest, net of capitalized interest of $223 and $76, respectively	$641	$762
Income taxes, net of refunds	2,909	1,250

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by the Company in both U.S. and foreign jurisdictions.

Non-Cash Investing and Financing Activities

As of September 25, 2016 and June 26, 2016, $4,841 and $4,197, respectively, were included in accounts payable for unpaid capital expenditures. As of September 27, 2015 and June 28, 2015, $895 and $1,726, respectively, were included in accounts payable for unpaid capital expenditures.

During the three months ended September 25, 2016, the Company recorded $2,835 to construction in progress and long-term debt, in connection with the construction financing arrangement described under the heading “—Construction Financing” in Note 9, “Long-Term Debt.”

During August 2015, the Company utilized $1,390 of funds held by a qualified intermediary to purchase certain land and building assets.

During the three months ended September 27, 2015, the Company entered into capital leases with an aggregate present value of $4,154.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s operations, and material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements included in this report. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended September 25, 2016, while a reference to the “prior period” refers to the three-month period ended September 27, 2015; and such references may be accompanied with certain phrases for added clarity.

Our discussions in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in the 2016 Form 10-K.  These discussions focus on our results during, or as of, the first quarter of fiscal 2017, and the comparable period of fiscal 2016, and, to the extent applicable, any material changes from the information discussed in the 2016 Form 10-K or other important intervening developments or information.  These discussions should be read in conjunction with the 2016 Form 10-K for more detailed and background information.

Overview and Significant General Matters

The Company’s recent successful performance reflects its core strategic focus: producing the highest-quality innovative and sustainable products for customers around the world. This strategic focus includes a number of supporting pillars, which include: continuously improving all operational and business processes; enriching the product mix by growing sales of higher-margin PVA products through all market opportunities; and deriving value from sustainability-based initiatives, including polyester and nylon recycling. The Company remains committed to these strategic initiatives, which it believes will increase profitability and generate improved cash flows from operations.

The Company has three reportable segments for its operations – the Polyester Segment, the Nylon Segment and the International Segment – as well as certain ancillary operations that include Renewables, for-hire transportation services and consulting services, which comprise an All Other category. The ancillary operations classified within All Other are insignificant for all periods presented; therefore, the Company’s discussion and analysis of those activities is generally limited to their impact on consolidated results, where appropriate.

Significant highlights for the current period include the following items, each of which is outlined in more detail below:

•	The Company’s global strategy and focus on PVA products drove favorable operating results compared to the prior period:
o	Gross profit grew more than $2,500, or 12%;
o	Gross margin increased to 14.7% compared to 12.9%;
o	Operating income increased approximately $2,900, or 30%; and
o	Net income increased approximately $1,400, or 17%, despite lower earnings from PAL.
•	Opened state-of-the-art REPREVE® Bottle Processing Center at the Company’s existing facility in Reidsville, North Carolina.

Key Performance Indicators and Non-GAAP Financial Measures

The Company continuously reviews performance indicators to measure its success.  The following are the key indicators management uses to assess performance of the Company’s business, including certain GAAP and non-GAAP financial measures:

•	sales volume for the Company and for each of its reportable segments;
•	unit conversion margin, which represents unit net sales price less unit raw material costs, for the Company and for each of its reportable segments;
•	gross profit and gross margin for the Company and for each of its reportable segments;
•	net income and EPS for the Company;
•	Segment Profit (Loss), which represents segment gross profit (loss) plus segment depreciation expense;
•	working capital, which represents current assets less current liabilities;

•

earnings before interest, taxes, depreciation and amortization (“EBITDA”), which represents net income attributable to Unifi, Inc. before net interest expense, income tax expense, and depreciation and amortization expense;

•	Adjusted EBITDA, which represents EBITDA adjusted to exclude equity in earnings of PAL and certain other adjustments necessary to understand and compare the underlying results of the Company;
•

Adjusted Net Income, which excludes certain amounts which management believes do not reflect the ongoing operations and performance of the Company. Adjusted net income represents net income attributable to Unifi, Inc. calculated under GAAP, adjusted to exclude the approximate after-tax impact of certain income or expense items (as well as specific impacts to the provision for income taxes) necessary to understand and compare the underlying results of the Company;

•	Adjusted EPS, which represents Adjusted Net Income divided by the Company’s basic weighted average common shares outstanding; and
•

Adjusted Working Capital represents receivables plus inventory, less accounts payable and accrued expenses, which is an indicator of the Company’s production efficiency and ability to manage its inventory and receivables.

EBITDA, Adjusted EBITDA, Adjusted Net Income, Adjusted EPS and Adjusted Working Capital (collectively, the “non-GAAP financial measures”) are not determined in accordance with GAAP and should not be considered a substitute for performance measures determined in accordance with GAAP. The calculations of the non-GAAP financial measures are subjective, based on management’s belief as to which items should be included or excluded in order to provide the most reasonable and comparable view of the underlying operating performance of the business. The Company may, from time to time, modify the amounts used to determine its non-GAAP financial measures. When applicable, management’s discussion and analysis includes specific consideration for items that comprise the reconciliations of its non-GAAP financial measures.

We believe that these non-GAAP financial measures better reflect the Company’s underlying operations and performance and that their use, as operating performance measures, provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets, among otherwise comparable companies.

Management uses Adjusted EBITDA (i) as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of (a) items directly related to our asset base (primarily depreciation and amortization) and (b) items that we would not expect to occur as a part of our normal business on a regular basis; (ii) for planning purposes, including the preparation of our annual operating budget; (iii) as a valuation measure for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; and (iv) as one measure in determining the value of other acquisitions and dispositions. Adjusted EBITDA is a key performance metric utilized in the determination of variable compensation. We also believe Adjusted EBITDA is an appropriate supplemental measure of debt service capacity, because cash expenditures on interest are, by definition, available to pay interest, and tax expense is inversely correlated to interest expense, because tax expense decreases as deductible interest expense increases; and depreciation and amortization are non-cash charges. Equity in earnings of PAL is excluded from Adjusted EBITDA because such earnings do not reflect our operating performance.

Management uses Adjusted Net Income and Adjusted EPS (i) as measurements of net operating performance because they assist us in comparing such performance on a consistent basis, as they remove the impact of (a) items that we would not expect to occur as a part of our normal business on a regular basis and (b) components of the provision for income taxes that we would not expect to occur as a part of our underlying taxable operations; (ii) for planning purposes, including the preparation of our annual operating budget; and (iii) as measures in determining the value of other acquisitions and dispositions.

Additionally, EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted EPS aim to exclude the impact of the non-controlling interest in Renewables, while the consolidated amounts for Renewables are required to be included in the Company’s financial amounts reported under GAAP.

Non-GAAP Reconciliations

EBITDA and Adjusted EBITDA

The reconciliations of the amounts reported under GAAP for net income attributable to Unifi, Inc. to EBITDA and Adjusted EBITDA are as follows. Certain line items below are not reflective of consolidated amounts due to the impact of the non-controlling interest in Renewables, and any such differences are insignificant.

	For the Three Months Ended
	September 25, 2016	September 27, 2015
Net income attributable to Unifi, Inc.	$9,403	$8,025
Interest expense, net	530	821
Provision for income taxes	3,726	3,940
Depreciation and amortization expense	4,566	4,241
EBITDA	18,225	17,027

Equity in earnings of Parkdale America, LLC	(314)	(1,965)
EBITDA excluding Parkdale America, LLC	17,911	15,062

Other adjustments	—	—
Adjusted EBITDA	$17,911	$15,062

For the periods presented, there are no other adjustments necessary to reconcile Adjusted EBITDA. However, such adjustments may be presented in future periods when applicable.

Adjusted Net Income

For the current period and the prior period, there are no adjustments necessary to reconcile net income attributable to Unifi, Inc. to Adjusted Net Income. However, such adjustments may be presented in future periods when applicable.

Working Capital and Adjusted Working Capital

See the discussion under the heading “Working Capital” within “Liquidity and Capital Resources” below.

Results of Operations

First Quarter of Fiscal 2017 Compared to First Quarter of Fiscal 2016

Consolidated Overview

The components of net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts are presented in the table below.

	For the Three Months Ended
	September 25, 2016		September 27, 2015
		% of Net Sales		% of Net Sales	% Change
Net sales	$159,969	100.0	$162,165	100.0	(1.4)
Cost of sales	136,422	85.3	141,181	87.1	(3.4)
Gross profit	23,547	14.7	20,984	12.9	12.2
Selling, general and administrative expenses	11,410	7.1	10,830	6.7	5.4
(Benefit) provision for bad debts	(367)	(0.2)	613	0.3	(159.9)
Other operating income, net	(70)	—	(146)	(0.1)	(52.1)
Operating income	12,574	7.8	9,687	6.0	29.8
Interest expense, net	546	0.3	821	0.5	(33.5)
Equity in earnings of unconsolidated affiliates	(840)	(0.5)	(2,860)	(1.7)	(70.6)
Income before income taxes	12,868	8.0	11,726	7.2	9.7
Provision for income taxes	3,726	2.3	3,940	2.4	(5.4)
Net income including non-controlling interest	9,142	5.7	7,786	4.8	17.4
Less: net loss attributable to non-controlling interest	(261)	(0.2)	(239)	(0.1)	9.2
Net income attributable to Unifi, Inc.	$9,403	5.9	$8,025	4.9	17.2

Consolidated Net Sales

Consolidated net sales for the current period decreased by $2,196, or 1.4%, as compared to the prior period, primarily due to the impact of lower raw material costs (of approximately 15% for virgin polyester raw materials), partially offset by strong PVA sales from our international operations.

Consolidated sales volumes increased 11%, attributable to continued growth in sales of PVA products in the International Segment. In Brazil, we have benefited from year-over-year growth in the synthetic yarn market coupled with a favorable tariff and exchange rate environment for domestically produced yarn.  In Asia, the business has grown as global brands have looked to us to provide consistent PVA products to support their global supply chain. The increase in International Segment sales volumes was partially offset by softness in the retail markets covered by the North American Free Trade Agreement (“NAFTA”) and the Dominican Republic—Central America Free Trade Agreement (“CAFTA—DR”), adversely impacting the Polyester and Nylon Segments.

Consolidated sales pricing decreased 12%, primarily attributable to (i) lower pricing in the Polyester Segment driven by lower raw material costs and (ii) a change in the sales mix, partially offset by (a) net favorable foreign currency translation of approximately $1,200 and (b) improved pricing in connection with increased PVA product sales. PVA products at the end of fiscal 2016 comprised 35% of net sales and the Company is on pace to achieve the goal of 10% to 15% PVA growth in fiscal 2017.

Consolidated Gross Profit

Gross profit for the current period increased by $2,563, or 12.2%, as compared to the prior period, primarily due to (i) the increase in PVA product sales volumes in the International Segment, (ii) an improvement in per-unit costs for our subsidiary in Brazil due to increased volumes for its manufactured products and (iii) net favorable foreign currency translation.  These benefits were partially offset as gross profit for the Polyester and Nylon Segments decreased due to lower sales volumes and start-up costs associated with the new REPREVE® Bottle Processing Center in Reidsville, North Carolina.

Further details regarding the changes in net sales and gross profit, by reportable segment, follow.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Three Months Ended
	September 25, 2016		September 27, 2015
		% of Net Sales		% of Net Sales	% Change
Net sales	$84,685	100.0	$94,606	100.0	(10.5)
Cost of sales	76,235	90.0	85,008	89.9	(10.3)
Gross profit	8,450	10.0	9,598	10.1	(12.0)
Depreciation expense	3,108	3.7	2,851	3.0	9.0
Segment Profit	$11,558	13.7	$12,449	13.1	(7.2)

The change in net sales for the Polyester Segment is as follows:

Net sales for the prior period	$94,606
Decrease in average selling price and change in sales mix	(6,102)
Decrease in sales volumes	(3,819)
Net sales for the current period	$84,685

The decrease in net sales for the Polyester Segment was attributable to lower sales prices as a result of (i) lower raw material costs (approximately 15% for virgin polyester raw materials), and (ii) an unfavorable change in sales mix due to lower sales volumes of higher-priced textured, dyed, and beamed yarns and higher sales volumes of lower-priced POY and Chip. Decreased sales volumes were primarily attributable to softness in certain sectors of the retail market, characterized by excess inventory in the supply chain due to (a) a warmer 2015/2016 winter season and (b) a shift in inventory holding patterns from retailers to brands.

The change in Segment Profit for the Polyester Segment is as follows:

Segment Profit for the prior period	$12,449
Decrease in sales volumes	(501)
Net decrease in underlying margins	(390)
Segment Profit for the current period	$11,558

The decrease in Segment Profit for the Polyester Segment was attributable to (i) lower sales volumes and (ii) higher manufacturing costs primarily associated with start-up costs for the new REPREVE® Bottle Processing Center in Reidsville, North Carolina.

Polyester Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 52.9% and 41.8%, respectively, for the current period, compared to 58.3% and 50.4%, respectively, for the prior period.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Three Months Ended
	September 25, 2016		September 27, 2015
		% of Net Sales		% of Net Sales	% Change
Net sales	$28,495	100.0	$36,638	100.0	(22.2)
Cost of sales	25,358	89.0	30,765	84.0	(17.6)
Gross profit	3,137	11.0	5,873	16.0	(46.6)
Depreciation expense	510	1.8	478	1.3	6.7
Segment Profit	$3,647	12.8	$6,351	17.3	(42.6)

The change in net sales for the Nylon Segment is as follows:

Net sales for the prior period	$36,638
Decrease in sales volumes	(6,982)
Decrease in average selling price and change in sales mix	(1,161)
Net sales for the current period	$28,495

The decrease in net sales for the Nylon Segment was attributable to (i) lower sales volumes as a result of retail sales weakness and inventory adjustments at a major customer, along with softness in the retail markets supported by NAFTA and CAFTA—DR and (ii) the transition of certain PVA programs from the Nylon Segment to the International Segment, in accordance with our global strategy. The shift of PVA sales also adversely impacted the average selling price and sales mix.

The change in Segment Profit for the Nylon Segment is as follows:

Segment Profit for the prior period	$6,351
Decrease in underlying margins	(1,494)
Decrease in sales volumes	(1,210)
Segment Profit for the current period	$3,647

The decrease in Segment Profit for the Nylon Segment was attributable to (i) the shift of higher-margin PVA sales to the International Segment, (ii) lower sales volumes and (iii) higher unit manufacturing costs due to decreased production activity.

Nylon Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 17.8% and 13.2%, respectively, for the current period, compared to 22.6% and 25.7%, respectively, for the prior period.

International Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Three Months Ended
	September 25, 2016		September 27, 2015
		% of Net Sales		% of Net Sales	% Change
Net sales	$45,344	100.0	$29,371	100.0	54.4
Cost of sales	33,074	72.9	23,780	81.0	39.1
Gross profit	12,270	27.1	5,591	19.0	119.5
Depreciation expense	246	0.5	221	0.8	11.3
Segment Profit	$12,516	27.6	$5,812	19.8	115.3

The change in net sales for the International Segment is as follows:

Net sales for the prior period	$29,371
Increase in sales volumes	16,491
Net favorable foreign currency translation effects (Brazilian Real and Chinese Renminbi)	1,217
Decrease in average selling price and change in sales mix	(1,735)
Net sales for the current period	$45,344

The increase in net sales for the International Segment was attributable to (i) higher sales volumes of manufactured product at our Brazilian subsidiary due to increased demand for synthetic yarns, particularly air-covered PVA products for use in applications such as stretch denim, (ii) higher sales volumes at our Chinese subsidiary, which benefited from growth of PVA sales and the transition of certain programs from the Nylon Segment, and (iii) approximately $1,750 of favorable foreign currency translation due to the strengthening of the Brazilian Real (using a weighted average exchange rate of 3.24 Real/U.S. Dollar and 3.52 Real/U.S. Dollar for the current period and the prior period, respectively). These benefits were partially offset by (a) a decrease in the average selling price in China due to a greater mix of lower-priced staple filament sales to several spinners in support of a large apparel program and (b) unfavorable foreign currency translation due to the Chinese Renminbi.

The change in Segment Profit for the International Segment is as follows:

Segment Profit for the prior period	$5,812
Improvements in underlying margins	3,257
Increase in sales volumes	3,250
Net favorable foreign currency translation effects (Brazilian Real and Chinese Renminbi)	197
Segment Profit for the current period	$12,516

The increase in Segment Profit for the International Segment was attributable to (i) improved margins in Brazil based on a greater mix of higher-margin manufactured products (including PVA products) and improved cost efficiency associated with increased production volumes, (ii) improved margins in Asia due to the growth of PVA programs in Asia, and (iii) net favorable foreign currency translation effects due to the strengthening of the Brazilian Real versus the U.S. Dollar.

International Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 28.3% and 45.2%, respectively, for the current period, compared to 18.1% and 23.5%, respectively, for the prior period.

Consolidated Selling, General and Administrative Expenses

The change in selling, general and administrative (“SG&A”) expenses is as follows:

SG&A expenses for the prior period	$10,830
Increase in supplemental retirement plan expenses	506
Increase in professional fees	343
Increase in incentive compensation expenses	273
Increase due to foreign currency translation, and other net activity	137
Decrease in consumer marketing and branding expenses	(679)
SG&A expenses for the current period	$11,410

Total SG&A expenses were higher for the current period compared to the prior period, primarily as a result of (i) an increase in supplemental retirement plan expenses due to the comparatively improved performance of the equity index tracked by the plan, (ii) an increase in professional fees for legal, audit and tax services, (iii) a net increase in incentive compensation expenses due to (a) the Company’s performance against established targets for the comparable periods, partially offset by (b) a decline in equity awards granted and (iv) an increase due to foreign currency translation for the Brazilian Real. These increases were partially offset by a decrease in consumer marketing and branding expenses due to the timing of such expenses for advertising and sponsorship agreements, primarily for REPREVE®.

Consolidated (Benefit) Provision for Bad Debts

The benefit to the current period reflects a decrease in the reserve against specifically identified customer balances in the Polyester and International Segments.

Consolidated Interest Expense, Net

Interest expense, net decreased $275, and reflected the following components:

	For the Three Months Ended
	September 25, 2016	September 27, 2015
Interest and fees on the ABL Facility	$641	$613
Other interest	262	212
Subtotal of interest on debt obligations	903	825
Other components of interest expense	(211)	159
Total interest expense	692	984
Interest income	(146)	(163)
Interest expense, net	$546	$821

Interest on debt obligations increased in the current period compared to the prior period in connection with an increase in the average debt balance from $121,806 to $126,785, as well as an increase in the weighted average interest rate from 2.5% to 2.8%.

The change in other components of interest expense from the prior period is primarily attributable to (i) an increase in capitalized interest, driven by increased capital expenditures, as discussed under “—Capital Projects” below, and (ii) a favorable change in the mark-to-market adjustment for the interest rate swap.

Interest income in each period includes earnings recognized on cash equivalents held globally.

Consolidated Earnings from Unconsolidated Affiliates

The components of earnings from unconsolidated affiliates are as follows:

	For the Three Months Ended
	September 25, 2016	September 27, 2015
Earnings from PAL	$(314)	$(1,965)
Earnings from nylon joint ventures	(526)	(895)
Total equity in earnings of unconsolidated affiliates	$(840)	$(2,860)
As a percentage of consolidated income before income taxes	6.5%	24.4%

The Company’s 34% share of PAL’s earnings decreased in the current period versus the prior period, which was primarily attributable to (i) lower volumes and operating margins, mostly as a result of a challenging domestic cotton market and (ii) higher depreciation expenses in connection with recent capital investments.  The earnings from the nylon joint ventures experienced a decrease primarily due to softness in the nylon market, consistent with the results of the Nylon Segment.

Consolidated Income Taxes

The change in consolidated income taxes is as follows:

	For the Three Months Ended
	September 25, 2016	September 27, 2015
Provision for income taxes	$3,726	$3,940
Effective tax rate	29.0%	33.6%

The effective tax rates for the periods presented above are lower than the U.S. statutory rate of 35% primarily due to foreign income being taxed at lower rates and a decrease in the valuation allowance for the Company’s investment in PAL. These items were partially offset by losses in tax jurisdictions for which no tax benefit could be recognized and state and local income taxes net of federal benefits.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for the current period was $9,403, or $0.52 per basic share, compared to $8,025, or $0.45 per basic share, for the prior period.  The increase was primarily attributable to (i) improved gross profit, (ii) a decrease in the provision for bad debts and (iii) a lower effective tax rate, partially offset by (a) lower earnings from PAL and (b) an increase in SG&A expenses.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures, debt service and stock repurchases.  The Company’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver, as described below.  For the current period, cash generated from operations was $8,149, and at September 25, 2016, excess availability under the ABL Revolver was $59,897.

As of September 25, 2016, $126,764 of the Company’s $130,874 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of the Company’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by such other subsidiaries may not be presently available to fund the Company’s domestic capital requirements, including its domestic debt obligations. The Company employs a variety of tax planning and financing strategies to ensure that its worldwide cash is available in the locations where it is needed. The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital and total debt obligations as of September 25, 2016:

	United States	Brazil	Renewables(1)	Others	Total
Cash and cash equivalents	$14	$6,280	$824	$13,803	$20,921
Borrowings available under financing arrangements (2)	59,897	—	—	—	59,897
Liquidity	$59,911	$6,280	$824	$13,803	$80,818

Working capital	$76,322	$39,780	$1,040	$31,445	$148,587
Total debt obligations	$126,764	$—	$4,110	$—	$130,874

(1)	Although Renewables operates in the United States, presenting its liquidity measures separate from U.S. operations provides a more accurate depiction of the Company’s domestic liquidity.
(2)

Excludes consideration for amounts available under a construction financing arrangement as such borrowings are specific to a capital project. For additional information, see “―Construction Financing” within “Debt Obligations” below.

Debt Obligations

ABL Facility

On March 26, 2015, the Company and its subsidiary, Unifi Manufacturing, Inc., entered into an Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”) for a $200,000 senior secured credit facility (the “ABL Facility”) with a syndicate of lenders.  The ABL Facility consists of a $100,000 revolving credit facility (the “ABL Revolver”) and a term loan that can be reset up to a maximum amount of $100,000, once per fiscal year, if certain conditions are met (the “ABL Term Loan”). Such a principal increase occurred in fiscal 2016. The ABL Facility has a maturity date of March 26, 2020.

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

If excess availability under the ABL Revolver falls below the Trigger Level (as defined in the Amended Credit Agreement), a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective. The Trigger Level as of September 25, 2016 was $23,484.

As of September 25, 2016, the Company was in compliance with all financial covenants and the excess availability under the ABL Revolver was $59,897.  At September 25, 2016, the fixed charge coverage ratio was 1.53 to 1.0 and the Company had $200 of standby letters of credit, none of which have been drawn upon.

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

Renewables

In September 2015, Renewables entered into a secured debt financing arrangement, consisting of a master loan agreement and corresponding term loan supplement having a borrowing capacity of $4,000, with CoBank, ACB and Carolina Farm Credit, ACA. The financing arrangement includes representations and warranties made by Renewables, financial covenants, affirmative and negative covenants and events of default that are usual and customary for financings of this type. In connection with this arrangement, a subsidiary of the Company is subject to joint and several liability in the event of recourse by the lenders.

In October 2015, Renewables borrowed $4,000 against the above arrangement, bearing interest at LIBOR plus an applicable margin of 3.25%, payable monthly in arrears.  Principal payments of $111 per month begin in September 2019 and are payable through July 2022, followed by a final payment equal to the remaining unpaid principal balance in August 2022.

Summary of Debt Obligations

The following table presents the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	September 25, 2016	September 25, 2016	June 26, 2016
ABL Revolver	March 2020	2.4%	$14,700	$6,200
ABL Term Loan	March 2020	2.3% (1)	87,875	90,250
Capital lease obligations	(2)	(3)	14,725	15,798
Construction financing	(4)	(4)	9,464	6,629
Renewables’ term loan	August 2022	3.8%	4,000	4,000
Renewables’ promissory note	September 2020	3.0%	110	135
Total debt			130,874	123,012
Current portion of capital lease obligations			(4,207)	(4,261)
Current portion of other long-term debt			(9,526)	(9,525)
Unamortized debt issuance costs			(1,320)	(1,421)
Total long-term debt			$115,821	$107,805

(1)	The weighted average interest rate as of September 25, 2016 for the ABL Term Loan includes the effects of the interest rate swap with a notional balance of $50,000.
(2)	Scheduled maturity dates for capital lease obligations range from January 2017 to November 2027.
(3)	Interest rates for capital lease obligations range from 2.3% to 4.6%.
(4)	Refer to the discussion under the heading “—Construction Financing” above for further information.

In addition to making payments in accordance with the scheduled maturities of debt required under its existing debt obligations, the Company may, from time to time, elect to repay additional amounts borrowed under the ABL Facility.  Funds to make such repayments may come from the operating cash flows of the business or other sources and will depend upon the Company’s strategy, prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal 2017 and the fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2017	2018	2019	2020	2021	Thereafter
ABL Revolver	$—	$—	$—	$14,700	$—	$—
ABL Term Loan	7,125	9,500	9,500	61,750	—	—
Renewables’ promissory note	—	26	27	28	29	—
Renewables’ term loan	—	—	—	1,111	1,333	1,556
Capital lease obligations	3,188	4,128	4,058	2,542	171	638
Total (1)	$10,313	$13,654	$13,585	$80,131	$1,533	$2,194

(1)	Total excludes $9,464 for the construction financing described above.

Further discussion of the terms and conditions of the Amended Credit Agreement and the Company’s existing indebtedness is included in Note 9, “Long-Term Debt.”

Working Capital

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	September 25, 2016	June 26, 2016
Cash and cash equivalents	$20,921	$16,646
Receivables, net	82,912	83,422
Inventories	110,002	103,532
Other current assets	11,944	8,292
Accounts payable	(44,177)	(41,593)
Accrued expenses	(17,250)	(18,474)
Other current liabilities	(15,765)	(15,241)
Working capital	148,587	136,584

Less: Cash and cash equivalents	(20,921)	(16,646)
Less: Other current assets	(11,944)	(8,292)
Less: Other current liabilities	15,765	15,241
Adjusted working capital	$131,487	$126,887

The increase in cash and cash equivalents reflects the strong performance of our international subsidiaries. The decrease in receivables, net is insignificant. The increase in inventories is attributable to higher inventory units during the start-up phase of our REPREVE® Bottle Processing Center and sales growth from our international operations. The increase in other current assets is primarily attributable to an increase in income taxes receivable primarily due to the favorable depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015. The increase in accounts payable reflects the timing of vendor payments and a lower June 26, 2016 balance due to seasonal shutdowns for the Company and its customers. The decrease in accrued expenses is primarily attributable to the payment of amounts due for variable compensation earned in fiscal 2016. The change in other current liabilities is insignificant. Both working capital and Adjusted Working Capital are within the ranges anticipated by management.

Capital Projects

During the current period, the Company invested approximately $13,000 in capital projects (including amounts funded by a construction financing arrangement). The most significant investment was the completion of our REPREVE® Bottle Processing Center at the Company’s existing facility in Reidsville, North Carolina within our Polyester Segment. This bottle processing plant is expected to process 75 million pounds of plastic bottle flake annually, in support of our growing focus on recycling and sustainability, especially with the REPREVE® brand and its expanding portfolio.

Through the remainder of fiscal 2017, the Company expects to invest approximately an additional $27,000 in capital projects (for an anticipated total of $40,000 for the fiscal year), which includes (i) completing the fourth REPREVE® Recycling Center production line, (ii) additional machinery modifications to meet the ever-changing demands of the market and (iii) investments in Asia to support growth as prominent brand and retail partners continue to respond well to our strategy to provide PVA products globally. These investments will be spread across the Polyester and International Segments.

The Company will seek to ensure maintenance capital expenditures are sufficient to allow continued production at high efficiencies. As the REPREVE® Bottle Processing Center reaches full production, our goal is to continue support for REPREVE® by securing a stream of high-quality raw materials (in the form of plastic bottle flake). This, combined with technology advancements in recycling that will be incorporated into the fiscal 2017 recycling expansion, will enhance our ability to grow REPREVE® into other markets such as nonwovens, carpet fiber and packaging.

The total amount ultimately invested for fiscal 2017 could be more or less depending on the timing and scale of contemplated initiatives and is expected to be funded by a combination of cash from operations, borrowings under the ABL Revolver, new capital lease obligations and a construction financing arrangement.  The Company expects the capital projects undertaken during fiscal 2015, 2016 and 2017 to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

As a result of our continued focus on REPREVE® and other PVA yarns as part of our mix enrichment strategy, we may incur additional expenditures for capital projects, beyond the currently estimated amount, as we pursue new, currently unanticipated opportunities in order to expand our manufacturing capabilities for these products, for other strategic growth initiatives or to further streamline our manufacturing process, in which case we may be required to increase the amount of our working capital and long-term borrowings. If our strategy is successful, we would expect higher gross profit as a result of the combination of potentially higher sales volumes and an improved mix from higher-margin yarns.

Stock Repurchase Program

The Company made no repurchases of its shares of common stock during the current period. As of September 25, 2016, the Company had repurchased a total of 3,147 shares, at an average price of $23.01 (for a total of $72,438, inclusive of commission costs), since January 2013, pursuant to its two Board-approved stock repurchase programs. As of September 25, 2016, approximately $27,600 remained available for repurchases under the current Board-approved stock repurchase program.

Liquidity Summary

The Company has met its historical liquidity requirements for working capital, capital expenditures, debt service requirements and other operating needs from its cash flows from operations and available borrowings.  The Company believes that its existing cash balances, cash provided by operating activities and borrowings available under the ABL Revolver will enable the Company to comply with the terms of its indebtedness and meet its foreseeable liquidity requirements.  Domestically, the Company’s cash balances, cash provided by operating activities and borrowings available under the ABL Revolver continue to be sufficient to fund the Company’s domestic operating activities as well as cash commitments for its investing and financing activities.  For its current foreign operations, the Company expects its existing cash balances and cash provided by operating activities to provide the needed liquidity to fund its foreign operating and investing activities. However, if the Company expands its foreign asset base, it may require cash from its domestic sources.

Cash Provided by Operating Activities

Net cash provided by operating activities increased from $787 for the prior period to $8,149 for the current period. The significant components of cash provided by operating activities are summarized below.

	For the Three Months Ended
	September 25, 2016	September 27, 2015
Net income including non-controlling interest	$9,142	$7,786
Equity in earnings of unconsolidated affiliates	(840)	(2,860)
Subtotal	8,302	4,926

Distributions received from unconsolidated affiliates	750	1,947
Deferred income taxes	2,471	498
Other changes	(3,374)	(6,584)
Net cash provided by operating activities	$8,149	$787

The increase in net cash provided by operating activities is primarily due to (i) significantly higher net income attributable to the Company of $8,302 in the current period versus $4,926 in the prior period (as indicated in the Subtotal above which normalizes for changes in non-cash earnings of unconsolidated affiliates), (ii) less cash used in working capital and (iii) increased generation of deferred income taxes, partially offset by lower distributions from unconsolidated affiliates. Higher net income is attributable to increased sales volume and gross profit performance, as discussed above. Lower working capital spend is primarily due to a comparative increase in customer receipts.  Higher deferred income taxes are primarily due to the favorable depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015, which was enacted in December 2015. Lastly, as PAL’s performance is comparatively weaker, routine tax distributions received by the Company have declined accordingly.

Cash Used in Investing Activities and Cash Provided by Financing Activities

The Company utilized $10,184 (net) for investing activities and received $6,358 (net) from financing activities during the current period.

Significant investing activities include $10,135 for capital expenditures, which primarily relate to the addition of machinery, equipment and infrastructure for the Company’s new plastic bottle processing plant at our existing location in Reidsville, North Carolina, as described above under the heading “—Capital Projects.”

Significant financing activities include $6,125 for net borrowings against the ABL Facility. These borrowings helped fund the investing activities described above.

Contractual Obligations

The Company has incurred various financial obligations and commitments in the normal course of its operating and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements.

Changes to the Company’s obligations via various debt and financing arrangements during the current period have been outlined in Note 9, “Long-Term Debt” and Note 18, “Commitments and Contingencies,” with supplemental discussions above in this Item 2.

There have been no further material changes in the scheduled maturities of the Company’s contractual obligations as disclosed in the table under the heading “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2016 Form 10-K.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The SEC has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimates from quarter to quarter could materially impact the presentation of the financial statements.  The Company’s critical accounting policies are discussed in the 2016 Form 10-K.  There have been no material changes to these policies during the current period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks associated with changes in interest rates, fluctuations in foreign currency exchange rates, and changes in raw material and commodity costs, which may adversely affect its financial position, results of operations or cash flows. The Company does not enter into derivative financial instruments for trading purposes, nor is it a party to any leveraged financial instruments.

Interest Rate Risk

The Company is exposed to interest rate risk through its borrowing activities. As of September 25, 2016, the Company had borrowings under its ABL Revolver and ABL Term Loan that totaled $102,575 and contained variable rates of interest; however, the Company hedges a portion of such interest rate variability using an interest rate swap.  After considering the variable rate debt obligations that have been hedged and the Company’s outstanding debt obligations with fixed rates of interest, the Company’s sensitivity analysis shows that a 50-basis point increase in LIBOR as of September 25, 2016 would result in an increase of $283 in annual interest expense.

Foreign Currency Exchange Rate Risk

The Company conducts its business in various foreign countries and in various foreign currencies. Each of the Company’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose the Company to foreign currency exchange rate risk.  The Company may enter into foreign currency forward contracts to hedge this exposure. The Company may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of September 25, 2016, the Company had no outstanding foreign forward currency contracts.

A significant portion of raw materials purchased by the Company’s Brazilian subsidiary is denominated in U.S. Dollars, requiring the Company to regularly exchange Brazilian Real. During recent fiscal years, and most notably in fiscal 2015, the Company was negatively impacted by a devaluation of the Brazilian Real. However, in recent months, the Brazilian Real has been stable in relation to the U.S. Dollar. Predicting fluctuations in the Brazilian Real is impracticable.

As of September 25, 2016, the Company’s subsidiaries outside the United States, whose functional currency is other than the U.S. Dollar, held approximately 14% of the Company’s consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of September 25, 2016, $15,394, or 74%, of the Company’s cash and cash equivalents were held outside the United States, of which approximately $8,800 were held in U.S. Dollar equivalents.

Raw Material and Commodity Risks

A significant portion of the Company’s raw materials and energy costs is derived from petroleum-based chemicals.  The prices for petroleum and petroleum-related products and energy costs are volatile and dependent on global supply and demand dynamics, including certain geo-political risks.  The Company does not use financial instruments to hedge its exposure to changes in these costs.  The costs of the primary raw materials that the Company uses throughout all of its operations are generally based on U.S. Dollar pricing; and such materials are purchased at market or at fixed prices that are established with individual vendors as part of the purchasing process for quantities expected to be consumed in the ordinary course of business.

Other Risks

The Company is also exposed to political risk, including changing laws and regulations governing international trade, such as quotas, tariffs and tax laws.  The degree of impact and the frequency of these events cannot be predicted.

Item 4.	Controls and Procedures.

As of September 25, 2016, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 25, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Unifi is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows.

Item 1A.	Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A. Risk Factors” in the 2016 Form 10-K.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

3.2	Amended and Restated By-laws of Unifi, Inc., as of October 26, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following financial information (unaudited) from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2016, filed on November 3, 2016, formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: November 3, 2016	By:	/s/ SEAN D. GOODMAN
Sean D. Goodman
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

3.2	Amended and Restated By-laws of Unifi, Inc., as of October 26, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following financial information (unaudited) from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2016, filed on November 3, 2016, formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.