Form 10-Q
period 2016-12-25
UNIFI INC
filed 2017-02-02
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2016

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

As of January 26, 2017, there were 18,200,018 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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

UNIFI, INC.

FORM 10-Q

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 25, 2016

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	December 25, 2016	June 26, 2016
ASSETS
Cash and cash equivalents	$28,490	$16,646
Receivables, net	76,854	83,422
Inventories	109,772	103,532
Income taxes receivable	11,643	3,502
Other current assets	4,931	4,790
Total current assets	231,690	211,892
Property, plant and equipment, net	197,528	185,101
Deferred income taxes	2,387	2,387
Intangible assets, net	2,793	3,741
Investments in unconsolidated affiliates	115,841	117,412
Other non-current assets	605	4,909
Total assets	$550,844	$525,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$38,820	$41,593
Accrued expenses	11,876	18,474
Income taxes payable	2,716	1,455
Current portion of long-term debt	14,153	13,786
Total current liabilities	67,565	75,308
Long-term debt	119,843	107,805
Other long-term liabilities	10,929	10,393
Deferred income taxes	10,332	4,991
Total liabilities	208,669	198,497

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,200,018 and 17,847,416 shares outstanding as of December 25, 2016 and June 26, 2016, respectively)	1,820	1,785
Capital in excess of par value	50,891	45,932
Retained earnings	321,059	307,065
Accumulated other comprehensive loss	(31,595)	(29,751)
Total Unifi, Inc. shareholders’ equity	342,175	325,031
Non-controlling interest	—	1,914
Total shareholders’ equity	342,175	326,945
Total liabilities and shareholders’ equity	$550,844	$525,442

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
Net sales	$155,155	$156,336	$315,124	$318,501
Cost of sales	133,025	134,523	269,447	275,704
Gross profit	22,130	21,813	45,677	42,797
Selling, general and administrative expenses	12,868	12,419	24,278	23,249
(Benefit) provision for bad debts	(95)	559	(462)	1,172
Other operating expense, net	319	206	249	60
Operating income	9,038	8,629	21,612	18,316
Interest income	(183)	(166)	(329)	(329)
Interest expense	914	816	1,606	1,800
Loss on sale of business	1,662	—	1,662	—
Equity in loss (earnings) of unconsolidated affiliates	367	(303)	(473)	(3,163)
Income before income taxes	6,278	8,282	19,146	20,008
Provision for income taxes	1,924	2,088	5,650	6,028
Net income including non-controlling interest	4,354	6,194	13,496	13,980
Less: net loss attributable to non-controlling interest	(237)	(270)	(498)	(509)
Net income attributable to Unifi, Inc.	$4,591	$6,464	$13,994	$14,489

Net income attributable to Unifi, Inc. per common share:
Basic	$0.25	$0.36	$0.78	$0.81
Diluted	$0.25	$0.35	$0.76	$0.78

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
Net income including non-controlling interest	$4,354	$6,194	$13,496	$13,980
Other comprehensive (loss) income:
Foreign currency translation adjustments	(780)	515	(1,359)	(10,523)
Foreign currency translation adjustments for an unconsolidated affiliate	(280)	(97)	(523)	(496)
Reclassification adjustments on interest rate swap	19	19	38	38
Other comprehensive (loss) income, net	(1,041)	437	(1,844)	(10,981)
Comprehensive income including non-controlling interest	3,313	6,631	11,652	2,999
Less: comprehensive loss attributable to non-controlling interest	(237)	(270)	(498)	(509)
Comprehensive income attributable to Unifi, Inc.	$3,550	$6,901	$12,150	$3,508

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	December 25, 2016	December 27, 2015
Cash and cash equivalents at beginning of year	$16,646	$10,013
Operating activities:
Net income including non-controlling interest	13,496	13,980
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(473)	(3,163)
Distributions received from unconsolidated affiliates	1,500	2,947
Depreciation and amortization expense	9,731	8,676
Loss on sale of business	1,662	—
Excess tax benefit on stock-based compensation plans	(1,111)	(80)
Deferred income taxes	5,335	5,266
Other, net	1,896	1,267
Changes in assets and liabilities:
Receivables, net	6,043	2,673
Inventories	(6,751)	(2,302)
Other current assets and income taxes receivable	(7,305)	(1,646)
Accounts payable and accrued expenses	(8,160)	(12,420)
Income taxes payable	1,301	(350)
Other, net	132	544
Net cash provided by operating activities	17,296	15,392

Investing activities:
Capital expenditures	(19,343)	(27,419)
Proceeds from sale of assets	45	2,103
Other, net	(225)	(707)
Net cash used in investing activities	(19,523)	(26,023)

Financing activities:
Proceeds from ABL Revolver	65,200	87,800
Payments on ABL Revolver	(61,600)	(76,600)
Proceeds from ABL Term Loan	14,500	17,375
Payments on ABL Term Loan	(4,750)	(4,500)
Proceeds from a term loan supplement	—	4,000
Proceeds from construction financing	—	790
Payments on capital lease obligations	(2,154)	(1,971)
Common stock repurchased and retired under publicly announced programs	—	(6,211)
Proceeds from stock option exercises	2,481	60
Excess tax benefit on stock-based compensation plans	1,111	80
Contributions from non-controlling interest	—	880
Other	(368)	(484)
Net cash provided by financing activities	14,420	21,219

Effect of exchange rate changes on cash and cash equivalents	(349)	(1,184)
Net increase in cash and cash equivalents	11,844	9,404
Cash and cash equivalents at end of period	$28,490	$19,417

See accompanying notes to condensed consolidated financial statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements

1.  Background

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “Unifi,”  the “Company,” “we,” “us” or “our”), is a multi-national manufacturing company that processes and sells high-volume commodity yarns, specialized yarns designed to meet certain customer specifications, and premium value-added (“PVA”) yarns with enhanced performance characteristics. The Company sells innovative synthetic and recycled yarns made from polyester and nylon to other yarn manufacturers and knitters and weavers that produce fabric for the apparel, hosiery, home furnishings, automotive upholstery, industrial and other end-use markets. The Company’s polyester products include plastic bottle flake, polyester polymer beads (“Chip”), partially oriented yarn (“POY”), and textured, solution and package dyed, twisted, beamed and draw wound yarns. Each yarn product is available in virgin or recycled varieties, where the recycled is made from both pre-consumer yarn waste and post-consumer waste, including plastic bottles. The Company’s nylon products include textured, solution dyed and spandex covered products.

The Company maintains one of the textile industry’s most comprehensive yarn product offerings, and has manufacturing operations in four countries and participates in joint ventures in Israel and the United States.  The Company’s principal geographic markets for its products are in the Americas and Asia.

In addition to the Company’s operations described above, the Company owns a 34% non-controlling partnership interest in Parkdale America, LLC (“PAL”), a producer of cotton and synthetic yarns for sale to the textile industry and apparel market, both foreign and domestic.

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

The fiscal quarter for the Company and its subsidiary in El Salvador ended on December 25, 2016, the last Sunday in December. The fiscal quarter for the Company’s Brazilian, Chinese, Sri Lankan and Colombian subsidiaries ended on December 31, 2016.  There were no significant transactions or events that occurred between the Company’s fiscal quarter end and its subsidiaries’ fiscal quarter end.  The three-month and six-month periods ended December 25, 2016 and December 27, 2015 each consisted of thirteen and twenty-six fiscal weeks, respectively.

Reclassifications

Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

As of the fourth quarter of fiscal 2016, the Company updated the composition of its Polyester and Nylon Segments, intending to better reflect downstream sales for the respective product lines. In connection with such update, for the three months and six months ended December 27, 2015, the Company has reclassified net sales and cost of sales amounts for the respective segments, as reflected in Note 21, “Business Segment Information.”

The Company adopted Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) during the first quarter of fiscal 2017, along with the clarifying

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

guidance in ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.

As shown in the table below, unamortized debt issuance costs associated with outstanding debt have been reclassified to conform to the new presentation requirements as follows:

	June 26, 2016 As Previously Reported	Adjustments Due to Adoption of ASU 2015-03	June 26, 2016 As Adjusted
Debt issuance costs (within other non-current assets)	$1,421	$(1,421)	$—
Total assets	526,863	(1,421)	525,442
Long-term debt	109,226	(1,421)	107,805
Total liabilities	199,918	(1,421)	198,497

3.  Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance for the recognition of revenue from contracts with customers. Subsequent ASUs have been issued to provide clarity and defer the effective date. The new revenue recognition standard eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach. While the Company has not yet determined the effect of the new guidance on its ongoing financial reporting, the Company notes the following considerations: (i) the Company is primarily engaged in the business of manufacturing and delivering tangible products utilizing relatively straightforward contract terms without multiple performance obligations and (ii) transaction prices for the Company’s primary and material revenue activities are determinable and lack significant timing considerations. The Company is currently performing the following activities regarding implementation: (a) reviewing material contracts and (b) assessing accounting policy elections under the new guidance with current practice. In addition, implementation matters remaining include (x) evaluating the systems and processes to support revenue recognition and (y) selecting the method of adoption. The new revenue recognition guidance is effective for the Company’s fiscal 2019.

In February 2016, the FASB issued new accounting guidance for leases. The new guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. While the Company has not yet determined the full effect of the new guidance on its ongoing financial reporting, as of December 25, 2016, the Company had approximately $9,000 of future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year). The ASU is effective for the Company’s fiscal 2020, and early adoption is permitted.

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

Based on the Company’s review of ASUs issued since the filing of the 2016 Form 10-K, there have been no other newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s financial condition, results of operations and cash flows.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

4. Sale of Renewables

On December 23, 2016, the Company, through a wholly owned foreign subsidiary, entered into a Membership Interest Purchase Agreement (the “RR Agreement”) to sell its 60% equity ownership interest in Repreve Renewables, LLC (“Renewables”) to the existing third-party joint venture partner for $500 in cash (the “RR Sale”). The Company has no continuing involvement in the operations of Renewables subsequent to December 23, 2016.

In connection with the RR Sale, the Company recognized a loss on sale of business, reflecting the difference between the consideration received and the Company’s portion of Renewables’ net assets on the date of the RR Agreement. The operations of Renewables during the three-month and six-month periods ended December 25, 2016 are not reflected as discontinued operations as (i) the enterprise does not have a major effect on the Company’s consolidated operations and financial results, (ii) the disposal does not represent a strategic shift and (iii) the enterprise is not an individually significant component. The operations of Renewables up to the date of the RR Sale are reflected in continuing operations within the accompanying condensed consolidated statements of income, with presentation consistent with that provided in the 2016 Form 10-K.

The loss on the sale of the business is not relevant to the Company’s core operations and is not reflective of the primary revenue or expense activity of the Company. Therefore, the Company has recorded the loss on the sale of Renewables below operating income within the accompanying condensed consolidated statements of income.

Deconsolidation of Renewables resulted in the removal of all corresponding assets (the most significant of which was $4,472 of miscanthus grass, net of depreciation, historically reflected in other non-current assets) and liabilities and the elimination of the non-controlling interest in Renewables from the Company’s condensed consolidated balance sheet as of December 25, 2016, as summarized in the table below.

Purchase price	$500
Net assets and liabilities of Renewables	(3,540)
Derecognition of non-controlling interest	1,416
Transaction-related costs	(38)
Loss on sale of business	$(1,662)

The condensed consolidated balance sheet as of June 26, 2016 includes the consolidated accounts and operations of Renewables, along with a non-controlling interest adjustment; while the condensed consolidated balance sheet as of December 25, 2016 does not reflect any assets, liabilities or non-controlling interest of Renewables.

5.  Receivables, Net

Receivables, net consists of the following:

	December 25, 2016	June 26, 2016
Customer receivables	$79,060	$86,361
Allowance for uncollectible accounts	(1,984)	(2,839)
Reserves for yarn quality claims	(1,199)	(795)
Net customer receivables	75,877	82,727
Related party receivables	8	7
Other receivables	969	688
Total receivables, net	$76,854	$83,422

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

The changes in the Company’s allowance for uncollectible accounts are as follows:

Allowance for Uncollectible Accounts
Balance at June 26, 2016	$(2,839)
Benefit to costs and expenses	462
Translation activity	20
Deductions	373
Balance at December 25, 2016	$(1,984)

6.  Inventories

Inventories consists of the following:

	December 25, 2016	June 26, 2016
Raw materials	$36,798	$37,162
Supplies	6,112	5,387
Work in process	5,290	6,595
Finished goods	63,240	55,771
Gross inventories	111,440	104,915
Inventory reserves	(1,668)	(1,383)
Total inventories	$109,772	$103,532

7.  Property, Plant and Equipment, Net

Property, plant and equipment, net (“PP&E”) consists of the following:

	December 25, 2016	June 26, 2016
Land	$2,940	$3,154
Land improvements	14,390	13,734
Buildings and improvements	147,420	145,633
Assets under capital leases	21,525	21,525
Machinery and equipment	569,402	544,369
Computers, software and office equipment	18,171	17,823
Transportation equipment	4,739	4,713
Construction in progress	29,213	39,695
Gross property, plant and equipment	807,800	790,646
Less: accumulated depreciation	(606,650)	(602,839)
Less: accumulated amortization – capital leases	(3,622)	(2,706)
Total PP&E	$197,528	$185,101

Assets under capital leases consists of the following:

	December 25, 2016	June 26, 2016
Machinery and equipment	$14,745	$14,745
Transportation equipment	5,927	5,927
Building improvements	853	853
Gross assets under capital leases	$21,525	$21,525

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Depreciation expense and repairs and maintenance expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
Depreciation expense	$4,486	$3,756	$8,700	$7,598
Repairs and maintenance expenses	4,514	4,005	8,754	8,501

8.  Intangible Assets, Net

Intangible assets, net consists of the following:

	December 25, 2016	June 26, 2016
Customer lists	$23,615	$23,615
Other	4,516	5,184
Total intangible assets, gross	28,131	28,799
Accumulated amortization – customer lists	(21,175)	(20,665)
Accumulated amortization – other	(4,163)	(4,393)
Total accumulated amortization	(25,338)	(25,058)
Total intangible assets, net	$2,793	$3,741

Total amortization expense for intangible assets was as follows:

	For the Three Months Ended		For the Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
Total amortization expense	$346	$429	$707	$861

9.  Accrued Expenses

Accrued expenses consists of the following:

	December 25, 2016	June 26, 2016
Payroll and fringe benefits	$6,198	$10,370
Other	5,678	8,104
Total accrued expenses	$11,876	$18,474

Other consists primarily of accruals for utilities, property taxes, employee-related claims and payments, interest, marketing expenses, freight expenses, rent, deferred incentives and other non-income related taxes.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

10.  Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	December 25, 2016	December 25, 2016	June 26, 2016
ABL Revolver	March 2020	2.9%	$9,800	$6,200
ABL Term Loan	March 2020	2.4% (1)	100,000	90,250
Capital lease obligations	(2)	(3)	13,643	15,798
Construction financing	(4)	(4)	11,768	6,629
Renewables’ term loan	—	—	—	4,000
Renewables’ promissory note	—	—	—	135
Total debt			135,211	123,012
Current portion of capital lease obligations			(4,153)	(4,261)
Current portion of other long-term debt			(10,000)	(9,525)
Unamortized debt issuance costs			(1,215)	(1,421)
Total long-term debt			$119,843	$107,805

(1)	The weighted average interest rate as of December 25, 2016 for the ABL Term Loan includes the effects of the interest rate swap with a notional balance of $50,000.
(2)	Scheduled maturity dates for capital lease obligations range from January 2017 to November 2027.
(3)	Interest rates for capital lease obligations range from 2.3% to 4.6%.
(4)	Refer to the discussion under the heading “—Construction Financing” below for further information.

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

On November 18, 2016, pursuant to the principal reset conditions of the Amended Credit Agreement, the Company, at its discretion, reset the ABL Term Loan principal balance to $100,000. In connection with the principal reset, the ABL Term Loan is subject to quarterly amortizing payments of $2,500.

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

Renewables

As described in Note 4, “Sale of Renewables,” the Company’s sale of its 60% equity ownership interest in Renewables required deconsolidation of the corresponding assets and liabilities, and, accordingly, the respective debt principal balances are appropriately excluded from the Company’s total long-term debt as of December 25, 2016.  The Company has no joint and several liability for such debt.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal 2017 and the fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2017	2018	2019	2020	2021	Thereafter
ABL Revolver	$—	$—	$—	$9,800	$—	$—
ABL Term Loan	5,000	10,000	10,000	75,000	—	—
Capital lease obligations	2,106	4,128	4,058	2,542	171	638
Total (1)	$7,106	$14,128	$14,058	$87,342	$171	$638

(1)	Total excludes $11,768 for the construction financing described above.

11.  Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	December 25, 2016	June 26, 2016
Uncertain tax positions	$4,692	$4,463
Other	6,237	5,930
Total other long-term liabilities	$10,929	$10,393

Other primarily includes the Company’s unfunded supplemental post-employment plan, certain retiree and post-employment medical and disability liabilities, and deferred rent.

12.  Income Taxes

The provision for income taxes was as follows:

	For the Three Months Ended		For the Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
Provision for income taxes	$1,924	$2,088	$5,650	$6,028
Effective tax rate	30.6%	25.2%	29.5%	30.1%

The effective tax rates for the periods presented above are lower than the U.S. statutory tax rate primarily due to foreign income being taxed at lower rates and a decrease in the valuation allowance for the Company’s investment in PAL. These items were partially offset by losses in tax jurisdictions for which no tax benefit could be recognized and state and local income taxes net of federal benefits.

The Company regularly assesses the outcomes of both completed and ongoing examinations to ensure that the Company’s provision for income taxes is sufficient. Certain returns that remain open to examination have utilized carryforward tax attributes generated in prior tax years, including net operating losses, which could potentially be revised upon examination.

Components of the Company’s deferred tax valuation allowance are as follows:

	December 25, 2016	June 26, 2016
Investment in a former domestic unconsolidated affiliate	$(6,320)	$(6,418)
Equity-method investment in PAL	(1,592)	(2,102)
Other (1)	(4,209)	(5,030)
Total deferred tax valuation allowance	$(12,121)	$(13,550)

(1)	Other primarily relates to certain net operating losses outside the U.S. consolidated tax filing group.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

13.  Shareholders’ Equity

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Unifi, Inc. Shareholders’ Equity	Non-Controlling Interest	Total Shareholders’ Equity

Balance at June 26, 2016	17,847	$1,785	$45,932	$307,065	$(29,751)	$325,031	$1,914	$326,945
Options exercised	283	28	2,453	—	—	2,481	—	2,481
Conversion of restricted stock units	70	7	(7)	—	—	—	—	—
Stock-based compensation	—	—	1,402	—	—	1,402	—	1,402
Excess tax benefit on stock-based compensation plans	—	—	1,111	—	—	1,111	—	1,111
Other comprehensive loss, net of tax	—	—	—	—	(1,844)	(1,844)	—	(1,844)
Deconsolidation for sale of business	—	—	—	—	—	—	(1,416)	(1,416)
Net income (loss)	—	—	—	13,994	—	13,994	(498)	13,496
Balance at December 25, 2016	18,200	$1,820	$50,891	$321,059	$(31,595)	$342,175	$—	$342,175

The following table summarizes the Company’s repurchases and retirements of its common stock under Board-approved stock repurchase programs for the fiscal periods noted.

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal 2013	1,068	$18.08
Fiscal 2014	1,524	$23.96
Fiscal 2015	349	$29.72
Fiscal 2016	206	$30.13
Fiscal 2017 (through December 25, 2016)	—	$—
Total	3,147		$27,603

No dividends were paid during the six months ended December 25, 2016 or in the two most recently completed fiscal years.

14.  Stock-Based Compensation

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

The following table provides information as of December 25, 2016 with respect to the number of securities remaining available for future issuance under the 2013 Plan:

Authorized under the 2013 Plan	1,000
Plus: Awards expired, forfeited or otherwise terminated unexercised from the 2008 LTIP or the 2013 Plan	304
Less: Awards granted to employees	(386)
Less: Awards granted to non-employee directors	(101)
Available for issuance under the 2013 Plan	817

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Stock options

During the six months ended December 25, 2016 and December 27, 2015, the Company granted stock options to purchase 128 and 82 shares of common stock, respectively, to certain key employees, utilizing terms, vesting provisions and valuation methods consistent with those described in Note 16, “Stock-Based Compensation,” to the consolidated financial statements in the 2016 Form 10-K.

Restricted stock units

During the six months ended December 25, 2016 and December 27, 2015, the Company granted 31 and 21 restricted stock units (“RSUs”) with no vesting requirement, respectively, to the Company’s non-employee directors, utilizing terms and valuation methods consistent with those described in Note 16, “Stock-Based Compensation,” to the consolidated financial statements in the 2016 Form 10-K.

15.  Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

The Company may use derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates.  The Company does not enter into derivative contracts for speculative purposes.

For the six months ended December 25, 2016 and December 27, 2015, there were no significant changes to the Company’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

16.  Accumulated Other Comprehensive Loss

The components and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Reclassification Adjustments on Interest Rate Swap	Accumulated Other Comprehensive Loss
Balance at June 26, 2016	$(29,681)	$(70)	$(29,751)
Other comprehensive (loss) income, net of tax	(1,882)	38	(1,844)
Balance at December 25, 2016	$(31,563)	$(32)	$(31,595)

A summary of the after-tax effects of the components of other comprehensive loss for the three-month and six-month periods ended December 25, 2016 and December 27, 2015 is included in the accompanying condensed consolidated statements of comprehensive income. The summary excludes pre-tax and tax amounts, as there are no tax components for the relevant activity.

17.  Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
Net income attributable to Unifi, Inc.	$4,591	$6,464	$13,994	$14,489
Basic weighted average shares	18,128	17,823	18,045	17,872
Net potential common share equivalents – stock options and RSUs	314	634	346	631
Diluted weighted average shares	18,442	18,457	18,391	18,503
Excluded from diluted weighted average shares:
Anti-dilutive common share equivalents	185	143	271	143

The calculation of EPS is based on the weighted average number of the Company’s common shares outstanding for the applicable period.  The calculation of diluted earnings per common share presents the effect of all potential dilutive common shares that were outstanding during the respective period, unless the effect of doing so is anti-dilutive.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

18.  Investments in Unconsolidated Affiliates and Variable Interest Entities

The Company currently maintains investments in three entities classified as unconsolidated affiliates: PAL; U.N.F. Industries Ltd. (“UNF”); and UNF America LLC (“UNFA”). As of December 25, 2016, the Company’s investment in PAL was $112,514 and the Company’s combined investments in UNF and UNFA were $3,327, each of which is reflected within investments in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.

Parkdale America, LLC

PAL is a limited liability company treated as a partnership for income tax reporting purposes.  The Company accounts for its investment in PAL using the equity method of accounting.  PAL is subject to price risk related to anticipated fixed-price yarn sales.  To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices.  The derivative instruments used are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy.  As of December 25, 2016, PAL had no futures contracts designated as cash flow hedges.

The reconciliation between the Company’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of December 25, 2016	$130,753
Initial excess capital contributions	53,363
Impairment charge recorded by the Company in fiscal 2007	(74,106)
Anti-trust lawsuit against PAL in which the Company did not participate	2,652
Cotton rebate program adjustments	(148)
Investment as of December 25, 2016	$112,514

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

In conjunction with the formation of UNFA, the Company entered into a supply agreement with UNF and UNFA whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates.  As of December 25, 2016, the Company’s open purchase orders related to this agreement were $1,864.

The Company’s raw material purchases under this supply agreement consist of the following:

	For the Six Months Ended
	December 25, 2016	December 27, 2015
UNF	$1,250	$1,356
UNFA	9,579	13,441
Total	$10,829	$14,797

As of December 25, 2016 and June 26, 2016, the Company had combined accounts payable due to UNF and UNFA of $1,806 and $3,231, respectively.

The Company has determined that UNF and UNFA are variable interest entities and that the Company is the primary beneficiary of these entities, based on the terms of the supply agreement.  As a result, these entities should be consolidated in the Company’s

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

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

	As of December 25, 2016
	PAL	Other	Total
Current assets	$239,989	$10,065	$250,054
Noncurrent assets	190,400	1,132	191,532
Current liabilities	43,213	3,284	46,497
Noncurrent liabilities	2,610	—	2,610
Shareholders’ equity and capital accounts	384,566	7,913	392,479

Unifi’s portion of undistributed earnings	43,950	1,060	45,010

	As of June 26, 2016
	PAL	Other	Total
Current assets	$244,197	$12,781	$256,978
Noncurrent assets	203,251	1,069	204,320
Current liabilities	56,921	4,048	60,969
Noncurrent liabilities	3,057	—	3,057
Shareholders’ equity and capital accounts	387,470	9,802	397,272

	For the Three Months Ended December 25, 2016
	PAL	Other	Total
Net sales	$153,074	$5,056	$158,130
Gross profit	1,765	983	2,748
(Loss) income from operations	(2,849)	509	(2,340)
Net (loss) income	(2,238)	513	(1,725)
Depreciation and amortization	10,828	45	10,873

Cash received by PAL under cotton rebate program	3,635	—	3,635
Earnings recognized by PAL for cotton rebate program	2,907	—	2,907

Distributions received	—	750	750

	For the Three Months Ended December 27, 2015
	PAL	Other	Total
Net sales	$183,426	$7,264	$190,690
Gross profit	2,917	1,852	4,769
(Loss) income from operations	(1,437)	1,389	(48)
Net (loss) income	(1,170)	1,420	250
Depreciation and amortization	11,169	37	11,206

Cash received by PAL under cotton rebate program	5,676	—	5,676
Earnings recognized by PAL for cotton rebate program	3,574	—	3,574

Distributions received	—	1,000	1,000

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

	For the Six Months Ended December 25, 2016
	PAL	Other	Total
Net sales	$358,974	$11,058	$370,032
Gross profit	7,261	2,528	9,789
(Loss) income from operations	(1,988)	1,594	(394)
Net (loss) income	(1,364)	1,610	246
Depreciation and amortization	21,270	84	21,354

Cash received by PAL under cotton rebate program	7,762	—	7,762
Earnings recognized by PAL for cotton rebate program	6,796	—	6,796

Distributions received	—	1,500	1,500

	For the Six Months Ended December 27, 2015
	PAL	Other	Total
Net sales	$407,491	$16,613	$424,104
Gross profit	10,304	4,182	14,486
Income from operations	2,124	3,238	5,362
Net income	4,559	3,278	7,837
Depreciation and amortization	20,863	74	20,937

Cash received by PAL under cotton rebate program	8,860	—	8,860
Earnings recognized by PAL for cotton rebate program	7,928	—	7,928

Distributions received	947	2,000	2,947

19.  Commitments and Contingencies

Collective Bargaining Agreements

While employees of the Company’s Brazilian operations are unionized, none of the labor force employed by the Company’s domestic or other foreign subsidiaries is currently covered by a collective bargaining agreement.

Environmental

On September 30, 2004, the Company completed its acquisition of polyester filament manufacturing assets located in Kinston, North Carolina from INVISTA S.a.r.l (“Invista”).  The land for the Kinston site was leased pursuant to a 99-year ground lease (the “Ground Lease”) with E.I. DuPont de Nemours (“DuPont”).  Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the U.S. Environmental Protection Agency and the North Carolina Department of Environment and Natural Resources (“DENR”) pursuant to the Resource Conservation and Recovery Act Corrective Action program.  The Corrective Action program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and clean up the AOCs to comply with applicable regulatory standards.  Effective March 20, 2008, the Company entered into a Lease Termination Agreement associated with conveyance of certain assets at the Kinston site to DuPont.  This agreement terminated the Ground Lease and relieved the Company of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to the Company’s period of operation of the Kinston site which was from 2004 to 2008.  However, the Company continues to own a satellite service facility acquired in the 2004 transaction with Invista that has contamination from DuPont’s operations and is monitored by DENR.  This site has been remediated by DuPont, and DuPont has received authority from DENR to discontinue remediation, other than natural attenuation.  DuPont’s duty to monitor and report to DENR will be transferred to the Company in the future, at which time DuPont must pay the Company for seven years of monitoring and reporting costs and the Company will assume responsibility for any future remediation and monitoring of the site.  At this time, the Company has no basis to determine if or when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Operating Leases and Other Commitments

The Company routinely leases sales and administrative office space, warehousing and distribution centers, manufacturing space, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties.

As of a result of the RR Sale, described in Note 4, “Sale of Renewables,” the Company is no longer an indirect party to approximately $7,300 of future operating lease payments included in Note 24, “Commitments and Contingencies,” to the consolidated financial statements in the 2016 Form 10-K.

The Company has assumed various financial obligations and commitments in the normal course of its operating and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements.

During the second quarter of fiscal 2017, in the normal course of business, the Company’s Brazilian subsidiary entered into a contract extension with its electric utility supplier for services to be provided into fiscal 2020 which resulted in an increase of its future purchase obligations of approximately $11,700, as measured from the amount included in Note 24, “Commitments and Contingencies,” to the consolidated financial statements in the 2016 Form 10-K.

In the course of facilitating the construction of assets (i) in connection with the construction financing arrangement described in Note 10, “Long-Term Debt” and (ii) related to the expansion of the REPREVE® Recycling Center in Yadkinville, North Carolina, the Company will incur commitments to equipment vendors and contractors. As of December 25, 2016, such commitments totaled approximately $4,700.

20.  Related Party Transactions

For details regarding the nature of certain related party relationships, see Note 25, “Related Party Transactions,” to the consolidated financial statements in the 2016 Form 10-K.

Related party receivables consists of the following:

	December 25, 2016	June 26, 2016
Salem Global Logistics, Inc.	$8	$7
Total related party receivables (included within receivables, net)	$8	$7

Related party payables consists of the following:

	December 25, 2016	June 26, 2016
Salem Leasing Corporation	$545	$250
Total related party payables (included within accounts payable)	$545	$250

The balance of a capital lease obligation with Salem Leasing Corporation as of December 25, 2016 and June 26, 2016 was $981 and $1,015, respectively.

Related party transactions in excess of $120 for the current or prior fiscal year consist of the matters below:

		For the Three Months Ended
Affiliated Entity	Transaction Type	December 25, 2016	December 27, 2015
Salem Leasing Corporation	Transportation equipment costs	$1,291	$931
Salem Global Logistics, Inc.	Freight service income	31	81

		For the Six Months Ended
Affiliated Entity	Transaction Type	December 25, 2016	December 27, 2015
Salem Leasing Corporation	Transportation equipment costs	$2,269	$1,876
Salem Global Logistics, Inc.	Freight service income	52	143

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

21.  Business Segment Information

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

•

The International Segment’s products primarily include textured polyester and various types of resale yarns and staple fiber (both virgin and recycled). The International Segment sells its yarns and staple fiber to knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishings, industrial and other end-use markets primarily in the South American and Asian regions.  The International Segment includes a manufacturing location in Brazil and sales offices in Brazil, China and Sri Lanka.

In addition to the Company’s reportable segments, the selected financial information presented below includes an All Other category. All Other consists primarily of Renewables (up through the date of sale, December 23, 2016) and for-hire transportation services. For-hire transportation services revenue is derived from performing common carrier services utilizing the Company’s fleet of transportation equipment.

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

Selected financial information is presented below. As described in Note 2, “Basis of Presentation; Condensed Notes,” certain amounts previously reported for the Polyester and Nylon Segments for the three months and six months ended December 27, 2015 have been revised to match the current presentation.

	For the Three Months Ended December 25, 2016
	Polyester	Nylon	International	All Other	Total
Net sales	$86,671	$28,302	$38,868	$1,314	$155,155
Cost of sales	76,200	25,679	29,419	1,727	133,025
Gross profit (loss)	10,471	2,623	9,449	(413)	22,130
Segment depreciation expense	3,384	530	228	244	4,386
Segment Profit (Loss)	$13,855	$3,153	$9,677	$(169)	$26,516

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

	For the Three Months Ended December 27, 2015
	Polyester	Nylon	International	All Other	Total
Net sales	$94,414	$35,767	$24,812	$1,343	$156,336
Cost of sales	82,102	30,552	20,431	1,438	134,523
Gross profit (loss)	12,312	5,215	4,381	(95)	21,813
Segment depreciation expense	2,781	470	192	162	3,605
Segment Profit	$15,093	$5,685	$4,573	$67	$25,418

The reconciliations of segment gross profit to consolidated income before income taxes are as follows:

	For the Three Months Ended
	December 25, 2016	December 27, 2015
Polyester	$10,471	$12,312
Nylon	2,623	5,215
International	9,449	4,381
All Other	(413)	(95)
Segment gross profit	22,130	21,813
Selling, general and administrative expenses	12,868	12,419
(Benefit) provision for bad debts	(95)	559
Other operating expense, net	319	206
Operating income	9,038	8,629
Interest income	(183)	(166)
Interest expense	914	816
Loss on sale of business	1,662	—
Equity in loss (earnings) of unconsolidated affiliates	367	(303)
Income before income taxes	$6,278	$8,282

	For the Six Months Ended December 25, 2016
	Polyester	Nylon	International	All Other	Total
Net sales	$171,356	$56,797	$84,212	$2,759	$315,124
Cost of sales	152,435	51,037	62,493	3,482	269,447
Gross profit (loss)	18,921	5,760	21,719	(723)	45,677
Segment depreciation expense	6,492	1,040	474	496	8,502
Segment Profit (Loss)	$25,413	$6,800	$22,193	$(227)	$54,179

	For the Six Months Ended December 27, 2015
	Polyester	Nylon	International	All Other	Total
Net sales	$189,020	$72,405	$54,183	$2,893	$318,501
Cost of sales	167,110	61,317	44,211	3,066	275,704
Gross profit (loss)	21,910	11,088	9,972	(173)	42,797
Segment depreciation expense	5,632	948	413	314	7,307
Segment Profit	$27,542	$12,036	$10,385	$141	$50,104

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

	For the Six Months Ended
	December 25, 2016	December 27, 2015
Polyester	$18,921	$21,910
Nylon	5,760	11,088
International	21,719	9,972
All Other	(723)	(173)
Segment gross profit	45,677	42,797
Selling, general and administrative expenses	24,278	23,249
(Benefit) provision for bad debts	(462)	1,172
Other operating expense, net	249	60
Operating income	21,612	18,316
Interest income	(329)	(329)
Interest expense	1,606	1,800
Loss on sale of business	1,662	—
Equity in earnings of unconsolidated affiliates	(473)	(3,163)
Income before income taxes	$19,146	$20,008

The reconciliations of segment total assets to consolidated total assets are as follows:

	December 25, 2016	June 26, 2016
Polyester	$258,110	$243,105
Nylon	61,203	63,141
International	88,788	73,650
Segment total assets	408,101	379,896
Other current assets	13,181	6,674
Other PP&E	13,520	16,597
Other non-current assets	201	4,863
Investments in unconsolidated affiliates	115,841	117,412
Total assets	$550,844	$525,442

22.  Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Six Months Ended
	December 25, 2016	December 27, 2015
Interest, net of capitalized interest of $395 and $226, respectively	$1,527	$1,594
Income taxes, net of refunds	5,695	3,574

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by the Company in both U.S. and foreign jurisdictions.

Non-Cash Investing and Financing Activities

As of December 25, 2016 and June 26, 2016, $3,700 and $4,197, respectively, were included in accounts payable for unpaid capital expenditures. As of December 27, 2015 and June 28, 2015, $1,344 and $1,726, respectively, were included in accounts payable for unpaid capital expenditures.

During the six months ended December 25, 2016, the Company recorded $5,139 to construction in progress and long-term debt, in connection with the construction financing arrangement described under the heading “Construction Financing” in Note 10, “Long-Term Debt.”

During August 2015, the Company utilized $1,390 of funds held by a qualified intermediary to purchase certain land and building assets.

During the six months ended December 27, 2015, the Company entered into capital leases with an aggregate present value of $4,154.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s operations, and material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements included in this report. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended December 25, 2016, while a reference to the “prior period” refers to the three-month period ended December 27, 2015.  A reference to the “current six-month period” refers to the six-month period ended December 25, 2016, while a reference to the “prior six-month period” refers to the six-month period ended December 27, 2015. Such references may be accompanied with certain phrases for added clarity.

Our discussions in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in the 2016 Form 10-K.  These discussions focus on our results during, or as of, the second quarter and year-to-date periods of fiscal 2017, and the comparable periods of fiscal 2016, and, to the extent applicable, any material changes from the information discussed in the 2016 Form 10-K or other important intervening developments or information.  These discussions should be read in conjunction with the 2016 Form 10-K for more detailed and background information.

Overview and Significant General Matters

The Company’s recent successful performance reflects its core strategic focus: producing the highest-quality innovative and sustainable products for customers around the world. This strategic focus includes a number of supporting pillars, which include: continuously improving all operational and business processes; enriching the product mix by growing sales of higher-margin PVA products; and deriving value from sustainability-based initiatives, including recycled polyester and nylon production. The Company remains committed to these strategic initiatives, which it believes will increase profitability and generate improved cash flows from operations.

The Company has three reportable segments for its operations – the Polyester Segment, the Nylon Segment and the International Segment – as well as certain ancillary operations which comprise an All Other category. The ancillary operations classified within All Other are insignificant for all periods presented; therefore, the Company’s discussion and analysis of those activities is generally limited to their impact on consolidated results, where appropriate.

Significant highlights for the current period include the following items, each of which is outlined in more detail below:

•

Volume, measured by pounds sold, increased by more than 10% from both the prior period and prior six-month period to the current period and current six-month period, driven by growth of the international PVA portfolio;

•

Gross margin increased to 14.3% for the current period, compared to 14.0% for the prior period, and increased to 14.5% for the current six-month period compared to 13.4% for the prior six-month period;

•

Operating income increased to $9,038 for the current period, up from $8,629 for the prior period, and increased to $21,612 for the current six-month period compared to $18,316 for the prior six-month period;

•

Net income for the current period and current six-month period was $4,591 and $13,994, respectively.  Net income includes a year-over-year decline in earnings from PAL of approximately $300 for the current period and $1,400 for the current six-month period, as well as a $1,662 loss on a non-core divestiture for both periods;

•	Adjusted Net Income, which excludes the loss on a non-core divestiture, was $625 less than the prior period and $753 higher than the prior six-month period; and
•	Term loan principal reset to $100,000 under the existing credit facility, enhancing liquidity and financial flexibility.

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

•

Adjusted EBITDA, which represents EBITDA adjusted to exclude equity in loss (earnings) of PAL, key employee transition costs, loss on sale of business and certain other adjustments necessary to understand and compare the underlying results of the Company;

•

Adjusted Net Income, which excludes certain amounts which management believes do not reflect the ongoing operations and performance of the Company, such as key employee transition costs and loss on sale of business. Adjusted Net Income represents Net income attributable to Unifi, Inc. calculated under GAAP, adjusted to exclude the approximate after-tax impact of certain income or expense items (as well as specific impacts to the provision for income taxes) necessary to understand and compare the underlying results of the Company;

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

Management uses Adjusted EBITDA (i) as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of (a) items directly related to our asset base (primarily depreciation and amortization) and (b) items that we would not expect to occur as a part of our normal business on a regular basis; (ii) for planning purposes, including the preparation of our annual operating budget; (iii) as a valuation measure for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; and (iv) as one measure in determining the value of other acquisitions and dispositions. Adjusted EBITDA is a key performance metric utilized in the determination of variable compensation. We also believe Adjusted EBITDA is an appropriate supplemental measure of debt service capacity, because cash expenditures on interest are, by definition, available to pay interest, and tax expense is inversely correlated to interest expense, because tax expense decreases as deductible interest expense increases; and depreciation and amortization are non-cash charges. Equity in loss (earnings) of PAL is excluded from Adjusted EBITDA because such earnings do not reflect our operating performance.

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

Historically, EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted EPS aim to exclude the impact of the non-controlling interest in Renewables, while the consolidated amounts for Renewables are required to be included in the Company’s financial amounts reported under GAAP.

Non-GAAP Reconciliations

EBITDA and Adjusted EBITDA

The reconciliations of the amounts reported under GAAP for Net income attributable to Unifi, Inc. to EBITDA and Adjusted EBITDA are as follows. Amounts presented in the reconciliations below may not be consistent with amounts included in the accompanying condensed consolidated financial statements due to the impact of the non-controlling interest in Renewables. Any such differences are insignificant.

	For the Three Months Ended		For the Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
Net income attributable to Unifi, Inc.	$4,591	$6,464	$13,994	$14,489
Interest expense, net	716	641	1,246	1,462
Provision for income taxes	1,924	2,088	5,650	6,028
Depreciation and amortization expense	4,830	4,151	9,396	8,392
EBITDA	12,061	13,344	30,286	30,371

Equity in loss (earnings) of PAL	745	381	431	(1,584)
EBITDA excluding PAL	12,806	13,725	30,717	28,787

Key employee transition costs	—	637	—	637
Loss on sale of business	1,662	—	1,662	—
Adjusted EBITDA	$14,468	$14,362	$32,379	$29,424

Adjusted Net Income and Adjusted EPS

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

	For the Three Months Ended December 25, 2016				For the Three Months Ended December 27, 2015
	Income Before Income Taxes	Tax Impact	Net Income	Basic EPS	Income Before Income Taxes	Tax Impact	Net Income	Basic EPS
GAAP results	$6,278	$—	$4,591	$0.25	$8,282	$—	$6,464	$0.36
Key employee transition costs	—	—	—	—	637	(223)	414	0.02
Loss on sale of business	1,662	—	1,662	0.09	—	—	—	—
Adjusted results (1) (2) (3) (4)	$7,940	$—	$6,253	$0.34	$8,919	$(223)	$6,878	$0.38

Weighted average common shares				18,128				17,823

	For the Six Months Ended December 25, 2016				For the Six Months Ended December 27, 2015
	Income Before Income Taxes	Tax Impact	Net Income	Basic EPS	Income Before Income Taxes	Tax Impact	Net Income	Basic EPS
GAAP results	$19,146	$—	$13,994	$0.78	$20,008	$—	$14,489	$0.81
Key employee transition costs	—	—	—	—	637	(223)	414	0.02
Loss on sale of business	1,662	—	1,662	0.09	—	—	—	—
Adjusted results (1) (2) (3) (4)	$20,808	$—	$15,656	$0.87	$20,645	$(223)	$14,903	$0.83

Weighted average common shares				18,045				17,872

(1)

Adjusted Net Income represents Net income attributable to Unifi, Inc. calculated under GAAP, adjusted for the approximate after-tax impact of certain events or transactions referenced in the reconciliation which management believes do not reflect the ongoing operations and performance of the Company.

(2)	Adjusted EPS represents Adjusted Net Income divided by the Company’s basic weighted average common shares outstanding.
(3)

For the three months and six months ended December 25, 2016, the Company incurred a loss on the sale of its investment in Renewables of $1,662. There is no tax impact for this transaction as the loss is non-deductible.

(4)

For the three months and six months ended December 27, 2015, the Company incurred key employee transition costs of $637, before tax, for transactions in the United States.  The Company estimates the tax benefit of these costs was $223, using a 35% tax rate, with no significant deferred tax components.

Working Capital and Adjusted Working Capital

See the discussion under the heading “Working Capital” within “Liquidity and Capital Resources” below.

Results of Operations

Second Quarter of Fiscal 2017 Compared to Second Quarter of Fiscal 2016

Consolidated Overview

The components of Net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts are presented in the table below.

	For the Three Months Ended
	December 25, 2016		December 27, 2015
		% of Net Sales		% of Net Sales	% Change
Net sales	$155,155	100.0	$156,336	100.0	(0.8)
Cost of sales	133,025	85.7	134,523	86.0	(1.1)
Gross profit	22,130	14.3	21,813	14.0	1.5
Selling, general and administrative expenses	12,868	8.3	12,419	7.9	3.6
(Benefit) provision for bad debts	(95)	(0.1)	559	0.4	(117.0)
Other operating expense, net	319	0.2	206	0.2	54.9
Operating income	9,038	5.9	8,629	5.5	4.7
Interest expense, net	731	0.5	650	0.4	12.5
Loss on sale of business	1,662	1.1	—	—	nm
Equity in loss (earnings) of unconsolidated affiliates	367	0.2	(303)	(0.2)	(221.1)
Income before income taxes	6,278	4.1	8,282	5.3	(24.2)
Provision for income taxes	1,924	1.2	2,088	1.3	(7.9)
Net income including non-controlling interest	4,354	2.9	6,194	4.0	(29.7)
Less: net loss attributable to non-controlling interest	(237)	(0.1)	(270)	(0.1)	(12.2)
Net income attributable to Unifi, Inc.	$4,591	3.0	$6,464	4.1	(29.0)

nm - Not meaningful

Consolidated Net Sales

Consolidated net sales for the current period decreased by $1,181, or 0.8%, as compared to the prior period, primarily due to soft domestic market conditions and unfavorable changes in sales mix, partially offset by strong PVA sales from our international operations. A significant component of the Company’s selling price is largely dependent upon raw material costs. For the comparison period, there was no material change in the cost of raw materials. However, average selling prices were higher in the prior period due to an inherent lag in implementing selling price adjustments for customers, resulting in comparatively lower selling prices in the current period versus the prior period, primarily for the Polyester Segment.

Consolidated sales volumes increased 12.9%, attributable to continued growth in sales of PVA products in the International Segment. In Brazil, the Company capitalized on expansion in the synthetic yarn market coupled with a favorable import tariff environment for locally-produced yarn, as well as market share gains due to the shutdown of a competitor.  In Asia, the business has grown as brands and retail partners continue to utilize the Company’s global model, providing consistent PVA products to support customers’ global supply chain. The increase in International Segment sales volumes was partially offset by softness in the retail markets covered by the North American Free Trade Agreement (“NAFTA”) and the Dominican Republic—Central America Free Trade Agreement (“CAFTA—DR”), which adversely impacted the Polyester and Nylon Segments. As a result of fiscal 2016’s warm winter, weak retail selling season and associated inventory accumulation, domestic brands and retailers were cautious with orders during the first half of fiscal 2017, especially in the apparel industry, which led to sales volume declines for the domestic operations compared to the prior period.

Consolidated average sales prices decreased 13.7%, primarily attributable to (i) a change in the sales mix in the Polyester and Nylon Segments, including the transition of certain programs to the International Segment (where the transitioned products carry a lower average selling price), (ii) mix impact within the Polyester Segment due to a higher proportion of polyester Chip and POY product sales that carry a lower selling price and (iii) mix impact of relative volume weakness for nylon products that typically carry a higher selling price, partially offset by net favorable foreign currency translation of approximately $2,000. PVA products at the end of fiscal 2016 comprised 35% of net sales and the Company is on pace to achieve an additional 10% to 15% PVA sales growth in fiscal 2017.

Consolidated Gross Profit

Gross profit for the current period increased by $317, or 1.5%, as compared to the prior period, primarily due to (i) an overall increase in sales volumes, (ii) strong growth in PVA products, especially in the International Segment, (iii) an improvement in per-unit converting costs for our subsidiary in Brazil due to increased volumes for its manufactured products and (iv) net favorable foreign currency translation.  These benefits were partially offset by the start-up costs associated with the new REPREVE® Bottle Processing Center in Reidsville, North Carolina.

Further details regarding the changes in net sales and gross profit, by reportable segment, follow.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Three Months Ended
	December 25, 2016		December 27, 2015
		% of Net Sales		% of Net Sales	% Change
Net sales	$86,671	100.0	$94,414	100.0	(8.2)
Cost of sales	76,200	87.9	82,102	87.0	(7.2)
Gross profit	10,471	12.1	12,312	13.0	(15.0)
Depreciation expense	3,384	3.9	2,781	2.9	21.7
Segment Profit	$13,855	16.0	$15,093	15.9	(8.2)

The change in net sales for the Polyester Segment is as follows:

Net sales for the prior period	$94,414
Decrease in average selling price and change in sales mix	(9,415)
Increase in sales volumes	1,672
Net sales for the current period	$86,671

The decrease in net sales for the Polyester Segment was attributable to lower sales prices as a result of an unfavorable change in sales mix due to lower sales volumes of higher-priced textured, dyed and beamed yarns and higher sales volumes of lower-priced POY and Chip. The Company’s textured polyester business experienced volume declines of around 5%. Decreased sales volumes were primarily attributable to softness in certain sectors of the domestic retail market, characterized by excess inventory in the supply chain due to (a) fiscal 2016’s warm winter and (b) a shift in inventory holding patterns from retailers to brands.  However, for the entire Segment, sales volumes increased 1.8%.

The change in Segment Profit for the Polyester Segment is as follows:

Segment Profit for the prior period	$15,093
Net decrease in underlying margins	(1,465)
Start-up costs for bottle processing facility	(40)
Increase in sales volumes	267
Segment Profit for the current period	$13,855

The decrease in Segment Profit for the Polyester Segment was attributable to (i) the unfavorable change in sales mix described in the net sales analysis above, (ii) a reduction in conversion margin resulting from the inherent lag in implementing selling price adjustments and (iii) start-up costs (excluding depreciation) for the new REPREVE® Bottle Processing Center in Reidsville, North Carolina.  These items were partially offset by the increase in sales volumes described above.

Polyester Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 55.9% and 52.3%, respectively, for the current period, compared to 60.4% and 59.4%, respectively, for the prior period.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Three Months Ended
	December 25, 2016		December 27, 2015
		% of Net Sales		% of Net Sales	% Change
Net sales	$28,302	100.0	$35,767	100.0	(20.9)
Cost of sales	25,679	90.7	30,552	85.4	(15.9)
Gross profit	2,623	9.3	5,215	14.6	(49.7)
Depreciation expense	530	1.8	470	1.3	12.8
Segment Profit	$3,153	11.1	$5,685	15.9	(44.5)

The change in net sales for the Nylon Segment is as follows:

Net sales for the prior period	$35,767
Decrease in sales volumes	(7,122)
Decrease in average selling price and change in sales mix	(343)
Net sales for the current period	$28,302

The decrease in net sales for the Nylon Segment was attributable to (i) lower sales volumes as a result of soft domestic market conditions in which nylon socks, ladies hosiery and intimates have experienced declines and (ii) the transition of certain PVA programs from the Nylon Segment to the International Segment, to meet customer specific supply chain requirements. The shift of PVA sales also adversely impacted the average selling price and sales mix.

The change in Segment Profit for the Nylon Segment is as follows:

Segment Profit for the prior period	$5,685
Decrease in underlying margins	(1,400)
Decrease in sales volumes	(1,132)
Segment Profit for the current period	$3,153

The decrease in Segment Profit for the Nylon Segment was attributable to (i) the shift of higher-margin PVA sales to the International Segment and (ii) the impact of lower sales on production volumes, driving higher unit manufacturing costs due to lower capacity utilization.

Nylon Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 18.2% and 11.9%, respectively, for the current period, compared to 22.9% and 22.4%, respectively, for the prior period.

International Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Three Months Ended
	December 25, 2016		December 27, 2015
		% of Net Sales		% of Net Sales	% Change
Net sales	$38,868	100.0	$24,812	100.0	56.7
Cost of sales	29,419	75.7	20,431	82.3	44.0
Gross profit	9,449	24.3	4,381	17.7	115.7
Depreciation expense	228	0.6	192	0.8	18.8
Segment Profit	$9,677	24.9	$4,573	18.5	111.6

The change in net sales for the International Segment is as follows:

Net sales for the prior period	$24,812
Increase in sales volumes	13,356
Net favorable foreign currency translation effects (Brazilian Real and Chinese Renminbi)	2,034
Decrease in average selling price and change in sales mix	(1,334)
Net sales for the current period	$38,868

The increase in net sales for the International Segment was attributable to (i) higher sales volumes of manufactured product at our Brazilian subsidiary due to increased demand for synthetic yarns, particularly air-covered PVA products for use in applications such as stretch denim, (ii) higher sales volumes at our Chinese subsidiary, which benefited from growth of PVA sales and the transition of certain programs from the Nylon Segment, and (iii) favorable foreign currency translation due to the strengthening of the Brazilian Real (using a weighted average exchange rate of 3.29 Real/U.S. Dollar and 3.84 Real/U.S. Dollar for the current period and the prior period, respectively). These benefits were partially offset by a decrease in the average selling price in China due to a greater mix of lower-priced staple fiber sales to several yarn manufacturers for a PVA apparel program.

The change in Segment Profit for the International Segment is as follows:

Segment Profit for the prior period	$4,573
Increase in sales volumes	2,437
Improvements in underlying margins	2,375
Net favorable foreign currency translation effects (Brazilian Real and Chinese Renminbi)	292
Segment Profit for the current period	$9,677

The increase in Segment Profit for the International Segment was attributable to (i) increased sales volumes, as described in the net sales analysis above, (ii) improved margins in Brazil based on a greater mix of higher-margin manufactured products (including PVA products) versus resale products, driving increased cost efficiency, (iii) improved margins in Asia due to the growth of PVA programs in that region and (iv) net favorable foreign currency translation effects due to the strengthening of the Brazilian Real versus the U.S. Dollar.

International Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 25.1% and 36.5%, respectively, for the current period, compared to 15.9% and 18.0%, respectively, for the prior period.

Consolidated Selling, General and Administrative Expenses

The change in selling, general and administrative (“SG&A”) expenses is as follows:

SG&A expenses for the prior period	$12,419
Net increase for external service providers	769
Increase due to foreign currency translation	102
Decrease in supplemental retirement plan expenses	(116)
Other net decreases	(306)
SG&A expenses for the current period	$12,868

Total SG&A expenses were higher for the current period compared to the prior period, primarily as a result of (i) a net increase in fees paid to external service providers, including legal, audit, tax, consulting, marketing and branding services and (ii) an increase in foreign currency translation primarily due to the comparative strengthening of the Brazilian Real versus the U.S. Dollar. These increases were partially offset by (a) a decrease in supplemental retirement plan expenses, driven by comparatively weaker performance of the equity index benchmark and fewer active participants and (b) other net decreases, consisting primarily of employee-related costs.

Consolidated (Benefit) Provision for Bad Debts

The benefit to the current period reflects a decrease in the reserve against specifically identified customer balances in the International Segment.

Consolidated Interest Expense, Net

Interest expense, net increased $81 from the prior period, and reflected the following components:

	For the Three Months Ended
	December 25, 2016	December 27, 2015
Interest and fees on the ABL Facility	$806	$840
Other interest	259	205
Subtotal of interest on debt obligations	1,065	1,045
Other components of interest expense	(151)	(229)
Total interest expense	914	816
Interest income	(183)	(166)
Interest expense, net	$731	$650

Interest on debt obligations was insignificantly impacted by offsetting changes in the average debt balance (decreasing from $135,800 to $133,800) and the weighted average interest rate (increasing from 2.5% to 2.8%).

The change in other components of interest expense from the prior period is primarily attributable to a less favorable change in the mark-to-market adjustment for the interest rate swap.

Interest income in each period includes earnings recognized on cash equivalents held globally.

Loss on Sale of Business

On December 23, 2016, the Company, through a wholly owned foreign subsidiary, entered into an agreement to sell its 60% equity ownership interest in Renewables to the existing third-party joint venture partner for $500 in cash. In connection with the transaction, the Company recognized a loss on sale of business. Renewables generated an operating loss of less than $600 for the current period.

Consolidated Loss (Earnings) from Unconsolidated Affiliates

The components of loss (earnings) from unconsolidated affiliates are as follows:

	For the Three Months Ended
	December 25, 2016	December 27, 2015
Loss from PAL	$745	$381
Earnings from nylon joint ventures	(378)	(684)
Total equity in loss (earnings) of unconsolidated affiliates	$367	$(303)
As a percentage of consolidated income before income taxes	(5.8)%	3.7%

The Company’s 34% share of PAL’s earnings decreased in the current period versus the prior period, which was primarily attributable to lower volumes and operating margins, mostly as a result of a challenging domestic cotton market.  The earnings from the nylon joint ventures experienced a decrease primarily due to softness in the nylon market, consistent with the results of the Nylon Segment.

Consolidated Income Taxes

The change in consolidated income taxes is as follows:

	For the Three Months Ended
	December 25, 2016	December 27, 2015
Provision for income taxes	$1,924	$2,088
Effective tax rate	30.6%	25.2%

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

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for the current period was $4,591, or $0.25 per basic share, compared to $6,464, or $0.36 per basic share, for the prior period.  The decrease was primarily attributable to (i) a $1,662 loss on sale of business recorded for the sale of Renewables and (ii) lower earnings from both PAL and the nylon joint ventures, partially offset by (a) a slight improvement in gross profit and (b) the recognition of a benefit for bad debts.

Year-To-Date Period of Fiscal 2017 Compared to Year-To-Date Period of Fiscal 2016

Consolidated Overview

The components of Net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior six-month period amounts are presented in the table below.

	For the Six Months Ended
	December 25, 2016		December 27, 2015
		% of Net Sales		% of Net Sales	% Change
Net sales	$315,124	100.0	$318,501	100.0	(1.1)
Cost of sales	269,447	85.5	275,704	86.6	(2.3)
Gross profit	45,677	14.5	42,797	13.4	6.7
Selling, general and administrative expenses	24,278	7.7	23,249	7.3	4.4
(Benefit) provision for bad debts	(462)	(0.1)	1,172	0.3	(139.4)
Other operating expense, net	249	0.1	60	—	315.0
Operating income	21,612	6.8	18,316	5.8	18.0
Interest expense, net	1,277	0.4	1,471	0.5	(13.2)
Loss on sale of business	1,662	0.5	—	—	nm
Equity in earnings of unconsolidated affiliates	(473)	(0.2)	(3,163)	(1.0)	(85.0)
Income before income taxes	19,146	6.1	20,008	6.3	(4.3)
Provision for income taxes	5,650	1.8	6,028	1.9	(6.3)
Net income including non-controlling interest	13,496	4.3	13,980	4.4	(3.5)
Less: net loss attributable to non-controlling interest	(498)	(0.1)	(509)	(0.1)	(2.2)
Net income attributable to Unifi, Inc.	$13,994	4.4	$14,489	4.5	(3.4)

nm – Not meaningful

Consolidated Net Sales

Consolidated net sales for the current six-month period decreased by $3,377, or 1.1%, as compared to the prior six-month period, primarily due to soft domestic market conditions, unfavorable changes in sales mix and the impact of lower raw material costs (of approximately 10% for virgin polyester raw materials), partially offset by strong PVA sales from our international operations.

Consolidated sales volumes increased 12%, attributable to continued growth in sales of PVA products in the International Segment and increased sales of POY and Chip from the Polyester Segment. In Brazil, the Company capitalized on expansion in the synthetic yarn market coupled with a favorable import tariff environment for domestically produced yarn, as well as market share gain due to the shutdown of a competitor.  In Asia, the business has grown as global brands and retail partners continue to utilize the Company’s global model, providing consistent PVA products to support customers’ global supply chains. The increase in International Segment sales volumes was partially offset by softness in certain sectors of the domestic retail market adversely impacting the Polyester and Nylon Segments. Fiscal 2016’s warm winter, weak retail selling season and associated inventory accumulation caused domestic brands and retailers to be cautious with orders during the first half of fiscal 2017, especially in the apparel industry. As a result, sales volumes for the domestic operations declined versus the prior six-month period.

Consolidated sales pricing decreased 13.0%, attributable to (i) a change in the sales mix in the Polyester and Nylon Segments, including the transition of certain programs to the International Segment (where the transitioned products carry a lower average selling price), (ii) mix impact within the Polyester Segment due to a higher proportion of polyester Chip and POY product sales that carry a lower selling price, (iii) mix impact of relative volume weakness for nylon products that typically carry a higher selling price and (iv) lower pricing in the Polyester Segment driven by lower raw material costs.  The decrease in consolidated sales pricing was partially offset by a benefit from net favorable foreign currency translation compared to the prior year of approximately $3,300, primarily associated with the increased value of the Brazilian Real.

Consolidated Gross Profit

Gross profit for the current six-month period increased by $2,880, or 6.7%, as compared to the prior six-month period, primarily due to (i) the increase in PVA product sales volumes in the International Segment, (ii) an improvement in per-unit costs for our subsidiary in Brazil due to increased volumes for its manufactured products and (iii) net favorable foreign currency translation.  These benefits were partially offset as gross profit for the Polyester and Nylon Segments decreased due to lower sales volumes and start-up costs associated with the new REPREVE® Bottle Processing Center in Reidsville, North Carolina.

Further details regarding the changes in net sales and gross profit, by reportable segment, follow.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior six-month period amounts for the Polyester Segment are as follows:

	For the Six Months Ended
	December 25, 2016		December 27, 2015
		% of Net Sales		% of Net Sales	% Change
Net sales	$171,356	100.0	$189,020	100.0	(9.3)
Cost of sales	152,435	89.0	167,110	88.4	(8.8)
Gross profit	18,921	11.0	21,910	11.6	(13.6)
Depreciation expense	6,492	3.8	5,632	3.0	15.3
Segment Profit	$25,413	14.8	$27,542	14.6	(7.7)

The change in net sales for the Polyester Segment is as follows:

Net sales for the prior six-month period	$189,020
Decrease in average selling price	(15,478)
Decrease in sales volumes	(2,186)
Net sales for the current six-month period	$171,356

The decrease in net sales for the Polyester Segment was attributable to lower sales prices as a result of (i) lower raw material costs (approximately 10% for virgin polyester raw materials) and (ii) an unfavorable change in sales mix due to lower sales volumes of higher-priced textured, dyed and beamed yarns and higher sales volumes of lower-priced POY and Chip. Decreased sales volumes were primarily attributable to softness in certain sectors of the domestic retail market, characterized by excess inventory in the supply chain due to (a) fiscal 2016’s warm winter and (b) a shift in inventory holding patterns from retailers to brands.

The change in Segment Profit for the Polyester Segment is as follows:

Segment Profit for the prior six-month period	$27,542
Net decrease in underlying margins	(1,318)
Start-up costs for bottle processing facility	(493)
Decrease in sales volumes	(318)
Segment Profit for the current six-month period	$25,413

The decrease in Segment Profit for the Polyester Segment was attributable to (i) higher unit manufacturing costs due to decreased production activity in addition to higher start-up costs (excluding depreciation) for the new REPREVE® Bottle Processing Center in Reidsville, North Carolina and (ii) the impact of an unfavorable change in sales mix and lower sales volumes, as described in the net sales analysis above.

Polyester Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 54.4% and 46.9%, respectively, for the current six-month period, compared to 59.4% and 55.0%, respectively, for the prior six-month period.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior six-month period amounts for the Nylon Segment are as follows:

	For the Six Months Ended
	December 25, 2016		December 27, 2015
		% of Net Sales		% of Net Sales	% Change
Net sales	$56,797	100.0	$72,405	100.0	(21.6)
Cost of sales	51,037	89.9	61,317	84.7	(16.8)
Gross profit	5,760	10.1	11,088	15.3	(48.1)
Depreciation expense	1,040	1.9	948	1.3	9.7
Segment Profit	$6,800	12.0	$12,036	16.6	(43.5)

The change in net sales for the Nylon Segment is as follows:

Net sales for the prior six-month period	$72,405
Decrease in sales volumes	(14,107)
Decrease in average selling price and change in sales mix	(1,501)
Net sales for the current six-month period	$56,797

The decrease in net sales for the Nylon Segment was attributable to (i) lower sales volumes as a result of soft domestic market conditions in which nylon socks, ladies hosiery and intimates have experienced declines and (ii) the transition of certain PVA programs from the Nylon Segment to the International Segment, to meet customer specific supply chain requirements. The shift of PVA sales also adversely impacted the average selling price and sales mix.

The change in Segment Profit for the Nylon Segment is as follows:

Segment Profit for the prior six-month period	$12,036
Decrease in underlying margins	(2,891)
Decrease in sales volumes	(2,345)
Segment Profit for the current six-month period	$6,800

The decrease in Segment Profit for the Nylon Segment was attributable to (i) the shift of higher-margin PVA sales to the International Segment and (ii) the impact of lower sales on production volumes, driving higher unit manufacturing costs due to lower capacity utilization.

Nylon Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 18.0% and 12.6%, respectively, for the current six-month period, compared to 22.7% and 24.0%, respectively, for the prior six-month period.

International Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior six-month period amounts for the International Segment are as follows:

	For the Six Months Ended
	December 25, 2016		December 27, 2015
		% of Net Sales		% of Net Sales	% Change
Net sales	$84,212	100.0	$54,183	100.0	55.4
Cost of sales	62,493	74.2	44,211	81.6	41.4
Gross profit	21,719	25.8	9,972	18.4	117.8
Depreciation expense	474	0.6	413	0.8	14.8
Segment Profit	$22,193	26.4	$10,385	19.2	113.7

The change in net sales for the International Segment is as follows:

Net sales for the prior six-month period	$54,183
Increase in sales volumes	29,809
Net favorable foreign currency translation effects (Brazilian Real and Chinese Renminbi)	3,250
Decrease in average selling price and change in sales mix	(3,030)
Net sales for the current six-month period	$84,212

The increase in net sales for the International Segment was attributable to (i) higher sales volumes of manufactured product at our Brazilian subsidiary due to increased demand for synthetic yarns, particularly air-covered PVA products for use in applications such as stretch denim, (ii) higher sales volumes at our Chinese subsidiary, which benefited from growth of PVA sales and the transition of certain programs from the Nylon Segment, and (iii) favorable foreign currency translation due to the comparative strengthening of the Brazilian Real (using a weighted average exchange rate of 3.27 Real/U.S. Dollar and 3.67 Real/U.S. Dollar for the current six-month period and the prior six-month period, respectively). These benefits were partially offset by a decrease in the average selling price in China due to a greater mix of lower-priced staple fiber sales to several yarn manufacturers for a PVA apparel program.

The change in Segment Profit for the International Segment is as follows:

Segment Profit for the prior six-month period	$10,385
Increase in sales volumes	5,671
Improvements in underlying margins	5,648
Net favorable foreign currency translation effects (Brazilian Real and Chinese Renminbi)	489
Segment Profit for the current six-month period	$22,193

The increase in Segment Profit for the International Segment was attributable to (i) increased sales volumes, as described in the net sales analysis above, (ii) improved margins in Brazil based on a greater mix of higher-margin manufactured products (including PVA products) versus resale products and improved cost efficiency associated with production volumes, (iii) improved margins in Asia due to the growth of PVA programs in that region, and (iv) net favorable foreign currency translation effects due to the strengthening of the Brazilian Real versus the U.S. Dollar.

International Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 26.7% and 41.0%, respectively, for the current six-month period, compared to 17.0% and 20.7%, respectively, for the prior six-month period.

Consolidated Selling, General and Administrative Expenses

The change in SG&A expenses is as follows:

SG&A expenses for the prior six-month period	$23,249
Increase in supplemental retirement plan expenses	390
Net increase for external service providers	433
Increase in incentive compensation expenses	253
Increase due to foreign currency translation	154
Other net decreases	(201)
SG&A expenses for the current six-month period	$24,278

Total SG&A expenses were higher for the current six-month period compared to the prior six-month period, primarily as a result of (i) an increase in supplemental retirement plan expenses driven by comparatively stronger performance of the equity index benchmark, (ii) a net increase in fees paid to external service providers, including legal, audit, tax, consulting, marketing and branding services, (iii) an increase in incentive compensation expenses for members of certain of the Company’s foreign subsidiaries due to comparatively stronger operating performance and (iv) an increase in foreign currency translation primarily due to the comparative strengthening of the Brazilian Real versus the U.S. Dollar, partially offset by other net decreases, consisting primarily of employee-related costs.

Consolidated (Benefit) Provision for Bad Debts

The benefit to the current six-month period reflects a decrease in the reserve against specifically identified customer balances in the Polyester and International Segments.

Consolidated Interest Expense, Net

Interest expense, net decreased $194 from the prior six-month period, and reflected the following components:

	For the Six Months Ended
	December 25, 2016	December 27, 2015
Interest and fees on the ABL Facility	$1,454	$1,453
Other interest	514	417
Subtotal of interest on debt obligations	1,968	1,870
Other components of interest expense	(362)	(70)
Total interest expense	1,606	1,800
Interest income	(329)	(329)
Interest expense, net	$1,277	$1,471

Interest on debt obligations increased in the current six-month period compared to the prior six-month period in connection with an increase in the weighted average interest rate from 2.5% to 2.8%. The increase in the average debt balance from $128,600 to $130,300 is insignificant.

The change in other components of interest expense from the prior six-month period is primarily attributable to (i) an increase in capitalized interest, driven by a comparatively longer construction period for capital projects, and (ii) a more favorable change in the mark-to-market adjustment for the interest rate swap.

Interest income in each period includes earnings recognized on cash equivalents held globally.

Loss on Sale of Business

On December 23, 2016, the Company, through a wholly owned foreign subsidiary, entered into an agreement to sell its 60% equity ownership interest in Renewables to the existing third-party joint venture partner for $500 in cash. In connection with the transaction, the Company recognized a loss on sale of business. Renewables generated an operating loss of less than $1,200 for the current six-month period.

Consolidated Earnings from Unconsolidated Affiliates

The components of earnings from unconsolidated affiliates are as follows:

	For the Six Months Ended
	December 25, 2016	December 27, 2015
Loss (earnings) from PAL	$431	$(1,584)
Earnings from nylon joint ventures	(904)	(1,579)
Total equity in earnings of unconsolidated affiliates	$(473)	$(3,163)
As a percentage of consolidated income before income taxes	2.5%	15.8%

The Company’s 34% share of PAL’s earnings decreased in the current six-month period versus the prior six-month period, which was primarily attributable to (i) lower volumes and operating margins, mostly as a result of a challenging domestic cotton market and (ii) higher depreciation expenses in connection with recent capital investments.  The earnings from the nylon joint ventures experienced a decrease primarily due to softness in the nylon market, consistent with the results of the Nylon Segment.

Consolidated Income Taxes

The change in consolidated income taxes is as follows:

	For the Six Months Ended
	December 25, 2016	December 27, 2015
Provision for income taxes	$5,650	$6,028
Effective tax rate	29.5%	30.1%

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

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for the current six-month period was $13,994, or $0.78 per basic share, compared to $14,489, or $0.81 per basic share, for the prior six-month period.  The decrease was primarily attributable to (i) a $1,662 loss on sale of business recorded for the sale of Renewables, (ii) lower earnings from both PAL and the nylon joint ventures and (iii) an increase in SG&A expenses, partially offset by (a) improved gross profit, (b) the recognition of a benefit for bad debts and (c) a lower effective tax rate.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures, debt service and stock repurchases.  The Company’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver, as described below.  For the current period, cash generated from operations was $17,296, and at December 25, 2016, excess availability under the ABL Revolver was $66,781.

As of December 25, 2016, all of the Company’s $135,211 of debt obligations was guaranteed by certain of its domestic operating subsidiaries, while nearly all of the Company’s cash and cash equivalents was held by its foreign subsidiaries. Cash and cash equivalents held by such other subsidiaries may not be presently available to fund the Company’s domestic capital requirements, including its domestic debt obligations. The Company employs a variety of tax planning and financing strategies to ensure that its worldwide cash is available in the locations where it is needed. The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital and total debt obligations as of December 25, 2016:

	United States	Brazil	Others	Total
Cash and cash equivalents	$16	$4,589	$23,885	$28,490
Borrowings available under financing arrangements (1)	66,781	—	—	66,781
Liquidity	$66,797	$4,589	$23,885	$95,271

Working capital	$87,048	$36,646	$40,431	$164,125
Total debt obligations	$135,211	$—	$—	$135,211

(1)

Excludes consideration for amounts available under a construction financing arrangement as such borrowings are specific to a capital project. For additional information, see “―Construction Financing” within “Debt Obligations” below.

Debt Obligations

ABL Facility

On March 26, 2015, the Company and its subsidiary, Unifi Manufacturing, Inc., entered into an Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”) for a $200,000 senior secured credit facility (the “ABL Facility”) with a syndicate of lenders.  The ABL Facility consists of a $100,000 revolving credit facility (the “ABL Revolver”) and a term loan that can be reset up to a maximum amount of $100,000, once per fiscal year, if certain conditions are met (the “ABL Term Loan”). Such a principal increase occurred in November 2016. The ABL Facility has a maturity date of March 26, 2020.

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

If excess availability under the ABL Revolver falls below the Trigger Level (as defined in the Amended Credit Agreement), a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective. The Trigger Level as of December 25, 2016 was $25,000.

As of December 25, 2016, the Company was in compliance with all financial covenants and the excess availability under the ABL Revolver was $66,781.  At December 25, 2016, the fixed charge coverage ratio was 1.30 to 1.0 and the Company had $200 of standby letters of credit, none of which have been drawn upon.

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

Renewables

In September 2015, Renewables entered into a secured debt financing arrangement, having a borrowing capacity of $4,000, and subsequently borrowed $4,000 against such arrangement in October 2015. In connection with the agreement to sell the Company’s 60% equity ownership interest in Renewables, the Company deconsolidated the corresponding assets and liabilities.

Summary of Debt Obligations

The following table presents the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	December 25, 2016	December 25, 2016	June 26, 2016
ABL Revolver	March 2020	2.9%	$9,800	$6,200
ABL Term Loan	March 2020	2.4% (1)	100,000	90,250
Capital lease obligations	(2)	(3)	13,643	15,798
Construction financing	(4)	(4)	11,768	6,629
Renewables’ term loan	—	—	—	4,000
Renewables’ promissory note	—	—	—	135
Total debt			135,211	123,012
Current portion of capital lease obligations			(4,153)	(4,261)
Current portion of other long-term debt			(10,000)	(9,525)
Unamortized debt issuance costs			(1,215)	(1,421)
Total long-term debt			$119,843	$107,805

(1)     The weighted average interest rate as of December 25, 2016 for the ABL Term Loan includes the effects of the interest rate swap with a notional balance of $50,000.

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal 2017 and the fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2017	2018	2019	2020	2021	Thereafter
ABL Revolver	$—	$—	$—	$9,800	$—	$—
ABL Term Loan	5,000	10,000	10,000	75,000	—	—
Capital lease obligations	2,106	4,128	4,058	2,542	171	638
Total (1)	$7,106	$14,128	$14,058	$87,342	$171	$638

(1)	Total excludes $11,768 for the construction financing described above.

Further discussion of the terms and conditions of the Amended Credit Agreement and the Company’s existing indebtedness is included in Note 10, “Long-Term Debt.”

Working Capital

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	December 25, 2016	June 26, 2016
Cash and cash equivalents	$28,490	$16,646
Receivables, net	76,854	83,422
Inventories	109,772	103,532
Other current assets	16,574	8,292
Accounts payable	(38,820)	(41,593)
Accrued expenses	(11,876)	(18,474)
Other current liabilities	(16,869)	(15,241)
Working capital	164,125	136,584

Less: Cash and cash equivalents	(28,490)	(16,646)
Less: Other current assets	(16,574)	(8,292)
Less: Other current liabilities	16,869	15,241
Adjusted working capital	$135,930	$126,887

The increase in cash and cash equivalents reflects the strong performance of the Company’s international subsidiaries. The decrease in receivables, net reflects comparatively lower sales for the Company’s domestic operations. The increase in inventories is attributable to higher inventory units during the start-up phase of the new REPREVE® Bottle Processing Center in Reidsville, North Carolina and sales growth from international operations. The increase in other current assets is primarily attributable to an increase in income taxes receivable primarily due to the favorable depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015. The decrease in accounts payable reflects the timing of vendor payments and a lower December 25, 2016 balance due to seasonal shutdowns for the Company and its customers. The decrease in accrued expenses is primarily attributable to the payment of amounts due for variable compensation earned in fiscal 2016. The change in other current liabilities reflects higher taxes payable for increased foreign earnings. Both working capital and Adjusted Working Capital are within the ranges anticipated by management.

Capital Projects

During the current six-month period, the Company invested approximately $25,000 in capital projects. The most significant investments, in addition to maintenance, include: (i) the expansion of the REPREVE® Recycling Center in Yadkinville, North Carolina to accommodate a fourth production line, (ii) the construction of assets for production of specialized fibers in partnership with Eastman Chemical Company and (iii) the completion of the new REPREVE® Bottle Processing Center in Reidsville, North Carolina, all within the Polyester Segment. The REPREVE® Recycling Center expansion is intended to increase the Company’s capacity to produce recycled products for existing operations and potential markets. Both REPREVE® projects are centered around supporting the growing focus on recycling and sustainability, especially with the REPREVE® brand and its expanding portfolio.

Through the remainder of fiscal 2017, the Company expects to invest approximately an additional $15,000 in capital projects (for an anticipated total of $40,000 for the fiscal year), which includes (i) completing the fourth REPREVE® Recycling Center production line, (ii) additional machinery modifications to meet the ever-changing demands of the market and (iii) investments in Asia to support growth as prominent brand and retail partners continue to respond well to the Company’s strategy to provide PVA products globally. These investments will be spread across the Polyester and International Segments.

The Company will seek to ensure maintenance capital expenditures are sufficient to allow continued production at high efficiencies. As the new REPREVE® Bottle Processing Center reaches full production, the Company’s goal is to continue support for REPREVE® by securing a stream of high-quality raw materials (in the form of plastic bottle flake). This, combined with technology advancements in recycling that will be incorporated into the fiscal 2017 recycling expansion, will enhance the Company’s ability to grow REPREVE® into other markets such as nonwovens, carpet fiber and packaging.

The total amount ultimately invested for fiscal 2017 could be more or less depending on the timing and scale of contemplated initiatives and is expected to be funded by a combination of cash from operations, borrowings under the ABL Revolver, new capital lease obligations and a construction financing arrangement.  The Company expects recent capital projects undertaken to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

As a result of the continued focus on REPREVE® and other PVA yarns as part of a mix enrichment strategy, the Company may incur additional expenditures for capital projects, beyond the currently estimated amount, as it pursues new, currently unanticipated opportunities in order to expand manufacturing capabilities for these products, for other strategic growth initiatives or to further streamline the manufacturing process, in which case the Company may be required to increase the amount of working capital and long-term borrowings. If the strategy is successful, the Company would expect higher gross profit as a result of the combination of potentially higher sales volumes and an improved mix from higher-margin yarns.

Stock Repurchase Program

The Company made no repurchases of its shares of common stock during the current period. As of December 25, 2016, the Company had repurchased a total of 3,147 shares, at an average price of $23.01 (for a total of $72,438, inclusive of commission costs), since January 2013, pursuant to its two Board-approved stock repurchase programs. As of December 25, 2016, approximately $27,600 remained available for repurchases under the current Board-approved stock repurchase program.

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

Cash Provided by Operating Activities

Net cash provided by operating activities increased from $15,392 for the prior six-month period to $17,296 for the current six-month period. The significant components of cash provided by operating activities are summarized below.

	For the Six Months Ended
	December 25, 2016	December 27, 2015
Net income including non-controlling interest	$13,496	$13,980
Loss on sale of business	1,662	—
Equity in earnings of unconsolidated affiliates	(473)	(3,163)
Subtotal (1)	14,685	10,817

Distributions received from unconsolidated affiliates	1,500	2,947
Deferred income taxes	5,335	5,266
Other changes	(4,224)	(3,638)
Net cash provided by operating activities	$17,296	$15,392

(1)	Subtotal eliminates fluctuations caused by changes in equity in earnings of unconsolidated affiliates and loss on sale of business. This calculation is not intended to represent a GAAP measure.

The increase in net cash provided by operating activities is primarily due to higher income attributable to the Company of $14,685 in the current six-month period versus $10,817 in the prior six-month period (as indicated in the Subtotal above), partially offset by lower distributions received from unconsolidated affiliates. Higher net income is primarily attributable to increased gross profit of $2,880, as discussed above. Deferred income taxes in both periods are primarily due to the favorable depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015, which was enacted in December 2015. Lastly, as PAL’s performance is comparatively weaker, routine tax distributions received by the Company have declined accordingly.

Cash Used in Investing Activities and Cash Provided by Financing Activities

The Company utilized $19,523 (net) for investing activities and received $14,420 (net) from financing activities during the current six-month period.

Significant investing activities include $19,343 for capital expenditures, which primarily relate to the addition of machinery, equipment and infrastructure, especially for REPREVE®, and most notably for the Company’s new REPREVE® Bottle Processing Center in Reidsville, North Carolina, as described above under the heading “—Capital Projects.”

Significant financing activities include $13,350 for net borrowings against the ABL Facility. These borrowings helped fund the investing activities described above.

Contractual Obligations

The Company has incurred various financial obligations and commitments in the normal course of its operating and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements.

Changes to the Company’s obligations via various debt and financing arrangements during the current period have been outlined in Note 10, “Long-Term Debt” and Note 19, “Commitments and Contingencies,” with supplemental discussions above in this Item 2.

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

Interest Rate Risk

The Company is exposed to interest rate risk through its borrowing activities. As of December 25, 2016, the Company had borrowings under its ABL Revolver and ABL Term Loan that totaled $109,800 and contained variable rates of interest; however, the Company hedges a portion of such interest rate variability using an interest rate swap.  After considering the variable rate debt obligations that have been hedged and the Company’s outstanding debt obligations with fixed rates of interest, the Company’s sensitivity analysis shows that a 50-basis point increase in LIBOR as of December 25, 2016 would result in an increase of $299 in annual interest expense.

Foreign Currency Exchange Rate Risk

The Company conducts its business in various foreign countries and in various foreign currencies. Each of the Company’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose the Company to foreign currency exchange rate risk.  The Company may enter into foreign currency forward contracts to hedge this exposure. The Company may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of December 25, 2016, the Company had no material outstanding foreign forward currency contracts.

A significant portion of raw materials purchased by the Company’s Brazilian subsidiary is denominated in U.S. Dollars, requiring the Company to regularly exchange Brazilian Real. During recent fiscal years, and most notably in fiscal 2015, the Company was negatively impacted by a devaluation of the Brazilian Real. However, in recent quarters, the Brazilian Real has been stable in relation to the U.S. Dollar.  Predicting fluctuations in the Brazilian Real is impracticable.

As of December 25, 2016, the Company’s subsidiaries outside the United States, whose functional currency is other than the U.S. Dollar, held approximately 14% of the Company’s consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of December 25, 2016, $25,259, or 89%, of the Company’s cash and cash equivalents were held outside the United States, of which approximately $18,009 were held in U.S. Dollar equivalents.

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

Other Risks

The Company is also exposed to political risk, including changing laws and regulations governing international trade, such as quotas, tariffs and tax laws. While recently proposed changes to the U.S. tax code may impact the Company, the degree of impact from any potentially enacted legislation cannot be predicted.

Item 4.	Controls and Procedures.

As of December 25, 2016, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 25, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A. Risk Factors” in the 2016 Form 10-K.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

3.2	Amended and Restated By-laws of Unifi, Inc., as of October 26, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

10.1*	Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following financial information (unaudited) from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2016, filed on February 2, 2017, formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: February 2, 2017	By:	/s/ SEAN D. GOODMAN
Sean D. Goodman
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

3.2	Amended and Restated By-laws of Unifi, Inc., as of October 26, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

10.1*	Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following financial information (unaudited) from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2016, filed on February 2, 2017, formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.