Form 10-K/A
period 2016-06-26
UNIFI INC
filed 2017-03-29
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

EXPLANATORY NOTE

Unifi, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend Item 15 of its Annual Report on Form 10-K for the fiscal year ended June 26, 2016 (the “Original 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on August 26, 2016, to include the financial statements and related notes of Parkdale America, LLC (“PAL”), an unconsolidated joint venture in which the Company holds a 34% equity ownership interest.  The Company accounts for its interest in PAL using the equity method of accounting.

Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed.  PAL met the significant subsidiary test described above for the Company’s fiscal years ended June 26, 2016, June 28, 2015 and June 29, 2014.  The Company’s significance test is calculated as of the end of its fiscal year and for its fiscal year.

Item 15 of the Original 10-K is being amended by this Amendment to (i) include the required audited financial statements for PAL’s fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, (ii) include reference to the PAL financial statements and the related reports of PAL’s independent accountants and independent auditors, (iii) file the consents of the independent accountants and independent auditors related to their opinions contained in this report and (iv) include certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  In accordance with Rule 12b-15 of the Exchange Act, the text of the amended Item 15 is set forth in its entirety in the pages attached hereto.  In addition, this Amendment includes an updated exhibit index in respect thereof.

This Amendment does not otherwise update or amend any other items or disclosures as originally filed and does not otherwise reflect events occurring after the filing date of the Original 10-K.  Accordingly, this Amendment should be read in conjunction with the Original 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original 10-K on August 26, 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this report.

2. Financial Statement Schedules

Financial Statements of Parkdale America, LLC (“PAL”) as of December 31, 2016 and January 2, 2016 and for PAL’s fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015.

PAL is an unconsolidated joint venture in which the Company holds a 34% equity ownership interest and met the significant subsidiary test for the Company’s fiscal years ended June 26, 2016, June 28, 2015 and June 29, 2014. Accordingly, pursuant to Rule 3-09(b)(2) of Regulation S-X under the Exchange Act, the Company is filing the required financial statements and related notes of PAL via this Amendment.

PAL’s fiscal year end is the Saturday nearest to December 31, and is therefore consistently more than 90 days after the Company’s corresponding fiscal year end, which is the last Sunday in June. PAL’s most recent fiscal year, 2016, ended on December 31, 2016 and PAL’s prior fiscal year, 2015, ended on January 2, 2016.

Pursuant to Rule 3-09(b)(2) of Regulation S-X under the Exchange Act, the Company filed the required fiscal year 2015 financial statements and related notes of PAL on March 31, 2016 via an amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2015.

PricewaterhouseCoopers LLP (“PwC”) issued audit reports for PAL’s fiscal years 2016 and 2014 while BDO USA, LLP (“BDO”) issued an audit report for PAL’s fiscal year 2015.

Due to the significance of PAL to the consolidated financial statements of the Company, PAL’s auditor is required to be independent of the Company in accordance with the auditor independence standards of Regulation S-X.

Subsequent to the Company’s fiscal 2015 year end, but prior to the filing of the corresponding Annual Report on Form 10-K, PwC informed the Company that PwC had performed certain non-audit services, as engaged by the Company, that were not in accordance with the auditor independence standards of Regulation S-X. The non-audit services performed by PwC for the Company were related to internal audit associate-level staff secondments. Total fees paid by the Company to

PwC for these non-audit services were approximately $151,000 and $108,000 for the Company’s fiscal years 2015 and 2014, respectively.

The Audit Committee of the Company’s Board of Directors and PwC separately considered the impact that these non-audit services may have had on PwC’s independence with respect to PAL. Both the Company’s Audit Committee and PwC concluded that the services performed did not affect PwC’s ability to be objective and impartial in the conduct of its audit of the January 3, 2015 PAL financial statements. In making this determination, both the Company’s Audit Committee and PwC considered, among other things, that at all times the Company retained all decision making over the scope of work and the conclusions formed, the insignificant amount of fees involved, the nature of the services provided and that the services were not the subject of, or related to, PwC’s audits of PAL’s financial statements.

As a result of the independence violations discussed above, BDO served as PAL’s independent auditor for PAL’s fiscal year 2015. Changes were implemented to the structure of these non-audit engagements performed on behalf of the Company such that, for PAL’s fiscal year 2016, PwC was independent of the Company in accordance with the auditor independence standards of Regulation S-X.

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

Exhibit Number	Description
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

Exhibit Number	Description
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

10.20*†	Letter Agreement between Unifi, Inc. and Sean D. Goodman dated October 22, 2015.

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

21.1†	List of Subsidiaries.

23.1†	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2+	Consent of PricewaterhouseCoopers LLP, Independent Accountants to Parkdale America, LLC.

23.3+	Consent of BDO USA, LLP, Independent Auditors to Parkdale America, LLC.

31.1†	Principal executive officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Principal financial officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3+	Principal executive officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4+	Principal financial officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Principal executive officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Principal financial officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3++	Principal executive officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.4++	Principal financial officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†

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

+	Filed herewith.
++	Furnished herewith.
†	Previously filed or furnished, as applicable, with the Original 10-K on August 26, 2016.
*	Indicates a management contract or compensatory plan or arrangement.
^

The Company has long-term debt but has not filed the instruments evidencing such debt as part of Exhibit 4, as none of such instruments authorizes the issuance of debt exceeding 10% of the total consolidated assets of the Company.  The Company agrees to furnish a copy of each such agreement to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFI, INC. (Registrant)

Date:	March 29, 2017	By:	/s/ SEAN D. GOODMAN
Sean D. Goodman
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

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

10.20*†	Letter Agreement between Unifi, Inc. and Sean D. Goodman dated October 22, 2015.

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

21.1†	List of Subsidiaries.

23.1†	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2+	Consent of PricewaterhouseCoopers LLP, Independent Accountants to Parkdale America, LLC.

23.3+	Consent of BDO USA, LLP, Independent Auditors to Parkdale America, LLC.

31.1†	Principal executive officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Principal financial officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3+	Principal executive officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4+	Principal financial officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Principal executive officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Principal financial officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3++	Principal executive officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4++	Principal financial officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†

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

+	Filed herewith.
++	Furnished herewith.
†	Previously filed or furnished, as applicable, with the Original 10-K on August 26, 2016.
*	Indicates a management contract or compensatory plan or arrangement.
^

The Company has long-term debt but has not filed the instruments evidencing such debt as part of Exhibit 4, as none of such instruments authorizes the issuance of debt exceeding 10% of the total consolidated assets of the Company.  The Company agrees to furnish a copy of each such agreement to the SEC upon request.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Financial Statements

As of December 31, 2016 and January 2, 2016 and for the three years ended December 31, 2016

Parkdale America, LLC and Subsidiaries

Index

Page(s)
Reports of Independent Auditors	3 - 6
Consolidated Financial Statements
Balance Sheets	7
Statements of Operations	8
Statements of Comprehensive Income	9
Statements of Members’ Equity	10
Statements of Cash Flows	11 - 12
Notes to Financial Statements	13 - 22

Report of Independent Auditors

To the Board of Members of
Parkdale America, LLC

We have audited the accompanying consolidated financial statements of Parkdale America, LLC and its subsidiaries, which comprise the consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations, comprehensive income, members’ equity and cash flows for the fiscal years ended December 31, 2016 and January 3, 2015.

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

Opinion

In our opinion, the consolidated financial statements, referred to above present fairly, in all material respects, the financial position of Parkdale America, LLC and its subsidiaries as of December 31, 2016 and the results of their operations and their cash flows for the fiscal years ended December 31, 2016 and January 3, 2015 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 28, 2017

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

/s/ BDO USA, LLP

Charlotte, North Carolina

March 30, 2016

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Balance Sheets

December 31, 2016 and January 2, 2016

	December 31,	January 2,
	2016	2016

Assets
Current assets
Cash and cash equivalents	$ 26,362,000	$ 8,946,000
Trade accounts receivable (less allowance of
$2,737,000 and $3,811,000 in 2016 and 2015,
respectively)	87,574,000	94,364,000
Other receivables	1,624,000	2,351,000
Due from affiliates	159,000	6,000
Inventories, net	120,438,000	109,514,000
Prepaid expenses and other assets	2,260,000	2,756,000
Due from broker	517,000	1,425,000
Derivative assets	2,011,000	863,000
Total current assets	240,945,000	220,225,000
Property, plant and equipment, net	188,953,000	208,775,000
Deferred financing costs, net	278,000	465,000
Other noncurrent assets	844,000	1,432,000
Total assets	$ 431,020,000	$ 430,897,000

Liabilities and Members' Equity
Current liabilities
Trade accounts payable	$ 27,220,000	$ 27,771,000
Accrued expenses	9,861,000	11,161,000
Due to affiliates	4,141,000	4,342,000
Derivative liabilities	1,540,000	936,000
Total current liabilities	42,762,000	44,210,000
Other long-term liabilities	2,889,000	3,013,000
Notes payable to affiliate	-	5,000,000
Deferred revenue	323,000	355,000
Total liabilities	45,974,000	52,578,000
Commitments and contingencies (Note 13)
Members' equity	385,046,000	378,319,000
Total liabilities and members' equity	$ 431,020,000	$ 430,897,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Operations

Years Ended December 31, 2016 and January 2, 2016 and January 3, 2015

	2016	2015	2014

Net sales	$ 776,208,000	$ 837,311,000	$ 831,578,000
Cost of goods sold	748,824,000	793,652,000	778,676,000
Gross profit	27,384,000	43,659,000	52,902,000
General and administrative expenses	16,376,000	17,601,000	17,503,000
Gain on disposals of property, plant
and equipment	(138,000)	(938,000)	(813,000)
Income from operations	11,146,000	26,996,000	36,212,000
Interest expense	283,000	478,000	295,000
Interest income	(342,000)	(205,000)	(203,000)
Earnings from investment in joint venture	-	-	(744,000)
(Gain) loss on foreign exchange contracts	-	(35,000)	1,024,000
Gain on acquisitions	-	(9,382,000)	(4,430,000)
Foreign exchange gain, net	(1,239,000)	(1,160,000)	(1,009,000)
Other income, net	(29,000)	(396,000)	(204,000)
Income before provision for income taxes	12,473,000	37,696,000	41,483,000
Provision for income taxes	1,026,000	648,000	278,000
Net income	$ 11,447,000	$ 37,048,000	$ 41,205,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2016 and January 2, 2016 and January 3, 2015

	2016	2015	2014

Net income	$11,447,000	$37,048,000	$41,205,000
Other comprehensive loss:
Foreign currency translation	(2,413,000)	(2,407,000)	(1,798,000)
Other comprehensive loss	(2,413,000)	(2,407,000)	(1,798,000)
Comprehensive income	$ 9,034,000	$34,641,000	$39,407,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Members’ Equity

Years Ended December 31, 2016 and January 2, 2016 and January 3, 2015

	Accumulated
	Other		Total
	Comprehensive	Members'	Members'
	Income (Loss)	Equity	Equity

Balance at December 28, 2013	$ -	$340,065,000	$340,065,000
Net income	-	41,205,000	41,205,000
Foreign currency translation	(1,798,000)	-	(1,798,000)
Dividends paid	-	(25,748,000)	(25,748,000)
Balance at January 3, 2015	(1,798,000)	355,522,000	353,724,000
Net income	-	37,048,000	37,048,000
Foreign currency translation	(2,407,000)	-	(2,407,000)
Dividends paid	-	(10,046,000)	(10,046,000)
Balance at January 2, 2016	(4,205,000)	382,524,000	378,319,000
Net income	-	11,447,000	11,447,000
Foreign currency translation	(2,413,000)	-	(2,413,000)
Dividends paid	-	(2,307,000)	(2,307,000)
Balance at December 31, 2016	$ (6,618,000)	$391,664,000	$385,046,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Cash Flows

Years Ended December 31, 2016 and January 2, 2016 and January 3, 2015

	2016	2015	2014

Cash flows from operating activities
Net income	$ 11,447,000	$ 37,048,000	$ 41,205,000
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation	44,951,000	41,922,000	27,848,000
Gain on disposals of property, plant
and equipment	(138,000)	(938,000)	(813,000)
Amortization of deferred financing costs	187,000	188,000	191,000
Earnings from investment in joint venture	-	-	(744,000)
Dividends received from joint venture	-	-	400,000
Deferred income taxes	(119,000)	(45,000)	223,000
Net change in derivative instruments	364,000	(1,023,000)	400,000
Gain on purchase of manufacturing assets	-	(9,382,000)	-
Gain on purchase of joint venture entities	-	-	(4,430,000)
Changes in operating assets and liabilities
Trade accounts receivable, net	6,220,000	21,433,000	1,202,000
Other receivables	721,000	(2,000)	2,344,000
Income tax receivable	34,000	275,000	263,000
Value added tax receivable	873,000	(671,000)	(368,000)
Due to/from affiliates, net	(1,099,000)	(2,523,000)	453,000
Inventories	(10,924,000)	4,386,000	(598,000)
Prepaid expenses and other assets	(59,000)	212,000	(106,000)
Other noncurrent assets	526,000	(494,000)	(24,000)
Trade accounts payable	(657,000)	3,769,000	(10,179,000)
Accrued expenses and other liabilities	(1,825,000)	(366,000)	(610,000)
Deferred income	(32,000)	(1,793,000)	(2,162,000)
Other noncurrent liabilities	369,000	(381,000)	(638,000)
Net cash provided by operating activities	50,839,000	91,615,000	53,857,000
Cash flows from investing activities
Purchase of manufacturing assets	-	(13,340,000)	-
Purchase of remaining joint venture interest,
net of cash acquired	-	-	(9,175,000)
Purchases of property, plant and equipment	(26,307,000)	(57,041,000)	(82,612,000)
Proceeds from disposal of property,
plant and equipment	328,000	1,452,000	2,498,000
Net cash used in investing activities	(25,979,000)	(68,929,000)	(89,289,000)

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Cash Flows

Years Ended December 31, 2016 and January 2, 2016 and January 3, 2015

	2016	2015	2014

Cash flows from financing activities
Borrowings from affiliate	$ -	$ 25,000,000	$ 70,000,000
Repayment of borrowings from affiliate	(5,000,000)	(40,000,000)	(50,000,000)
Dividends paid	(2,307,000)	(10,046,000)	(25,748,000)
Net cash used in financing activities	(7,307,000)	(25,046,000)	(5,748,000)
Effect of exchange rate on cash and
cash equivalents	(137,000)	(105,000)	(133,000)
Net increase (decrease) in cash and
cash equivalents	17,416,000	(2,465,000)	(41,313,000)
Cash and cash equivalents
Beginning of year	8,946,000	11,411,000	52,724,000
End of year	$ 26,362,000	$ 8,946,000	$ 11,411,000
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$ 7,000	$ 290,000	$ 104,000
Taxes	303,000	429,000	163,000
Accrued purchases of property, plant and equipment	2,702,000	2,878,000	2,678,000

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

On January 1, 2012, Mills contributed its interest in the Company to its newly formed parent company, Parkdale, Incorporated (“Parkdale, Inc.”).

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

Operations

The Company is a producer of cotton and synthetic yarns for sale to the textile and apparel industries, both foreign and domestic. As of December 31, 2016, the Company has 14 manufacturing facilities located in North America.

The Company’s fiscal year end is the Saturday nearest to December 31. The Company’s fiscal years 2016, 2015, and 2014 ended on December 31, 2016, January 2, 2016, and January 3, 2015, respectively. Fiscal year 2014 contained 53 weeks while fiscal years 2016 and 2015 contained 52 weeks.

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

Revenue Recognition

The Company recognizes revenues upon shipment of goods, when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured. Revenue for product sales is recognized as risk and title to the product transfers to the customer, which usually occurs at the time shipment is made. Product sales are typically under the terms of free on board shipping point. As such, title to the product passes when the product is delivered to the freight carrier. Revenue is recorded net of estimated sales returns and allowances and discounts.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of these cash equivalents approximates their fair values. The Company maintains cash deposits with major banks that may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes the risk of loss to be remote.

Concentration of Credit Risk

Substantially all of the Company’s accounts receivable is due from companies in the textile and apparel markets located primarily throughout North America. The Company generally does not require collateral for its accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Allowances provided for doubtful accounts were $2,737,000 and $3,811,000 as of December 31, 2016 and January 2, 2016, respectively.

Sales to five customers accounted for approximately 81%, 77%, and 76%, of total sales during fiscal years 2016, 2015, and 2014, respectively. As of December 31, 2016 and January 2, 2016, accounts receivable from five customers composed 80% and 86%, respectively, of total gross accounts receivable outstanding.

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

Level 1 – Observable inputs, such as quoted prices in active markets

Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3 – Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions

The Company’s derivative instruments represent the only balances which are measured at fair value on a recurring basis. The fair value of derivative instruments is based on quoted prices in active markets (Level 1 for cotton futures contracts). See Note 10 for separate disclosure of derivatives measured at fair value.

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

The Company recognizes income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired.  The Company recognized income of $14,949,000, $16,570,000, and $15,980,000, for the cotton consumption portion of the subsidy earned during the fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015, respectively, as a reduction to cost of goods sold in the accompanying statements of operations. The Company records the portion of the cotton subsidy deemed to be associated with the qualifying capital expenditures as a reduction of the cost of the equipment purchased. The portion of the subsidy earned associated with the qualifying capital expenditures for 2016, 2015 and 2014 was $609,000, $662,000, and $553,000, respectively. This amount was capitalized and is amortized over the nine year useful life on a double declining methodology, consistent with the useful life of the assets acquired.

The Company had receivables totaling $791,000 and $1,192,000 related to the subsidy program as of December 31, 2016 and January 2, 2016, respectively, which is included as a component of other receivables on the accompanying consolidated balance sheets.

Shipping Costs

The costs to ship products to customers of approximately $22,196,000, $24,394,000, and $20,911,000 during the fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015, respectively, are included as a component of cost of goods sold in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

In May 2014, the FASB issued "Revenue From Contracts With Customers" (ASU 2014-09), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The pronouncement is based on the

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As amended by ASU 2015‑14, this pronouncement is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the new guidance to determine the method of adoption and the impact it will have on its consolidated financial statements.

In February 2016, the FASB issued “Leases” (ASU 2016-02) that requires companies to recognize lease assets and lease liabilities by lessees for all operating leases.  The pronouncement is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements.

2.	Business Combination

On February 27, 2015, the Company acquired certain real property, machinery and equipment, and inventory from a yarn manufacturer (“Seller”) for cash consideration totaling $13,340,000. The acquisition qualified as a business combination. In connection with the acquisition, the Company recorded the assets acquired based on their estimated fair values at the date of acquisition. The results of operations of these facilities have been included in these consolidated financial statements commencing with the date of acquisition. The fair values of acquired real property and machinery and equipment were approximately $19,382,000, and the fair value of acquired inventory was approximately $3,340,000, resulting in a bargain purchase gain of $9,382,000. There were no liabilities assumed in connection with the acquisition. Concurrent with the transaction, the Company and the Seller entered into an eight year yarn supply agreement with terms approximating market value.

The Company has assessed the key valuation assumptions and business combination accounting procedures for this acquisition and believes that the recognition of a bargain purchase gain is appropriate. The most significant factor contributing to the bargain purchase gain was the yarn supply agreement that provides the Seller with the flexibility to meet the changing demands of their customers.

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

Inventories are stated at the lower of cost or market. Cost was determined using the specific identification method for raw materials, yarn-in-process, and finished yarn inventories. The Company performs periodic assessments to determine the existence of obsolete and slow-moving inventories and records necessary provisions to reduce such inventories to net realizable value. Inventories as of December 31, 2016 and January 2, 2016, consist of the following:

	2016	2015

Cotton and synthetics	$ 60,772,000	$ 51,887,000
Yarn in process	8,643,000	10,439,000
Finished yarn	52,702,000	46,923,000
Supplies	1,472,000	1,625,000
	123,589,000	110,874,000
Less: Inventory reserves	(3,151,000)	(1,360,000)
	$ 120,438,000	$ 109,514,000

5.	Property, Plant and Equipment

A summary of property, plant and equipment as of December 31, 2016 and January 2, 2016, is as follows:

	Useful
	Lives in
	Years	2016	2015

Land and land improvements	15	$ 10,116,000	$ 9,648,000
Buildings	15 - 39	120,119,000	114,117,000
Machinery and equipment	5 - 9	592,842,000	577,633,000
Office furniture and fixtures	3 - 7	20,593,000	18,585,000
		743,670,000	719,983,000
Less: accumulated depreciation		(556,470,000)	(516,861,000)
Construction in progress		1,753,000	5,653,000
Property, plant and equipment, net		$ 188,953,000	$ 208,775,000

Depreciation expense for the fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015, was $44,951,000, $41,922,000, and $27,848,000, respectively.

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

The provision for income taxes for the years ended December 31, 2016, January 2, 2016, and January 3, 2015, is comprised of the following:

	2016	2015	2014

Current income tax	$ 1,145,000	$ 693,000	$ 55,000
Deferred income tax	(119,000)	(45,000)	223,000
Total income tax	$ 1,026,000	$ 648,000	$ 278,000

As a result of the elimination of the tax consolidation in Mexico for tax years beginning January 1, 2013, Grupo is required to pay $352,000 in taxes computed under the previous regime over the next three years.

The most significant temporary difference that gives rise to deferred tax liabilities is fixed assets. Grupo has recorded a deferred tax liability of $895,000 related to deferred tax basis differences which is included in other long-term liabilities. For Grupo, the effective tax rate differs from the statutory rates primarily due to inflationary adjustments under the Mexican tax regime and non-deductible expenses.

The Company does not believe that it has taken any uncertain tax positions that would require recognition of a contingent liability. The tax returns of Summit Holding for tax years 2013 and forward remain subject to examination by U.S. tax authorities, while the tax years 2005 through 2012 remain subject to examination by U.S. tax authorities to the extent of net operating loss carryforwards, which are not significant. Grupo’s tax returns remain subject to examination by Mexican tax authorities for tax years 2012 and forward.

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

Deferred revenue as of December 31, 2016 and January 2, 2016 relates to a government grant that is being amortized over a 16 year life.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

8.	Deferred Financing Costs

The Company capitalized financing costs of $938,000 in 2013 related to a revolving credit facility (see Note 9). These costs are being amortized over the term of the debt agreement, which matures on June 28, 2018. Amortization was $187,000, $188,000, and $191,000 for fiscal years 2016, 2015, and 2014, respectively, and is included as a component of interest expense in the accompanying consolidated statements of operations. Estimated future amortization expense of deferred financing costs is summarized as follows:

Fiscal Year	Amount

2017	$ 188,000
2018	90,000

9.	Long-Term Debt – Related Party

On June 28, 2013, the Company entered into a $175,000,000 revolving credit facility with its parent company, having a maturity date of June 28, 2018. At the Company’s option, borrowings under the facility may be maintained as (1) “Base Rate” loans or (2) “Eurodollar” (LIBOR) loans, plus applicable margins ranging from 0.00% to 2.49%.  The agreement includes customary covenants that require the Company to maintain a minimum fixed-charge coverage ratio and restrict its leverage ratio. The Company was in compliance with these covenants as of December 31, 2016. There were $0 and $5,000,000 in borrowings outstanding on the credit facility as of December 31, 2016 and January 2, 2016, respectively.

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

The Company is subject to price risk related to anticipated fixed-price yarn sales. In the normal course of business, under procedures and controls established by the Company’s financial risk management framework, the Company may enter into cotton futures contracts to manage changes in raw material prices in order to protect the gross margin of fixed-price yarn sales. The changes in fair value related to these cotton futures are reflected as an operating activity in the accompanying consolidated statements of cash flows. As of December 31, 2016 and January 2, 2016, the Company has recorded these instruments at their fair value of $988,000 and $1,352,000, respectively, in the accompanying consolidated balance sheets.

	Fair Value	Fair Value
	December 31, 2016	January 2, 2016

Derivative assets
Nonhedge commodity contracts	$ 2,011,000	$ 863,000
Derivative liabilities
Nonhedge commodity contracts	(1,540,000)	(936,000)
Due from broker	517,000	1,425,000
Net derivative asset	$ 988,000	$ 1,352,000

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

The Company’s derivative instruments are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy. The fair value of the derivative instruments are classified as current assets and liabilities as of December 31, 2016 and January 2, 2016. The Company did not have any assets or liabilities classified as Level 2 or Level 3 at December 31, 2016 or January 2, 2016.

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

The Company recorded net gains (losses) on forward contracts and cotton purchase agreements designated as derivatives of $3,565,000, $10,119,000, and $(3,724,000) for the years ended December 31, 2016, January 2, 2016, and January 3, 2015, respectively. These gains (losses) are included in the cost of goods sold in the accompanying consolidated statements of operations.

Collateral is settled daily on these contracts and is shown on the balance sheet as “Due to broker” or “Due from broker”.

11.	Defined Contribution Plan

The Company maintains a defined contribution retirement plan available to substantially all employees. The Company’s contributions are based on a formula for matching employee contributions. The Company incurred costs for this plan of $1,003,000, $973,000, and $773,000 during the fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015, respectively. Also, in accordance with Mexican labor law, Grupo has a contingent liability for severance, voluntary separation, seniority premium, and pension payments to employees terminating under certain circumstances. Management has determined that these liabilities are not material at December 31, 2016 and January 2, 2016.

12.	Related-Party Transactions

Shared Expenses Allocation

The Company and Mills share certain warehousing, distribution and manufacturing expenses that are allocated based on the usages of these services. Amounts charged to the Company for these services were approximately $10,646,000, $11,033,000, and $9,993,000 for the fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015, respectively, and are recorded as a component of cost of goods sold.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

Parkdale, Inc. incurs certain accounting and administrative expenses that are allocated to the Company and Mills based upon a weighted average of certain key indicators, including, but not limited to, pounds of yarn sold and net sales. Amounts charged to the Company by Parkdale, Inc., were approximately $11,476,000, $10,476,000 and $11,170,000 for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively and are recorded as a component of general and administrative expenses.

Due to and from Affiliates

Due to and from affiliates as of December 31, 2016 and January 2, 2016, consists of the following:

	2016	2015

Due from Parkdale Mills de Honduras	$ 47,000	$ -
Due from U.S. Cotton, LLC	112,000	6,000
Due from affiliates	$ 159,000	$ 6,000
Due to Mills and subsidiary	(1,548,000)	(1,385,000)
Due to Parkdale Mills de Honduras	-	(22,000)
Due to D'sky DSC S.R.L.	(22,000)	(21,000)
Due to Parkdale Mills de El Salvador	(10,000)	(84,000)
Due to Parkdale Incorporated	(2,561,000)	(2,830,000)
Due to affiliates	$ (4,141,000)	$ (4,342,000)

Amounts due to and from affiliates result from intercompany charges related to inventory purchases, accounts receivable collections, payroll tax payments, and the administrative expense allocation.

Other

The Company sells waste fibers to Henry Fibers, a related party. Total sales amounted to $12,000, $785,000, and $746,000 for the fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015, respectively.

The Company entered into a revolving credit facility with its parent company in fiscal year 2013. See also Note 9.

13.	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for various buildings, vehicles, and office equipment. Future minimum lease payments during the remaining noncancelable lease terms as of December 31, 2016, are as follows:

2017	$ 312,000
2018	21,000
Total minimum lease payments	$ 333,000

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

Rent expense for the fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015, was $577,000, $619,000, and $406,000, respectively.

Purchase and Sales Commitments

At December 31, 2016 and January 2, 2016, the Company had unfulfilled cotton purchase commitments, at varying prices, for approximately 419,953,000 and 550,361,000 pounds of cotton, respectively, to be used in the production process. These contracts are generally effective for approximately one year. At December 31, 2016, January 2, 2016, and January 3, 2015, the Company had unfulfilled yarn sales contracts, at varying prices, with various customers that are not expected to result in any loss to the Company.

Contingencies

The Company is involved in various legal actions and claims arising in the normal course of business. Management believes that the resolution of such matters will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

14.	Members’ and Stockholders’ Equity

The annual net income of Grupo is subject to the Mexican legal requirement that 5% thereof be transferred to a legal reserve each year until the reserve equals 20% of capital stock. This reserve may not be distributed to the stockholders during the existence of Grupo, except in the form of stock dividends. The legal reserve for Grupo has not been met as of December 31, 2016.

15.	Subsequent Events

The Company evaluated transactions occurring after December 31, 2016 in accordance with ASC Topic 855, Subsequent Events, through March 28, 2017, which is the date the financial statements were available for issuance.