Form 10-Q
period 2017-03-26
UNIFI INC
filed 2017-05-04
CIK 100726

Agenda

FF

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 27, 2017, there were 18,221,928 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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

UNIFI, INC.

FORM 10-Q

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 26, 2017

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 26, 2017	June 26, 2016
ASSETS
Cash and cash equivalents	$30,231	$16,646
Receivables, net	87,249	83,422
Inventories	109,647	103,532
Income taxes receivable	13,616	3,502
Other current assets	4,705	4,790
Total current assets	245,448	211,892
Property, plant and equipment, net	201,516	185,101
Deferred income taxes	2,383	2,387
Intangible assets, net	2,462	3,741
Investments in unconsolidated affiliates	117,910	117,412
Other non-current assets	536	4,909
Total assets	$570,255	$525,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$43,756	$41,593
Accrued expenses	15,178	18,474
Income taxes payable	2,779	1,455
Current portion of long-term debt	16,823	13,786
Total current liabilities	78,536	75,308
Long-term debt	116,474	107,805
Other long-term liabilities	10,114	10,393
Deferred income taxes	11,269	4,991
Total liabilities	216,393	198,497

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,216,684 and 17,847,416 shares outstanding as of March 26, 2017 and June 26, 2016, respectively)	1,821	1,785
Capital in excess of par value	51,530	45,932
Retained earnings	330,236	307,065
Accumulated other comprehensive loss	(29,725)	(29,751)
Total Unifi, Inc. shareholders’ equity	353,862	325,031
Non-controlling interest	—	1,914
Total shareholders’ equity	353,862	326,945
Total liabilities and shareholders’ equity	$570,255	$525,442

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Net sales	$160,896	$161,278	$476,020	$479,779
Cost of sales	139,766	137,914	409,213	413,618
Gross profit	21,130	23,364	66,807	66,161
Selling, general and administrative expenses	13,000	12,142	37,278	35,391
(Benefit) provision for bad debts	(92)	411	(554)	1,583
Other operating (income) expense, net	(885)	819	(636)	879
Operating income	9,107	9,992	30,719	28,308
Interest income	(126)	(190)	(455)	(519)
Interest expense	825	908	2,431	2,708
Loss on sale of business	—	—	1,662	—
Equity in earnings of unconsolidated affiliates	(1,600)	(4,167)	(2,073)	(7,330)
Income before income taxes	10,008	13,441	29,154	33,449
Provision for income taxes	831	4,166	6,481	10,194
Net income including non-controlling interest	9,177	9,275	22,673	23,255
Less: net loss attributable to non-controlling interest	—	(414)	(498)	(923)
Net income attributable to Unifi, Inc.	$9,177	$9,689	$23,171	$24,178

Net income attributable to Unifi, Inc. per common share:
Basic	$0.50	$0.54	$1.28	$1.35
Diluted	$0.50	$0.53	$1.26	$1.31

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Net income including non-controlling interest	$9,177	$9,275	$22,673	$23,255
Other comprehensive income (loss):
Foreign currency translation adjustments	1,370	3,723	11	(6,800)
Foreign currency translation adjustments for an unconsolidated affiliate	485	42	(38)	(454)
Changes in interest rate swaps, net of reclassification adjustments	15	19	53	57
Other comprehensive income (loss), net	1,870	3,784	26	(7,197)
Comprehensive income including non-controlling interest	11,047	13,059	22,699	16,058
Less: comprehensive loss attributable to non-controlling interest	—	(414)	(498)	(923)
Comprehensive income attributable to Unifi, Inc.	$11,047	$13,473	$23,197	$16,981

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	March 26, 2017	March 27, 2016
Cash and cash equivalents at beginning of year	$16,646	$10,013
Operating activities:
Net income including non-controlling interest	22,673	23,255
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(2,073)	(7,330)
Distributions received from unconsolidated affiliates	1,500	2,947
Depreciation and amortization expense	14,887	13,040
Loss on sale of business	1,662	—
Excess tax benefit on stock-based compensation plans	(1,168)	(120)
Deferred income taxes	6,305	7,015
Other, net	1,493	2,019
Changes in assets and liabilities:
Receivables, net	(3,581)	(571)
Inventories	(5,720)	2,359
Other current assets	1,221	289
Income taxes receivable	(10,113)	(1,277)
Accounts payable and accrued expenses	1,246	(5,280)
Income taxes payable	1,326	786
Other, net	(372)	1,111
Net cash provided by operating activities	29,286	38,243

Investing activities:
Capital expenditures	(27,875)	(36,769)
Proceeds from sale of assets	48	2,103
Other, net	(227)	(2,010)
Net cash used in investing activities	(28,054)	(36,676)

Financing activities:
Proceeds from ABL Revolver	93,000	116,100
Payments on ABL Revolver	(88,100)	(118,100)
Proceeds from ABL Term Loan	14,500	17,375
Payments on ABL Term Loan	(7,250)	(6,875)
Proceeds from a term loan supplement	—	4,000
Proceeds from construction financing	—	790
Payments on capital lease obligations	(3,218)	(3,026)
Common stock repurchased and retired under publicly announced programs	—	(6,211)
Proceeds from stock option exercises	2,617	114
Excess tax benefit on stock-based compensation plans	1,168	120
Contributions from non-controlling interest	—	880
Other	(429)	(723)
Net cash provided by financing activities	12,288	4,444

Effect of exchange rate changes on cash and cash equivalents	65	(737)
Net increase in cash and cash equivalents	13,585	5,274
Cash and cash equivalents at end of period	$30,231	$15,287

See accompanying notes to condensed consolidated financial statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements

1.  Background

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “Unifi,” the “Company,” “we,” “us” or “our”), is a multi-national manufacturing company that sells innovative synthetic and recycled yarns made from polyester and nylon to other yarn manufacturers and knitters and weavers that produce fabric for the apparel, hosiery, home furnishings, automotive upholstery, industrial and other end-use markets. The Company’s polyester products include plastic bottle flake, polyester polymer beads (“Chip”), partially oriented yarn (“POY”), and textured, solution and package dyed, twisted, beamed and draw wound yarns. Each yarn product is available in virgin or recycled varieties, where the recycled is made from both pre-consumer yarn waste and post-consumer waste, including plastic bottles. The Company’s nylon products include textured, solution dyed and spandex covered products.

The Company maintains one of the textile industry’s most comprehensive yarn product offerings that include specialized yarns, premium value-added (“PVA”) yarns and commodity yarns, with its principal geographic markets in the Americas and Asia.

The Company has manufacturing operations in four countries and participates in joint ventures in Israel and the United States, the most significant of which is a 34% non-controlling partnership interest in Parkdale America, LLC (“PAL”), a producer of cotton and synthetic yarns for sale to the textile industry and apparel market, both foreign and domestic.

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

The fiscal quarter for the Company and its subsidiary in El Salvador ended on March 26, 2017, the last Sunday in March. The fiscal quarter for the Company’s Brazilian, Chinese, Sri Lankan and Colombian subsidiaries ended on March 31, 2017.  There were no significant transactions or events that occurred between the Company’s fiscal quarter end and certain of its subsidiaries’ fiscal quarter end.  The three-month and nine-month periods ended March 26, 2017 and March 27, 2016 each consisted of thirteen and thirty-nine fiscal weeks, respectively.

Reclassifications

Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

As of the fourth quarter of fiscal 2016, the Company updated the composition of its Polyester and Nylon Segments, intending to better reflect downstream sales for the respective product lines. In connection with such update, for the three months and nine months ended March 27, 2016, the Company has reclassified net sales and cost of sales amounts for the respective segments, as reflected in Note 21, “Business Segment Information.”

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

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

During the third quarter of fiscal 2017, the Company recorded a $749 out-of-period foreign currency gain adjustment within other operating (income) expense, net.  Management believes the out-of-period adjustment is immaterial to the current and prior financial statements and earnings trends, including those within the 2016 Form 10-K.

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

In February 2016, the FASB issued new accounting guidance for leases. The new guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. While the Company has not yet determined the full effect of the new guidance on its ongoing financial reporting, as of March 26, 2017, the Company had approximately $7,000 of future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year). The ASU is effective for the Company’s fiscal 2020, and early adoption is permitted.

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

In connection with the RR Sale, the Company recognized a loss on sale of business, reflecting the difference between the consideration received and the Company’s portion of Renewables’ net assets on the date of the RR Agreement. The operations of Renewables during the nine-month period ended March 26, 2017 are not reflected as discontinued operations as (i) the enterprise does not have a major effect on the Company’s consolidated operations and financial results, (ii) the disposal does not represent a strategic shift and (iii) the enterprise is not an individually significant component. The operations of Renewables up to the date of the RR Sale are reflected in continuing operations within the accompanying condensed consolidated statements of income, with presentation consistent with that provided in the 2016 Form 10-K.

The loss on the sale of the business is not relevant to the Company’s core operations and is not reflective of the primary revenue or expense activity of the Company. Therefore, the Company has recorded the loss on the sale of Renewables below operating income within the accompanying condensed consolidated statements of income.

Deconsolidation of Renewables resulted in the removal of all corresponding assets (the most significant of which was $4,472 of miscanthus grass, net of depreciation, historically reflected in other non-current assets) and liabilities and the elimination of the non-controlling interest in Renewables from the Company’s condensed consolidated balance sheet, as summarized in the table below.

Purchase price	$500
Net assets and liabilities of Renewables	(3,540)
Derecognition of non-controlling interest	1,416
Transaction-related costs	(38)
Loss on sale of business	$(1,662)

The condensed consolidated balance sheet as of June 26, 2016 includes the consolidated accounts and operations of Renewables, along with a non-controlling interest adjustment; while the condensed consolidated balance sheet as of March 26, 2017 does not reflect any assets, liabilities or non-controlling interest of Renewables.

5.  Receivables, Net

Receivables, net consists of the following:

	March 26, 2017	June 26, 2016
Customer receivables	$89,536	$86,361
Allowance for uncollectible accounts	(1,858)	(2,839)
Reserves for yarn quality claims	(1,325)	(795)
Net customer receivables	86,353	82,727
Related party receivables	3	7
Other receivables	893	688
Total receivables, net	$87,249	$83,422

The changes in the Company’s allowance for uncollectible accounts are as follows:

Allowance for Uncollectible Accounts
Balance at June 26, 2016	$(2,839)
Benefit to costs and expenses	554
Translation activity	(8)
Deductions	435
Balance at March 26, 2017	$(1,858)

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

6.  Inventories

Inventories consists of the following:

	March 26, 2017	June 26, 2016
Raw materials	$36,773	$37,162
Supplies	6,031	5,387
Work in process	7,434	6,595
Finished goods	61,090	55,771
Gross inventories	111,328	104,915
Inventory reserves	(1,681)	(1,383)
Total inventories	$109,647	$103,532

7.  Property, Plant and Equipment, Net

Property, plant and equipment, net (“PP&E”) consists of the following:

	March 26, 2017	June 26, 2016
Land	$2,965	$3,154
Land improvements	15,047	13,734
Buildings and improvements	150,624	145,633
Assets under capital leases	34,287	21,525
Machinery and equipment	574,662	544,369
Computers, software and office equipment	17,921	17,823
Transportation equipment	4,780	4,713
Construction in progress	16,059	39,695
Gross property, plant and equipment	816,345	790,646
Less: accumulated depreciation	(610,780)	(602,839)
Less: accumulated amortization – capital leases	(4,049)	(2,706)
Total PP&E	$201,516	$185,101

Assets under capital leases consists of the following:

	March 26, 2017	June 26, 2016
Machinery and equipment	$24,347	$14,745
Transportation equipment	5,927	5,927
Building improvements	4,013	853
Gross assets under capital leases	$34,287	$21,525

Depreciation expense and repairs and maintenance expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Depreciation expense	$4,733	$3,781	$13,433	$11,379
Repairs and maintenance expenses	4,770	4,074	13,524	12,575

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

8.  Intangible Assets, Net

Intangible assets, net consists of the following:

	March 26, 2017	June 26, 2016
Customer lists	$23,615	$23,615
Other	4,521	5,184
Total intangible assets, gross	28,136	28,799
Accumulated amortization – customer lists	(21,430)	(20,665)
Accumulated amortization – other	(4,244)	(4,393)
Total accumulated amortization	(25,674)	(25,058)
Total intangible assets, net	$2,462	$3,741

Total amortization expense for intangible assets was as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Total amortization expense	$336	$423	$1,043	$1,284

9.  Accrued Expenses

Accrued expenses consists of the following:

	March 26, 2017	June 26, 2016
Payroll and fringe benefits	$9,842	$10,370
Other	5,336	8,104
Total accrued expenses	$15,178	$18,474

Other consists primarily of accruals for utilities, property taxes, employee-related claims and payments, interest, marketing expenses, freight expenses, rent and other non-income related taxes.

10.  Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	March 26, 2017	March 26, 2017	June 26, 2016
ABL Revolver	March 2020	2.5%	$11,100	$6,200
ABL Term Loan (1)	March 2020	2.3%	97,500	90,250
Capital lease obligations	(2)	(3)	25,815	15,798
Construction financing	(4)	(4)	—	6,629
Renewables’ term loan	—	—	—	4,000
Renewables’ promissory note	—	—	—	135
Total debt			134,415	123,012
Current portion of capital lease obligations			(6,823)	(4,261)
Current portion of other long-term debt			(10,000)	(9,525)
Unamortized debt issuance costs			(1,118)	(1,421)
Total long-term debt			$116,474	$107,805

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(1)	The weighted average interest rate as of March 26, 2017 for the ABL Term Loan includes the effects of the historical interest rate swap with a notional balance of $50,000.
(2)	Scheduled maturity dates for capital lease obligations range from May 2017 to November 2027.
(3)	Interest rates for capital lease obligations range from 2.7% to 4.6%.
(4)	Refer to the discussion under the heading “—Construction Financing” below for further information.

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

Construction Financing

In December 2015, the Company entered into an agreement with a third-party lender that provided for construction-period financing for certain build-to-suit assets. During the construction period, the Company recorded project costs to construction in progress and the corresponding liability to construction financing (within long-term debt).

As of March 26, 2017, asset construction was complete and the project costs were reclassified from construction in progress to capital lease assets. Accordingly, the principal balance of $13,235 is reflected within capital lease obligations, with $2,698 included in current maturities, and will amortize over 60 monthly payments with an interest rate of 3.8%.

Repreve Renewables, LLC

As described in Note 4, “Sale of Renewables,” the Company’s sale of its 60% equity ownership interest in Renewables in December 2016 required deconsolidation of the corresponding assets and liabilities, and, accordingly, the respective debt principal balances are appropriately excluded from the Company’s total long-term debt as of March 26, 2017.  The Company has no joint and several liability for such debt.

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal 2017 and the fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2017	2018	2019	2020	2021	Thereafter
ABL Revolver	$—	$—	$—	$11,100	$—	$—
ABL Term Loan	2,500	10,000	10,000	75,000	—	—
Capital lease obligations	1,707	6,852	6,891	5,322	2,555	2,488
Total	$4,207	$16,852	$16,891	$91,422	$2,555	$2,488

11.  Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	March 26, 2017	June 26, 2016
Uncertain tax positions	$4,228	$4,463
Other	5,886	5,930
Total other long-term liabilities	$10,114	$10,393

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Other primarily includes the Company’s unfunded supplemental post-employment plan, certain retiree and post-employment medical and disability liabilities, and deferred rent.

12.  Income Taxes

The provision for income taxes was as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Provision for income taxes	$831	$4,166	$6,481	$10,194
Effective tax rate	8.3%	31.0%	22.2%	30.5%

The effective tax rates for the periods presented above are lower than the U.S. statutory tax rate primarily due to foreign income being taxed at lower rates and a decrease in the valuation allowance for the Company’s investment in PAL, partially offset by losses in tax jurisdictions for which no tax benefit could be recognized and state and local income taxes net of federal benefits. Additionally, the effective tax rates for the three months and nine months ended March 26, 2017 include the benefit of increased research and development credits, partially offset by a corresponding reduction in the domestic production activities deduction.

The Company regularly assesses the outcomes of both completed and ongoing examinations to ensure that the Company’s provision for income taxes is sufficient. Certain returns that remain open to examination have utilized carryforward tax attributes generated in prior tax years, including net operating losses, which could potentially be revised upon examination.

Components of the Company’s deferred tax valuation allowance are as follows:

	March 26, 2017	June 26, 2016
Investment in a former domestic unconsolidated affiliate	$(6,326)	$(6,418)
Equity-method investment in PAL	(1,462)	(2,102)
Certain NOLs (1)	(7,715)	(5,030)
Foreign tax credits	(562)	—
Total deferred tax valuation allowance	$(16,065)	$(13,550)

(1)	Certain net operating losses outside the U.S. consolidated tax filing group.

13.  Shareholders’ Equity

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Unifi, Inc. Shareholders’ Equity	Non-Controlling Interest	Total Shareholders’ Equity

Balance at June 26, 2016	17,847	$1,785	$45,932	$307,065	$(29,751)	$325,031	$1,914	$326,945
Options exercised	299	29	2,588	—	—	2,617	—	2,617
Conversion of restricted stock units	70	7	(7)	—	—	—	—	—
Stock-based compensation	—	—	1,849	—	—	1,849	—	1,849
Excess tax benefit on stock-based compensation plans	—	—	1,168	—	—	1,168	—	1,168
Other comprehensive income, net of tax	—	—	—	—	26	26	—	26
Deconsolidation for sale of business	—	—	—	—	—	—	(1,416)	(1,416)
Net income (loss)	—	—	—	23,171	—	23,171	(498)	22,673
Balance at March 26, 2017	18,216	$1,821	$51,530	$330,236	$(29,725)	$353,862	$—	$353,862

On January 22, 2013, the Company announced a stock repurchase program to acquire up to $50,000 of the Company’s common stock. The Company completed its repurchase of shares under this program in March 2014. On April 23, 2014, the Company announced that

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

its Board of Directors authorized a stock repurchase program to acquire $50,000 of the Company’s common stock with no expiration. Purchases under the program may be done in accordance with SEC regulations at prevailing market prices, through open market purchases or privately negotiated transactions at such times and prices and in such manner as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases, if any, are expected to be financed through cash generated from operations and borrowings, and are subject to applicable limitations and restrictions as set forth in the credit agreement governing the Company’s debt obligations. The Company may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable. The following table summarizes the Company’s repurchases and retirements of its common stock under the stock repurchase programs for the fiscal periods noted.

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal 2013	1,068	$18.08
Fiscal 2014	1,524	$23.96
Fiscal 2015	349	$29.72
Fiscal 2016	206	$30.13
Fiscal 2017 (through March 26, 2017)	—	$—
Total	3,147		$27,603

No dividends were paid during the nine months ended March 26, 2017 or in the two most recently completed fiscal years.

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

The following table provides information as of March 26, 2017 with respect to the number of securities remaining available for future issuance under the 2013 Plan:

Authorized under the 2013 Plan	1,000
Plus: Awards expired, forfeited or otherwise terminated unexercised from the 2008 LTIP or the 2013 Plan	304
Less: Awards granted to employees	(461)
Less: Awards granted to non-employee directors	(101)
Available for issuance under the 2013 Plan	742

Stock options

During the nine months ended March 26, 2017 and March 27, 2016, the Company granted stock options to purchase 128 and 82 shares of common stock, respectively, to certain key employees, utilizing terms, vesting provisions and valuation methods consistent with those described in Note 16, “Stock-Based Compensation,” to the consolidated financial statements in the 2016 Form 10-K.

Restricted stock units

During the nine months ended March 26, 2017 and March 27, 2016, the Company granted 31 and 24 restricted stock units (“RSUs”) with no vesting requirement, respectively, to the Company’s non-employee directors, utilizing terms and valuation methods consistent with those described in Note 16, “Stock-Based Compensation,” to the consolidated financial statements in the 2016 Form 10-K.

During the nine months ended March 26, 2017 and March 27, 2016, the Company granted 75 and 20 RSUs to certain key employees, respectively.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

15.  Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

The Company may use derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates.  The Company does not enter into derivative contracts for speculative purposes.

On January 5, 2017 and February 24, 2017, the Company entered into two interest rate swaps, with notional amounts of $20,000 and $30,000, respectively. As a result, the Company was a party to three interest rate swaps as of March 26, 2017, including the aforementioned $20,000 interest rate swap (“Swap A”) and the $30,000 interest rate swap (“Swap B”), as well as a historical interest rate swap that was de-designated on November 26, 2012 and terminates on May 24, 2017. Swap A and Swap B are designated hedges.

Swap A and Swap B each fix LIBOR at 1.94% for the respective amount of variable rate borrowings for the five-year period beginning May 24, 2017. In accordance with hedge accounting, Swap A and Swap B are reflected on the balance sheet at fair value with a corresponding balance in accumulated other comprehensive loss, and impact earnings commensurate with the forecasted transaction.

For the nine months ended March 26, 2017 and March 27, 2016, the Company’s financial assets and liabilities accounted for at fair value (including the Level 2 interest rate swaps discussed above) had an insignificant impact to the Company’s financial condition and results of operations. Accordingly, the Company has provided no further fair value disclosures. Additionally, there were no transfers into or out of the levels of the fair value hierarchy.

16.  Accumulated Other Comprehensive Loss

The components and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps, Net of Reclassification Adjustments	Accumulated Other Comprehensive Loss
Balance at June 26, 2016	$(29,681)	$(70)	$(29,751)
Other comprehensive (loss) income, net of tax	(27)	53	26
Balance at March 26, 2017	$(29,708)	$(17)	$(29,725)

A summary of the after-tax effects of the components of other comprehensive loss for the three-month and nine-month periods ended March 26, 2017 and March 27, 2016 is included in the accompanying condensed consolidated statements of comprehensive income. The summary excludes pre-tax and tax amounts, as there are no tax components for the relevant activity.

17.  Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Net income attributable to Unifi, Inc.	$9,177	$9,689	$23,171	$24,178
Basic weighted average shares	18,210	17,838	18,105	17,861
Net potential common share equivalents – stock options and RSUs	283	579	315	621
Diluted weighted average shares	18,493	18,417	18,420	18,482
Excluded from diluted weighted average shares:
Anti-dilutive common share equivalents	261	224	315	143

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

18.  Investments in Unconsolidated Affiliates and Variable Interest Entities

The Company currently maintains investments in three entities classified as unconsolidated affiliates: PAL; U.N.F. Industries Ltd. (“UNF”); and UNF America LLC (“UNFA”). As of March 26, 2017, the Company’s investment in PAL was $114,343 and the Company’s combined investments in UNF and UNFA were $3,567, each of which is reflected within investments in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.

Parkdale America, LLC

PAL is a limited liability company treated as a partnership for income tax reporting purposes.  The Company accounts for its investment in PAL using the equity method of accounting.  PAL is subject to price risk related to anticipated fixed-price yarn sales.  To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices.  The derivative instruments used are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy.  As of March 26, 2017, PAL had no futures contracts designated as cash flow hedges.

The reconciliation between the Company’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of March 26, 2017	$132,565
Initial excess capital contributions	53,363
Impairment charge recorded by the Company in fiscal 2007	(74,106)
Anti-trust lawsuit against PAL in which the Company did not participate	2,652
Cotton rebate program adjustments	(131)
Investment as of March 26, 2017	$114,343

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

In conjunction with the formation of UNFA, the Company entered into a supply agreement with UNF and UNFA whereby the Company agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates.  As of March 26, 2017, the Company’s open purchase orders related to this agreement were $1,830.

The Company’s raw material purchases under this supply agreement consist of the following:

	For the Nine Months Ended
	March 26, 2017	March 27, 2016
UNF	$1,676	$2,465
UNFA	14,910	19,039
Total	$16,586	$21,504

As of March 26, 2017 and June 26, 2016, the Company had combined accounts payable due to UNF and UNFA of $2,650 and $3,231, respectively.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

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

Condensed balance sheet and income statement information for the Company’s unconsolidated affiliates (including reciprocal balances) is presented in the following tables.  PAL is defined as significant and its information is separately disclosed. PAL does not meet the criteria for segment reporting. Depreciation and amortization for PAL for the periods presented includes amounts for PAL’s foreign subsidiaries.

	As of March 26, 2017
	PAL	Other	Total
Current assets	$265,207	$8,965	$274,172
Noncurrent assets	185,541	1,086	186,627
Current liabilities	57,529	3,057	60,586
Noncurrent liabilities	3,321	—	3,321
Shareholders’ equity and capital accounts	389,898	6,994	396,892

Unifi’s portion of undistributed earnings	45,278	1,448	46,726

	As of June 26, 2016
	PAL	Other	Total
Current assets	$244,197	$12,781	$256,978
Noncurrent assets	203,251	1,069	204,320
Current liabilities	56,921	4,048	60,969
Noncurrent liabilities	3,057	—	3,057
Shareholders’ equity and capital accounts	387,470	9,802	397,272

	For the Three Months Ended March 26, 2017
	PAL	Other	Total
Net sales	$202,216	$5,403	$207,619
Gross profit	8,728	1,118	9,846
Income from operations	6,102	680	6,782
Net income	3,905	581	4,486
Depreciation and amortization	9,612	46	9,658

Cash received by PAL under cotton rebate program	3,163	—	3,163
Earnings recognized by PAL for cotton rebate program	3,592	—	3,592

Distributions received	—	—	—

	For the Three Months Ended March 27, 2016
	PAL	Other	Total
Net sales	$219,611	$6,493	$226,104
Gross profit	15,613	1,672	17,285
Income from operations	10,809	1,196	12,005
Net income	10,631	1,198	11,829
Depreciation and amortization	11,160	38	11,198

Cash received by PAL under cotton rebate program	2,505	—	2,505
Earnings recognized by PAL for cotton rebate program	4,111	—	4,111

Distributions received	—	—	—

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

	For the Nine Months Ended March 26, 2017
	PAL	Other	Total
Net sales	$561,190	$16,461	$577,651
Gross profit	15,989	3,646	19,635
Income from operations	4,114	2,274	6,388
Net income	2,541	2,191	4,732
Depreciation and amortization	32,796	130	32,926

Cash received by PAL under cotton rebate program	10,925	—	10,925
Earnings recognized by PAL for cotton rebate program	10,388	—	10,388

Distributions received	—	1,500	1,500

	For the Nine Months Ended March 27, 2016
	PAL	Other	Total
Net sales	$627,102	$23,106	$650,208
Gross profit	25,917	5,854	31,771
Income from operations	12,933	4,434	17,367
Net income	15,190	4,476	19,666
Depreciation and amortization	34,749	112	34,861

Cash received by PAL under cotton rebate program	11,365	—	11,365
Earnings recognized by PAL for cotton rebate program	12,039	—	12,039

Distributions received	947	2,000	2,947

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

During the second quarter of fiscal 2017, in the normal course of business, the Company’s Brazilian subsidiary entered into a contract extension with its electric utility supplier for services to be provided into fiscal 2020 which resulted in an increase of its future purchase obligations of approximately $10,860, as of March 26, 2017, as measured from the amount included in Note 24, “Commitments and Contingencies,” to the consolidated financial statements in the 2016 Form 10-K.

In the course of facilitating the construction of assets for the expansion of the REPREVE® Recycling Center in Yadkinville, North Carolina, the Company will incur commitments to equipment vendors and contractors. As of March 26, 2017, such commitments totaled approximately $1,000.

20.  Related Party Transactions

For details regarding the nature of certain related party relationships, see Note 25, “Related Party Transactions,” to the consolidated financial statements in the 2016 Form 10-K.

Related party receivables consists of the following:

	March 26, 2017	June 26, 2016
Salem Global Logistics, Inc.	$3	$7
Total related party receivables (included within receivables, net)	$3	$7

Related party payables consists of the following:

	March 26, 2017	June 26, 2016
Salem Leasing Corporation (included within accounts payable)	$288	$250
Salem Leasing Corporation (capital lease obligation)	964	1,015
Total related party payables	$1,252	$1,265

Related party transactions in excess of $120 for the current or prior fiscal year consist of the matters below:

		For the Three Months Ended
Affiliated Entity	Transaction Type	March 26, 2017	March 27, 2016
Salem Leasing Corporation	Transportation equipment costs and capital lease debt service	$643	$893
Salem Global Logistics, Inc.	Freight service income	36	68

		For the Nine Months Ended
Affiliated Entity	Transaction Type	March 26, 2017	March 27, 2016
Salem Leasing Corporation	Transportation equipment costs and capital lease debt service	$2,912	$2,769
Salem Global Logistics, Inc.	Freight service income	88	211

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

21.  Business Segment Information

The Company defines operating segments as components of the organization for which discrete financial information is available and operating results are evaluated on a regular basis by the Company’s President, who is the chief operating decision maker (“CODM”), in order to assess performance and allocate resources. Characteristics of the organization which were relied upon in making the determination of reportable segments include the nature of the products sold, the organization’s internal structure, the trade policies in the geographic regions in which the Company operates, and the information that is regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.

The Company’s operating segments are aggregated into three reportable segments based on similarities between the operating segments’ economic characteristics, nature of products sold, type of customer, methods of distribution, and regulatory environment.

•

The operations within the Polyester Segment exhibit similar long-term economic characteristics and sell into an economic trading zone covered by the North American Free Trade Agreement (“NAFTA”) and the Dominican Republic—Central America Free Trade Agreement (“CAFTA-DR”) to similar customers utilizing similar methods of distribution. These operations derive revenues from polyester-based products with sales primarily to other yarn manufacturers and knitters and weavers that produce yarn and/or fabric for the apparel, hosiery, automotive upholstery, home furnishings, industrial and other end-use markets. The Polyester Segment consists of sales and manufacturing operations in the United States and El Salvador.

•

The operations within the Nylon Segment exhibit similar long-term economic characteristics and sell into an economic trading zone covered by NAFTA and CAFTA-DR to similar customers utilizing similar methods of distribution. The Nylon Segment includes an immaterial operating segment in Colombia that sells similar nylon-based textile products to similar customers in Colombia and Mexico utilizing similar methods of distribution. The Nylon Segment manufactures nylon-based products, with sales to knitters and weavers that produce fabric primarily for the apparel and hosiery markets.  The Nylon Segment consists of sales and manufacturing operations in the United States and Colombia.

•

The operations within the International Segment exhibit similar long-term economic characteristics and sell to similar customers utilizing similar methods of distribution in geographic regions that are outside of the NAFTA and CAFTA-DR economic trading zone. The International Segment primarily sells its polyester-based products to knitters and weavers that produce fabric for the apparel, automotive upholstery, home furnishings, industrial and other end-use markets primarily in the South American and Asian regions.  The International Segment includes a manufacturing location in Brazil and sales offices in Brazil, China and Sri Lanka.

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

The operations within All Other (i) are not subject to review by the CODM at a level consistent with the Company’s other operations, (ii) are not regularly evaluated using the same metrics applied to the Company’s other operations and (iii) do not qualify for aggregation with an existing reportable segment. Therefore, such operations are excluded from reportable segments.

The Company evaluates the operating performance of its segments based upon Segment Profit (Loss), which represents segment gross profit (loss) plus segment depreciation expense.  This measurement of segment profit or loss best aligns segment reporting with the current assessments and evaluations performed by, and information provided to, the CODM.

The accounting policies for the segments are consistent with the Company’s accounting policies.  Intersegment sales are omitted from the below financial information, as they are (i) insignificant to the Company’s segments and eliminated from consolidated reporting and (ii) excluded from segment evaluations performed by the CODM.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Selected financial information is presented below. As described in Note 2, “Basis of Presentation; Condensed Notes,” certain amounts previously reported for the Polyester and Nylon Segments for the three months and nine months ended March 27, 2016 have been revised to match the current presentation.

	For the Three Months Ended March 26, 2017
	Polyester	Nylon	International	All Other	Total
Net sales	$90,267	$26,987	$42,345	$1,297	$160,896
Cost of sales	81,730	24,656	32,159	1,221	139,766
Gross profit	8,537	2,331	10,186	76	21,130
Segment depreciation expense	3,636	542	317	74	4,569
Segment Profit	$12,173	$2,873	$10,503	$150	$25,699

	For the Three Months Ended March 27, 2016
	Polyester	Nylon	International	All Other	Total
Net sales	$98,997	$29,533	$31,092	$1,656	$161,278
Cost of sales	85,730	25,955	24,443	1,786	137,914
Gross profit (loss)	13,267	3,578	6,649	(130)	23,364
Segment depreciation expense	2,733	466	236	242	3,677
Segment Profit	$16,000	$4,044	$6,885	$112	$27,041

The reconciliations of segment gross profit to consolidated income before income taxes are as follows:

	For the Three Months Ended
	March 26, 2017	March 27, 2016
Polyester	$8,537	$13,267
Nylon	2,331	3,578
International	10,186	6,649
All Other	76	(130)
Segment gross profit	21,130	23,364
Selling, general and administrative expenses	13,000	12,142
(Benefit) provision for bad debts	(92)	411
Other operating (income) expense, net	(885)	819
Operating income	9,107	9,992
Interest income	(126)	(190)
Interest expense	825	908
Equity in earnings of unconsolidated affiliates	(1,600)	(4,167)
Income before income taxes	$10,008	$13,441

	For the Nine Months Ended March 26, 2017
	Polyester	Nylon	International	All Other	Total
Net sales	$261,623	$83,784	$126,557	$4,056	$476,020
Cost of sales	234,165	75,693	94,652	4,703	409,213
Gross profit (loss)	27,458	8,091	31,905	(647)	66,807
Segment depreciation expense	10,128	1,582	791	570	13,071
Segment Profit (Loss)	$37,586	$9,673	$32,696	$(77)	$79,878

	For the Nine Months Ended March 27, 2016
	Polyester	Nylon	International	All Other	Total
Net sales	$288,017	$101,938	$85,275	$4,549	$479,779
Cost of sales	252,840	87,272	68,654	4,852	413,618
Gross profit (loss)	35,177	14,666	16,621	(303)	66,161
Segment depreciation expense	8,365	1,414	649	556	10,984
Segment Profit	$43,542	$16,080	$17,270	$253	$77,145

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

The reconciliations of segment gross profit to consolidated income before income taxes are as follows:

	For the Nine Months Ended
	March 26, 2017	March 27, 2016
Polyester	$27,458	$35,177
Nylon	8,091	14,666
International	31,905	16,621
All Other	(647)	(303)
Segment gross profit	66,807	66,161
Selling, general and administrative expenses	37,278	35,391
(Benefit) provision for bad debts	(554)	1,583
Other operating (income) expense, net	(636)	879
Operating income	30,719	28,308
Interest income	(455)	(519)
Interest expense	2,431	2,708
Loss on sale of business	1,662	—
Equity in earnings of unconsolidated affiliates	(2,073)	(7,330)
Income before income taxes	$29,154	$33,449

The reconciliations of segment total assets to consolidated total assets are as follows:

	March 26, 2017	June 26, 2016
Polyester	$267,832	$243,105
Nylon	59,101	63,141
International	96,687	73,650
Segment total assets	423,620	379,896
Other current assets	14,912	6,674
Other PP&E	13,688	16,597
Other non-current assets	125	4,863
Investments in unconsolidated affiliates	117,910	117,412
Total assets	$570,255	$525,442

Product sales (excluding the All Other category) are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Polyester	$132,612	$130,089	$388,180	$373,292
Nylon	26,987	29,533	83,784	101,938
Total product sales	$159,599	$159,622	$471,964	$475,230

22.  Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Nine Months Ended
	March 26, 2017	March 27, 2016
Interest, net of capitalized interest of $577 and $454, respectively	$2,320	$2,370
Income taxes, net of refunds	7,979	3,820

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by the Company in both U.S. and foreign jurisdictions.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Non-Cash Investing and Financing Activities

As of March 26, 2017 and June 26, 2016, $1,958 and $4,197, respectively, were included in accounts payable for unpaid capital expenditures. As of March 27, 2016 and June 28, 2015, $3,467 and $1,726, respectively, were included in accounts payable for unpaid capital expenditures.

During the nine months ended March 26, 2017, the Company completed construction of assets under a construction financing arrangement for which the aggregate present value was $13,235.

During August 2015, the Company utilized $1,390 of funds held by a qualified intermediary to purchase certain land and building assets.

During the nine months ended March 27, 2016, the Company entered into capital leases with an aggregate present value of $4,154.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s operations, and material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements included in this report. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended March 26, 2017, while a reference to the “prior period” refers to the three-month period ended March 27, 2016.  A reference to the “current nine-month period” refers to the nine-month period ended March 26, 2017, while a reference to the “prior nine-month period” refers to the nine-month period ended March 27, 2016. Such references may be accompanied with certain phrases for added clarity.

Our discussions in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in the 2016 Form 10-K.  These discussions focus on our results during, or as of, the third quarter and year-to-date periods of fiscal 2017, and the comparable periods of fiscal 2016, and, to the extent applicable, any material changes from the information discussed in the 2016 Form 10-K or other important intervening developments or information.  These discussions should be read in conjunction with the 2016 Form 10-K for more detailed and background information.

Overview and Significant General Matters

The Company’s recent successful performance reflects its core strategic focus: producing the highest-quality innovative and sustainable products for customers around the world. This strategic focus includes a number of supporting pillars, which include: continuously improving all operational and business processes; enriching the product mix by growing sales of higher-margin products; and deriving value from sustainability-based initiatives, including recycled polyester and nylon production. The Company remains committed to these strategic initiatives, which it believes will increase profitability and generate improved cash flows from operations.

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

Significant highlights for the current period include the following items, each of which is outlined in more detail below:

•

Volume, measured by pounds sold, increased by more than 8% for the current period and by more than 10% for the current nine-month period compared to the prior period and prior nine-month period, respectively, driven by strength of the global PVA portfolio;

•	Gross margin was 13.1% for the current period, compared to 14.5% for the prior period, while gross margin was 14.0% for the current nine-month period compared to 13.8% for the prior nine-month period;
•

Operating income was $9,107 for the current period compared to $9,992 for the prior period, and operating income was $30,719 for the current nine-month period compared to $28,308 for prior nine-month period;

•

Net income for the current period was $9,177 compared to $9,689 for the prior period.  Net income for the current period includes a year-over-year decline in earnings from PAL of approximately $1,500.  Net income for the current nine-month period was $23,171 compared to $24,178 for the prior nine-month period.  Net income for the current nine-month period includes a year-over-year decline in earnings from PAL of approximately $2,800 and a $1,662 loss on a non-core divestiture;

•	Basic EPS was $0.50 for the current period compared to $0.54 for the prior period, while Basic EPS was $1.28 for the current nine-month period compared to $1.35 for the prior nine-month period; and
•	REPREVE® Bottle Processing Center expanded potential revenue streams, receiving a Letter of No Objection from the Food and Drug Administration to sell recycled bottle flake for food-grade packaging.

Key Performance Indicators and Non-GAAP Financial Measures

The Company continuously reviews performance indicators to measure its success.  The following are the key indicators management uses to assess performance of the Company’s business, including certain GAAP and non-GAAP financial measures:

•	sales volume and revenue for the Company and for each of its reportable segments;
•	gross profit and gross margin for the Company and for each of its reportable segments;
•	net income and EPS for the Company;

•	Segment Profit (Loss), which represents segment gross profit (loss) plus segment depreciation expense;
•	unit conversion margin, which represents unit net sales price less unit raw material costs, for the Company and for each of its reportable segments;
•	working capital, which represents current assets less current liabilities;
•

earnings before interest, taxes, depreciation and amortization (“EBITDA”), which represents Net income attributable to Unifi, Inc. before net interest expense, income tax expense, and depreciation and amortization expense;

•

Adjusted EBITDA, which represents EBITDA adjusted to exclude equity in earnings of PAL, key employee transition costs, loss on sale of business and certain other adjustments necessary to understand and compare the underlying results of the Company;

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

Management uses Adjusted EBITDA (i) as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of (a) items directly related to our asset base (primarily depreciation and amortization) and (b) items that we would not expect to occur as a part of our normal business on a regular basis; (ii) for planning purposes, including the preparation of our annual operating budget; (iii) as a valuation measure for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; and (iv) as one measure in determining the value of other acquisitions and dispositions. Adjusted EBITDA is a key performance metric utilized in the determination of variable compensation. We also believe Adjusted EBITDA is an appropriate supplemental measure of debt service capacity, because it serves as a high-level proxy for cash generated from operations and is relevant to our fixed charge coverage ratio. Equity in earnings of PAL is excluded from Adjusted EBITDA because such earnings do not reflect our operating performance.

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

Historically, EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted EPS aimed to exclude the impact of the non-controlling interest in Renewables, while the consolidated amounts for Renewables were required to be included in the Company’s financial amounts reported under GAAP.

Non-GAAP Reconciliations

EBITDA and Adjusted EBITDA

The reconciliations of the amounts reported under GAAP for Net income attributable to Unifi, Inc. to EBITDA and Adjusted EBITDA are as follows. Amounts presented in the reconciliations below may not be consistent with amounts included in the accompanying condensed consolidated financial statements due to the impact of the non-controlling interest in Renewables. Any such differences are insignificant and are integral to the reconciliations.

	For the Three Months Ended		For the Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Net income attributable to Unifi, Inc.	$9,177	$9,689	$23,171	$24,178
Interest expense, net	699	709	1,945	2,171
Provision for income taxes	831	4,166	6,481	10,194
Depreciation and amortization expense	5,067	4,192	14,463	12,584
EBITDA	15,774	18,756	46,060	49,127

Equity in earnings of PAL	(1,345)	(3,630)	(914)	(5,214)
EBITDA excluding PAL	14,429	15,126	45,146	43,913

Loss on sale of business	—	—	1,662	—
Key employee transition costs	—	236	—	873
Adjusted EBITDA	$14,429	$15,362	$46,808	$44,786

Adjusted Net Income and Adjusted EPS

The tables below set forth reconciliations of (i) Income before income taxes (“Pre-tax Income”), Provision for income taxes (“Tax Impact”) and Net income attributable to Unifi, Inc. (“Net Income”) to Adjusted Net Income and (ii) Basic EPS to Adjusted EPS.

	For the Three Months Ended March 26, 2017				For the Three Months Ended March 27, 2016
	Pre-tax Income	Tax Impact	Net Income	Basic EPS	Pre-tax Income	Tax Impact	Net Income	Basic EPS
GAAP results	$10,008	$(831)	$9,177	$0.50	$13,441	$(4,166)	$9,689	$0.54
Key employee transition costs (1)	—	—	—	—	400	(132)	268	0.02
Adjusted results	$10,008	$(831)	$9,177	$0.50	$13,841	$(4,298)	$9,957	$0.56

Weighted average common shares				18,210				17,838

	For the Nine Months Ended March 26, 2017				For the Nine Months Ended March 27, 2016
	Pre-tax Income	Tax Impact	Net Income	Basic EPS	Pre-tax Income	Tax Impact	Net Income	Basic EPS
GAAP results	$29,154	$(6,481)	$23,171	$1.28	$33,449	$(10,194)	$24,178	$1.35
Loss on sale of business (2)	1,662	—	1,662	0.09	—	—	—	—
Key employee transition costs (1)	—	—	—	—	1,037	(355)	682	0.04
Adjusted results	$30,816	$(6,481)	$24,833	$1.37	$34,486	$(10,549)	$24,860	$1.39

Weighted average common shares				18,105				17,861

(1)

For the three and nine months ended March 27, 2016, the Company incurred key employee transition costs of $400 and $1,037, respectively, before tax, for transactions in the United States.  The Company estimates the tax benefit of these costs using a 35% tax rate, with no significant deferred tax components.  This includes transactions for Renewables, therefore, the amounts reflected here consider impacts to the valuation allowance and non-controlling interest.

(2)	For the nine months ended March 26, 2017, the Company incurred a loss on the sale of its investment in Renewables of $1,662. There is no tax impact for this transaction as the loss is non-deductible.

Working Capital and Adjusted Working Capital

See the discussion under the heading “Working Capital” within “Liquidity and Capital Resources” below.

Results of Operations

Third Quarter of Fiscal 2017 Compared to Third Quarter of Fiscal 2016

Consolidated Overview

The components of Net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts are presented in the table below.

	For the Three Months Ended
	March 26, 2017		March 27, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$160,896	100.0	$161,278	100.0	(0.2)
Cost of sales	139,766	86.9	137,914	85.5	1.3
Gross profit	21,130	13.1	23,364	14.5	(9.6)
Selling, general and administrative expenses	13,000	8.1	12,142	7.5	7.1
(Benefit) provision for bad debts	(92)	(0.1)	411	0.3	(122.4)
Other operating (income) expense, net	(885)	(0.6)	819	0.5	(208.1)
Operating income	9,107	5.7	9,992	6.2	(8.9)
Interest expense, net	699	0.5	718	0.5	(2.6)
Equity in earnings of unconsolidated affiliates	(1,600)	(1.0)	(4,167)	(2.6)	(61.6)
Income before income taxes	10,008	6.2	13,441	8.3	(25.5)
Provision for income taxes	831	0.5	4,166	2.6	(80.1)
Net income including non-controlling interest	9,177	5.7	9,275	5.7	(1.1)
Less: net loss attributable to non-controlling interest	—	—	(414)	(0.3)	(100.0)
Net income attributable to Unifi, Inc.	$9,177	5.7	$9,689	6.0	(5.3)

Consolidated Net Sales

Consolidated net sales for the current period decreased by $382, or 0.2%, as compared to the prior period, primarily due to soft domestic market conditions and unfavorable changes in sales mix, offset by strong PVA sales from our international operations.

Consolidated sales volumes increased 8.4%, attributable to continued growth in sales of PVA products in the International Segment. In Brazil, the Company capitalized on expansion of the synthetic yarn market coupled with market share gain due to the shutdown of a competitor in early 2016.  In Asia, the business has grown as brands and retail partners continue to utilize the Company’s global model, providing consistent PVA products to support customers’ global supply chains. The increase in International Segment sales volumes was partially offset by softness in the retail markets covered by NAFTA and CAFTA—DR, which adversely impacted the Polyester and Nylon Segments. As a result of two recent warm winters, weak retail selling seasons and associated inventory accumulation, domestic apparel brands and retailers continued a cautious ordering level throughout fiscal 2017, which led to sales volume declines for the Company’s domestic operations compared to the prior period.

Consolidated average sales prices decreased 8.4%, primarily attributable to (i) an unfavorable change in sales mix due to lower sales volumes of higher-priced textured, dyed and beamed yarns and higher sales volumes of lower-priced plastic bottle flake, Chip and POY in the Polyester Segment, (ii) lower Nylon Segment volumes and (iii) lower average selling prices in certain sectors of the International Segment due to an increase in staple fiber sales, partially offset by net favorable foreign currency translation of approximately $4,600 and an increase in PVA product sales, especially in the International Segment.  PVA products at the end of fiscal 2016 comprised 35% of net sales and the Company is on pace to achieve 10% to 15% PVA sales growth in fiscal 2017.

Consolidated Gross Profit

Gross profit for the current period decreased by $2,234, or 9.6%, as compared to the prior period, primarily due to (i) an inherent lag in implementing selling price adjustments for Polyester customers in response to recently rising virgin polyester raw material costs and (ii) a lower average selling price product mix, with lower sales volumes of higher-priced textured, dyed and beamed yarns and higher sales volumes of lower-priced plastic bottle flake, Chip and POY. These impacts were partially offset by (i) an overall increase in sales volumes, (ii) strong growth in PVA products, especially in the International Segment and (iii) net favorable foreign currency translation of approximately $900.

Further details regarding the changes in net sales and gross profit, by reportable segment, follow.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Three Months Ended
	March 26, 2017		March 27, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$90,267	100.0	$98,997	100.0	(8.8)
Cost of sales	81,730	90.5	85,730	86.6	(4.7)
Gross profit	8,537	9.5	13,267	13.4	(35.7)
Depreciation expense	3,636	4.0	2,733	2.8	33.0
Segment Profit	$12,173	13.5	$16,000	16.2	(23.9)

The change in net sales for the Polyester Segment is as follows:

Net sales for the prior period	$98,997
Decrease in average selling price and change in sales mix	(10,788)
Increase in sales volumes	2,058
Net sales for the current period	$90,267

The decrease in net sales for the Polyester Segment was attributable to lower sales prices as a result of an unfavorable change in sales mix due to lower sales volumes of higher-priced textured, dyed and beamed yarns and higher sales volumes of lower-priced plastic bottle flake, Chip and POY. Decreased sales volumes were primarily attributable to the challenging conditions in the domestic apparel market.  Heightened focus on inventory management and cautious ordering patterns by brands have resulted in significant headwinds for the textured polyester business where volumes have declined 5% versus the prior period.  However, sales volumes for the entire Polyester Segment increased 2.1%.

The change in Segment Profit for the Polyester Segment is as follows:

Segment Profit for the prior period	$16,000
Net decrease in underlying margins	(4,160)
Increase in sales volumes	333
Segment Profit for the current period	$12,173

The decrease in Segment Profit for the Polyester Segment was attributable to (i) a reduction in conversion margin resulting from increased virgin polyester raw material prices and (ii) the unfavorable change in sales mix described in the net sales analysis above. Underlying margins were also unfavorably impacted by start-up costs for the REPREVE® Bottle Processing Center. These items were partially offset by the profit generated from the increased sales volumes described above.

Polyester Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 56.1% and
47.4%, respectively, for the current period, compared to 61.4% and 59.2%, respectively, for the prior period.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Three Months Ended
	March 26, 2017		March 27, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$26,987	100.0	$29,533	100.0	(8.6)
Cost of sales	24,656	91.4	25,955	87.9	(5.0)
Gross profit	2,331	8.6	3,578	12.1	(34.9)
Depreciation expense	542	2.0	466	1.6	16.3
Segment Profit	$2,873	10.6	$4,044	13.7	(29.0)

The change in net sales for the Nylon Segment is as follows:

Net sales for the prior period	$29,533
Decrease in average selling price and change in sales mix	(1,405)
Decrease in sales volumes	(1,141)
Net sales for the current period	$26,987

The decrease in net sales for the Nylon Segment was attributable to (i) the transition of certain PVA programs from the Nylon Segment to the International Segment to meet customer-specific supply chain requirements and (ii) lower sales volumes resulting from soft domestic market conditions.

The change in Segment Profit for the Nylon Segment is as follows:

Segment Profit for the prior period	$4,044
Decrease in underlying margins	(1,015)
Decrease in sales volumes	(156)
Segment Profit for the current period	$2,873

The decrease in Segment Profit for the Nylon Segment was attributable to the shift of higher-margin PVA sales to the International Segment and the lower sales volumes described above.

Nylon Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 16.8% and 11.2%, respectively, for the current period, compared to 18.3% and 15.0%, respectively, for the prior period.

International Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Three Months Ended
	March 26, 2017		March 27, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$42,345	100.0	$31,092	100.0	36.2
Cost of sales	32,159	75.9	24,443	78.6	31.6
Gross profit	10,186	24.1	6,649	21.4	53.2
Depreciation expense	317	0.7	236	0.7	34.3
Segment Profit	$10,503	24.8	$6,885	22.1	52.5

The change in net sales for the International Segment is as follows:

Net sales for the prior period	$31,092
Increase in sales volumes	8,592
Net favorable foreign currency translation effects (Brazilian Real and Chinese Renminbi)	4,508
Decrease in average selling price and change in sales mix	(1,847)
Net sales for the current period	$42,345

The increase in net sales for the International Segment was attributable to (i) higher sales volumes at our Brazilian subsidiary due to increased demand for synthetic yarns, including air-covered PVA products for use in applications such as stretch denim, (ii) higher sales volumes at our Chinese subsidiary, which benefited from growth of PVA sales and the transition of certain programs from the Nylon Segment and (iii) favorable foreign currency translation due to the strengthening of the Brazilian Real (using a weighted average exchange rate of 3.14 Real/U.S. Dollar and 3.88 Real/U.S. Dollar for the current period and the prior period, respectively). These benefits were partially offset by a decrease in the average selling price in China due to (i) a greater mix of lower-priced staple fiber sales to several yarn manufacturers for a PVA apparel program and (ii) unfavorable foreign currency translation from the Chinese Renminbi.

The change in Segment Profit for the International Segment is as follows:

Segment Profit for the prior period	$6,885
Increase in sales volumes	1,894
Net favorable foreign currency translation effects (Brazilian Real and Chinese Renminbi)	902
Improvements in underlying margins	822
Segment Profit for the current period	$10,503

The increase in Segment Profit for the International Segment was attributable to (i) increased sales volumes, as described in the net sales analysis above, (ii) net favorable foreign currency translation effects due to the strengthening of the Brazilian Real versus the U.S. Dollar and (iii) improved margins in Brazil based on a greater mix of higher-margin PVA products.

International Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 26.3% and 40.9%, respectively, for the current period, compared to 19.3% and 25.4%, respectively, for the prior period.

Consolidated Selling, General and Administrative Expenses

The change in selling, general and administrative (“SG&A”) expenses is as follows:

SG&A expenses for the prior period	$12,142
Net increase for external service providers	1,862
Increase due to foreign currency translation	221
Decrease in sales, franchise and property taxes	(393)
Other net decreases	(832)
SG&A expenses for the current period	$13,000

Total SG&A expenses were higher for the current period compared to the prior period, primarily as a result of (i) a net increase in fees paid to external service providers, including legal, audit, tax, consulting, marketing and branding services and (ii) an increase due to foreign currency translation, primarily due to the strengthening of the Brazilian Real versus the U.S. Dollar. These increases were partially offset by various decreases, primarily employee-related costs and non-income related taxes.

Consolidated (Benefit) Provision for Bad Debts

The benefit to the current period reflects a decrease in the reserve against specifically identified customer balances in the Polyester Segment.

Consolidated Other Operating (Income) Expense, Net

The change in other operating (income) expense, net is primarily attributable to foreign currency transaction gains in the current period compared to foreign currency transaction losses and key employee transition costs in the prior period.

Consolidated Interest Expense, Net

Interest expense, net changed insignificantly from the prior period, as reflected below. Further analysis of insignificant changes is not meaningful.

	For the Three Months Ended
	March 26, 2017	March 27, 2016
Interest and fees on the ABL Facility	$723	$768
Other interest	238	217
Subtotal of interest on debt obligations	961	985
Other components of interest expense	(136)	(77)
Total interest expense	825	908
Interest income	(126)	(190)
Interest expense, net	$699	$718

Consolidated Earnings from Unconsolidated Affiliates

The components of earnings from unconsolidated affiliates are as follows:

	For the Three Months Ended
	March 26, 2017	March 27, 2016
Earnings from PAL	$(1,345)	$(3,630)
Earnings from nylon joint ventures	(255)	(537)
Total equity in earnings of unconsolidated affiliates	$(1,600)	$(4,167)
As a percentage of consolidated income before income taxes	16.0%	31.0%

The Company’s 34% share of PAL’s earnings decreased in the current period versus the prior period, which was primarily attributable to lower volumes and operating margins, mostly as a result of a challenging domestic cotton market.  The earnings from the nylon joint ventures experienced a decrease primarily due to softness in the nylon market, consistent with the results of the Nylon Segment, as well as higher raw material costs.

Consolidated Income Taxes

The change in consolidated income taxes is as follows:

	For the Three Months Ended
	March 26, 2017	March 27, 2016
Provision for income taxes	$831	$4,166
Effective tax rate	8.3%	31.0%

The effective tax rates for the periods presented above are lower than the U.S. statutory tax rate primarily due to foreign income being taxed at lower rates and a decrease in the valuation allowance for the Company’s investment in PAL, partially offset by losses in tax jurisdictions for which no tax benefit could be recognized and state and local income taxes net of federal benefits. Additionally, the effective tax rate for the three months ended March 26, 2017 includes the benefit of increased research and development credits, partially offset by a corresponding reduction in the domestic production activities deduction.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for the current period was $9,177, or $0.50 per basic share, compared to $9,689, or $0.54 per basic share, for the prior period.  The decrease was primarily attributable to the factors described in the discussions above, including (i) lower gross profit, (ii) higher SG&A expenses and (iii) lower earnings from both PAL and the nylon joint ventures, partially offset by (a) a lower effective tax rate, (b) the recognition of a benefit for bad debts and (c) foreign exchange favorability.

Year-To-Date Period of Fiscal 2017 Compared to Year-To-Date Period of Fiscal 2016

Consolidated Overview

The components of Net income attributable to Unifi, Inc., each component as a percentage of net sales, and the percentage increase or decrease over the prior nine-month period amounts are presented in the table below.

	For the Nine Months Ended
	March 26, 2017		March 27, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$476,020	100.0	$479,779	100.0	(0.8)
Cost of sales	409,213	86.0	413,618	86.2	(1.1)
Gross profit	66,807	14.0	66,161	13.8	1.0
Selling, general and administrative expenses	37,278	7.8	35,391	7.4	5.3
(Benefit) provision for bad debts	(554)	(0.1)	1,583	0.3	(135.0)
Other operating (income) expense, net	(636)	(0.1)	879	0.2	(172.4)
Operating income	30,719	6.4	28,308	5.9	8.5
Interest expense, net	1,976	0.4	2,189	0.5	(9.7)
Loss on sale of business	1,662	0.3	—	—	nm
Equity in earnings of unconsolidated affiliates	(2,073)	(0.4)	(7,330)	(1.5)	(71.7)
Income before income taxes	29,154	6.1	33,449	6.9	(12.8)
Provision for income taxes	6,481	1.3	10,194	2.1	(36.4)
Net income including non-controlling interest	22,673	4.8	23,255	4.8	(2.5)
Less: net loss attributable to non-controlling interest	(498)	(0.1)	(923)	(0.2)	(46.0)
Net income attributable to Unifi, Inc.	$23,171	4.9	$24,178	5.0	(4.2)

nm – Not meaningful

Consolidated Net Sales

Consolidated net sales for the current nine-month period decreased by $3,759, or 0.8%, as compared to the prior nine-month period, primarily due to soft domestic market conditions and unfavorable changes in sales mix, partially offset by strong PVA sales from our international operations.

Consolidated sales volumes increased 10.7%, attributable to continued growth in sales of PVA products in the International Segment and increased sales of plastic bottle flake, Chip and POY in the Polyester Segment. In Brazil, the Company capitalized on expansion of the synthetic yarn market coupled with market share gain due to the shutdown of a competitor in early 2016.  In Asia, the business has grown as global brands and retail partners continue to utilize the Company’s global model, providing consistent PVA products to support customers’ global supply chains. The increase in International Segment sales volumes was partially offset by softness in certain sectors of the domestic retail market adversely impacting the Polyester and Nylon Segments. Two recent warm winters and weak retail selling seasons, along with associated inventory accumulation caused domestic apparel brands and retailers to be cautious with orders during fiscal 2017.

Consolidated sales pricing decreased 11.4%, attributable to changes in the sales mix in our reportable segments, including (i) the transition of certain programs to the International Segment from the Nylon Segment (where the transitioned products carry a lower average selling price), (ii) a mix impact within the Polyester Segment due to a higher proportion of lower-priced polyester product sales, (iii) a mix impact from relative volume weakness for nylon products that typically carry a higher selling price and (iv) an increase in staple fiber sales in the International Segment for certain PVA apparel programs. The decrease in consolidated sales pricing was partially offset by increased sales of PVA products and a benefit from net favorable foreign currency translation compared to the prior nine-month period of approximately $7,900, primarily associated with the comparative increase in value of the Brazilian Real.

Consolidated Gross Profit

Gross profit for the current nine-month period was essentially flat as compared to the prior nine-month period, primarily due to (i) the increase in PVA product sales in the International Segment, (ii) an improvement in per-unit manufacturing costs for our subsidiary in Brazil due to increased volumes and (iii) net favorable foreign currency translation of approximately $1,300.  These benefits were partially offset as gross profit for the Polyester and Nylon Segments decreased due to (i) lower sales volumes, (ii) start-up costs associated with the new REPREVE® Bottle Processing Center in Reidsville, North Carolina and (iii) a lag in implementing selling price adjustments for customers in connection with recent increases in raw material costs.

Further details regarding the changes in net sales and gross profit, by reportable segment, follow.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior nine-month period amounts for the Polyester Segment are as follows:

	For the Nine Months Ended
	March 26, 2017		March 27, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$261,623	100.0	$288,017	100.0	(9.2)
Cost of sales	234,165	89.5	252,840	87.8	(7.4)
Gross profit	27,458	10.5	35,177	12.2	(21.9)
Depreciation expense	10,128	3.9	8,365	2.9	21.1
Segment Profit	$37,586	14.4	$43,542	15.1	(13.7)

The change in net sales for the Polyester Segment is as follows:

Net sales for the prior nine-month period	$288,017
Decrease in average selling price	(26,287)
Decrease in sales volumes	(107)
Net sales for the current nine-month period	$261,623

The decrease in net sales for the Polyester Segment was attributable to lower sales prices as a result of an unfavorable change in sales mix due to lower sales volumes of higher-priced textured, dyed and beamed yarns and higher sales volumes of lower-priced plastic bottle flake, Chip and POY.

The change in Segment Profit for the Polyester Segment is as follows:

Segment Profit for the prior nine-month period	$43,542
Net decrease in underlying margins	(5,749)
Start-up costs for bottle processing facility	(191)
Decrease in sales volumes	(16)
Segment Profit for the current nine-month period	$37,586

The decrease in Segment Profit for the Polyester Segment was attributable to (i) the impact of an unfavorable change in sales mix and lower sales volumes, as described in the net sales analysis above, (ii) start-up costs (excluding depreciation) for the new REPREVE® Bottle Processing Center in Reidsville, North Carolina and (iii) the impact of increasing virgin polyester raw material costs experienced in the current period.

Polyester Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 55.0% and 47.1%, respectively, for the current nine-month period, compared to 60.0% and 56.4%, respectively, for the prior nine-month period.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior nine-month period amounts for the Nylon Segment are as follows:

	For the Nine Months Ended
	March 26, 2017		March 27, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$83,784	100.0	$101,938	100.0	(17.8)
Cost of sales	75,693	90.3	87,272	85.6	(13.3)
Gross profit	8,091	9.7	14,666	14.4	(44.8)
Depreciation expense	1,582	1.9	1,414	1.4	11.9
Segment Profit	$9,673	11.6	$16,080	15.8	(39.8)

The change in net sales for the Nylon Segment is as follows:

Net sales for the prior nine-month period	$101,938
Decrease in sales volumes	(15,059)
Decrease in average selling price and change in sales mix	(3,095)
Net sales for the current nine-month period	$83,784

The decrease in net sales for the Nylon Segment was attributable to (i) lower sales volumes as a result of soft domestic market conditions in which nylon socks, ladies hosiery and intimates have experienced demand declines and (ii) the transition of certain PVA programs from the Nylon Segment to the International Segment to meet customer-specific supply chain requirements. The shift of PVA sales to the International Segment also adversely impacted the average selling price and sales mix.

The change in Segment Profit for the Nylon Segment is as follows:

Segment Profit for the prior nine-month period	$16,080
Decrease in underlying margins	(4,032)
Decrease in sales volumes	(2,375)
Segment Profit for the current nine-month period	$9,673

The decrease in Segment Profit for the Nylon Segment was attributable to (i) the shift of higher-margin PVA sales to the International Segment and (ii) the impact of lower sales on production volumes, driving higher unit manufacturing costs due to lower capacity utilization.

Nylon Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 17.6% and 12.1%, respectively, for the current nine-month period, compared to 21.2% and 20.8%, respectively, for the prior nine-month period.

International Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior nine-month period amounts for the International Segment are as follows:

	For the Nine Months Ended
	March 26, 2017		March 27, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$126,557	100.0	$85,275	100.0	48.4
Cost of sales	94,652	74.8	68,654	80.5	37.9
Gross profit	31,905	25.2	16,621	19.5	92.0
Depreciation expense	791	0.6	649	0.8	21.9
Segment Profit	$32,696	25.8	$17,270	20.3	89.3

The change in net sales for the International Segment is as follows:

Net sales for the prior nine-month period	$85,275
Increase in sales volumes	38,698
Net favorable foreign currency translation effects (Brazilian Real and Chinese Renminbi)	7,758
Decrease in average selling price and change in sales mix	(5,174)
Net sales for the current nine-month period	$126,557

The increase in net sales for the International Segment was attributable to (i) higher sales volumes of manufactured product at our Brazilian subsidiary due to increased demand for synthetic yarns, including air-covered PVA products for use in applications such as stretch denim, (ii) higher sales volumes at our Chinese subsidiary, which benefited from growth of PVA sales and the transition of certain programs from the Nylon Segment and (iii) favorable foreign currency translation due to the strengthening of the Brazilian Real (using a weighted average exchange rate of 3.22 Real/U.S. Dollar and 3.74 Real/U.S. Dollar for the current nine-month period and the prior nine-month period, respectively). These benefits were partially offset by a decrease in the average selling price in China due to (i) a greater mix of lower-priced staple fiber sales to several yarn manufacturers for a PVA apparel program and (ii) unfavorable foreign currency translation from the Chinese Renminbi.

The change in Segment Profit for the International Segment is as follows:

Segment Profit for the prior nine-month period	$17,270
Increase in sales volumes	7,808
Improvements in underlying margins	6,226
Net favorable foreign currency translation effects (Brazilian Real and Chinese Renminbi)	1,392
Segment Profit for the current nine-month period	$32,696

The increase in Segment Profit for the International Segment was attributable to (i) increased sales volumes, as described in the net sales analysis above, (ii) improved margins in Brazil based on a greater mix of higher-margin manufactured products (including PVA products) versus resale products and improved cost efficiency associated with greater production volumes and (iii) net favorable foreign currency translation effects due to the strengthening of the Brazilian Real versus the U.S. Dollar.

International Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 26.6% and 40.9%, respectively, for the current nine-month period, compared to 17.8% and 22.4%, respectively, for the prior nine-month period.

Consolidated Selling, General and Administrative Expenses

The change in SG&A expenses is as follows:

SG&A expenses for the prior nine-month period	$35,391
Net increase for external service providers	2,295
Increase in supplemental retirement plan expenses	509
Increase due to foreign currency translation	375
Decrease in sales, franchise and property taxes	(417)
Other net decreases	(875)
SG&A expenses for the current nine-month period	$37,278

Total SG&A expenses were higher for the current nine-month period compared to the prior nine-month period, primarily as a result of (i) a net increase in fees paid to external service providers, including legal, audit, tax, consulting, marketing and branding services, (ii) an increase in supplemental retirement plan expenses driven by comparatively stronger performance of the equity index benchmark and (iii) an increase in foreign currency translation primarily due to the strengthening of the Brazilian Real versus the U.S. Dollar, partially offset by a decrease in non-income related taxes and other net decreases, consisting primarily of employee-related costs.

Consolidated (Benefit) Provision for Bad Debts

The benefit to the current nine-month period reflects a decrease in the reserve against specifically identified customer balances in the Polyester and International Segments.

Consolidated Other Operating (Income) Expense, Net

The change in other operating (income) expense, net is primarily attributable to foreign currency transaction gains in the current nine-month period compared to foreign currency transaction losses and key employee transition costs in the prior nine-month period.

Consolidated Interest Expense, Net

Interest expense, net decreased $213 from the prior nine-month period, as reflected below.

	For the Nine Months Ended
	March 26, 2017	March 27, 2016
Interest and fees on the ABL Facility	$2,177	$2,221
Other interest	752	634
Subtotal of interest on debt obligations	2,929	2,855
Other components of interest expense	(498)	(147)
Total interest expense	2,431	2,708
Interest income	(455)	(519)
Interest expense, net	$1,976	$2,189

Interest on debt obligations increased in the current nine-month period compared to the prior nine-month period in connection with an increase in the weighted average interest rate from 2.6% to 2.8%. The increase in the average debt balance from $130,100 to $131,600 is insignificant.

The change in other components of interest expense from the prior nine-month period is primarily attributable to (i) an increase in capitalized interest, driven by a comparatively longer construction period for capital projects, and (ii) a more favorable change in the mark-to-market adjustment for the interest rate swap.

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

Consolidated Earnings from Unconsolidated Affiliates

The components of earnings from unconsolidated affiliates are as follows:

	For the Nine Months Ended
	March 26, 2017	March 27, 2016
Earnings from PAL	$(914)	$(5,214)
Earnings from nylon joint ventures	(1,159)	(2,116)
Total equity in earnings of unconsolidated affiliates	$(2,073)	$(7,330)
As a percentage of consolidated income before income taxes	7.1%	21.9%

The Company’s 34% share of PAL’s earnings decreased in the current nine-month period versus the prior nine-month period, which was primarily attributable to lower volumes and operating margins, mostly as a result of a challenging domestic cotton market.  The earnings from the nylon joint ventures experienced a decrease primarily due to softness in the nylon market, consistent with the results of the Nylon Segment.

Consolidated Income Taxes

The change in consolidated income taxes is as follows:

	For the Nine Months Ended
	March 26, 2017	March 27, 2016
Provision for income taxes	$6,481	$10,194
Effective tax rate	22.2%	30.5%

The effective tax rates for the periods presented above are lower than the U.S. statutory tax rate due to foreign income being taxed at lower rates and a decrease in the valuation allowance for the Company’s investment in PAL, partially offset by losses in tax jurisdictions for which no tax benefit could be recognized and state and local income taxes net of federal benefits. Additionally, the effective tax rate for the nine months ended March 26, 2017 includes the benefit of increased research and development credits, partially offset by a corresponding reduction in the domestic production activities deduction.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for the current nine-month period was $23,171, or $1.28 per basic share, compared to $24,178, or $1.35 per basic share, for the prior nine-month period.  The decrease was primarily attributable to (i) a $1,662 loss on sale of business recorded for the sale of Renewables, (ii) lower earnings from both PAL and the nylon joint ventures and (iii) an increase in SG&A expenses, partially offset by (a) the recognition of a benefit for bad debts, (b) a lower effective tax rate and (c) foreign exchange favorability.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures, debt service and stock repurchases.  The Company’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver, as described below.  For the current nine-month period, cash generated from operations was $29,286, and at March 26, 2017, excess availability under the ABL Revolver was $66,970.  Net debt was $104,184 at March 26, 2017, compared to $106,366 at June 26, 2016.

As of March 26, 2017, all of the Company’s $134,415 of debt obligations was guaranteed by certain of its domestic operating subsidiaries, while nearly all of the Company’s cash and cash equivalents was held by its foreign subsidiaries. Cash and cash equivalents held by such other subsidiaries may not be presently available to fund the Company’s domestic capital requirements, including its domestic debt obligations. The Company employs a variety of tax planning and financing strategies to ensure that its worldwide cash is available in the locations where it is needed. The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital and total debt obligations as of March 26, 2017:

	United States	Brazil	Others	Total
Cash and cash equivalents	$8	$2,754	$27,469	$30,231
Borrowings available under financing arrangements	66,970	—	—	66,970
Liquidity	$66,978	$2,754	$27,469	$97,201

Working capital	$81,630	$38,368	$46,914	$166,912
Total debt obligations	$134,415	$—	$—	$134,415

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

If excess availability under the ABL Revolver falls below the Trigger Level (as defined in the Amended Credit Agreement), a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.0 becomes effective. As of March 26, 2017, excess availability was $66,970 and the Trigger Level was $24,688.  The fixed charge coverage ratio at March 26, 2017 was 0.72 to 1.0. Management maintains the capability to quickly and easily improve the fixed charge coverage ratio utilizing existing cash resources.

As of March 26, 2017, the Company was in compliance with all financial covenants and the excess availability under the ABL Revolver was $66,970.  The Company had $400 of standby letters of credit, none of which have been drawn upon.

Construction Financing

In December 2015, the Company entered into an agreement with a third-party lender that provided for construction-period financing for certain build-to-suit assets. During the construction period, the Company recorded project costs to construction in progress and the corresponding liability to construction financing (within long-term debt).

As of March 26, 2017, construction was complete and the project costs were reclassified from construction in progress to capital lease assets. Accordingly, the principal balance of $13,235 is reflected within capital lease obligations, with $2,698 included in current maturities, and will amortize over 60 monthly payments with an interest rate of 3.8%.

Repreve Renewables, LLC

In September 2015, Renewables entered into a secured debt financing arrangement, having a borrowing capacity of $4,000, and subsequently borrowed $4,000 against such arrangement in October 2015. In connection with the agreement to sell the Company’s 60% equity ownership interest in Renewables, the Company deconsolidated the corresponding assets and liabilities. The Company has no joint and several liability for such debt.

Summary of Debt Obligations

The following table presents the total balances outstanding for the Company’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	March 26, 2017	March 26, 2017	June 26, 2016
ABL Revolver	March 2020	2.5%	$11,100	$6,200
ABL Term Loan (1)	March 2020	2.3%	97,500	90,250
Capital lease obligations	(2)	(3)	25,815	15,798
Construction financing	(4)	(4)	—	6,629
Renewables’ term loan	—	—	—	4,000
Renewables’ promissory note	—	—	—	135
Total debt			134,415	123,012
Current portion of capital lease obligations			(6,823)	(4,261)
Current portion of other long-term debt			(10,000)	(9,525)
Unamortized debt issuance costs			(1,118)	(1,421)
Total long-term debt			$116,474	$107,805

(1)     The weighted average interest rate as of March 26, 2017 for the ABL Term Loan includes the effects of the historical interest rate swap with a notional balance of $50,000.

(2)     Scheduled maturity dates for capital lease obligations range from May 2017 to November 2027.

(3)     Interest rates for capital lease obligations range from 2.7% to 4.6%.

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of the Company’s outstanding debt obligations for the remainder of fiscal 2017 and the fiscal years thereafter:

	Scheduled Maturities on a Fiscal Year Basis
	2017	2018	2019	2020	2021	Thereafter
ABL Revolver	$—	$—	$—	$11,100	$—	$—
ABL Term Loan	2,500	10,000	10,000	75,000	—	—
Capital lease obligations	1,707	6,852	6,891	5,322	2,555	2,488
Total	$4,207	$16,852	$16,891	$91,422	$2,555	$2,488

Further discussion of the terms and conditions of the Amended Credit Agreement and the Company’s existing indebtedness is included in Note 10, “Long-Term Debt.”

Working Capital

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	March 26, 2017	June 26, 2016
Cash and cash equivalents	$30,231	$16,646
Receivables, net	87,249	83,422
Inventories	109,647	103,532
Other current assets	18,321	8,292
Accounts payable	(43,756)	(41,593)
Accrued expenses	(15,178)	(18,474)
Other current liabilities	(19,602)	(15,241)
Working capital	166,912	136,584

Less: Cash and cash equivalents	(30,231)	(16,646)
Less: Other current assets	(18,321)	(8,292)
Less: Other current liabilities	19,602	15,241
Adjusted working capital	$137,962	$126,887

The increase in cash and cash equivalents reflects the strong performance of the Company’s international subsidiaries. The increase in receivables, net is primarily attributable to (i) higher sales in our Asian operations and (ii) a reduction in reserves. The increase in inventories is primarily attributable to higher raw material costs, a higher import duty rate in Brazil and higher quantities in our international subsidiaries in support of increased sales. The increase in other current assets is primarily attributable to an increase in income taxes receivable primarily due to the favorable depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015 and an increase in research and development credits. The change in accounts payable reflects the timing of vendor payments and purchasing activity. The decrease in accrued expenses is primarily attributable to the payment of amounts (i) for variable compensation earned in fiscal 2016 and (ii) to former executive officers. The increase in other current liabilities is related to the short-term portion of a capital lease obligation that commenced in the current period and an increase in the current portion of the ABL Term

Loan due to the provisions of the principal reset completed during the second quarter of fiscal 2017. Both working capital and Adjusted Working Capital are within the ranges anticipated by management.

Capital Projects

During the current nine-month period, the Company invested approximately $34,500 in capital projects. The most significant investments, in addition to maintenance, include: (i) the expansion of the REPREVE® Recycling Center in Yadkinville, North Carolina to accommodate a fourth production line, (ii) the construction of assets for production of specialized fibers in partnership with Eastman Chemical Company and (iii) the completion of the new REPREVE® Bottle Processing Center in Reidsville, North Carolina, all within the Polyester Segment. The REPREVE® Recycling Center expansion is intended to increase the Company’s capacity to produce recycled products for existing operations and potential markets. Both REPREVE® projects are centered around supporting the growing focus on recycling and sustainability, especially with the REPREVE® brand and its expanding portfolio.

Through the remainder of fiscal 2017, the Company expects to invest approximately an additional $5,500 in capital projects (for an anticipated total of $40,000 for the fiscal year), which includes (i) nearing completion of the fourth REPREVE® Recycling Center production line and (ii) additional machinery modifications to meet the ever-changing demands of the market and to support growth from the Company’s strategy to provide PVA products globally. The Polyester Segment is the primary beneficiary of these investments.

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

Stock Repurchase Program

The Company made no repurchases of its shares of common stock during the current period. As of March 26, 2017, the Company had repurchased a total of 3,147 shares, at an average price of $23.01 (for a total of $72,438, inclusive of commission costs), since January 2013, pursuant to its two Board-approved stock repurchase programs. As of March 26, 2017, approximately $27,600 remained available for repurchases under the current Board-approved stock repurchase program.

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

Cash Provided by Operating Activities

Net cash provided by operating activities decreased from $38,243 for the prior nine-month period to $29,286 for the current nine-month period. The significant components of cash provided by operating activities are summarized below.

	For the Nine Months Ended
	March 26, 2017	March 27, 2016
Net income including non-controlling interest	$22,673	$23,255
Loss on sale of business	1,662	—
Equity in earnings of unconsolidated affiliates	(2,073)	(7,330)
Subtotal (1)	22,262	15,925

Distributions received from unconsolidated affiliates	1,500	2,947
Deferred income taxes	6,305	7,015
Other changes	(781)	12,356
Net cash provided by operating activities	$29,286	$38,243

(1)	Subtotal eliminates fluctuations caused by changes in equity in earnings of unconsolidated affiliates and loss on sale of business. This calculation is not intended to represent a GAAP measure.

The decrease in net cash provided by operating activities is primarily due to an increase in working capital in the current nine-month period, as indicated in the Other changes above. Such increase in working capital is primarily attributable to an increase in receivables and inventories due to comparatively higher international sales and an increase in raw materials costs. The remaining change in net cash provided by operating activities relates to the timing of income tax payments and benefits for the Company’s domestic operations, primarily related to the favorable depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015 and an increase in research and development credits. Lastly, as PAL’s performance is comparatively weaker, routine tax distributions received by the Company have declined accordingly.

Cash Used in Investing Activities and Cash Provided by Financing Activities

The Company utilized $28,054 (net) for investing activities and received $12,288 (net) from financing activities during the current nine-month period.

Significant investing activities include $27,875 for capital expenditures, which primarily relate to the addition of machinery, equipment and infrastructure, especially for REPREVE®, and most notably for the Company’s new REPREVE® Bottle Processing Center in Reidsville, North Carolina, and for the fourth REPREVE® Recycling Center production line in Yadkinville, North Carolina as described above under the heading “—Capital Projects.”

Significant financing activities include $12,150 for net borrowings against the ABL Facility. These borrowings helped fund the investing activities described above.

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

Interest Rate Risk

The Company is exposed to interest rate risk through its borrowing activities. As of March 26, 2017, the Company had borrowings under its ABL Revolver and ABL Term Loan that totaled $108,600 and contained variable rates of interest; however, the Company hedges a portion of such interest rate variability using an interest rate swap.  After considering the variable rate debt obligations that have been hedged and the Company’s outstanding debt obligations with fixed rates of interest, the Company’s sensitivity analysis shows that a 50-basis point increase in LIBOR as of March 26, 2017 would result in an increase of $293 in annual interest expense.

Foreign Currency Exchange Rate Risk

The Company conducts its business in various foreign countries and in various foreign currencies. Each of the Company’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose the Company to foreign currency exchange rate risk.  The Company may enter into foreign currency forward contracts to hedge this exposure. The Company may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of March 26, 2017, the Company had no material outstanding foreign forward currency contracts.

A significant portion of raw materials purchased by the Company’s Brazilian subsidiary is denominated in U.S. Dollars, requiring the Company to regularly exchange Brazilian Real. During recent fiscal years, and most notably in fiscal 2015, the Company was negatively impacted by a devaluation of the Brazilian Real. However, in recent quarters, the Brazilian Real has been relatively stable in relation to the U.S. Dollar.  Predicting fluctuations in the Brazilian Real is impracticable.

As of March 26, 2017, the Company’s subsidiaries outside the United States, whose functional currency is other than the U.S. Dollar, held approximately 14% of the Company’s consolidated total assets. The Company does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of March 26, 2017, $26,738, or 88%, of the Company’s cash and cash equivalents was held outside the United States, of which approximately $21,570 was held in U.S. Dollar equivalents.

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

As of March 26, 2017, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 26, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows.

Item 1A.	Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A. Risk Factors” in the 2016 Form 10-K.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

3.2	Amended and Restated By-laws of Unifi, Inc., as of October 26, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

10.1+*	Form of Incentive Stock Option Agreement for use in connection with the Unifi, Inc. 2013 Incentive Compensation Plan.

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following financial information (unaudited) from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2017, filed on May 4, 2017, formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: May 4, 2017	By:	/s/ SEAN D. GOODMAN
Sean D. Goodman
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

3.2	Amended and Restated By-laws of Unifi, Inc., as of October 26, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

10.1+*	Form of Incentive Stock Option Agreement for use in connection with the Unifi, Inc. 2013 Incentive Compensation Plan.

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following financial information (unaudited) from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2017, filed on May 4, 2017, formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.