Form 10-K
period 2017-06-25
UNIFI INC
filed 2017-09-01
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 25, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number: 1-10542

UNIFI, INC.

(Exact name of registrant as specified in its charter)

New York	11-2165495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7201 West Friendly Avenue

Greensboro, North Carolina 27410

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (336) 294-4410

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	New York Stock Exchange

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

As of December 23, 2016, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $513,765,262.  The registrant has no non-voting stock.

As of August 23, 2017, the number of shares of the registrant’s common stock outstanding was 18,250,743.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent described herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals.  Statements expressing expectations regarding our future, or projections or estimates relating to products, sales, revenues, expenditures, costs or earnings, are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on management’s beliefs, assumptions and expectations about our future economic performance, considering the information currently available to management.  The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “strive” and words of similar import, or the negative of such words, identify or signal the presence of forward-looking statements.  These statements are not statements of historical fact; they involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition that we express or imply in any forward-looking statement.  Factors that could contribute to such differences include, but are not limited to:

•	the competitive nature of the textile industry and the impact of global competition;
•	changes in the trade regulatory environment and governmental policies and legislation;
•	the availability, sourcing and pricing of raw materials;
•	general domestic and international economic and industry conditions in markets where the Company competes, including economic and political factors over which the Company has no control;
•	changes in consumer spending, customer preferences, fashion trends and end-uses for products;
•	the financial condition of the Company’s customers;
•	the loss of a significant customer;
•	the success of the Company’s strategic business initiatives;
•	volatility of financial and credit markets;
•	the ability to service indebtedness and fund capital expenditures and strategic initiatives;
•	availability of and access to credit on reasonable terms;
•	changes in foreign currency exchange, interest and inflation rates;
•	fluctuations in production costs;
•	the ability to protect intellectual property;
•	employee relations;
•	the impact of environmental, health and safety regulations;
•	the operating performance of joint ventures and other equity investments;
•	the accurate financial reporting of information from equity method investees; and
•	other factors discussed below in “Item 1A. Risk Factors” or the Company’s other periodic reports and information filed with the Securities and Exchange Commission.

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

UNIFI, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 25, 2017

Fiscal Year

The fiscal year end for Unifi, Inc. and its subsidiary in El Salvador ends on the last Sunday in June. Unifi, Inc.’s fiscal 2017, 2016 and 2015 ended on June 25, 2017, June 26, 2016 and June 28, 2015, respectively. Unifi, Inc.’s Brazilian, Chinese, Colombian and Sri Lankan subsidiaries’ fiscal years end on June 30th. There were no significant transactions or events that occurred between the fiscal year ends of Unifi, Inc. and its wholly owned subsidiaries. Unifi, Inc.’s fiscal 2017, 2016 and 2015 all consisted of 52 fiscal weeks.

Presentation

All amounts, except per share amounts, are presented in thousands (000s), unless otherwise noted.

PART I

Item 1.	Business

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “UNIFI,” the “Company,” “we,” “us” or “our”), is a multi-national company that manufactures and sells innovative synthetic and recycled products made from polyester and nylon primarily to other yarn manufacturers and knitters and weavers that produce fabric for the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets. UNIFI’s polyester products include plastic bottle flake, polyester polymer beads (“Chip”), partially oriented yarn (“POY”), and textured, solution and package dyed, twisted, beamed and draw wound yarns. Each yarn product is available in virgin or recycled varieties, where the recycled varieties are made from both pre-consumer and post-consumer waste, including plastic bottles. UNIFI’s nylon products include textured, solution dyed and spandex covered yarns.

UNIFI maintains one of the textile industry’s most comprehensive yarn product offerings that include specialized yarns, premium value-added (“PVA”) yarns and commodity yarns, with principal geographic markets in the Americas and Asia.

UNIFI has manufacturing operations in four countries and participates in joint ventures in Israel and the United States, the most significant of which is a 34% non-controlling partnership interest in Parkdale America, LLC (“PAL”), a significant unconsolidated affiliate that produces cotton and synthetic yarns for sale to the global textile industry and apparel market. We believe the investment in PAL provides strategic diversification for UNIFI’s overall business in response to global textile trends. PAL is a limited liability company treated as a partnership for income tax reporting purposes.

UNIFI has three reportable segments:

•

The Polyester Segment sells polyester-based products primarily to other yarn manufacturers and knitters and weavers that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial and other end‑use markets.  The Polyester Segment consists of sales and manufacturing operations in the United States and El Salvador.

•

The Nylon Segment sells nylon-based products to knitters and weavers that produce fabric primarily for the apparel and hosiery markets.  The Nylon Segment consists of sales and manufacturing operations in the United States and Colombia.

•

The International Segment sells polyester-based products to knitters and weavers that produce fabric for the apparel, home furnishings, automotive, industrial and other end-use markets primarily in South America and Asia.  The International Segment includes a manufacturing location in Brazil and sales offices in Brazil, China and Sri Lanka.

Other information for UNIFI’s reportable segments is provided in Note 25, “Business Segment Information,” to the accompanying consolidated financial statements.  In addition to UNIFI’s reportable segments, UNIFI conducts certain ancillary operations that include for-hire transportation services, which comprise an All Other category. The ancillary operations classified within All Other are immaterial to UNIFI’s consolidated financial statements.

Operating and Strategic Overview

UNIFI reported net income of $32,875, or $1.81 per basic share, for fiscal 2017. Such results reflect growth in sales of PVA products, especially in the International Segment, which was partially offset by (i) a difficult domestic environment, (ii) increased selling, general and administrative (“SG&A”) expenses for strategic planning, talent acquisition and commercial expansion and (iii) lower earnings from equity affiliates. Additionally, in fiscal 2017, UNIFI faced periods of fluctuating virgin polyester raw material costs, temporarily depressing the Polyester Segment’s gross margins, but benefited from (a) the recognition of a benefit for bad debts, (b) a lower effective tax rate and (c) favorable foreign currency exchange rates. The International Segment continued strong performance and growth due to the global success of UNIFI’s PVA portfolio, along with the shutdown of a competitor in Brazil in early calendar 2016.  The Polyester and Nylon Segments both experienced a difficult domestic environment, challenged by weak retail selling seasons and cautious ordering patterns from brands and retailers.

We believe UNIFI’s successful performance during recent fiscal years reflects the strength of our global initiative to deliver PVA products and solutions to customers and brand partners throughout the world. Our supply chain has been developed and enhanced in multiple regions of the globe, particularly in the Americas and Asia, allowing us to deliver a diverse range of synthetic fibers and polymers to key customers in the markets we serve, especially apparel. These polyester and nylon products are supported by quality assurance, product development and other customer service teams across UNIFI’s operating subsidiaries. We have developed this successful operating platform by: improving operational and business processes; enriching the product mix by growing sales of higher-margin PVA products; and deriving value from sustainability-based initiatives, including polyester and nylon recycling.

This platform has provided favorable results and growth in our core operations during recent fiscal years, and has been augmented by significant capital investments that support the production and delivery of sustainable and innovative solutions. In order to achieve further growth, UNIFI is committed to investing in four strategic and synergistic initiatives:

1.	Commercial expansion;
2.	Technology and innovation;
3.	Strategic partnerships; and
4.	People and teams.

Growth in commercial expansion involves capitalizing on the existing operational excellence and brand partnerships that underlie UNIFI’s core competencies. We believe that increasing the awareness for recycled solutions in applications across fibers and polymers, particularly with performance and aesthetic characteristics, and furthering sustainability-based initiatives with like-minded brand partners will be key to our future success. With leading technology for performance yarns and recycling that satisfies today’s consumers, UNIFI intends to continue to grow its commercial capabilities across global markets.

Establishing the existing portfolio of technologies and capabilities was a significant accomplishment, allowing REPREVE® to grow into a premier synthetic fiber.  We believe that further commercial expansion will require a continued stream of new technology and innovation that generates products with consumer-meaningful benefits. Along with REPREVE®, the Company has significant yarn technologies that provide optimal performance characteristics for today’s marketplace, including moisture management, temperature moderation, and fire retardation. To achieve further growth, UNIFI plans to invest in expanding technology and innovation, bringing to market the next wave of fibers and polymers for tomorrow’s applications.

Growth will also require strategic partnerships. With a changing retail landscape and a dynamic consumer, brands are demanding fast fashion and localized supply chains. In order to capitalize on these shifts, we expect to identify, qualify and execute partnerships that expand our global footprint in strategic regions. As Central America and Asia remain significant components of the global supply chain, UNIFI will be diligent in exploring partnerships that advance our existing growth platform in these regions.

Properly executing on these initiatives will require investment in UNIFI’s people and teams. With a strong culture of quality and operational excellence, UNIFI will work to further train, develop and expand its teams in order to properly support growth initiatives for future success. We expect this to result in increased SG&A expenses as we invest across the organization and global subsidiaries.

Executing on these initiatives is expected to drive expansion in gross margins and should lead to an increase in revenue and profitability.

Further discussion of the significant components of UNIFI’s recent success and its capital allocation strategies is included in this Annual Report on Form 10-K (this “Annual Report”).

PVA Products and REPREVE®

UNIFI remains committed to growing the business for its PVA products and believes its research and development work with brands and retailers continues to create new worldwide sales opportunities.  UNIFI’s goal is to continue to increase its global PVA sales by more than 10% per year to generate overall mix enrichment and margin gains.  UNIFI’s PVA products represented approximately 40% of consolidated net sales in fiscal 2017.  The Company’s strategy of enhancing its product mix through a focus on PVA products has helped establish UNIFI as an innovation leader in its core markets and provides some insulation from the pressures of low-priced commodity yarn imports.

REPREVE®, the flagship brand in UNIFI’s PVA portfolio, is also our fastest growing PVA product line.  As part of our efforts to expand consumer brand recognition of REPREVE®, UNIFI has developed recycling-focused sponsorships with various franchises and entities that span across sporting, music and outdoor events. The increasing success and awareness of the REPREVE® brand continues to provide new opportunities for growth, allowing us to expand into new end-uses and markets for REPREVE®, as well as continuing to grow the brand with current customers.  UNIFI has gained traction with global brands and retailers who obtain value and lasting consumer interest from the innovation and sustainability aspects that REPREVE® provides.

PVA Expansion and Capital Investments

Beginning in fiscal 2015, UNIFI began a significant three-year capital investment plan to increase its PVA capabilities and capacity, expand its technological foundation and customize its asset base to improve its ability to deliver small-lot and high-value solutions.

During fiscal 2017, we invested approximately $40,000 in capital projects (including amounts funded by a construction financing agreement). The most significant project was the completion of the REPREVE® Bottle Processing Center at UNIFI’s existing facility in Reidsville, North Carolina. This bottle processing plant is expected to convert 2 billion plastic bottles into 75 million pounds of plastic bottle flake annually, to support our growing focus on recycling and sustainability, especially with the REPREVE® brand and its expanding portfolio. In addition to ongoing maintenance, UNIFI also made investments towards (i) completing the fourth REPREVE® Recycling Center production line, (ii) installing bi-component spinning machinery to produce specialized high-value yarns and (iii) additional machinery modifications to meet the ever-changing demands of the market, in support of the PVA product portfolio. These investments were primarily for the Polyester Segment.

In fiscal 2018, UNIFI expects to invest an additional $35,000 in capital projects, which include (i) placing equipment in Asia in support of our expanding product portfolio and growth opportunities in that region, (ii) completing the fourth production line in the REPREVE® Recycling Center, (iii) making further improvements in production capabilities and technology enhancements in the Americas and (iv) annual maintenance capital expenditures.

UNIFI intends to ensure maintenance capital expenditures are sufficient to allow continued high-efficiency production. Our goal for the REPREVE® Bottle Processing Center is to continue support of REPREVE® by securing a stream of high-quality raw materials. This, combined with technology advancements in recycling that will be incorporated into the REPREVE® Recycling Center, will enhance our ability to continue to grow REPREVE® into other markets, such as nonwovens, carpet fiber and packaging.

In addition to UNIFI’s recent three-year capital investment plan, PAL completed two business combinations in fiscal 2015, in an effort to increase its regional manufacturing capacity and expand its product offerings and customer base.

•

In August 2014, PAL paid $10,125 to acquire the remaining 50% ownership interest in a yarn manufacturer based in Mexico in which PAL was historically a 50% holder. PAL recorded acquired net assets of approximately $23,600 from the transaction.

•

In February 2015, PAL purchased two U.S. manufacturing facilities, plus inventory, for approximately $13,000 in cash, and entered into a yarn supply agreement with the seller. PAL recorded acquired net assets of approximately $19,400 from the transaction.

Stock Repurchases

In addition to capital investments, UNIFI may utilize excess cash for strategic stock repurchases. Pursuant to an initial $50,000 stock repurchase program approved by UNIFI’s Board of Directors (the “Board”) in January 2013, UNIFI began periodic strategic repurchases of its common stock.  That $50,000 repurchase program was completed in March 2014. In April 2014, the Board approved a second $50,000 stock repurchase program.  As of June 25, 2017, UNIFI had repurchased a total of 3,147 shares, at an average price of $23.01, under these programs, and $27,603 remained available for repurchases under the current program.  UNIFI will continue to evaluate opportunities to use excess cash flow from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and fund future strategic growth opportunities.

Developments in Principal Markets

Leading up to fiscal 2017, apparel production experienced multi-year growth in the regions covered by the North American Free Trade Agreement (“NAFTA”) and the Dominican Republic—Central America Free Trade Agreement (“CAFTA-DR”), which comprise the principal markets for UNIFI’s Polyester and Nylon Segments. The share of synthetic apparel production for these regions as a percentage of U.S. retail stabilized at approximately 17% to 18%, while retail consumption grew, especially for apparel made with synthetic yarns. The CAFTA-DR region, which continues to be a competitive alternative to Asian supply chains for textile products, maintained its share of synthetic apparel supply to U.S. retailers. The share of synthetic apparel versus cotton apparel increased and provided growth for the consumption of synthetic yarns within the CAFTA-DR region.

In fiscal 2017, UNIFI’s operations in the NAFTA and CAFTA-DR regions experienced demand declines as the retail and apparel markets experienced difficult conditions characterized by reduced retail traffic, a weak winter selling season and growth in online sales channels. These factors combined to cause bankruptcies, store closures and other transformations for traditional retail enterprises. As consumers demand fast fashion, personalized experiences and omni-channel outlets, the retail market and its supply chain is expected to change. Transformational requirements for the supply chain are not yet clear but will be an integral part of UNIFI’s initiatives going forward.

UNIFI’s Brazilian subsidiary is primarily impacted by price pressures from imported fiber, fabric and finished goods, the inflation rate in Brazil and changes in the value of the Brazilian Real.  In Brazil, UNIFI continues to (i) aggressively pursue mix enrichment by working with customers to develop programs using our differentiated products and our PVA yarns and (ii) implement process improvements and manufacturing efficiency gains to help lower per-unit costs.

UNIFI’s Asian operations remain an important part of UNIFI’s global PVA strategy, enhancing our ability to service customers with global supply chains.  Interest and demand for UNIFI’s PVA products in Asia have helped support strong sales volumes in recent years. We are encouraged by programs undertaken with key brands and retailers that benefit from the diversification and innovation of our global PVA solutions. UNIFI’s operations in China and Sri Lanka experienced strong performance and growth in fiscal 2017. Looking ahead, certain brand partners have expressed additional interest in sourcing UNIFI’s products in Vietnam.

As we expand our global operations, we will continue to evaluate the level of capital investment required to support the needs of our customers and intend to appropriately allocate our resources accordingly.

Industry Overview

UNIFI operates in the textile industry and, within that broad category, the respective markets for yarns, fabrics, fibers and end-use products, such as apparel and hosiery, automotive, industrial products and home furnishings.  Even though the textile industry is global, there are several distinctive regional or other geographic markets that often shape the business strategies and operations of participants in the industry.  Because of free trade agreements and other trade regulations entered into by the U.S. government, the U.S. textile industry, which is otherwise a distinctive geographic market on its own, is often considered in conjunction with other geographic markets or regions in North, South and Central America, such as the regions covered by NAFTA and CAFTA-DR.  The Company’s principal markets for its domestic operations are in the regions covered by NAFTA and CAFTA-DR, which together include the countries of Canada, Mexico, Costa Rica, Guatemala, Honduras, El Salvador, Nicaragua, the Dominican Republic and the United States.

According to data compiled by PCI Xylenes & Polyesters, a global leader in research and analysis for the polyester and raw materials markets, global demand for polyester yarns, which includes both filament and staple yarns, has grown steadily since 1980, and, in calendar year 2003, polyester replaced cotton as the fiber with the largest percentage of worldwide sales.  In calendar year 2016, global polyester consumption accounted for an estimated 55% of global fiber consumption, and global demand is projected to increase by approximately 3% to 4% annually through 2020.  In calendar year 2016, global nylon consumption accounted for an estimated 5% of global fiber consumption.  Softness in the U.S. retail markets during fiscal 2017 had an unfavorable impact on UNIFI’s Nylon Segment. Additionally, due to the higher cost of nylon, the industry may transition certain products from nylon to polyester. The polyester and nylon fiber sectors together accounted for approximately 62% of North American textile consumption during calendar year 2016.

According to the National Council of Textile Organizations, the U.S. textile industry’s total shipments were approximately $61.8 billion for calendar year 2016.  During that period, the U.S. textile and apparel industry exported nearly $26.3 billion of textile and apparel products, and exports have grown by approximately 30% since 2009, an increase of over $6.1 billion. The U.S. textile industry remains a large manufacturing employer in the United States.

Trade Regulation and Rules of Origin

The duty rate on imports into the United States of finished apparel categories that utilize polyester and nylon yarns generally range from 16% to 32%. For many years, imports of fabric and finished goods into the United States have increased significantly from countries that do not participate in free trade agreements or trade preference programs, despite duties charged on those imports. The primary drivers for that growth were lower overseas operating costs, foreign government subsidization of textile industries, increased overseas sourcing by U.S. retailers, the entry of China into the World Trade Organization and the staged elimination of all textile and apparel quotas. Although global apparel imports represent a significant percentage of the U.S. market, Regional FTAs (as defined below), which follow general “yarn forward” rules of origin, provide duty free advantages for apparel made from regional fibers, yarns and fabrics, allowing UNIFI opportunities to participate in this growing market.

A significant number of UNIFI’s customers in the apparel market produce finished goods that meet the eligibility requirements for duty-free treatment in the regions covered by NAFTA, CAFTA-DR, and the Colombia and Peru free trade agreements (collectively, the “Regional FTAs”). These Regional FTAs contain rules of origin requirements in order for covered products to be eligible for duty-free treatment. In the case of textiles such as fabric, yarn (such as POY), fibers (filament and staple) and certain garments made from them, the products are generally required to be fully formed within the respective regions. UNIFI is the largest filament yarn manufacturer, and one of the few producers of qualifying synthetic yarns, in the regions covered by these agreements. On May 18, 2017, the Trump Administration formally notified Congress of its intent to renegotiate NAFTA. The United States has a positive trade balance in the textile and apparel sector in NAFTA and the Company anticipates any modifications or updates to the agreement in this sector will not significantly impact textile and apparel trade in the NAFTA region.

U.S. legislation commonly referred to as the “Berry Amendment” stipulates that certain textile and apparel articles purchased by the U.S. Department of Defense must be manufactured in the United States and must consist of yarns and fibers produced in the United States. UNIFI is the largest producer of synthetic yarns for Berry Amendment compliant purchasing programs.

UNIFI refers to fibers sold with specific rules of origin requirements under the Regional FTAs and the Berry Amendment, as “Compliant Yarns.”  Approximately two-thirds of UNIFI’s sales within the Polyester and Nylon Segments are sold as Compliant Yarns under the terms of the Regional FTAs or the Berry Amendment.

UNIFI believes the requirements of the rules of origin and the associated duty-free cost advantages in the Regional FTAs, together with the Berry Amendment and the growing demand for supplier responsiveness and improved inventory turns, will ensure that a portion of the existing textile industry will remain based in the Americas. UNIFI expects that the NAFTA and CAFTA-DR regions will continue to maintain their share of apparel production as a percentage of U.S. retail. UNIFI believes the remaining synthetic apparel production within these regional markets is more specialized and defensible, and, in some cases, apparel producers are bringing programs back to the regions as part of a balanced sourcing strategy for some brands and retailers.  Because UNIFI is the largest of only a few significant producers of Compliant Yarns under these Regional FTAs, one of UNIFI’s business strategies is to continue to leverage its eligibility status for duty-free processing to increase its share of business with regional and domestic fabric producers who ship their products into these regions.

Over the longer term, the textile industry in the NAFTA and CAFTA-DR regions is expected to continue to be impacted by Asian supply chains where costs are much lower and regulation is limited. However, during fiscal 2017, one of the first acts of the Trump Administration was to withdraw from the Trans-Pacific Partnership Agreement, a free trade agreement that could have resulted in significant pressure on the Regional FTA supply chain.

Competition

The industry in which UNIFI operates is global and highly competitive.  UNIFI competes not only as a global yarn producer, but also as part of a regional supply chain for certain textile products.  For sales of Compliant Yarns, UNIFI competes with a limited number of foreign and domestic producers of polyester and nylon yarns.  For sales of non-Compliant Yarns, UNIFI competes with a larger number of foreign and domestic producers of polyester and nylon yarns who can meet the required customer specifications of quality, reliability and timeliness. UNIFI is affected by imported textile, apparel and hosiery products, which adversely impact demand for UNIFI’s polyester and nylon products in certain of its markets.  Several foreign competitors in UNIFI’s supply chain have significant competitive advantages, including lower wages, raw material costs and capital costs, and favorable foreign currency exchange rates against the U.S. Dollar, any of which could make UNIFI’s products, or the related supply chains, less competitive. While competitors have traditionally focused on high-volume commodity products, they are now increasingly focused on specialty and PVA products that UNIFI historically has been able to leverage to generate higher margins.

UNIFI’s major competitors for polyester yarns are O’Mara, Inc. and NanYa Plastics Corp. of America (“NanYa”) in the United States; AKRA, S.A. de C.V. in the NAFTA region; and C S Central America S.A. de C.V. in the CAFTA-DR region.  UNIFI’s major competitor in Brazil is Avanti Industria Comercio Importacao e Exportacao Ltda., among other traders of imported yarns and fibers.  UNIFI’s operations in Asia face competition from multiple yarn manufacturers in that region and identification of them is not feasible. However, almost all of our portfolio in that region is advantaged by PVA products.

UNIFI’s major competitors for nylon yarns are Sapona Manufacturing Company, Inc. and McMichael Mills, Inc. in the United States.

Raw Materials, Suppliers and Sourcing

The primary raw material supplier for the Polyester Segment of Chip and POY is NanYa.  For the International Segment, Reliance Industries, Ltd. is the main supplier of POY.  The primary suppliers of POY for the Nylon Segment are HN Fibers, Ltd., U.N.F. Industries Ltd. (“UNF”), UNF America, LLC (“UNFA”), Invista S.a.r.l. (“INVISTA”), Universal Premier Fibers, LLC and Nilit US (“Nilit”).  Each of UNF and UNFA is a 50/50 joint venture between UNIFI and Nilit.  Currently, there are multiple domestic and foreign suppliers available to fulfill UNIFI’s sourcing requirements for its recycled products.

UNIFI produces and buys certain of its raw material fibers for Compliant Yarns from a variety of sources in both the United States and Israel.  UNIFI produces a portion of its Chip requirements in its REPREVE® Recycling Center and purchases the remainder of its requirements from external suppliers for use in its spinning facility to produce POY.  In addition, UNIFI purchases nylon and polyester products for resale from various suppliers.  Although UNIFI does not generally have difficulty obtaining its raw material requirements, UNIFI has, in the past, experienced interruptions or limitations in the supply of certain raw materials.

In addition to the expected benefits to UNIFI’s financial results, the bottle processing facility in Reidsville, North Carolina now provides a high-quality source of plastic bottle flake for the REPREVE® Recycling Center as well as for sale to external parties. Combined with recent technology advancements in recycling, we believe the bottle flake produced at the bottle processing facility will enhance our ability to grow REPREVE® into other markets, such as nonwovens, carpet fiber and packaging.

The prices of the principal raw materials used by UNIFI continuously fluctuate, and it is difficult, and often impossible, to predict trends or upcoming developments.  During fiscal 2017, UNIFI operated during a predominantly increasing virgin polyester raw material cost environment.  During fiscal 2016, UNIFI experienced a general decline in raw material prices.  UNIFI believes that polyester raw material cost fluctuations during most of fiscal 2017 were a result of volatility in the crude oil markets. The continuing volatility in global crude oil prices is likely to impact UNIFI’s polyester and nylon raw material costs, but it is not possible to predict the timing or amount of the impact or whether the movement in crude oil prices will stabilize, continue or reverse. In any event, UNIFI monitors these dynamic factors closely.

Products, Technologies and Related Markets

UNIFI manufactures polyester yarn and related products in the United States, El Salvador and Brazil, and nylon yarns in the United States and Colombia, for a wide range of end-uses.  In addition, UNIFI purchases certain yarns and staple fiber for resale to its customers around the globe.  PVA products comprised approximately 40%, 35% and 30% of consolidated net sales for fiscal 2017, 2016 and 2015, respectively.  UNIFI provides products to a variety of end-use markets, principally apparel, industrial, furnishings and automotive.

The domestic apparel market, which includes hosiery, represents approximately 61% of UNIFI’s domestic sales.  Apparel retail sales, supply chain inventory levels and strength of the regional supply base are vital to this market.

The domestic industrial market represents approximately 18% of UNIFI’s domestic sales. This market includes medical, belting, tapes, filtration, ropes, protective fabrics and awnings.

The domestic furnishings market, which includes both contract and home furnishings, represents approximately 9% of UNIFI’s domestic sales.  Furnishings sales are largely dependent upon the housing market, which in turn is influenced by consumer confidence and credit availability.

The domestic automotive market represents approximately 7% of UNIFI’s domestic sales and has been less susceptible to import penetration because of the exacting specifications and quality requirements often imposed on manufacturers of automotive fabrics, along with just-in-time delivery requirements.  Effective customer service and prompt response to customer feedback are logistically more difficult for an importer to provide.

UNIFI also adds value to the overall supply chain for textile products, and increases consumer demand for UNIFI’s own products, through the development and introduction of branded yarns and technologies that provide unique sustainability, performance, comfort and aesthetic advantages.  UNIFI’s branded portion of its yarn portfolio continues to provide product differentiation to brands, retailers and consumers, and it includes products such as:

•

REPREVE®, a family of eco-friendly products made from recycled materials.  Since its introduction in 2006, REPREVE® has been UNIFI’s most successful branded product.  UNIFI’s recycled fibers may also be enhanced, similarly to virgin products, to provide certain performance and/or functional properties to various types of fabrics and end products.

•	Sorbtek®, a permanent moisture management yarn primarily used in performance base-layer applications, compression apparel, athletic bras, sports apparel, socks and other non-apparel related items.
•	Reflexx®, a family of stretch yarns that can be found in a wide array of end-use applications, from home furnishings to performance wear and from hosiery and socks to work wear and denim.

•

XS, yarns that take advantage of a non-traditional cross-section construction created during the spinning process. The cross-section is able to provide certain performance and/or functional characteristics in multiple end-uses due to its resulting chemical and physical attributes.

•	Cotton-like®, a soft, lofty yarn that looks and feels like cotton, but offers the superior performance of synthetic fibers and no fading.
•	A.M.Y. ®, a yarn with permanent antimicrobial properties for odor control.

UNIFI’s branded yarns can be found in a variety of products of well-known brands, retailers and department stores, including Ford, Haggar, Polartec, The North Face, Patagonia, Quiksilver, Roxy, Volcom, Perry Ellis, General Motors, Pottery Barn, adidas, Reebok, Nike, New Era, MJ Soffe, Abercrombie & Fitch, Levi’s, H&M, TARGET, Express, Costco Wholesale, REI, Cabela’s, JCPenney, Macy’s, Kohl’s and Belk.

In addition to the above brands and products, UNIFI combines its research and development efforts with the demands of customers and markets to develop innovative technologies that enhance yarn characteristics. Application of these technologies allows for various, separate benefits, including, among other things, water repellency, flame retardation, thermal regulation, enhanced color-fastness achieved with less water use and protection from ultra-violet rays.

Customers

UNIFI’s Polyester Segment has approximately 350 customers, its Nylon Segment has approximately 140 customers and its International Segment has approximately 700 customers, all in a variety of geographic markets.  UNIFI’s products are manufactured according to customer specifications and are shipped based upon customer order requirements.  Customer payment terms are generally consistent across the segments and are based on prevailing industry practices for the sale of yarn domestically or internationally.

UNIFI’s consolidated net sales are not materially dependent on a single customer and no single customer accounts for 10% or more of UNIFI’s consolidated net sales. UNIFI’s top 10 customers accounted for approximately 32% of consolidated net sales for fiscal 2017 and approximately 32% of receivables as of June 25, 2017.  UNIFI’s net sales within its Nylon Segment are materially dependent upon a domestic customer that accounted for approximately 35% of the Nylon Segment’s net sales for fiscal 2017.

Sales and Marketing

UNIFI employs an internal sales force of approximately 50 persons operating out of sales offices in the United States, Brazil, China, Sri Lanka, El Salvador, Colombia and Switzerland.  UNIFI relies on independent sales agents for sales in several other countries.  UNIFI seeks to create strong customer relationships and to build and strengthen those relationships throughout the supply chain.  Through frequent communications with customers, partnering with customers in product development and engaging key downstream brands and retailers, UNIFI has created significant pull-through sales and brand recognition for its products.  For example, UNIFI works with brands and retailers to educate and create demand for its PVA products, such as recent engagements involving REPREVE® at multiple events and venues in the United States.  UNIFI then works with key fabric mill partners to develop specific fabrics for those brands and retailers utilizing its PVA products.  In many of these regards, UNIFI draws upon and integrates the resources of its research and development personnel.  In addition, UNIFI is enhancing co-branding activations with integrated point-of-sale and online marketing with popular brands and retailers to further enable consumers to find REPREVE® and other PVA brands in multiple retail channels.  Based on the establishment of many commercial and branded programs, this strategy has been successful for UNIFI.

Product Customization and Manufacturing Processes

UNIFI uses advanced production processes to manufacture its high-quality products cost-effectively in North America, Central America and South America.  UNIFI believes that its flexibility and know-how in producing specialty polyester and nylon products provides important development and commercialization advantages, in addition to the recent ability to vertically integrate with post-industrial and post-consumer materials.

UNIFI produces plastic bottle flake, polyester Chip and polyester POY using recycled materials. In addition to its yarns manufactured from virgin polyester and nylon, UNIFI sells its recycled products externally or further processes them internally to add value for customers seeking recycled components. The REPREVE® Bottle Processing Center in Reidsville, North Carolina produces plastic bottle flake that can be sold externally, or further processed internally using our REPREVE® Recycling Center in Yadkinville, North Carolina. Recycled polyester Chip output from the REPREVE® Recycling Center can be sold externally, or further processed internally into polyester POY.

Additional processing of UNIFI’s polyester yarn products includes texturing, package dyeing, twisting, beaming and draw winding.  The texturing process, which is common to both polyester and nylon, involves the use of high-speed machines to draw, heat and false-twist POY to produce yarn with different physical characteristics, depending on its ultimate end-use.  Texturing gives the yarn greater bulk, strength, stretch, consistent dye-ability and a softer feel, thereby making it suitable for use in the knitting and weaving of fabric.  Package dyeing allows for matching of customer-specific color requirements for yarns sold into the automotive fabrics, home furnishings and apparel markets.  Twisting incorporates real twist into filament yarns, which can be sold for a variety of uses, such as sewing thread, home furnishings and apparel.  Beaming places both textured and covered yarns onto beams to be used by customers in warp knitting and weaving applications.  The draw winding process utilizes heat and draws POY to produce mid-tenacity, flat yarns.

Additional processing of UNIFI’s nylon yarn products primarily includes covering and texturing. Covering involves the wrapping or air entangling of filament or spun yarn around a core yarn, primarily spandex.  This process enhances a fabric’s ability to stretch, recover its original shape and resist wrinkles while maintaining a softer feel.

UNIFI’s subsidiaries in Asia offer the same high-quality and innovative PVA products and technologies through contract manufacturing arrangements with local manufacturers. This asset-light model allows for seamless integration of our products into the global supply chain of our customers. As we expand our Asian operations to meet the needs of our global customers, we will continue to leverage the asset-light model where the existing Asian infrastructure can accommodate our highly technical processes, while continually evaluating the need for additional UNIFI assets in response to ever-changing market dynamics.

Research and Development

UNIFI employs approximately 90 persons who work closely with UNIFI’s customers and others to develop a variety of new yarns as well as improvements to the performance properties of existing yarns and fabrics. Among other things, UNIFI evaluates trends and uses the latest technology to create innovative specialty and PVA yarns that meet the needs of evolving consumer preferences.  Most of UNIFI’s branded yarns discussed above, including its flagship REPREVE® brand, were derived from its research and development initiatives.

UNIFI also includes, as part of its research and development initiatives, the use of continuous improvement methodologies to increase its manufacturing and other operational efficiencies, both to enhance product quality and to derive cost savings.

For fiscal 2017, 2016 and 2015, UNIFI incurred $7,177, $6,907 and $8,113, respectively, in costs for research and development (including salaries and benefits of the personnel involved in those efforts).  In fiscal 2016, a portion of the activities traditionally attributed to research and development were allocated to certain of the significant, highly technical capital projects undertaken during that fiscal year.

Intellectual Property

UNIFI has numerous U.S. registered trademarks.  Due to its current brand recognition and potential growth opportunities, UNIFI believes that REPREVE® is its most significant trademark.  Ownership rights in U.S. registered trademarks do not expire if the trademarks are continued in use and properly protected.

UNIFI licenses certain trademarks, including Dacron® and Softec™, from INVISTA.

Employees

As of June 25, 2017, UNIFI had approximately 3,000 employees, along with approximately 150 individuals working under temporary labor contracts.  The number of employees in the Polyester Segment, Nylon Segment, International Segment and corporate office were approximately 1,800, 600, 500 and 100, respectively, at June 25, 2017.  While employees of UNIFI’s Brazilian operations are unionized, none of the labor force employed by UNIFI’s domestic or other foreign subsidiaries is currently covered by a collective bargaining agreement.  UNIFI believes that it has a good relationship with its employees.

Geographic Data

Geographic information reported in conformance with generally accepted accounting principles is included in Note 25, “Business Segment Information,” to the accompanying consolidated financial statements.  Information regarding risks attendant to UNIFI’s foreign operations is included in “Item 1A. Risk Factors” in this Annual Report.

Seasonality

UNIFI is not significantly impacted by seasonality; however, UNIFI typically experiences (i) its highest sales volumes in the third and fourth quarters of its fiscal years and (ii) its lowest gross margins in the first quarter of its fiscal years.  Excluding the effects of fiscal years with 53 weeks rather than 52 weeks, the most significant effects on UNIFI’s results of operations for particular periods during a year are due to planned manufacturing shutdowns by either UNIFI or its customers for certain holiday or traditional shutdown periods, which are not concentrated in any one particular season.

Backlog

UNIFI’s level of unfilled orders is affected by many factors, including the timing of specific orders and the delivery time for specific products, as well as a customer’s ability or inability to cancel the related order.  As such, UNIFI does not consider the amount of unfilled orders, or backlog, to be a meaningful indicator of expected levels of future sales or to be material to an understanding of UNIFI’s business as a whole.

Working Capital

UNIFI funds its working capital requirements through cash flows generated from operations, which it supplements with short-term borrowings, as needed.  For more detailed information, see “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

Inflation

UNIFI expects costs to continue to rise for certain consumables used to produce and ship its products, as well as for its utilities and certain employee costs and benefits.  While UNIFI attempts to mitigate the impacts of such rising costs through increased operational efficiencies and increased selling prices, inflation could become a factor that negatively impacts UNIFI’s profitability.

Environmental Matters

UNIFI is subject to various federal, state and local environmental laws and regulations limiting the use, storage, handling, release, discharge and disposal of a variety of hazardous substances and wastes used in or resulting from its operations (and to potential remediation obligations thereunder).  These laws include the Federal Water Pollution Control Act, the Clean Air Act, the Resource Conservation and Recovery Act (including provisions relating to underground storage tanks) and the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as “Superfund” or “CERCLA,” and various state counterparts to such laws.  UNIFI’s operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations issued thereunder, which, among other things, establish exposure standards regarding hazardous materials and noise standards, and regulate the use of hazardous chemicals in the workplace.

UNIFI believes that it has obtained, and is in compliance in all material respects with, all significant permits required to be issued by federal, state or local law in connection with the operation of its business.  UNIFI also believes that the operation of its production facilities and its disposal of waste materials are substantially in compliance with applicable federal, state and local laws and regulations, and that there are no material ongoing or anticipated capital expenditures associated with environmental control facilities necessary to remain in compliance with such provisions.  UNIFI incurs normal operating costs associated with the discharge of materials into the environment, but does not believe that these costs are material or inconsistent with those of its domestic competitors.

On September 30, 2004, UNIFI completed its acquisition of polyester filament manufacturing assets located in Kinston, North Carolina from INVISTA.  The land for the Kinston site was leased pursuant to a 99-year ground lease (the “Ground Lease”) with E.I. DuPont de Nemours (“DuPont”).  Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the U.S. Environmental Protection Agency and the North Carolina Department of Environmental Quality (“DEQ”) pursuant to the Resource Conservation and Recovery Act Corrective Action program.  The program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and remediate the AOCs to comply with applicable regulatory standards.  Effective March 20, 2008, UNIFI entered into a lease termination agreement associated with conveyance of certain assets at the Kinston site to DuPont.  This agreement terminated the Ground Lease and relieved UNIFI of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to UNIFI’s period of operation of the Kinston site, which was from 2004 to 2008.  At this time, UNIFI has no basis to determine if or when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

UNIFI continues to own property acquired in the 2004 transaction with INVISTA that has contamination from DuPont’s operations and is monitored by DEQ.  This site has been remediated by DuPont, and DuPont has received authority from DEQ to discontinue further remediation, other than natural attenuation.  Prior to transfer of responsibility to UNIFI, DuPont has a duty to monitor and report the environmental status of the site to DEQ. UNIFI expects to assume that responsibility in fiscal 2018 and will be entitled to receive from DuPont seven years of monitoring and reporting costs, less certain adjustments. At that time, UNIFI expects to assume responsibility for any future remediation of the site. At this time, UNIFI has no basis to determine if or when it will have any obligation to perform further remediation or the potential cost thereof.

Joint Ventures and Unconsolidated Affiliates

In addition to its 34% ownership in PAL, UNIFI participates in two joint ventures that supply raw materials to the Nylon Segment, with one located in the United States and one in Israel.  As of June 25, 2017, UNIFI had $119,513 recorded for these investments in unconsolidated affiliates.  For fiscal 2017, $4,230 of UNIFI’s $43,275 of income before income taxes was generated from its investments in these unconsolidated affiliates, of which $2,723 was attributable to PAL.  Other information regarding UNIFI’s unconsolidated affiliates is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 22, “Investments in Unconsolidated Affiliates and Variable Interest Entities,” to the accompanying consolidated financial statements in this Annual Report.

On December 23, 2016, UNIFI, through a wholly owned foreign subsidiary, sold its 60% equity ownership interest in Repreve Renewables, LLC (“Renewables”), an entity focused on the development, production and commercialization of miscanthus grass for use in multiple potential markets, to its existing third-party joint venture partner for $500 in cash and release of certain debt obligations. UNIFI had no continuing involvement in the operations of Renewables subsequent to December 23, 2016. The corresponding results of Renewables, up through the date of sale, are reflected in continuing operations within the accompanying consolidated financial statements.

Available Information

UNIFI’s website is www.unifi.com.  Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements and other information we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) are available free of charge on our website. We make these documents available as soon as reasonably practicable after we electronically transmit them to the SEC. Except as otherwise stated in these documents, the information on our website is not a part of this Annual Report and is not incorporated by reference in this Annual Report or any of our other filings with the SEC. In addition, many of our corporate governance documents are available on our website, including our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Ethical Business Conduct Policy Statement.  Copies of such materials, as well as any of our SEC reports, may also be obtained without charge by writing to Unifi, Inc., 7201 West Friendly Avenue, Greensboro, North Carolina 27410, Attention: Office of the Secretary.

Item 1A. Risk Factors

Many of the factors that affect UNIFI’s business and operations involve risk and uncertainty. The factors described below are some of the risks that could materially negatively affect UNIFI’s business, financial condition, results of operations and cash flows. You should consider all such risks in evaluating UNIFI or making any investment decision involving UNIFI.

UNIFI faces intense competition from a number of domestic and foreign yarn producers and importers of textile and apparel products. Because UNIFI and the supply chains in which UNIFI operates do not typically operate on the basis of long-term contracts with textile and apparel customers, these competitive factors could cause UNIFI’s customers to shift rapidly to other producers.

UNIFI competes not only against domestic and foreign yarn producers, but also against importers of foreign-sourced fabric and apparel into the United States and other countries in which UNIFI does business (particularly in Brazil with respect to commodity yarn products). The primary competitive factors in the textile industry include price, quality, product styling and differentiation, brand reputation, flexibility of production and finishing, delivery time and customer service. The needs of certain customers and the characteristics of particular products determine the relative importance of these various factors. A large number of UNIFI’s foreign competitors have significant competitive advantages that may include lower labor and raw materials costs, government subsidies and favorable foreign currency exchange rates against the U.S. Dollar. If any of these advantages increase, or if new and/or larger competitors emerge in the future, or if UNIFI’s brand reputation is detrimentally impacted, then UNIFI’s products could become less competitive, and its sales and profits may decrease as a result. In particular, devaluation of the Chinese currency against the U.S. Dollar could result in UNIFI’s products becoming less competitive from a pricing standpoint and/or could result in the regions covered by NAFTA and CAFTA-DR losing market share to Chinese imports, thereby adversely impacting UNIFI’s sales and profits. Also, while these foreign competitors have traditionally focused on commodity production, they are now increasingly focused on PVA products, where UNIFI has been able to generate higher margins. UNIFI may not be able to continue to compete effectively with imported foreign-made textile and apparel products, which would materially adversely affect its business, financial condition, results of operations or cash flows.

Significant price volatility of UNIFI’s raw materials and rising energy costs may result in increased production costs, which UNIFI may not be able to pass on to its customers or may only be able to pass on with a time lag that adversely affects UNIFI during one or more periods.

A significant portion of UNIFI’s raw materials are derived from petroleum-based chemicals. The prices for petroleum and petroleum-related products and energy costs are volatile and dependent on global supply and demand dynamics, including geo-political risks. While UNIFI enters into raw material supply agreements from time to time, these agreements typically provide index pricing based on quoted market prices. Therefore, supply agreements provide only limited protection against price volatility. While UNIFI has, at times in the past, been able to increase sales prices in response to increased raw material costs, UNIFI has not always been able to do so. UNIFI has lost in the past (and expects that it may lose in the future) customers to its competitors as a result of price increases. In addition, competitors may be able to obtain raw materials at a lower cost due to market regulations that favor local producers in certain foreign locations where UNIFI operates, and certain other market regulations that favor UNIFI over other producers may be amended or repealed. Additionally, inflation can have a long-term impact by increasing the costs of materials, labor and/or energy, any of which costs may adversely impact UNIFI’s ability to maintain satisfactory margins. If UNIFI is not able to fully pass on such cost increases to customers in a timely manner (or if it loses a large number of customers to competitors as a result of price increases), the result could be material and adverse to its business, financial condition, results of operations or cash flows.

Depending on the price volatility of UNIFI’s petroleum-based raw materials, the price gap between virgin raw materials and recycled bottle flake could make virgin raw materials more cost-effective than recycled raw materials, which could result in an adverse effect on UNIFI’s ability to sell its REPREVE® brand recycled products profitably.

UNIFI depends upon limited sources for certain of its raw materials, and interruptions in supply could increase its costs of production, cause production inefficiencies or lead to a halt in production.

UNIFI depends on a limited number of third parties for certain raw material supplies, such as POY, Chip and recycled plastic bottles. Although alternative sources of raw materials exist, UNIFI may not be able to obtain adequate supplies of such materials on acceptable terms, or at all, from other sources. UNIFI is dependent on NAFTA, CAFTA-DR and Berry Amendment qualified suppliers of raw materials for the production of Compliant Yarns. These suppliers are also at risk with their raw material supply chains. Any significant disruption or curtailment in the supply of any of its raw materials could cause UNIFI to reduce or cease its production for an extended period, or require UNIFI to increase its pricing, any of which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

UNIFI has significant foreign operations, and its consolidated results of operations may be adversely affected by the risks associated with doing business in foreign locations, including the risk of fluctuations in foreign currency exchange rates.

UNIFI has operations in Brazil, China, Colombia, El Salvador and Sri Lanka, and participates in a joint venture located in Israel. UNIFI serves customers throughout the Americas and Asia, as well as various countries in Europe. UNIFI’s foreign operations are subject to certain political, tax, economic and other uncertainties not encountered by its domestic operations that can materially impact UNIFI’s supply chains or other aspects of its foreign operations. The risks of international operations include trade barriers, duties, exchange controls, national and regional labor strikes, social and political unrest, general economic risks, compliance with a variety of foreign laws (including tax laws), the difficulty of enforcing agreements and collecting receivables through foreign legal systems, taxes on distributions or deemed distributions to UNIFI or any of its U.S. subsidiaries, maintenance of minimum capital requirements, and import and export controls. UNIFI’s results of operations and business could be adversely affected as a result of a significant adverse development with respect to any of these risks.

Through its foreign operations, UNIFI is also exposed to foreign currency exchange rate fluctuations. Fluctuations in foreign currency exchange rates will impact period-to-period comparisons of UNIFI’s reported results. Additionally, UNIFI operates in countries with foreign exchange controls. These controls may limit UNIFI’s ability to transfer funds from its international operations and joint venture or otherwise to convert local currencies into U.S. Dollars. These limitations could adversely affect UNIFI’s ability to access cash from these operations.

In addition, due to its foreign operations, a risk exists that UNIFI’s employees, contractors or agents could engage in business practices prohibited by U.S. laws applicable to the Company, such as the Foreign Corrupt Practices Act, or the laws and regulations of other countries, such as the Brazilian Clean Companies Act.  UNIFI maintains policies prohibiting these practices, but it remains subject to the risk that one or more of its employees, contractors or agents, specifically ones based in or from countries where such practices are customary, will engage in business practices in violation of these laws and regulations.  Any such violations, even if in breach of UNIFI’s policies, could adversely affect its business or financial performance.

UNIFI’s future success will depend in part on its ability to protect its intellectual property rights, and UNIFI’s inability to enforce these rights could cause it to lose sales, reduce any competitive advantage it has developed or otherwise harm its business.

UNIFI’s success depends in part upon its ability to protect and preserve its rights in the trademarks and other intellectual property it owns or licenses, including its proprietary know-how, methods and processes, and the intellectual property related to its REPREVE® brand. UNIFI relies on the trademark, copyright and trade secret laws of the United States and other countries, as well as nondisclosure and confidentiality agreements, to protect its intellectual property rights. However, UNIFI may be unable to prevent third parties, employees or contractors from using its intellectual property without authorization, breaching nondisclosure or confidentiality agreements, or independently developing technology that is similar to UNIFI’s. The use of UNIFI’s intellectual property by others without authorization may reduce any competitive advantage UNIFI has developed, cause it to lose sales or otherwise harm its business.

UNIFI has investments in less than 100% owned affiliates that it does not control, which subjects UNIFI to uncertainties about the operating performance and quality of financial reporting of these affiliates.

The most significant of these investments is UNIFI’s 34% minority interest in PAL. While this investment is designed to provide industry diversity for UNIFI, UNIFI does not have majority voting control of PAL or the ability otherwise to control PAL’s policies, management or affairs. The interests of persons who control PAL may differ from UNIFI’s, and those persons may cause PAL to take actions that are not in UNIFI’s best interest. Among other things, UNIFI’s inability to control PAL may adversely affect its ability to receive distributions from PAL or to fully implement its business plan. The incurrence of debt or entry into other agreements by PAL may result in restrictions or prohibitions on PAL’s ability to make distributions to UNIFI. Even where PAL is not restricted by contract or by law from making distributions, UNIFI may not be able to influence the timing or amount of such distributions. In addition, if the controlling investor in PAL fails to observe its commitments, PAL may not be able to operate according to its business plan, or UNIFI may need to increase its level of investment commitment. If any of these events were to occur, UNIFI’s business, financial condition, results of operations or cash flows could be materially adversely affected.

UNIFI also relies on accurate financial reporting from PAL for preparation of UNIFI’s quarterly and annual consolidated financial statements. Errors in the financial information reported by PAL could be material to UNIFI and may require us to restate past financial statements. Any such restatements could have a material adverse effect on UNIFI or the market price of our common stock.

PAL receives economic adjustment payments from the Commodity Credit Corporation under the Economic Adjustment Assistance to Users of Upland Cotton. The economic assistance received under this program must be used to acquire, construct, install, modernize, develop, convert or expand land, plant, buildings, equipment or machinery directly attributable to the purpose of manufacturing upland cotton into eligible cotton products in the United States.  Should PAL no longer meet the criteria to receive economic assistance under the program, or should the program be discontinued, PAL’s business and profitability could be significantly impacted, which would adversely affect UNIFI.

UNIFI requires cash to service its indebtedness and fund capital expenditures and strategic initiatives, and its ability to generate sufficient cash for those purposes depends on many factors beyond its control.

UNIFI’s principal sources of liquidity are cash flows generated from operations and borrowings under its credit facility. UNIFI’s ability to make payments on its indebtedness and to fund planned capital expenditures and strategic initiatives will depend on its ability to generate future cash flows from operations. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond UNIFI’s control. The business may not generate sufficient cash flows from operations, and future borrowings may not be available to UNIFI in amounts sufficient, to enable UNIFI to pay its indebtedness and to fund its other liquidity needs. Any such development would have a material adverse effect on UNIFI.

A decline in general economic or political conditions, and changes in consumer spending, could cause a decline in demand for textile products, including UNIFI’s products.

UNIFI’s products are used in the production of fabric primarily for the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets. Demand for furniture and other durable goods is often affected significantly by economic conditions that have global or regional industry-wide consequences. Demand for a number of categories of apparel also tends to be tied to economic cycles and customer preferences that affect the textile industry in general. Demand for textile products, therefore, tends to vary with the business cycles of the United States and other economies, as well as changes in global trade flows, and economic and political conditions.  Additionally, prolonged economic downturns that negatively impact UNIFI’s results of operations and cash flows could result in future material impairment charges to write-down the carrying value of certain assets, including amortizable intangible assets and equity affiliates.

Changes in consumer spending, customer preferences, fashion trends and end-uses for UNIFI’s products could weaken UNIFI’s competitive position and cause UNIFI’s products to become less competitive, and its sales and profits may decrease as a result.  Additionally, the end-consumer retail and apparel markets may continue to experience difficult conditions characterized by reduced retail traffic and growth in online sales channels, which may cause bankruptcies, store closures and other transformations for traditional retail enterprises, which could have an adverse effect on UNIFI’s business and financial condition.

Historic trends indicate weakening performance in the nylon sector on a global basis. If the decline is significant in any one year, the impact could have a material adverse effect on UNIFI’s business, financial condition, results of operations or cash flows.

Unfavorable changes in trade policies and/or violations of existing trade policies could weaken UNIFI’s competitive position significantly and have a material adverse effect on its business.

A number of markets within the textile industry in which UNIFI sells its products, particularly the apparel, hosiery and home furnishings markets, are subject to intense foreign competition. Other markets within the textile industry in which UNIFI sells its products may in the future become subject to more intense foreign competition. There are currently a number of trade regulations and duties in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as those in China and Vietnam. Changes in such trade regulations or duties may make the price of UNIFI’s products less attractive than the goods of its competitors or the finished products of a competitor in the supply chain, which could have a material adverse effect on UNIFI’s business, financial condition, results of operations or cash flows.

According to industry experts and trade associations, there has been a significant amount of illegal transshipments of apparel products into the United States and into certain other countries in the NAFTA and CAFTA-DR regions in which UNIFI competes. Illegal transshipment involves circumventing duties by falsely claiming that textiles and apparel are products of a particular country of origin (or include yarn of a particular country of origin) to avoid paying higher duties or to receive benefits from regional free trade agreements, such as NAFTA and CAFTA-DR. If illegal transshipments are not monitored, and if enforcement is not effective to limit them, these shipments could have a material adverse effect on UNIFI’s business, financial condition, results of operations or cash flows.

In January 2017, the United States withdrew from the Trans-Pacific Partnership Agreement, an evolving trade agreement that included Vietnam, a major textile and apparel exporting country whose duty-free benefits under the agreement could have had an adverse effect on UNIFI’s business in the long term. In May 2017, the Trump administration formally notified Congress of its intent to renegotiate NAFTA.  The United States has a positive trade balance in the textile and apparel sector in NAFTA and UNIFI anticipates any modifications to the agreement in this sector will not significantly impact textile and apparel trade in the region.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table contains information about the principal properties owned or leased by UNIFI as of June 25, 2017:

Location	Description
Polyester Segment
Domestic
Yadkinville, North Carolina	Five plants (1) and five warehouses (2)
Reidsville, North Carolina	Two plants (1)

Foreign
Ciudad Arce, El Salvador	One plant (1) and one warehouse (3)

Nylon Segment
Domestic
Madison, North Carolina	One plant (1) and one warehouse (1)

Foreign
Bogota, Colombia	One plant (1)

International Segment
Foreign
Alfenas, Brazil	One plant (1) and one warehouse (1)
Sao Paulo, Americana and Blumenau, Brazil	One corporate office (3) and two sales offices (3)
Suzhou, China	One sales office (3) and one warehouse (3)
Colombo, Sri Lanka	One sales office (3)

(1)	Owned in fee simple.
(2)	Three warehouses are owned in fee simple and two warehouses are leased.
(3)	Leased.

In addition to the above properties, UNIFI owns property located at 7201 West Friendly Avenue in Greensboro, North Carolina, which includes a building that serves as UNIFI’s corporate headquarters and administrative offices for all of its segments and a sales office.  Such property consists of a tract of land containing approximately nine acres, and the building contains approximately 120,000 square feet.

As of June 25, 2017, UNIFI owned approximately 4.8 million square feet of manufacturing, warehouse and office space. Management believes all of UNIFI’s operating properties are well-maintained and in good condition.  In fiscal 2017, UNIFI’s plants in the Polyester, Nylon and International Segments operated below capacity.  Management does not perceive any capacity constraints in the foreseeable future.

Item 3.	Legal Proceedings

We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows. We maintain liability insurance for certain risks that is subject to certain self-insurance limits.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

UNIFI’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “UFI.”  The following table sets forth the closing, high and low sales prices of the common stock for UNIFI’s two most recent fiscal years.

	Close	High	Low
Fiscal 2017:
Fourth quarter ended June 25, 2017	$28.92	$30.74	$26.38
Third quarter ended March 26, 2017	26.99	33.78	26.03
Second quarter ended December 25, 2016	32.85	34.70	26.55
First quarter ended September 25, 2016	29.20	29.69	24.82
Fiscal 2016:
Fourth quarter ended June 26, 2016	$26.29	$27.99	$20.71
Third quarter ended March 27, 2016	22.74	28.96	20.85
Second quarter ended December 27, 2015	28.66	32.99	25.76
First quarter ended September 27, 2015	29.35	34.80	25.75

As of August 23, 2017, there were 141 record holders of UNIFI’s common stock.  A significant number of the outstanding shares of common stock that are beneficially owned by individuals and entities are registered in the name of Cede & Co.  Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.  UNIFI estimates that there are approximately 5,000 beneficial owners of its common stock.

No dividends were paid in the past two fiscal years, and UNIFI does not intend to pay cash dividends in the foreseeable future.  UNIFI’s current debt obligations contain certain restricted payment and restricted investment provisions, including a restriction on the payment of dividends and share repurchases should the borrowing capacity fall below certain thresholds.  Information regarding UNIFI’s debt obligations is provided in Note 12, “Long-Term Debt,” to the accompanying consolidated financial statements.

Purchases of Equity Securities

On January 22, 2013, UNIFI announced a stock repurchase program (the “2013 SRP”) to acquire up to $50,000 of its common stock. UNIFI completed its repurchase of shares under the 2013 SRP in March 2014.

On April 23, 2014, UNIFI announced a new stock repurchase program (the “2014 SRP”) to acquire up to an additional $50,000 of UNIFI’s common stock with no expiration. Under the 2014 SRP (as was the case under the 2013 SRP), purchases may be completed in accordance with SEC regulations at prevailing market prices, through open market purchases or privately negotiated transactions, at such times and prices and in such manner as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases, if any, are expected to be financed through cash generated from operations and borrowings, and are subject to applicable limitations and restrictions as set forth in the credit agreement governing UNIFI’s debt obligations. UNIFI may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

Through June 25, 2017, UNIFI had repurchased 3,147 shares of its common stock at a total cost of $72,438, including all associated commission costs, since the inception of the 2013 SRP and the 2014 SRP.

UNIFI did not purchase any of its common stock during fiscal 2017.  As of June 25, 2017, $27,603 remained available for repurchases under the 2014 SRP.

PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

The below graphic comparison assumes the investment of $100 in each of UNIFI common stock, the S&P SmallCap 600 Index (a benchmark index containing inclusion characteristics closely associated with UNIFI) and the NYSE Composite Index (a broad equity market index), all at June 22, 2012.  The resulting cumulative total return assumes that dividends, if any, were reinvested. Past performance is not indicative of future performance.

	June 22, 2012	June 28, 2013	June 27, 2014	June 26, 2015	June 24, 2016	June 23, 2017
Unifi, Inc.	$100.00	$172.39	$228.52	$283.07	$219.27	$241.20
S&P SmallCap 600	100.00	129.07	158.37	172.41	162.67	200.32
NYSE Composite	100.00	123.54	151.21	156.13	147.78	174.67

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data.  The data should be read in conjunction with UNIFI’s historical consolidated financial statements for each of the fiscal years presented, as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015	June 29, 2014	June 30, 2013
Number of fiscal weeks	52	52	52	52	53
Operations Data:
Net sales	$647,270	$643,637	$687,121	$687,902	$713,962
Gross profit	94,164	93,632	90,705	83,262	73,104
Selling, general and administrative expenses	50,829	47,502	49,672	46,203	47,386
Operating income	43,768	42,198	38,486	31,483	22,463
Interest expense	3,578	3,528	4,025	4,329	4,489
Equity in earnings of unconsolidated affiliates (1)	(4,230)	(8,963)	(19,475)	(19,063)	(11,444)
Income from continuing operations before income taxes	43,275	48,243	53,812	47,881	29,014
Provision for income taxes (2)	10,898	15,073	13,346	20,161	13,344
Income from continuing operations, net of tax	32,377	33,170	40,466	27,720	15,670
Net income attributable to Unifi, Inc. (3)	32,875	34,415	42,151	28,823	16,635
Per common share:
Net income attributable to Unifi, Inc.
Basic	$1.81	$1.93	$2.32	$1.52	$0.84
Diluted	$1.78	$1.87	$2.24	$1.47	$0.80
Cash Flow Data:
Net cash provided by operating activities	$46,062	$55,975	$38,903	$56,357	$50,509
Depreciation and amortization expenses	20,368	17,528	18,043	17,896	24,584
Capital expenditures	33,190	52,337	25,966	19,091	8,809
Distributions received from unconsolidated affiliates	2,322	4,732	3,718	13,214	14,940
Cash paid for share repurchases	—	6,211	10,360	36,551	19,315
Cash dividends declared per common share	$—	$—	$—	$—	$—

	June 25, 2017	June 26, 2016	June 28, 2015	June 29, 2014	June 30, 2013
Balance Sheet Data:
Cash and cash equivalents	$35,425	$16,646	$10,013	$15,907	$8,755
Property, plant and equipment, net	203,388	185,101	136,222	123,802	115,164
Total assets	571,503	525,442	474,761	466,588	452,909
Total debt (4)	128,442	121,591	102,499	97,394	95,635
Total shareholders’ equity	360,806	326,945	299,093	286,738	286,480

(1)	Equity in earnings of unconsolidated affiliates for fiscal 2015 includes two bargain purchase gains recognized by PAL for a combined benefit to UNIFI of $4,696.

(2)

Provision for income taxes for fiscal 2017 includes, among other items, a $1,500 benefit for the recognition of research and development credits relating to previously filed tax returns that were amended in fiscal 2017.

Provision for income taxes for fiscal 2015 includes, among other items, the reversal of $7,639 for the deferred tax liability related to UNIFI’s indefinite reinvestment assertion, a $3,008 impact related to certain intercompany foreign currency transactions that originated in prior fiscal years and were settled in fiscal 2015, the release of $3,009 from the valuation allowance primarily in connection with an unconsolidated affiliate, renewable energy credits of $1,036 and net expense recognized for uncertain tax positions of $2,879.

During fiscal 2014, UNIFI increased the valuation allowance for certain deferred tax assets, generating additional tax expense of $1,925.

During fiscal 2013, UNIFI increased the valuation allowance for certain deferred tax assets, generating additional tax expense of $3,243.

(3)	Net income attributable to Unifi, Inc. (“Net Income”):
•	for fiscal 2017 includes a loss on the divestiture of a non-core business of $1,662, after tax;
•	for fiscal 2016 includes key employee transition costs of $1,493, after tax; and
•	for fiscal 2015 includes a loss on extinguishment of debt of $676, after tax.
(4)	Total debt reflects principal outstanding less unamortized debt issuance costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying consolidated financial statements. Management’s discussion and analysis should be read in conjunction with the remainder of this Annual Report, with the understanding that “forward-looking statements” may be present. A reference to a “note” refers to the accompanying notes to consolidated financial statements.

Overview

UNIFI sells polyester-based and nylon-based products primarily to other yarn manufacturers and knitters and weavers that produce fabric for the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets. Polyester yarns include POY, textured, solution and package dyed, twisted, beamed and draw wound yarns, and each is available in virgin or recycled varieties. Recycled solutions, made from both pre-consumer and post-consumer waste, include plastic bottle flake and Chip.  Nylon products include textured, solution dyed and spandex covered yarns.

UNIFI maintains one of the textile industry’s most comprehensive yarn product offerings that include specialized yarns, PVA yarns and commodity yarns, with principal geographic markets in the Americas and Asia.

UNIFI has manufacturing operations in four countries and participates in joint ventures in Israel and the United States, the most significant of which is a 34% non-controlling partnership interest in PAL, a significant unconsolidated affiliate that produces cotton and synthetic yarns for sale to the global textile industry and apparel market. We believe the investment in PAL provides strategic diversification for our overall business in response to global textile trends.

UNIFI has three reportable segments - the Polyester Segment, the Nylon Segment and the International Segment – as well as certain ancillary operations that include for-hire transportation services, which comprise an All Other category. The ancillary operations classified within All Other are insignificant for all periods presented; therefore, our discussion and analysis of those activities is generally limited to their impact on consolidated results, where appropriate.

UNIFI reported net income of $32,875, or $1.81 per basic share, for fiscal 2017. Such results reflect growth in sales of PVA products, especially in the International Segment, which was partially offset by (i) a difficult domestic environment, (ii) increased SG&A expenses for strategic planning, talent acquisition and commercial expansion and (iii) lower earnings from equity affiliates. Additionally, in fiscal 2017, UNIFI faced periods of fluctuating virgin polyester raw material costs, temporarily depressing the Polyester Segment’s gross margins, but benefited from (a) the recognition of a benefit for bad debts, (b) a lower effective tax rate and (c) favorable foreign currency exchange rates. The International Segment continued strong performance and growth due to the global success of UNIFI’s PVA portfolio, along with the shutdown of a competitor in Brazil in early calendar 2016.  The Polyester and Nylon Segments both experienced a difficult domestic environment, challenged by weak retail selling seasons and cautious ordering patterns from brands and retailers.

Significant Developments and Trends

UNIFI’s operations in fiscal 2017 were focused on enhancing the global supply chain, growing the market for its PVA products and using cash flow from operations to fund select capital projects and strategic growth opportunities.  This focus led to the continuing increase in UNIFI’s PVA sales as a percentage of its overall sales, with net sales from PVA products representing approximately 40% of consolidated net sales for fiscal 2017. This continues a growth trend of between 10% and 15% over the past several fiscal years.  UNIFI’s strategy of enriching its product mix through a focus on PVA products helps insulate it from the pressures of low-priced commodity yarn imports and helps to establish UNIFI as an innovation leader in its core markets. UNIFI’s innovative and sustainable products achieved growth in overseas markets, continuing to meet the demands of premier brands and retailers worldwide.

UNIFI’s flagship REPREVE® brand continued as our fastest growing PVA solution during fiscal 2017.  The increasing success and awareness of the REPREVE® brand continues to provide new opportunities for growth, allowing for expansion into new end-uses and markets for REPREVE®, as well as continuing to grow the brand with current customers. Both brands and consumers are demanding more sustainable solutions that provide better performance characteristics, and REPREVE® is positioned to benefit from this trend.

Fiscal 2017 marked the third year of a three-year $135,000 capital investment plan. Beginning with fiscal 2015, UNIFI invested approximately $35,000 in capital projects, adding machinery to support expansion of its draw-textured and air-jet textured businesses, launching its third production line in the REPREVE® Recycling Center and installing a 1-megawatt capacity solar farm. In fiscal 2016, UNIFI invested approximately $60,000 in capital projects, including the bottle processing facility, commencing another REPREVE® Recycling Center expansion and enhancing automation systems and existing machinery to handle the increasingly complex product mix. UNIFI invested approximately $40,000 in capital projects in fiscal 2017, completing construction of its bottle processing facility, nearing completion of the fourth production line in the REPREVE® Recycling Center, and completing construction of assets for production of specialized fibers in partnership with Eastman Chemical Company, along with additional enhancements to existing assets for customized and small-lot solutions.

To appropriately leverage the significant investments made in machinery and equipment in recent years, UNIFI expects to make additional investments in certain growth initiatives, including commercial expansion; technology and innovation; strategic partnerships; and people and teams. When executed with synergy, these initiatives are expected to increase the returns from UNIFI’s core competencies by utilizing a premier supply chain and state-of-the-art equipment to deliver technology-driven solutions backed by innovation and sustainability to like-minded customers worldwide. These initiatives are expected to increase net sales, gross margins and operating income while causing SG&A expenses to increase correspondingly.

Raw material components represent a significant portion of UNIFI’s manufactured products. The prices for the principal raw materials used by UNIFI continually fluctuate, and it is difficult, and often impossible, to predict trends or upcoming developments.  During fiscal 2017, UNIFI operated in a predominantly increasing virgin polyester raw material cost environment. UNIFI believes those costs were a result of volatility in the crude oil markets. During fiscal 2016 and 2015, UNIFI operated in a predominantly declining virgin polyester raw material cost environment.  UNIFI believes that costs during most of that two-year period were impacted by lower crude oil values, a lack of major unplanned raw material capacity outages and soft global demand for polyester raw materials. The continuing volatility in global crude oil prices is likely to impact UNIFI’s polyester and nylon raw material costs.  While it is not possible to predict the timing or amount of the impact or whether the decline in crude oil prices will stabilize, continue or reverse, UNIFI monitors these dynamic factors closely.

UNIFI is also impacted by significant fluctuations in the value of the Brazilian Real, the local currency for our largest foreign operation. In fiscal 2017, the Brazilian Real strengthened versus the U.S. Dollar. Such appreciation of the Brazilian Real improves our net sales and other performance metrics when the results of our Brazilian subsidiary are translated into U.S. Dollars at comparatively favorable rates. During fiscal 2016 and 2015, UNIFI was negatively impacted by relative weakening of the Brazilian Real. Specifically, the Brazilian Real declined approximately 40% in relation to the U.S. Dollar in fiscal 2015. UNIFI expects continued volatility in the value of the Brazilian Real to impact our key performance metrics, although the magnitude of the impact is dependent upon the significance of the volatility.

Results of Operations

Fiscal 2017, 2016 and 2015 all consisted of 52 weeks.  The following table presents a summary of Net Income:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Net sales	$647,270	$643,637	$687,121
Cost of sales	553,106	550,005	596,416
Gross profit	94,164	93,632	90,705
Selling, general and administrative expenses	50,829	47,502	49,672
(Benefit) provision for bad debts	(123)	1,684	947
Other operating (income) expense, net	(310)	2,248	1,600
Operating income	43,768	42,198	38,486
Interest expense, net	3,061	2,918	3,109
Loss on sale of business	1,662	—	—
Loss on extinguishment of debt	—	—	1,040
Equity in earnings of unconsolidated affiliates	(4,230)	(8,963)	(19,475)
Income before income taxes	43,275	48,243	53,812
Provision for income taxes	10,898	15,073	13,346
Net income including non-controlling interest	32,377	33,170	40,466
Less: net loss attributable to non-controlling interest	(498)	(1,245)	(1,685)
Net income attributable to Unifi, Inc.	$32,875	$34,415	$42,151

See Note 25, “Business Segment Information,” to the accompanying consolidated financial statements for reconciliations and detail regarding UNIFI’s reportable segments, discussion and analysis of which follows below.

Key Performance Indicators and Non-GAAP Financial Measures

UNIFI continuously reviews performance indicators to measure its success.  These performance indicators form the basis of management’s discussion and analysis included below:

•	sales volume and revenue for UNIFI and for each reportable segment;
•	gross profit and gross margin for UNIFI and for each reportable segment;
•	net income and earnings per share;
•	Segment Profit (Loss), which equals segment gross profit plus segment depreciation expense;
•	unit conversion margin, which represents unit net sales price less unit raw material costs, for UNIFI and for each reportable segment;
•	working capital, which represents current assets less current liabilities;
•	Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which represents Net Income before net interest expense, income tax expense and depreciation and amortization expense;
•

Adjusted EBITDA, which represents EBITDA adjusted to exclude equity in earnings of PAL, key employee transition costs, loss on sale of business and certain other adjustments necessary to understand and compare the underlying results of UNIFI;

•

Adjusted Net Income, which excludes certain amounts which management believes do not reflect the ongoing operations and performance of UNIFI, such as key employee transition costs and loss on sale of business. Adjusted Net Income represents Net Income calculated under U.S. generally accepted accounting principles (“GAAP”), adjusted to exclude the approximate after-tax impact of certain income or expense items (as well as specific impacts to the provision for income taxes) necessary to understand and compare the underlying results of UNIFI;

•	Adjusted EPS (earnings per share), which represents Adjusted Net Income divided by UNIFI’s basic weighted average common shares outstanding; and
•

Adjusted Working Capital (receivables plus inventory, less accounts payable and accrued expenses), which is an indicator of UNIFI’s production efficiency and ability to manage inventory and receivables.

EBITDA, Adjusted EBITDA, Adjusted Net Income, Adjusted EPS and Adjusted Working Capital (collectively, the “non-GAAP financial measures”) are not determined in accordance with GAAP and should not be considered a substitute for performance measures determined in accordance with GAAP. The calculations of the non-GAAP financial measures are subjective, based on management’s belief as to which items should be included or excluded in order to provide the most reasonable and comparable view of the underlying operating performance of the business. We may, from time to time, modify the amounts used to determine our non-GAAP financial measures. When applicable, management’s discussion and analysis includes specific consideration for items that comprise the reconciliations of its non-GAAP financial measures.

We believe that these non-GAAP financial measures better reflect UNIFI’s underlying operations and performance and that their use, as operating performance measures, provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets, among otherwise comparable companies.

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

Historically, EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted EPS aimed to exclude the impact of the non-controlling interest in Renewables, while the consolidated amounts for such entity were required to be included in UNIFI’s financial amounts reported under GAAP.

See “—Non-GAAP Reconciliations” below for reconciliations of non-GAAP metrics to the most directly comparable GAAP metric.

Non-GAAP Reconciliations

EBITDA and Adjusted EBITDA

The reconciliations of the amounts reported under GAAP for Net Income to EBITDA and Adjusted EBITDA are as follows:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Net income attributable to Unifi, Inc.	$32,875	$34,415	$42,151
Interest expense, net	3,030	2,884	3,109
Provision for income taxes	10,898	15,073	13,346
Depreciation and amortization expense	19,851	16,893	17,367
EBITDA	66,654	69,265	75,973

Equity in earnings of PAL	(2,723)	(6,074)	(17,403)
EBITDA excluding PAL	63,931	63,191	58,570

Loss on sale of business	1,662	—	—
Key employee transition costs	—	2,166	—
Loss on extinguishment of debt	—	—	1,040
Adjusted EBITDA	$65,593	$65,357	$59,610

Amounts presented in the reconciliation above may not be consistent with amounts included in UNIFI’s consolidated financial statements due to the impact of the non-controlling interest in Renewables.

Adjusted Net Income and Adjusted EPS

The tables below set forth reconciliations of (i) Income before income taxes (“Pre-tax Income”), Provision for income taxes (“Tax Impact”) and Net Income to Adjusted Net Income and (ii) Basic EPS to Adjusted EPS.

	Fiscal 2017
	Pre-tax Income	Tax Impact	Net Income	Basic EPS
GAAP results	$43,275	$(10,898)	$32,875	$1.81
Loss on sale of business (1)	1,662	—	1,662	0.09
Adjusted results	$44,937	$(10,898)	$34,537	$1.90

Weighted average common shares outstanding				18,136

	Fiscal 2016
	Pre-tax Income	Tax Impact	Net Income	Basic EPS
GAAP results	$48,243	$(15,073)	$34,415	$1.93
Key employee transition costs (2)	2,330	(673)	1,493	0.08
Adjusted results	$50,573	$(15,746)	$35,908	$2.01

Weighted average common shares outstanding				17,857

	Fiscal 2015
	Pre-tax Income	Tax Impact	Net Income	Basic EPS
GAAP results	$53,812	$(13,346)	$42,151	$2.32
Change in deferred tax liability for unremitted foreign earnings assertion	—	(7,639)	(7,639)	(0.42)
Change in deferred tax asset for certain foreign currency transactions	—	3,008	3,008	0.17
Change in uncertain tax positions	—	2,879	2,879	0.16
Renewable energy tax credits	—	(1,036)	(1,036)	(0.06)
Bargain purchase gains for an equity affiliate (3)	(4,696)	—	(4,696)	(0.26)
Loss on extinguishment of debt	1,040	(364)	676	0.03
Adjusted results	$50,156	$(16,498)	$35,343	$1.94

Weighted average common shares outstanding				18,207

(1)	For the fiscal year ended June 25, 2017, the Company incurred a loss on the sale of its investment in Renewables of $1,662. There is no tax impact for this transaction as the loss is non-deductible.
(2)

For the fiscal year ended June 26, 2016, the Company incurred key employee transition costs of $2,330, before tax, for transactions in the United States.  The Company estimates the tax benefit of these costs was $673, using a 35% tax rate, with no significant deferred tax components.  Including transactions for Renewables, the amounts reflected here consider impacts to the valuation allowances and non-controlling interest.

(3)

The bargain purchase gains recognized for an equity affiliate did not generate a tax impact for purposes of this reconciliation as the corresponding change in deferred tax expense is offset by a change in the valuation allowance for UNIFI’s investment in the equity affiliate.

Review of Fiscal 2017 Results of Operations Compared to Fiscal 2016

Consolidated Overview

The components of Net Income, each component as a percentage of net sales and the percentage increase or decrease over the prior fiscal year amounts are presented in the table below.  Fiscal 2017 and 2016 both are comprised of 52 weeks.

	For the Fiscal Year Ended
	June 25, 2017		June 26, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$647,270	100.0	$643,637	100.0	0.6
Cost of sales	553,106	85.5	550,005	85.5	0.6
Gross profit	94,164	14.5	93,632	14.5	0.6
Selling, general and administrative expenses	50,829	7.9	47,502	7.4	7.0
(Benefit) provision for bad debts	(123)	—	1,684	0.2	(107.3)
Other operating (income) expense, net	(310)	(0.1)	2,248	0.3	(113.8)
Operating income	43,768	6.7	42,198	6.6	3.7
Interest expense, net	3,061	0.5	2,918	0.5	4.9
Loss on sale of business	1,662	0.2	—	—	100.0
Earnings from unconsolidated affiliates	(4,230)	(0.7)	(8,963)	(1.4)	(52.8)
Income before income taxes	43,275	6.7	48,243	7.5	(10.3)
Provision for income taxes	10,898	1.7	15,073	2.4	(27.7)
Net income including non-controlling interest	32,377	5.0	33,170	5.1	(2.4)
Less: net loss attributable to non-controlling interest	(498)	(0.1)	(1,245)	(0.2)	(60.0)
Net income attributable to Unifi, Inc.	$32,875	5.1	$34,415	5.3	(4.5)

Consolidated Net Sales

Consolidated net sales for fiscal 2017 increased by $3,633, or 0.6%, as compared to fiscal 2016.

Consolidated sales volumes increased 11.3%, attributable to continued growth in sales of PVA products in the International Segment and sales of polyester Chip and plastic bottle flake in the Polyester Segment. In Brazil, despite a volatile economic and political environment, we capitalized on expansion of the synthetic yarn market coupled with market share gain due to the shutdown of a competitor in early calendar 2016.  In Asia, the business has grown as brands and retail partners continue to utilize our global model, providing differentiation and innovation of our PVA products to support customers’ global supply chains. The increase in International Segment sales volumes was partially offset by softness in the retail markets covered by NAFTA and CAFTA-DR, which adversely impacted the Polyester and Nylon Segments.  As store closures and other business transformations plagued the retail industry, domestic apparel brands and retailers continued a cautious ordering level throughout fiscal 2017, which led to sales volume declines for our domestic operations compared to the prior period.

We believe the difficult domestic retail environment has become a pervasive and disruptive issue for the textile supply chain, and although the unfavorable conditions were present in both fiscal 2016 and 2017, we have not identified this issue as a long-term trend.

Consolidated average sales prices decreased 10.6%, attributable to (i) a mix impact within the Polyester Segment due to a higher proportion of lower-priced polyester product sales, (ii) a mix impact from relative volume weakness for nylon products that typically carry a higher selling price and (iii) an increase in product sales in the International Segment (where the products carry a lower average selling price when compared to domestic programs). The decrease in consolidated sales pricing was partially offset by increased sales of PVA products and a benefit from net favorable foreign currency translation compared to the prior fiscal year of approximately $9,800, primarily associated with the comparative increase in value of the Brazilian Real.  PVA products at the end of fiscal 2017 comprised 40% of net sales, up from 35% for fiscal 2016.

Consolidated Gross Profit

Gross profit for fiscal 2017 increased by $532, or 0.6%, as compared to fiscal 2016, primarily due to (i) the increase in PVA product sales in the International Segment, (ii) an improvement in per-unit manufacturing costs for our subsidiary in Brazil due to increased volumes and (iii) net favorable foreign currency translation of approximately $1,800.  These benefits were partially offset as gross profit for the Polyester and Nylon Segments decreased due to (a) lower sales volumes in the Nylon Segment, (b) start-up costs (primarily depreciation) associated with the new REPREVE® Bottle Processing Center in Reidsville, North Carolina and (c) a lag in implementing selling price adjustments for customers in connection with periodic increases in virgin polyester raw material costs.

Further details regarding the changes in net sales and gross profit from fiscal 2016 to fiscal 2017, by reportable segment, follow.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Fiscal Year Ended
	June 25, 2017		June 26, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$355,740	100.0	$383,167	100.0	(7.2)
Cost of sales	315,655	88.7	333,638	87.1	(5.4)
Gross profit	40,085	11.3	49,529	12.9	(19.1)
Depreciation expense	13,921	3.9	11,188	2.9	24.4
Segment Profit	$54,006	15.2	$60,717	15.8	(11.1)

The change in net sales for the Polyester Segment is as follows:

Net sales for fiscal 2016	$383,167
Decrease in average selling price and change in sales mix	(33,651)
Increase in sales volumes	6,224
Net sales for fiscal 2017	$355,740

The decrease in net sales for the Polyester Segment was attributable to lower sales prices primarily as a result of an unfavorable change in sales mix due to lower sales volumes of higher-priced textured, dyed and beamed yarns and higher sales volumes of lower-priced plastic bottle flake, Chip and POY.

The change in Segment Profit for the Polyester Segment is as follows:

Segment Profit for fiscal 2016	$60,717
Net decrease in underlying margins	(7,697)
Increase in sales volumes	986
Segment Profit for fiscal 2017	$54,006

The decrease in Segment Profit for the Polyester Segment was attributable to (i) the impact of an unfavorable change in sales mix, as described in the net sales analysis above and (ii) the impact of periodic increases in virgin polyester raw material costs with an inherent delay in selling price adjustments, despite an increase in sales volumes.

Polyester Segment net sales and Segment Profit as a percentage of total consolidated amounts were 55.0% and 48.2%, respectively, for fiscal 2017, compared to 59.5% and 56.0%, respectively, for fiscal 2016.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Fiscal Year Ended
	June 25, 2017		June 26, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$112,704	100.0	$131,715	100.0	(14.4)
Cost of sales	100,633	89.3	113,906	86.5	(11.7)
Gross profit	12,071	10.7	17,809	13.5	(32.2)
Depreciation expense	2,125	1.9	1,899	1.5	11.9
Segment Profit	$14,196	12.6	$19,708	15.0	(28.0)

The change in net sales for the Nylon Segment is as follows:

Net sales for fiscal 2016	$131,715
Decrease in sales volumes	(15,973)
Decrease in average selling price and change in sales mix	(3,038)
Net sales for fiscal 2017	$112,704

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

The change in Segment Profit for the Nylon Segment is as follows:

Segment Profit for fiscal 2016	$19,708
Decrease in underlying margins	(3,122)
Decrease in sales volumes	(2,390)
Segment Profit for fiscal 2017	$14,196

The decrease in Segment Profit for the Nylon Segment was attributable to (i) the shift of higher-margin PVA sales to the International Segment and (ii) the impact of lower sales on production volumes, driving higher unit manufacturing costs due to lower capacity utilization.

Nylon Segment net sales and Segment Profit as a percentage of total consolidated amounts were 17.4% and 12.7%, respectively, for fiscal 2017, compared to 20.5% and 18.2%, respectively, for fiscal 2016.

International Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Fiscal Year Ended
	June 25, 2017		June 26, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$173,686	100.0	$122,554	100.0	41.7
Cost of sales	131,087	75.5	95,666	78.1	37.0
Gross profit	42,599	24.5	26,888	21.9	58.4
Depreciation expense	1,119	0.7	885	0.8	26.4
Segment Profit	$43,718	25.2	$27,773	22.7	57.4

The change in net sales for the International Segment is as follows:

Net sales for fiscal 2016	$122,554
Increase in sales volumes	50,235
Net favorable foreign currency translation effects (Brazilian Real and Chinese Renminbi)	9,636
Decrease in average selling price and change in sales mix	(8,739)
Net sales for fiscal 2017	$173,686

The increase in net sales for the International Segment was attributable to (i) higher sales volumes at our Brazilian subsidiary due to increased demand for synthetic yarns, including air-covered PVA products for use in applications such as stretch denim, (ii) higher sales volumes at our Chinese subsidiary, which benefited from growth of PVA sales and the transition of certain programs from the Nylon Segment and (iii) favorable foreign currency translation due to the strengthening of the Brazilian Real (using a weighted average exchange rate of 3.22 Real/U.S. Dollar and 3.67 Real/U.S. Dollar for fiscal 2017 and 2016, respectively). These benefits were partially offset by a decrease in the average selling price in China due to (a) a greater mix of lower-priced staple fiber sales to several yarn manufacturers for a PVA apparel program and (b) unfavorable foreign currency translation from the Chinese Renminbi.

The change in Segment Profit for the International Segment is as follows:

Segment Profit for fiscal 2016	$27,773
Increase in sales volumes	11,349
Improvements in underlying margins	2,664
Net favorable foreign currency translation effects (Brazilian Real and Chinese Renminbi)	1,932
Segment Profit for fiscal 2017	$43,718

The increase in Segment Profit for the International Segment was attributable to (i) increased sales volumes, as described in the net sales analysis above, (ii) improved margins in Brazil due to a mix of higher-margin manufactured products (including PVA products) and improved cost efficiency associated with greater production volumes and (iii) net favorable foreign currency translation effects due to the strengthening of the Brazilian Real versus the U.S. Dollar.

International Segment net sales and Segment profit as a percentage of total consolidated amounts were 26.8% and 39.0%, respectively, for fiscal 2017, compared to 19.0% and 25.6%, respectively, for fiscal 2016.

Consolidated Selling, General & Administrative Expenses

The change in SG&A expenses is as follows:

SG&A expenses for fiscal 2016	$47,502
Net increase for external service providers	2,386
Increase in supplemental retirement plan expenses	640
Increase due to foreign currency translation	465
Increase in incentive compensation expenses	410
Decrease in sales, franchise and property taxes	(533)
Other net decreases	(41)
SG&A expenses for fiscal 2017	$50,829

Total SG&A expenses were higher for fiscal 2017 compared to fiscal 2016, primarily as a result of (i) a net increase in fees paid to external service providers, including audit, legal, tax, consulting, marketing and branding services, many of which related to strategic planning, talent acquisition and commercial expansion, (ii) an increase in supplemental retirement plan expenses driven by comparatively stronger performance of the equity index benchmark, (iii) an increase in foreign currency translation primarily due to the strengthening of the Brazilian Real versus the U.S. Dollar and (iv) an increase in incentive compensation expenses due to favorable performance against established targets, partially offset by a decrease in non-income related taxes and other net decreases.

UNIFI expects SG&A expenses to further increase from fiscal 2017 to fiscal 2018 due to planned spending on commercial expansion, additional technology and innovation, new partnerships and talent acquisition.

Consolidated (Benefit) Provision for Bad Debts

(Benefit) provision for bad debts changed favorably from a provision of $1,684 for fiscal 2016 to a benefit of $123 for fiscal 2017.  The benefit to fiscal 2017 reflects a net decrease in the reserve against specifically identified customer balances in the Polyester and International Segments.

Consolidated Other Operating (Income) Expense, Net

Other operating (income) expense, net changed favorably from $2,248 of expense for fiscal 2016 to $310 of income for fiscal 2017. Other operating (income) expense, net for fiscal 2017 primarily includes favorable foreign currency exchange rates, while the total for fiscal 2016 primarily includes key employee transition costs.

Consolidated Interest Expense, Net

Interest expense, net increased from $2,918 for fiscal 2016 to $3,061 for fiscal 2017, and reflected the following components:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016
Interest and fees on the ABL Facility	$3,032	$2,903
Other interest	1,021	885
Subtotal of interest on debt obligations	4,053	3,788
Amortization of debt financing fees	390	407
Mark-to-market adjustment for interest rate swap	(260)	(20)
Reclassification adjustment for interest rate swap	70	77
Interest capitalized to property, plant and equipment, net	(675)	(724)
Subtotal of other components of interest expense	(475)	(260)
Total interest expense	3,578	3,528
Interest income	(517)	(610)
Interest expense, net	$3,061	$2,918

Interest on debt obligations increased from fiscal 2016 to fiscal 2017 in connection with an increase in the weighted average interest rate and an increase in capital lease obligations.

The change in other components of interest expense from the prior period is primarily attributable to a favorable change in the mark-to-market adjustment for the historical interest rate swap.

Interest income in each period includes earnings recognized on cash equivalents held globally.

Loss on Sale of Business

On December 23, 2016, UNIFI, through a wholly owned foreign subsidiary, entered into an agreement to sell its 60% equity ownership interest in Renewables to its existing third-party joint venture partner for $500 in cash and release of certain debt obligations. In connection with the transaction, UNIFI recognized a loss on sale of business of $1,662.

Consolidated Earnings from Unconsolidated Affiliates

The components of earnings from unconsolidated affiliates are as follows:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016
Earnings from PAL	$(2,723)	$(6,074)
Earnings from nylon joint ventures	(1,507)	(2,889)
Total equity in earnings of unconsolidated affiliates	$(4,230)	$(8,963)

As a percentage of consolidated income before income taxes	9.8%	18.6%

UNIFI’s 34% share of PAL’s earnings decreased from $6,074 in fiscal 2016 to $2,723 in fiscal 2017. The decrease is primarily attributable to lower volumes and operating margins, mostly as a result of a challenging domestic cotton market.  The earnings from the nylon joint ventures experienced a decrease primarily due to higher raw material costs and softness in the nylon markets.

Consolidated Income Taxes

The change in consolidated income taxes is as follows:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016
Income before income taxes	$43,275	$48,243
Provision for income taxes	10,898	15,073
Effective tax rate	25.2%	31.2%

The effective tax rate for fiscal 2017 benefited from, among other things, (i) a lower overall effective tax rate for UNIFI’s foreign earnings (reflecting free-trade zone sales in El Salvador and lower statutory tax rates in both Brazil and China), (ii) increased research and development credits, (iii) a decrease in the valuation allowance reflecting the recognition of lower taxable income versus book income for UNIFI’s investment in PAL (for which UNIFI maintains a full valuation allowance) and (iv) a reduction in the valuation allowance related to foreign net operating losses utilized in 2017.  Such favorable impacts to the fiscal 2017 effective tax rate were partially offset by (a) a reduction in the domestic production activities deduction due to the carryback of certain losses, (b) a change in uncertain tax positions and (c) withholding taxes on repatriation of foreign earnings.

The effective tax rate for fiscal 2016 benefited from, among other things, (i) a lower overall effective tax rate for UNIFI’s foreign earnings (reflecting free-trade zone sales in El Salvador and lower statutory tax rates in both Brazil and China), (ii) a decrease in the valuation allowance reflecting the recognition of lower taxable income versus book income for UNIFI’s investment in PAL (for which UNIFI maintains a full valuation allowance) and (iii) a reduction in the valuation allowance related to foreign tax credits utilized in 2016.  Such favorable impacts to the fiscal 2016 effective tax rate were partially offset by (a) utilization of foreign tax credits, (b) an increase in the valuation allowance for net operating losses, including Renewables, for which no tax benefit could be recognized, (c) state and local taxes net of the assumed federal benefit and (d) a change in uncertain tax positions.

The favorable change in the effective tax rate from fiscal 2016 to fiscal 2017 is primarily attributable to both a greater mix of foreign earnings and increased research and development credits in fiscal 2017.

Consolidated Net Income Attributable to Unifi, Inc.

Net Income for fiscal 2017 was $32,875, or $1.81 per basic share, compared to $34,415, or $1.93 per basic share, for fiscal 2016.  The decrease was primarily attributable to (i) lower earnings from equity affiliates and (ii) an increase in SG&A expenses, partially offset by (a) the recognition of a benefit for bad debts, (b) a lower effective tax rate and (c) favorable foreign currency exchange rates.  Gross profit improved slightly versus the prior fiscal year due to growth in sales of PVA products, especially in the International Segment, which was partially offset by a difficult domestic environment and fluctuating virgin polyester raw material costs temporarily depressing domestic gross margins.

Consolidated Adjusted EBITDA

From fiscal 2016 to fiscal 2017, Adjusted EBITDA increased from $65,357 to $65,593.  The increase is primarily attributable to growth in sales of PVA products, a benefit for bad debts, and favorable foreign currency exchange rates, partially offset by certain volume declines attributable to a difficult domestic retail environment and higher SG&A expenses.

Review of Fiscal 2016 Results of Operations Compared to Fiscal 2015

Consolidated Overview

The components of Net Income, each component as a percentage of net sales and the percentage increase or decrease over the prior fiscal year amounts are presented in the table below.  Fiscal 2016 and 2015 both were comprised of 52 weeks.

	For the Fiscal Year Ended
	June 26, 2016		June 28, 2015
		% of Net Sales		% of Net Sales	% Change
Net sales	$643,637	100.0	$687,121	100.0	(6.3)
Cost of sales	550,005	85.5	596,416	86.8	(7.8)
Gross profit	93,632	14.5	90,705	13.2	3.2
Selling, general and administrative expenses	47,502	7.4	49,672	7.2	(4.4)
Provision for bad debts	1,684	0.2	947	0.2	77.8
Other operating expense, net	2,248	0.3	1,600	0.2	40.5
Operating income	42,198	6.6	38,486	5.6	9.6
Interest expense, net	2,918	0.5	3,109	0.4	(6.1)
Loss on extinguishment of debt	—	—	1,040	0.2	(100.0)
Earnings from unconsolidated affiliates	(8,963)	(1.4)	(19,475)	(2.8)	(54.0)
Income before income taxes	48,243	7.5	53,812	7.8	(10.3)
Provision for income taxes	15,073	2.4	13,346	1.9	12.9
Net income including non-controlling interest	33,170	5.1	40,466	5.9	(18.0)
Less: net loss attributable to non-controlling interest	(1,245)	(0.2)	(1,685)	(0.2)	(26.1)
Net income attributable to Unifi, Inc.	$34,415	5.3	$42,151	6.1	(18.4)

Consolidated Net Sales

Consolidated net sales for fiscal 2016 decreased by $43,484, or 6.3%, as compared to fiscal 2015.

Consolidated sales volumes decreased 0.7%, concentrated in the Polyester and Nylon Segments, while volumes in the International Segment increased. The slight overall decline in sales volumes was attributable to (i) UNIFI’s strategic exiting of specific low-margin business and (ii) domestic market softness and supply chain adjustments, partially offset by increased global demand for our PVA yarns.

Consolidated sales pricing declined 5.6%, primarily due to (i) the devaluation of certain foreign currencies versus the U.S. Dollar (approximately $31,000), (ii) a lower proportion of nylon in our product mix and (iii) lower pricing in the Polyester and Nylon Segments as a result of lower raw material costs, partially offset by pricing improvements attributable to the continued success of PVA programs. PVA products comprised approximately 35% of UNIFI’s consolidated net sales for fiscal 2016 as compared to approximately 30% for fiscal 2015.

Consolidated Gross Profit

Gross profit for fiscal 2016 increased by $2,927, or 3.2%, as compared to fiscal 2015, reflecting strength in the International Segment, partially offset by decreases in the Polyester and Nylon Segments.  Gross profit increased for the International Segment due to (i) an increase in sales volumes and margins for our Chinese subsidiary from PVA sales growth and (ii) improved margins in Brazil, partially offset by unfavorable foreign currency translation due to the devaluation of the Brazilian Real and Chinese Renminbi versus the U.S. Dollar.  Lower gross profit for the Polyester Segment was primarily attributable to lower sales volumes.  Gross profit decreased for the Nylon Segment primarily due to lower sales volumes and devaluation of the Colombian Peso versus the U.S. Dollar, partially offset by improved overall manufacturing efficiencies.

Further details regarding the changes in net sales and gross profit from fiscal 2015 to fiscal 2016 by reportable segment follow.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

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

The decrease in net sales for the Polyester Segment was attributable to lower sales prices as a result of lower raw material costs (approximately 10% for virgin polyester raw materials), partially offset by an improved sales mix (due to our focus on growing PVA sales).  Decreased sales volumes are primarily attributable to (i) the strategic exiting of specific lower-margin commodity business and (ii) lower demand in certain sectors of the retail market, partially offset by growth of PVA yarn volumes.

The change in Segment Profit for the Polyester Segment is as follows:

Segment Profit for fiscal 2015	$61,356
Decrease in sales volumes	(761)
Increase in underlying margins	122
Segment Profit for fiscal 2016	$60,717

The decrease in Segment Profit for the Polyester Segment was attributable to lower sales volumes, as discussed in the net sales analysis above, and an increase in manufacturing costs, partially offset by the favorable impact of mix enrichment achieved through increased demand for our PVA yarns. Segment Profit, as a percentage of net sales, grew over fiscal 2015, demonstrating mix enrichment.

Polyester Segment net sales and Segment Profit as a percentage of total consolidated amounts were 59.5% and 56.0%, respectively, for fiscal 2016, compared to 57.7% and 58.1%, respectively, for fiscal 2015.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Fiscal Year Ended
	June 26, 2016		June 28, 2015
		% of Net Sales		% of Net Sales	% Change
Net sales	$131,715	100.0	$149,612	100.0	(12.0)
Cost of sales	113,906	86.5	130,644	87.3	(12.8)
Gross profit	17,809	13.5	18,968	12.7	(6.1)
Depreciation expense	1,899	1.5	1,798	1.2	5.6
Segment Profit	$19,708	15.0	$20,766	13.9	(5.1)

The change in net sales for the Nylon Segment is as follows:

Net sales for fiscal 2015	$149,612
Decrease in sales volumes	(13,457)
Decrease in average selling price and change in sales mix	(3,173)
Unfavorable foreign currency translation effects	(1,267)
Net sales for fiscal 2016	$131,715

The decrease in net sales for the Nylon Segment was primarily attributable to (i) lower sales volumes as a result of domestic market weakness and certain inventory adjustments in the supply chain, (ii) a decrease in pricing following the decline in raw material costs, and (iii) currency devaluation of the Colombian Peso versus the U.S. Dollar.

The change in Segment Profit for the Nylon Segment is as follows:

Segment Profit for fiscal 2015	$20,766
Decrease in sales volumes	(1,867)
Unfavorable foreign currency translation effects (Colombian Peso)	(329)
Improvement in underlying margins	1,138
Segment Profit for fiscal 2016	$19,708

The decrease in Segment Profit for the Nylon Segment was primarily attributable to (i) lower sales volumes, as discussed in the net sales analysis above and (ii) the unfavorable impact of currency devaluation of the Colombian Peso versus the U.S. Dollar. These decreases were partially offset by improved manufacturing efficiencies.

Nylon Segment net sales and Segment Profit as a percentage of total consolidated amounts were 20.5% and 18.2%, respectively, for fiscal 2016, compared to 21.8% and 19.7%, respectively, for fiscal 2015.

International Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Fiscal Year Ended
	June 26, 2016		June 28, 2015
		% of Net Sales		% of Net Sales	% Change
Net sales	$122,554	100.0	$134,992	100.0	(9.2)
Cost of sales	95,666	78.1	113,556	84.1	(15.8)
Gross profit	26,888	21.9	21,436	15.9	25.4
Depreciation expense	885	0.8	1,997	1.5	(55.7)
Segment Profit	$27,773	22.7	$23,433	17.4	18.5

The change in net sales for the International Segment is as follows:

Net sales for fiscal 2015	$134,992
Unfavorable foreign currency translation effects (Brazilian Real and Chinese Renminbi)	(29,761)
Improvement in average selling price and change in sales mix	14,233
Increase in sales volumes	3,090
Net sales for fiscal 2016	$122,554

The decrease in net sales for the International Segment was primarily attributable to unfavorable foreign currency translation effects due to the devaluation of the Brazilian Real versus the U.S. Dollar (using a weighted average exchange rate of 3.67 Real/U.S. Dollar and 2.66 Real/U.S. Dollar for fiscal 2016 and 2015, respectively) and weakening of the Chinese Renminbi versus the U.S. Dollar. PVA portfolio growth and favorable product and price mix in Brazil led to improvements in underlying average selling price and sales mix. In addition, our Brazilian subsidiary gained market share during the second half of fiscal 2016 as a local competitor closed its operations.

The change in Segment Profit for the International Segment is as follows:

Segment Profit for fiscal 2015	$23,433
Improvements in underlying margins	9,098
Increase in sales volumes	516
Unfavorable foreign currency translation effects (Brazilian Real and Chinese Renminbi)	(5,274)
Segment Profit for fiscal 2016	$27,773

The increase in Segment Profit for the International Segment was attributable to (i) improved margins in Brazil based on a greater mix of higher-margin manufactured PVA products as well as increased unit conversion margin for both manufactured and resale yarns, (ii) improved margins in China due to the continued growth of PVA programs in Asia and (iii) higher sales volumes as noted in the net sales analysis above. The increase was partially offset by unfavorable foreign currency translation effects due to the devaluation of both the Brazilian Real and Chinese Renminbi against the U.S. Dollar.

International Segment net sales and Segment profit as a percentage of total consolidated amounts were 19.0% and 25.6%, respectively, for fiscal 2016, compared to 19.6% and 22.2%, respectively, for fiscal 2015.

Consolidated Selling, General & Administrative Expenses

The change in SG&A expenses is as follows:

SG&A expenses for fiscal 2015	$49,672
Decrease in variable compensation	(1,231)
Decrease in non-cash compensation expenses	(647)
Decrease in depreciation and amortization expenses	(304)
Increase in consumer marketing and branding expenses	888
Decrease due to foreign currency translation and other net activity	(876)
SG&A expenses for fiscal 2016	$47,502

Total SG&A expenses were lower versus the prior fiscal year, primarily attributable to (i) a decrease in variable compensation expense due to a smaller pool of executive officers in fiscal 2016, (ii) a decrease in non-cash compensation expense reflecting (a) lower expense for an unfunded supplemental retirement plan driven by lower market performance for an equity index during fiscal 2016 and (b) a comparative decline in the quantity of stock option awards vesting, (iii) a decrease in depreciation and amortization expenses due to lower amortization of customer lists and (iv) a decrease due to the impact of foreign currency translation.  These decreases were partially offset by an increase in consumer marketing and branding expenses resulting from the timing and magnitude of expenses for advertising and sponsorship agreements, primarily for REPREVE®.

Consolidated Provision for Bad Debts

Provision for bad debts increased from $947 for fiscal 2015 to $1,684 for fiscal 2016. The increase primarily reflects a provision for a specific Polyester customer balance, for which UNIFI had determined a full recovery to be unlikely.

Consolidated Other Operating Expense, Net

Other operating expense, net increased from $1,600 for fiscal 2015 to $2,248 for fiscal 2016.

The increase was driven by the incurrence of consulting and transition fees related to former executives of UNIFI ($1,293), partially offset by a year-over-year decrease in the net impact of asset disposals ($765). During fiscal 2015, Renewables recorded a loss on disposal of assets of $1,322 (before non-controlling interest) relating to certain miscanthus grass which would not be used in the future. Also in fiscal 2015, UNIFI recognized a gain on sale of assets of $630 relating to the sale of certain land and building assets historically utilized for warehousing in the Polyester Segment.

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

UNIFI capitalized more interest in fiscal 2016, driven by increased capital expenditures, the majority of which relate to the construction of a plastic bottle processing facility.

Interest income in each period includes earnings recognized on cash equivalents held globally. Interest income decreased from fiscal 2015 due to a lower average balance of interest-bearing cash equivalents held by our Brazilian subsidiary (where interest rates are highest among UNIFI’s subsidiaries) and changes in foreign currency translation attributable to the devaluation of the Brazilian Real against the U.S. Dollar.

Loss on Extinguishment of Debt

UNIFI’s amendment of its credit facility during fiscal 2015 established substantially different terms for the term loan portion of the facility (including the replacement of an existing lender), and led UNIFI to record a loss on extinguishment of debt of $1,040 for the write-off of certain debt financing fees related to the previous credit agreement.

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

UNIFI’s 34% share of PAL’s earnings decreased from $17,403 in fiscal 2015 to $6,074 in fiscal 2016. The decrease is primarily attributable to (i) two bargain purchase gains (combined total of approximately $14,000 for PAL, which equates to approximately $4,700 for UNIFI) recognized in fiscal 2015 by PAL from the acquisitions of (a) a yarn manufacturer based in Mexico for which PAL previously held a 50% ownership interest and (b) two cotton spinning facilities in the United States, (ii) lower volumes related to domestic market weakness, (iii) higher start-up and depreciation expenses in connection with recent expansions and (iv) lower operating margins primarily as a result of competitive price pressure.

The remaining change in earnings from unconsolidated affiliates relates to improved combined operating results for UNIFI’s two nylon extrusion joint ventures that supply POY to UNIFI’s Nylon Segment, resulting from lower raw material costs.

Consolidated Income Taxes

The change in consolidated income taxes is as follows:

	For the Fiscal Year Ended
	June 26, 2016	June 28, 2015
Income before income taxes	$48,243	$53,812
Provision for income taxes	15,073	13,346
Effective tax rate	31.2%	24.8%

The effective tax rates for fiscal 2016 and 2015 were favorably impacted by, among other things (i) a lower overall effective tax rate for UNIFI’s foreign earnings (reflecting free-trade zone sales in El Salvador and lower statutory tax rates in both Brazil and China), (ii) net federal and state credits, (iii) a decrease in the valuation allowance reflecting the recognition of lower taxable income versus book income for UNIFI’s investment in PAL (for which UNIFI maintains a full valuation allowance) and (iv) the domestic production activities deduction. Such favorable impacts to the fiscal 2016 and 2015 effective tax rates were partially offset by (a) an increase in the valuation allowance for net operating losses, including Renewables, for which no tax benefit could be recognized, (b) state and local taxes net of the assumed federal benefit and (c) a change in uncertain tax positions.

The effective tax rate increased from 24.8% in fiscal 2015 to 31.2% in fiscal 2016, primarily attributable to certain impacts to the fiscal 2015 effective tax rate that were not components of the fiscal 2016 effective tax rate.  In fiscal 2015, the effective tax rate was driven lower by (i) the reversal of the deferred tax liability reflecting UNIFI’s indefinite reinvestment assertion at that time, generating a benefit of $7,639 and (ii) renewable energy tax credits of $1,036 relating to the installation of a solar farm in Yadkinville, North Carolina. These benefits were partially offset by the unfavorable impact of settling certain intercompany transactions involving UNIFI’s Brazilian subsidiary, approximating $6,000.

Consolidated Net Income Attributable to Unifi, Inc.

Net Income for fiscal 2016 was $34,415, or $1.93 per basic share, compared to $42,151, or $2.32 per basic share, for fiscal 2015.  After considering the loss on extinguishment of debt of $1,040 recorded in fiscal 2015, the decrease in Net Income is primarily attributable to (i) a decrease in earnings from PAL (as discussed above), (ii) a more favorable effective tax rate in fiscal 2015, (iii) further unfavorable devaluation of the Brazilian Real versus the U.S. Dollar and (iv) an increase in the provision for bad debts, partially offset by (a) an increase in gross profit, (b) a decrease in SG&A expenses and (c) improved earnings from our nylon joint ventures.

Consolidated Adjusted EBITDA

From fiscal 2015 to fiscal 2016, Adjusted EBITDA increased from $59,610 to $65,357.  As addressed above, the improvement in gross profit was the primary driver for the increase in Adjusted EBITDA.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service and stock repurchases.  UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver of its credit facility.  For fiscal 2017, cash generated from operations was $46,062, and at June 25, 2017, excess availability under the ABL Revolver was $65,064.

As of June 25, 2017, all of UNIFI’s $129,468 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by such other subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of tax planning and financing strategies to ensure that its worldwide cash is available in the locations where it is needed. The following table presents a summary of cash and cash equivalents, liquidity, working capital and total debt obligations as of June 25, 2017 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$18	$35,407	$35,425
Borrowings available under financing arrangements	65,064	—	65,064
Liquidity	$65,082	$35,407	$100,489

Working capital	$78,799	$88,784	$167,583
Total debt obligations	$129,468	$—	$129,468

UNIFI received a $6,800 dividend distribution from PAL on June 28, 2017, subsequent to UNIFI’s fiscal 2017.

As of June 25, 2017, U.S. income taxes were not provided for a cumulative total of approximately $80,300 of undistributed earnings and profits of UNIFI’s foreign subsidiaries as UNIFI currently intends to reinvest these earnings in these foreign operations indefinitely.  If at a later date, these earnings were repatriated to the United States, UNIFI would be required to pay taxes on these amounts.  Nevertheless, in future periods, UNIFI will continue to assess the existing circumstances, including any changes in tax laws, and reevaluate the necessity for any deferred tax liability.  Determination of the amount of any deferred tax liability on these undistributed earnings is not practicable.

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	June 25, 2017	June 25, 2017	June 26, 2016
ABL Revolver	March 2020	2.8%	$9,300	$6,200
ABL Term Loan (1)	March 2020	3.0%	95,000	90,250
Capital lease obligations	(2)	3.8%	25,168	15,798
Construction financing	(3)	(3)	—	6,629
Renewables’ term loan	—	—	—	4,000
Renewables’ promissory note	—	—	—	135
Total debt			129,468	123,012
Current portion of capital lease obligations			(7,060)	(4,261)
Current portion of other long-term debt			(10,000)	(9,525)
Unamortized debt issuance costs			(1,026)	(1,421)
Total long-term debt			$111,382	$107,805

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for capital lease obligations range from July 2018 to November 2027.
(3)	Refer to the discussion below under the subheading “—Construction Financing” for further information.

ABL Facility

On March 26, 2015, Unifi, Inc. and its subsidiary, Unifi Manufacturing, Inc., entered into an Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”) for a $200,000 senior secured credit facility (the “ABL Facility”) with a syndicate of lenders.  The ABL Facility consists of a $100,000 revolving credit facility (the “ABL Revolver”) and a term loan that can be reset up to a maximum amount of $100,000, once per fiscal year, if certain conditions are met (the “ABL Term Loan”). Such principal increases occurred in both November 2015 and November 2016 as discussed in further detail below.  The ABL Facility has a maturity date of March 26, 2020.

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

The ABL Facility is secured by a first-priority perfected security interest in substantially all owned property and assets (together with all proceeds and products) of Unifi, Inc., Unifi Manufacturing, Inc. and certain subsidiary guarantors (the “Loan Parties”). It is also secured by a first-priority security interest in all (or 65% in the case of certain first-tier controlled foreign corporations, as required by the lenders) of the stock of (or other ownership interests in) each of the Loan Parties (other than UNIFI) and certain subsidiaries of the Loan Parties, together with all proceeds and products thereof.

If excess availability under the ABL Revolver falls below the defined Trigger Level, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of June 25, 2017 was $24,375. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

ABL Facility borrowings bear interest at the London Interbank Offer Rate (“LIBOR”) plus an applicable margin of 1.50% to 2.00%, or the Base Rate (as defined below) plus an applicable margin of 0.50% to 1.00%, with interest currently being paid on a monthly basis. The applicable margin is based on (i) the excess availability under the ABL Revolver and (ii) the consolidated leverage ratio, calculated as of the end of each fiscal quarter. The Base Rate means the greater of (a) the prime lending rate as publicly announced from time to time by Wells Fargo, (b) the Federal Funds Rate plus 0.5% and (c) LIBOR plus 1.0%. UNIFI’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations. There is also a monthly unused line fee under the ABL Revolver of 0.25%.

As of June 25, 2017, UNIFI was in compliance with all financial covenants and the excess availability under the ABL Revolver was $65,064.  At June 25, 2017, the fixed charge coverage ratio was 0.84 to 1.0 and UNIFI had $400 of standby letters of credit, none of which have been drawn upon.

Second Amendment

On November 19, 2015, UNIFI entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment increased the percentage applied to real estate valuations, on a one-time basis, from 60% to 75%, for purposes of calculating the ABL Term Loan collateral. Simultaneous to entering into the Second Amendment, UNIFI entered into the Fourth Amended and Restated Term Note, thereby resetting the ABL Term Loan balance to $95,000.

Capital Lease Obligations

During fiscal 2017, UNIFI recorded capital leases with an aggregate present value of $14,070, inclusive of the reclassification activity described below under the subheading “—Construction Financing.”  The weighted average interest rate for these capital leases is 3.9%.

During fiscal 2016, UNIFI entered into capital leases with an aggregate present value of $4,154.

Construction Financing

During fiscal 2016, UNIFI entered into an agreement with a third-party lender that provided for construction-period financing for certain build-to-suit assets. UNIFI recorded project costs to construction in progress and the corresponding liability to construction financing (within long-term debt). As of June 26, 2016, the principal balance of $6,629 included $790 of cash received by UNIFI and $5,839 for construction in progress paid by the third-party lender.

During fiscal 2017, asset construction was completed and the project costs were reclassified from construction in progress to capital lease assets. The principal balance of $13,725 was reclassified to capital lease obligations and amortizes over a five-year period on a monthly basis through May 2022, with an interest rate of 3.8%.

Renewables’ Term Loan and Promissory Note

During the period that UNIFI held a controlling interest in Renewables, the joint venture borrowed $4,000 against a term loan supplement to a master loan agreement and delivered a promissory note for $135, all in efforts to expand operations and secure additional land. Such borrowings were outstanding at June 26, 2016.  Upon the sale of its 60% equity ownership interest in Renewables in December 2016, UNIFI deconsolidated the corresponding assets and liabilities and, accordingly, the respective debt principal balances are appropriately excluded from UNIFI’s total long-term debt as of June 25, 2017.  UNIFI has no liability for such debt.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the following five fiscal years and thereafter:

	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter
ABL Revolver	$—	$—	$9,300	$—	$—	$—
ABL Term Loan	10,000	10,000	75,000	—	—	—
Capital lease obligations	7,060	6,996	5,519	2,624	2,418	551
Total	$17,060	$16,996	$89,819	$2,624	$2,418	$551

Further discussion of the terms and conditions of the Amended Credit Agreement and the Company’s existing indebtedness is outlined in Note 12, “Long-Term Debt,” to the accompanying consolidated financial statements.

Working Capital

The following table presents the components of working capital and the reconciliation from working capital to Adjusted Working Capital:

	June 25, 2017	June 26, 2016
Cash and cash equivalents	$35,425	$16,646
Receivables, net	81,121	83,422
Inventories	111,405	103,532
Other current assets	15,686	8,292
Accounts payable	(41,499)	(41,593)
Accrued expenses	(16,144)	(18,474)
Other current liabilities	(18,411)	(15,241)
Working capital	$167,583	$136,584

Less: Cash and cash equivalents	(35,425)	(16,646)
Less: Other current assets	(15,686)	(8,292)
Less: Other current liabilities	18,411	15,241
Adjusted Working Capital	$134,883	$126,887

Working capital increased from $136,584 as of June 26, 2016 to $167,583 as of June 25, 2017, while Adjusted Working Capital increased from $126,887 to $134,883. Working capital and Adjusted Working Capital are within the range of management’s expectations based on the composition of the underlying business and global structure.

The increase in cash and cash equivalents reflects the strong performance of our international subsidiaries and the intent to leave cash available in foreign jurisdictions for future expansion. The decrease in receivables, net is insignificant. The increase in inventories is attributable to higher inventory units during the start-up phase of our REPREVE® Bottle Processing Center and sales growth from our international operations. The increase in other current assets is primarily attributable to an increase in income taxes receivable due to lower income for UNIFI’s domestic operations. The decrease in accounts payable is insignificant. The decrease in accrued expenses is primarily attributable to the fiscal 2017 payment of amounts due to two former executives. The increase in other current liabilities reflects the higher current portion of long-term debt, primarily attributable to new capital leases.

Capital Projects

During fiscal 2017, we invested approximately $40,000 in capital projects (including amounts funded by a construction financing arrangement). The most significant investment was the completion of our REPREVE® Bottle Processing Center at UNIFI’s existing facility in Reidsville, North Carolina. This bottle processing plant is expected to process 75 million pounds of plastic bottle flake annually, in support of our growing focus on recycling and sustainability, especially with the REPREVE® brand and its expanding portfolio. UNIFI also made investments towards (i) completing the fourth REPREVE® Recycling Center production line, (ii) installing a bi-component spinning line to produce high-value yarns and (iii) additional machinery modifications to meet the ever-changing demands of the market, in support of the PVA product portfolio. These investments were primarily for the Polyester Segment.

In fiscal 2016, we invested approximately $60,000 in capital projects, as we (i) neared completion of the bottle processing plant at our existing facility in Reidsville, North Carolina, (ii) commenced an expansion of our REPREVE® Recycling Center which will allow UNIFI to increase its annual production capacity above the current 72 million pounds, (iii) enhanced our automation systems in our Yadkinville, North Carolina POY facility to handle the increasingly complex product mix, (iv) converted more machinery to accommodate smaller production runs, and (v) further increased our air-jet texturing capacity to capture more market share through our position as the leading technical and quality producer.  These initiatives were designed to support our mix enrichment strategies, while also improving our ability to service customers.

In fiscal 2018, UNIFI expects to invest an additional $35,000 in capital projects, which include (i) placing equipment in Asia in support of our expanding product portfolio and growth opportunities in that region, (ii) completing the fourth production line in the REPREVE® Recycling Center, (iii) making further improvements in production capabilities and technology enhancements in the Americas and (iv) annual maintenance capital expenditures.  UNIFI will seek to ensure maintenance capital expenditures are sufficient to allow continued production at high efficiencies.

The total amount ultimately invested for fiscal 2018 could be more or less depending on the timing and scale of contemplated initiatives, and is expected to be funded by a combination of cash from operations and borrowings under the ABL Revolver.  UNIFI expects the recent capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment and building additions.

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

Stock Repurchase Program

During fiscal 2014, UNIFI completed its repurchase of shares under its initial $50,000 stock repurchase program that had been announced by UNIFI on January 22, 2013 (the “2013 SRP”). On April 23, 2014, UNIFI announced a second stock repurchase program (the “2014 SRP”) to authorize UNIFI to acquire up to an additional $50,000 of its common stock. Under the 2014 SRP (as was the case under the 2013 SRP), UNIFI is authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times and prices and in such manner as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases, if any, are expected to be financed through cash generated from operations and borrowings under the ABL Revolver, and are subject to applicable limitations and restrictions as set forth in the ABL Facility. The 2014 SRP has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases. UNIFI may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

UNIFI made no share repurchases during fiscal 2017, and repurchased a total of 206 shares during fiscal 2016 at an average price of $30.13.  As of June 25, 2017, UNIFI had repurchased a total of 3,147 shares, at an average price of $23.01 (for a total of $72,438 inclusive of commission costs) pursuant to its two Board-approved stock repurchase programs.  $27,603 remained available for share repurchases as of June 25, 2017.

Liquidity Summary

UNIFI has met its historical liquidity requirements for working capital, capital expenditures, debt service requirements and other operating needs from its cash flows from operations and available borrowings.  UNIFI believes that its existing cash balances, cash provided by operating activities, and borrowings available under the ABL Revolver will enable UNIFI to comply with the terms of its indebtedness and meet its foreseeable liquidity requirements.  Domestically, UNIFI’s cash balances, cash provided by operating activities and borrowings available under the ABL Revolver continue to be sufficient to fund UNIFI’s domestic operating activities as well as cash commitments for its investing and financing activities.  For its existing foreign operations, UNIFI expects its existing cash balances and cash provided by operating activities will provide the needed liquidity to fund its foreign operating activities and any foreign investing activities, such as future capital expenditures. However, expansion of our foreign operations may require cash sourced from our domestic subsidiaries.

Cash Provided by Operating Activities

The significant components of net cash provided by operating activities are summarized below. UNIFI analyzes net cash provided by operating activities utilizing the major components of the statements of cash flows prepared under the indirect method.

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Net income including non-controlling interest	$32,377	$33,170	$40,466
Depreciation and amortization expense	20,368	17,528	18,043
Loss on sale of business	1,662	—	—
Loss on extinguishment of debt	—	—	1,040
Equity in earnings of unconsolidated affiliates	(4,230)	(8,963)	(19,475)
Subtotal	50,177	41,735	40,074
Distributions received from unconsolidated affiliates	2,322	4,732	3,718
Deferred income taxes	6,886	5,983	(3,796)
Other changes	(13,323)	3,525	(1,093)
Net cash provided by operating activities	$46,062	$55,975	$38,903

Fiscal 2017 Compared to Fiscal 2016

The decrease in net cash provided by operating activities from fiscal 2016 to fiscal 2017 is primarily due to an increase in working capital in fiscal 2017, as indicated in the Other changes above. Such increase in working capital is primarily attributable to an increase in inventories due to comparatively higher international sales and an increase in income taxes receivable. Also, as PAL’s performance is comparatively weaker, routine tax distributions received by the Company have declined accordingly by approximately $2,400.

These decreases were partially offset by higher earnings of $50,177 in fiscal 2017 versus $41,735 in fiscal 2016 (as indicated in the Subtotal above which reconciles for changes in the listed non-cash activity).

Fiscal 2016 Compared to Fiscal 2015

The increase in net cash provided by operating activities from fiscal 2015 to fiscal 2016 is primarily attributable to significantly lower taxes paid of approximately $7,000 in fiscal 2016 (due, in large part, to the favorable depreciation provisions of the PATH Act of 2015, enacted in December 2015). Further, earnings were approximately $1,700 higher than the prior period (noted via the Subtotal above). Such favorability is primarily attributable to improved gross profits in fiscal 2016, along with lower SG&A expenses.

Additionally, other changes in assets and liabilities grew favorably, primarily attributable to a favorable change in inventories for fiscal 2016, reflecting lower raw material prices, whereas fiscal 2015 was impacted by a build of raw material inventories in support of expanded recycling activities. However, fiscal 2016 was unfavorably impacted by lower customer receipts during June 2016 compared to June 2015.

Cash Used in Investing Activities and Financing Activities

Fiscal 2017

UNIFI utilized $33,382 for net investing activities and was provided $6,504 from net financing activities during fiscal 2017. Significant investing activities include $33,190 for capital expenditures, which primarily relate to the addition of machinery, equipment and infrastructure for UNIFI’s REPREVE® Bottle Processing Center at our existing facility in Reidsville, North Carolina, which started production in August 2016, along with other capital expenditures to improve UNIFI’s manufacturing flexibility and capability to produce PVA products and to increase the capacity of our REPREVE® Recycling Center.

Significant financing activities include $7,850 for net borrowings against the ABL Facility and $4,700 for payments on capital lease obligations, partially offset by $2,787 of proceeds from stock option exercises.

Fiscal 2016

UNIFI utilized $52,892 for net investing activities and was provided $3,642 from net financing activities during fiscal 2016. Significant investing activities include $52,337 for capital expenditures, which primarily relate to the addition of machinery, equipment and infrastructure for UNIFI’s new plastic bottle processing plant at our existing facility in Reidsville, North Carolina, along with other capital expenditures to improve UNIFI’s manufacturing flexibility and capability to produce PVA products and to increase the capacity of our REPREVE® Recycling Center.

Significant financing activities include (i) $9,325 for net borrowings against the ABL Facility and (ii) $4,000 borrowed against a term loan supplement, partially offset by (a) $4,090 for payments on capital lease obligations and (b) $6,211 for stock repurchases.

Fiscal 2015

UNIFI utilized $22,541 for net investing activities and $18,190 for net financing activities during fiscal 2015.  Significant investing activities include $25,966 for capital expenditures, which primarily relate to (i) improving UNIFI’s manufacturing flexibility and capability to produce PVA products, (ii) increasing the capacity of our  REPREVE® Recycling Center and (iii) adding to the capacity, flexibility and efficiency of UNIFI’s facilities in Yadkinville and Madison, North Carolina and El Salvador through the addition of texturing machines.

Significant financing activities include net repayments of $6,875 on the ABL Facility and $10,360 for stock repurchases.

Contractual Obligations

As of June 25, 2017, UNIFI’s contractual obligations consisted of the following:

	Cash Payments Due By Period
Description of Commitment	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
ABL Revolver	$9,300	$—	$9,300	$—	$—
ABL Term Loan	95,000	10,000	85,000	—	—
Capital lease obligations	25,168	7,060	12,515	5,042	551
Contingent consideration (1)	925	445	480	—	—
Other long-term obligations (2)	3,500	235	121	62	3,082
Subtotal	$133,893	$17,740	$107,416	$5,104	$3,633
Interest on long-term debt and other obligations (3)	10,222	4,249	5,656	243	74
Operating leases	6,371	2,088	2,961	1,322	—
Capital purchase obligations (4)	5,501	5,501	—	—	—
Purchase obligations (5)	29,883	14,195	14,886	373	429
Total cash payments by period	$185,870	$43,773	$130,919	$7,042	$4,136

(1)	Contingent consideration payments are reflected at present value based on the expected future payments used in the underlying fair value determination.
(2)	Other long-term obligations do not include an estimate of the timing of potential tax payments related to uncertain tax positions; therefore, $5,077 has been excluded from the table above.
(3)	Interest payments on variable-rate debt instruments are calculated for future periods using interest rates and terms in effect at June 25, 2017.
(4)	Capital purchase obligations relate to contracts with vendors for the construction of assets.
(5)	Purchase obligations primarily consist of utility, software and other service agreements.

For purposes of the above table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

As of June 25, 2017, UNIFI’s open purchase orders totaled approximately $33,000 and were expected to be settled in fiscal 2018.  These open purchase orders are in the ordinary course of business for the procurement of (i) raw materials used in the production of inventory, (ii) certain consumables and outsourced services used in UNIFI’s manufacturing processes and (iii) selected finished goods for resale sourced from third-party suppliers.

As of June 25, 2017, UNIFI had $400 of standby letters of credit, none of which have been drawn upon.

Recent Accounting Pronouncements

Issued and Pending Adoption

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance for the recognition of revenue from contracts with customers. Subsequent Accounting Standards Updates (“ASUs”) have been issued to provide clarity and defer the effective date. The new revenue recognition standard eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach. While UNIFI has not yet determined the effect of the new guidance on its ongoing financial reporting, UNIFI notes the following considerations: (i) the Company is primarily engaged in the business of manufacturing and delivering tangible products utilizing relatively straightforward contract terms without multiple performance obligations and (ii) transaction prices for UNIFI’s primary and material revenue activities are determinable and lack significant timing considerations. UNIFI is currently performing the following activities regarding implementation: (a) reviewing material contracts and (b) assessing accounting policy elections and disclosures under the new guidance. In addition, implementation matters remaining include (x) evaluating the systems and processes to support revenue recognition and (y) selecting the method of adoption. The new revenue recognition guidance is effective for the Company’s fiscal 2019.

In July 2015, the FASB issued ASU 2015-11, Inventory, which modifies the subsequent measurement of inventories recorded under a first-in, first-out or average cost method. Under the new standard, such inventories are required to be measured at the lower of cost and net realizable value. The new standard is effective for UNIFI’s fiscal 2018, with prospective application. UNIFI’s existing principles for inventory measurement include consideration of net realizable value and, therefore, adoption is expected to have no significant impact to UNIFI’s consolidated financial statements.

In February 2016, the FASB issued new accounting guidance for leases. The new guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. While UNIFI has not yet determined the full effect of the new guidance on its ongoing financial reporting, as of June 25, 2017, UNIFI had approximately $6,400 of future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year). The ASU is effective for UNIFI’s fiscal 2020, and early adoption is permitted.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, while reducing cost and complexity. The ASU is effective for UNIFI’s fiscal 2018. UNIFI expects this guidance to impact the provision for income taxes in future periods, but the timing and magnitude of such impact is not estimable.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU is intended to improve and simplify accounting rules around hedge accounting. The ASU is effective for UNIFI’s fiscal 2020 and early adoption is permitted.  UNIFI is evaluating the effect the new guidance will have on its consolidated financial statements and related disclosures.

Recently Adopted

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. In fiscal 2017, UNIFI adopted this guidance on a retrospective basis, restating the corresponding line items of the consolidated balance sheets.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, providing criteria for determining if a license of software, as part of a cloud services arrangement, is subject to capitalization under the existing guidance for internal-use software. UNIFI adopted the guidance in fiscal 2017 and there was no significant impact to UNIFI’s consolidated financial statements.

There have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a significant impact on UNIFI’s consolidated financial statements.

Off-Balance Sheet Arrangements

UNIFI is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on UNIFI’s financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The SEC has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimate from quarter to quarter could materially impact the presentation of the financial statements.  The following discussion provides further information about accounting policies critical to UNIFI and should be read in conjunction with Note 2, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements.

Receivables Reserves

An allowance for losses is provided for known and potential losses arising from yarn quality claims and for amounts owed by customers.  Reserves for yarn quality claims are based on historical claim experience and known pending claims.  The collectability of accounts receivable is based on a combination of factors, including the aging of accounts, historical write off experience, present economic conditions such as customer bankruptcy filings, and the financial health of specific customers and market sectors.  Since losses depend to a large degree on future economic conditions and the health of the textile industry, a significant level of judgment is required to arrive at the allowance for uncollectible accounts. This allowance is established based on percentages applied to accounts aged for set periods of time, supplemented by reserves for individual customer accounts where collection is no longer certain.  Establishing reserves for yarn claims and uncollectible accounts requires management judgment and estimates.  UNIFI does not believe there is a reasonable likelihood that there will be a material change in the estimates and assumptions it uses to assess the allowance for losses.  However, certain unexpected events such as a customer bankruptcy filing could have a material impact on UNIFI’s results of operations.  UNIFI has not made any material changes to the methodology used in establishing its accounts receivable loss reserves during the past three fiscal years.  A plus or minus 10% change in the aged accounts receivable reserve percentages would not have been material to UNIFI’s consolidated financial statements for the past three fiscal years.

Inventory Reserves

Inventory reserves are established based on many factors, including historical recovery rates, the aging of inventories on-hand, inventory movement and expected net realizable value of specific products, and current economic conditions.  Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices less selling costs.  Estimating sales prices and evaluating the condition of the inventories require judgment and estimates, which may impact the ending inventory valuation and gross margins.  UNIFI uses current and historical knowledge to record reasonable estimates of its markdown percentages and expected sales prices.  UNIFI believes it is unlikely that differences in actual demand or selling prices from those projected by management would have a material impact on UNIFI’s financial condition or results of operations.  UNIFI has not made any material changes to the methodology used in establishing its inventory loss reserves during the past three fiscal years.  A plus or minus 10% change in its aged inventory reserves would not have been material to UNIFI’s consolidated financial statements for the past three fiscal years.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  For assets held for sale, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell.  Estimates are required to determine the fair value, the disposal costs and the time period to dispose of the assets.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.  For assets held and used, impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets.  In such cases, additional analysis is conducted to determine the amount of loss to be recognized, and the impairment loss is determined as the amount the carrying value of the asset or asset group exceeds the estimated fair value, measured by future discounted cash flows.  The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgment associated with, among other factors, the appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.  UNIFI’s judgment regarding the existence of circumstances that indicate the potential impairment of an asset’s carrying value is based on several factors, including, but not limited to, changes in business environment, a decline in operating cash flows or a decision to close a manufacturing facility.  The variability of these factors depends on a number of conditions, including uncertainty about future events and general economic conditions.

Impairment of Investments in Unconsolidated Affiliates

UNIFI evaluates its investments in unconsolidated affiliates whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  UNIFI evaluates the ability of an affiliate to generate sufficient earnings and cash flows to justify its carrying value.  Reductions in an affiliate’s cash flows that are other than temporary and indicative of a loss of investment value are assessed for impairment purposes.  For fiscal 2017, UNIFI determined there were no “other-than-temporary” impairments related to the carrying value of its investments in unconsolidated affiliates.

Valuation Allowance for Deferred Tax Assets

UNIFI currently has a valuation allowance against certain of its deferred tax assets in the United States and foreign subsidiaries due to negative evidence concerning the realization of those deferred tax assets.  The deferred tax valuation allowance at June 25, 2017 was $17,957.

In assessing the realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences reverse. Management considers the scheduled reversal of taxable temporary differences, taxable income in carryback periods, projected future taxable income and tax planning strategies in making this assessment.  UNIFI reviews its estimates of future taxable income on a quarterly basis to assess if the need for a valuation allowance exists.  UNIFI continually evaluates both positive and negative evidence to determine whether and when the valuation allowance, or a portion thereof, should be released.  A release of the valuation allowance could have a material effect on earnings in the period of release.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

UNIFI is exposed to market risks associated with changes in interest rates, fluctuations in foreign currency exchange rates, and raw material and commodity costs, which may adversely affect its financial position, results of operations or cash flows.  UNIFI does not enter into derivative financial instruments for trading purposes, nor is it a party to any leveraged financial instruments.

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities.  As of June 25, 2017, UNIFI had borrowings under its ABL Revolver and ABL Term Loan that totaled $104,300 and contain variable rates of interest; however, UNIFI hedges a significant portion of such interest rate variability using interest rate swaps.  As of June 25, 2017, after considering the variable rate debt obligations that have been hedged and UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis shows that a 50-basis point increase in LIBOR as of June 25, 2017 would result in an increase in annual interest expense of less than $300.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies.  Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange risk.  UNIFI may enter into foreign currency forward contracts to hedge this exposure.  UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of June 25, 2017, UNIFI had no outstanding foreign forward currency contracts.

A significant portion of raw materials purchased by UNIFI’s Brazilian subsidiary are denominated in U.S. Dollars, requiring UNIFI to regularly exchange Brazilian Real. During recent fiscal years, UNIFI was negatively impacted by a devaluation of the Brazilian Real. For fiscal 2015, the Brazilian Real declined approximately 40% in relation to the U.S. Dollar, thereby reducing the utility of cash and cash equivalents held by UNIFI’s Brazilian subsidiary.  Discussion and analysis surrounding the impact of fluctuations of the Brazilian Real on UNIFI’s results of operations is included above in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of June 25, 2017, UNIFI’s subsidiaries outside the United States, whose functional currency is other than the U.S. Dollar, held approximately 14.6% of UNIFI’s consolidated total assets. UNIFI does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of June 25, 2017, $28,683, or 81.0%, of UNIFI’s cash and cash equivalents were held outside the United States, of which approximately $23,829 were held in U.S. Dollar equivalents.

More information regarding UNIFI’s derivative financial instruments as of June 25, 2017 is provided in Note 18, “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities,” to the accompanying consolidated financial statements.

Raw Material and Commodity Cost Risks

A significant portion of UNIFI’s raw materials and energy costs are derived from petroleum-based chemicals.  The prices for petroleum and petroleum-related products and energy costs are volatile and dependent on global supply and demand dynamics, including certain geo-political risks.  UNIFI does not use financial instruments to hedge its exposure to changes in these costs.  The costs of the primary raw materials that UNIFI uses throughout all of its operations are generally based on U.S. Dollar pricing, and such materials are purchased at market or at fixed prices that are established with individual vendors as part of the purchasing process for quantities expected to be consumed in the ordinary course of business.

Other Risks

UNIFI is also exposed to political risk, including changing laws and regulations governing international trade, such as quotas, tariffs and tax laws.  The degree of impact and the frequency of these events cannot be predicted.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes begin on page F-i herein.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 25, 2017, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of UNIFI is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). UNIFI’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. UNIFI’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of UNIFI; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of UNIFI are being made only in accordance with authorizations of management and directors of UNIFI; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of UNIFI’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of UNIFI’s internal control over financial reporting as of June 25, 2017, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that, as of June 25, 2017, UNIFI’s internal control over financial reporting was effective based on the criteria established in Internal Control-Integrated Framework (2013).

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of UNIFI’s internal control over financial reporting as of June 25, 2017 has been audited by KPMG LLP (“KPMG”), an independent registered public accounting firm. KPMG’s report, which appears in “Item 8. Financial Statements and Supplementary Data,” expresses an unqualified opinion on the effectiveness of UNIFI’s internal control over financial reporting as of June 25, 2017.

Changes in Internal Control Over Financial Reporting

During UNIFI’s fourth quarter of fiscal 2017, there has been no change in UNIFI’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, UNIFI’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

UNIFI will file with the SEC a definitive proxy statement for its 2017 annual meeting of shareholders (the “Proxy Statement”) no later than 120 days after the close of its fiscal year ended June 25, 2017.  The information required by this item and not given in this item is furnished by incorporation by reference to the information under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

We have adopted a written Code of Business Conduct and Ethics (the “Code of Ethics”), which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act.  The Code of Ethics applies to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.  The Code of Ethics is available on our website at www.unifi.com.  A copy of the Code of Ethics may also be obtained without charge to any person, upon request, by writing to Unifi, Inc., 7201 West Friendly Avenue, Greensboro, North Carolina 27410, Attention: Office of the Secretary.

We will disclose information pertaining to any amendment to, or waiver from, the provisions of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and that relate to any element of the Code of Ethics enumerated in the SEC rules and regulations by posting this information on our website at www.unifi.com.  The information on our website is not a part of this Annual Report and is not incorporated by reference in this Annual Report or any of our other filings with the SEC.

Our executive officers and their respective principal occupation or employment are as follows:  Kevin D. Hall (Chief Executive Officer); Thomas H. Caudle, Jr. (President and Chief Operating Officer); Richard E. Gerstein (Executive Vice President, Global Branded Premium Value-Added Products and Chief Marketing Officer); John Vegas (Executive Vice President, Global Chief Human Resources Officer); Mark A. McNeill (Executive Vice President, Global Innovation); and Christopher A. Smosna (Vice President and Treasurer, and Interim Chief Financial Officer).

Our non-employee directors and their respective principal occupation or employment are as follows: Robert J. Bishop (Managing Principal, Impala Asset Management LLC, a private investment management company); Paul R. Charron (Independent Management Consultant); Archibald Cox, Jr. (Chairman, Sextant Group, Inc., a financial advisory and private equity firm); James M. Kilts (Founding Partner, Centerview Capital, a private equity firm); Kenneth G. Langone (President and Chief Executive Officer, Invemed Associates LLC, an investment banking firm); James D. Mead (President, James Mead & Company, a Connecticut-based executive search and management consulting firm); and Suzanne M. Present (Principal, Gladwyne Partners, LLC, a private partnership fund manager).

Item 11.	Executive Compensation

The information required by this Item will appear under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will appear under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is furnished by incorporation by reference to the information under the headings “Corporate Governance—Director Independence” and “Corporate Governance—Related Person Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is furnished by incorporation by reference to the information under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	1. Financial Statements

The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements on page F-i are filed as part of this Annual Report.

2. Financial Statement Schedules

PAL is an unconsolidated joint venture in which UNIFI holds a 34% equity ownership interest and met the significant subsidiary test for UNIFI’s fiscal years ended June 25, 2017, June 26, 2016 and June 28, 2015.  Accordingly, pursuant to Rule 3-09(b)(2) of Regulation S-X under the Exchange Act, UNIFI will file the required financial statements and related notes of PAL via an amendment to this Annual Report.  PAL’s current fiscal year end is December 30, 2017, which is more than 90 days after UNIFI’s corresponding fiscal year end, June 25, 2017.  PAL’s financial statements as of December 30, 2017 and December 31, 2016 and for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016 will be filed on or before March 30, 2018.

PAL’s prior fiscal year end was December 31, 2016, which was more than 90 days after UNIFI’s corresponding fiscal year, which ended June 26, 2016. Accordingly, pursuant to Rule 3-09(b)(2) of Regulation S-X under the Exchange Act, UNIFI filed the required financial statements and related notes of PAL on March 29, 2017 via an amendment to UNIFI’s Annual Report on Form 10-K for the fiscal year ended June 26, 2016.

3. Exhibits

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

4.1

Registration Rights Agreement, dated as of January 1, 2007, by and between Unifi, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 7.1 to the Schedule 13D filed January 16, 2007 by Dillon Yarn Corporation (File No. 005-30881)).

4.2

Amended and Restated Credit Agreement, dated as of March 26, 2015, by and among Unifi, Inc. and certain of its domestic subsidiaries, as borrowers, Wells Fargo Bank, National Association, as administrative agent, sole lead arranger and sole book runner, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 31, 2015 (File No. 001-10542)).

4.3

First Amendment to Amended and Restated Credit Agreement, dated as of June 26, 2015, by and among Unifi, Inc. and Unifi Manufacturing, Inc., as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed June 30, 2015 (File No. 001-10542)).

4.4

Second Amendment to Amended and Restated Credit Agreement, dated as of November 19, 2015, by and among Unifi, Inc. and Unifi Manufacturing, Inc., as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed November 23, 2015 (File No. 001-10542)).

4.5

Amended and Restated Guaranty and Security Agreement, dated as of March 26, 2015, by and among the grantors from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed March 31, 2015 (File No. 001-10542)).

4.6

First Amendment to Amended and Restated Guaranty and Security Agreement, dated as of June 26, 2015, by and among the grantors from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed June 30, 2015 (File No. 001-10542)).

4.7

Trademark Security Agreement, dated as of May 24, 2012, by and among the grantors party thereto and Wells Fargo Bank, N.A., as agent (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 25, 2012 (File No. 001-10542)).

4.8

Patent Security Agreement, dated as of May 24, 2012, by and among the grantors party thereto and Wells Fargo Bank, N.A., as agent (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed May 25, 2012 (File No. 001-10542)).

10.1*	1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed August 7, 2000 (File No. 333-43158)).

10.2*

Form of Incentive Stock Option Agreement for Employees for use in connection with the 1999 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed July 31, 2006 (File No. 001-10542)).

10.3*	2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed December 12, 2008 (File No. 333-156090)).

10.4*

Form of Incentive Stock Option Agreement for Employees for use in connection with the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 28, 2008 (File No. 001-10542)).

Exhibit Number	Description

10.5*

Form of Restricted Stock Unit Agreement for Non-Employee Directors for use in connection with the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 26, 2010 (File No. 001-10542)).

10.6*

Form of Restricted Stock Unit Agreement for Employees for use in connection with the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 25, 2011 (File No. 001-10542)).

10.7*	Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 23, 2013 (File No. 001-10542)).

10.8*

Form of Restricted Stock Unit Agreement for Non-Employee Directors for use in connection with the Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 23, 2013 (File No. 001-10542)).

10.9*

Form of Restricted Stock Unit Agreement for Employees for use in connection with the Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 29, 2013 (File No. 001-10542)).

10.10*

Form of Incentive Stock Option Agreement for Employees for use in connection with the Unifi, Inc. 2013 Incentive Compensation Plan (used for agreements entered into prior to March 26, 2017) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 29, 2013 (File No. 001-10542)).

10.11*

Form of Incentive Stock Option Agreement for Employees for use in connection with the Unifi, Inc. 2013 Incentive Compensation Plan (used for agreements entered into on or after March 26, 2017) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 001-10542)).

10.12*	Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed July 31, 2006 (File No. 001-10542)).

10.13*	Amendment to Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 6, 2009 (File No. 001-10542)).

10.14*	Unifi, Inc. Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 26, 2010 (File No. 001-10542)).

10.15*	Unifi, Inc. Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

10.16*

Change in Control Agreement by and between Unifi, Inc. and Thomas H. Caudle, Jr., effective as of August 14, 2009 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed August 18, 2009 (File No. 001-10542)).

10.17*

Amendment No. 1 to Change in Control Agreement by and between Unifi, Inc. and Thomas H. Caudle, Jr., effective as of December 31, 2011 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 5, 2012 (File No. 001-10542)).

10.18*

Amendment No. 2 to Change in Control Agreement by and between Unifi, Inc. and Thomas H. Caudle, Jr., effective as of December 31, 2014 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed December 1, 2014 (File No. 001-10542)).

10.19*

Consulting Agreement by and between Unifi, Inc. and William L. Jasper, dated as of April 27, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 28, 2016 (File No. 001-10542)).

Exhibit Number	Description

10.20*

Letter Agreement by and between Unifi, Inc. and Sean D. Goodman, dated as of October 22, 2015 (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended June 26, 2016 (File No. 001-10542)).

10.21*

Employment Agreement by and between Unifi, Inc. and Kevin D. Hall, effective as of May 3, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 4, 2017 (File No. 001-10542)).

10.22*

Amendment No. 1 to Employment Agreement by and between Unifi, Inc. and Kevin D. Hall, effective as of May 19, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed May 19, 2017 (File No. 001-10542)).

10.23+*	Employment Agreement by and between Unifi, Inc. and John D. Vegas, effective as of July 17, 2017.

10.24+*	Employment Agreement by and between Unifi, Inc. and Richard Gerstein, effective as of July 28, 2017.

10.25

Sales and Services Agreement, dated as of January 1, 2007, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-3 filed February 9, 2007 (File No. 333-140580)).

10.26

First Amendment to Sales and Services Agreement, effective as of January 1, 2009, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 3, 2008 (File No. 001-10542)).

10.27

Second Amendment to Sales and Services Agreement, effective as of January 1, 2010, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 11, 2009 (File No. 001-10542)).

10.28

Third Amendment to Sales and Services Agreement, effective as of January 1, 2011, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 22, 2010 (File No. 001-10542)).

10.29

Fourth Amendment to Sales and Services Agreement, effective as of January 1, 2012, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 20, 2011 (File No. 001-10542)).

10.30

Yarn Purchase Agreement, effective as of September 1, 2014, by and between Unifi Manufacturing, Inc. and Hanesbrands Inc. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the fiscal year ended June 29, 2014 (File No. 001-10542)).

10.31

Deposit Account Control Agreement, dated as of May 24, 2012, by and among Unifi Manufacturing, Inc., Wells Fargo Bank, N.A. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 25, 2012 (File No. 001-10542)).

21.1+	List of Subsidiaries of Unifi, Inc.

23.1+	Consent of KPMG LLP.

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101+

The following financial information from Unifi, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 25, 2017, filed September 1, 2017, formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.
**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFI, INC.

Date: September 1, 2017	By:	/s/ KEVIN D. HALL
Kevin D. Hall
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin D. Hall and Thomas H. Caudle, Jr., or either of them, his or her attorney-in-fact, with full power of substitution and resubstitution for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title

/s/ KEVIN D. HALL	Chief Executive Officer and Director
Kevin D. Hall	(Principal Executive Officer)

/s/ CHRISTOPHER A. SMOSNA	Vice President and Treasurer, and
Christopher A. Smosna	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )

/s/ ROBERT J. BISHOP	Director
Robert J. Bishop

/s/ THOMAS H. CAUDLE, JR.	Director
Thomas H. Caudle, Jr.

/s/ PAUL R. CHARRON	Director
Paul R. Charron

/s/ ARCHIBALD COX, JR.	Director
Archibald Cox, Jr.

/s/ JAMES M. KILTS	Director
James M. Kilts

/s/ KENNETH G. LANGONE	Director
Kenneth G. Langone

/s/ JAMES D. MEAD	Chairman of the Board and Director
James D. Mead

/s/ SUZANNE M. PRESENT	Director
Suzanne M. Present

Date: September 1, 2017

UNIFI, INC.

F-i

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Unifi, Inc.:

We have audited the accompanying consolidated balance sheets of Unifi, Inc. and subsidiaries as of June 25, 2017 and June 26, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 25, 2017. These consolidated financial statements are the responsibility of Unifi, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unifi, Inc. and subsidiaries as of June 25, 2017 and June 26, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended June 25, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Unifi, Inc.’s internal control over financial reporting as of June 25, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 1, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Greensboro, North Carolina

September 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Unifi, Inc.:

We have audited Unifi, Inc.’s internal control over financial reporting as of June 25, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Unifi, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Unifi, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 25, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unifi, Inc. and subsidiaries as of June 25, 2017 and June 26, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 25, 2017, and our report dated September 1, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Greensboro, North Carolina

September 1, 2017

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 25, 2017	June 26, 2016
ASSETS
Cash and cash equivalents	$35,425	$16,646
Receivables, net	81,121	83,422
Inventories	111,405	103,532
Income taxes receivable	9,218	3,502
Other current assets	6,468	4,790
Total current assets	243,637	211,892
Property, plant and equipment, net	203,388	185,101
Deferred income taxes	2,194	2,387
Intangible assets, net	2,158	3,741
Investments in unconsolidated affiliates	119,513	117,412
Other non-current assets	613	4,909
Total assets	$571,503	$525,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$41,499	$41,593
Accrued expenses	16,144	18,474
Income taxes payable	1,351	1,455
Current portion of long-term debt	17,060	13,786
Total current liabilities	76,054	75,308
Long-term debt	111,382	107,805
Other long-term liabilities	11,804	10,393
Deferred income taxes	11,457	4,991
Total liabilities	210,697	198,497

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,229,777 and 17,847,416 shares issued and outstanding as of June 25, 2017 and June 26, 2016, respectively)	1,823	1,785
Capital in excess of par value	51,923	45,932
Retained earnings	339,940	307,065
Accumulated other comprehensive loss	(32,880)	(29,751)
Total Unifi, Inc. shareholders’ equity	360,806	325,031
Non-controlling interest	—	1,914
Total shareholders’ equity	360,806	326,945
Total liabilities and shareholders’ equity	$571,503	$525,442

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Net sales	$647,270	$643,637	$687,121
Cost of sales	553,106	550,005	596,416
Gross profit	94,164	93,632	90,705
Selling, general and administrative expenses	50,829	47,502	49,672
(Benefit) provision for bad debts	(123)	1,684	947
Other operating (income) expense, net	(310)	2,248	1,600
Operating income	43,768	42,198	38,486
Interest income	(517)	(610)	(916)
Interest expense	3,578	3,528	4,025
Loss on sale of business	1,662	—	—
Loss on extinguishment of debt	—	—	1,040
Equity in earnings of unconsolidated affiliates	(4,230)	(8,963)	(19,475)
Income before income taxes	43,275	48,243	53,812
Provision for income taxes	10,898	15,073	13,346
Net income including non-controlling interest	$32,377	$33,170	$40,466
Less: net loss attributable to non-controlling interest	(498)	(1,245)	(1,685)
Net income attributable to Unifi, Inc.	$32,875	$34,415	$42,151

Net income attributable to Unifi, Inc. per common share:
Basic	$1.81	$1.93	$2.32
Diluted	$1.78	$1.87	$2.24

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Net income including non-controlling interest	$32,377	$33,170	$40,466
Other comprehensive loss:
Foreign currency translation adjustments	(2,936)	(2,135)	(21,578)
Foreign currency translation adjustments for an unconsolidated affiliate	245	(794)	(933)
Changes in interest rate swaps, net of tax of $299, $0 and $0, respectively	(438)	77	231
Other comprehensive loss, net	(3,129)	(2,852)	(22,280)
Comprehensive income including non-controlling interest	29,248	30,318	18,186
Less: comprehensive loss attributable to non-controlling interest	(498)	(1,245)	(1,685)
Comprehensive income attributable to Unifi, Inc.	$29,746	$31,563	$19,871

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Unifi, Inc. Shareholders’ Equity	Non- controlling Interest	Total Shareholders’ Equity
Balance at June 29, 2014	18,314	$1,831	$42,130	$245,673	$(4,619)	$285,015	$1,723	$286,738

Options exercised	11	1	94	—	—	95	—	95
Stock-based compensation	—	—	2,631	—	—	2,631	—	2,631
Conversion of restricted stock units	31	3	(3)	—	—	—	—	—
Common stock repurchased and retired under publicly announced program	(349)	(34)	(833)	(9,493)	—	(10,360)	—	(10,360)
Excess tax benefit on stock-based compensation plans	—	—	242	—	—	242	—	242
Other comprehensive loss, net of tax	—	—	—	—	(22,280)	(22,280)	—	(22,280)
Contributions from non-controlling interest	—	—	—	—	—	—	1,561	1,561
Net income (loss)	—	—	—	42,151	—	42,151	(1,685)	40,466
Balance at June 28, 2015	18,007	$1,801	$44,261	$278,331	$(26,899)	$297,494	$1,599	$299,093

Options exercised	27	3	178	—	—	181	—	181
Stock-based compensation	—	—	2,340	—	—	2,340	—	2,340
Conversion of restricted stock units	19	2	(2)	—	—	—	—	—
Common stock repurchased and retired under publicly announced program	(206)	(21)	(509)	(5,681)	—	(6,211)	—	(6,211)
Excess tax benefit on stock-based compensation plans	—	—	120	—	—	120	—	120
Tax deficiency from stock-based compensation plans	—	—	(456)	—	—	(456)	—	(456)
Other comprehensive loss, net of tax	—	—	—	—	(2,852)	(2,852)	—	(2,852)
Contributions from non-controlling interest	—	—	—	—	—	—	1,560	1,560
Net income (loss)	—	—	—	34,415	—	34,415	(1,245)	33,170
Balance at June 26, 2016	17,847	$1,785	$45,932	$307,065	$(29,751)	$325,031	$1,914	$326,945

Options exercised	313	31	2,756	—	—	2,787	—	2,787
Stock-based compensation	—	—	2,182	—	—	2,182	—	2,182
Conversion of restricted stock units	70	7	(7)	—	—	—	—	—
Excess tax benefit on stock-based compensation plans	—	—	1,060	—	—	1,060	—	1,060
Other comprehensive loss, net of tax	—	—	—	—	(3,129)	(3,129)	—	(3,129)
Deconsolidation for sale of business	—	—	—	—	—	—	(1,416)	(1,416)
Net income (loss)	—	—	—	32,875	—	32,875	(498)	32,377
Balance at June 25, 2017	18,230	$1,823	$51,923	$339,940	$(32,880)	$360,806	$—	$360,806

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Cash and cash equivalents at beginning of year	$16,646	$10,013	$15,907
Operating activities:
Net income including non-controlling interest	32,377	33,170	40,466
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(4,230)	(8,963)	(19,475)
Distributions received from unconsolidated affiliates	2,322	4,732	3,718
Depreciation and amortization expense	20,368	17,528	18,043
Loss on sale of business	1,662	—	—
Loss on extinguishment of debt	—	—	1,040
Non-cash compensation expense	2,983	2,501	3,148
Excess tax benefit on stock-based compensation plans	(1,060)	(120)	(242)
Deferred income taxes	6,886	5,983	(3,796)
Other, net	(1,112)	(302)	1,441
Changes in assets and liabilities:
Receivables, net	1,586	(88)	4,491
Inventories	(8,519)	6,843	(6,171)
Other current assets	(1,824)	(304)	(64)
Income tax receivable	(4,657)	(1,931)	(1,035)
Accounts payable and accrued expenses	(1,207)	(5,710)	(3,612)
Income taxes payable	(67)	816	(2,395)
Other non-current assets	(233)	(108)	76
Other non-current liabilities	787	1,928	3,270
Net cash provided by operating activities	46,062	55,975	38,903

Investing activities:
Capital expenditures	(33,190)	(52,337)	(25,966)
Proceeds from sale of assets	61	2,099	3,847
Other, net	(253)	(2,654)	(422)
Net cash used in investing activities	(33,382)	(52,892)	(22,541)

Financing activities:
Proceeds from ABL Revolver	121,800	153,200	149,100
Payments on ABL Revolver	(118,700)	(152,000)	(170,100)
Proceeds from ABL Term Loan	14,500	17,375	22,000
Payments on ABL Term Loan	(9,750)	(9,250)	(7,875)
Proceeds from a term loan supplement	—	4,000	—
Proceeds from construction financing	—	790	—
Payment on term loan from equity affiliate	—	(1,250)	—
Payments of debt financing fees	—	(217)	(1,063)
Payments on capital lease obligations	(4,700)	(4,090)	(1,286)
Common stock repurchased and retired under publicly announced programs	—	(6,211)	(10,360)
Proceeds from stock option exercises	2,787	181	95
Excess tax benefit on stock-based compensation plans	1,060	120	242
Contributions from non-controlling interest	—	1,560	1,561
Other	(493)	(566)	(504)
Net cash provided by (used in) financing activities	6,504	3,642	(18,190)

Effect of exchange rate changes on cash and cash equivalents	(405)	(92)	(4,066)
Net increase (decrease) in cash and cash equivalents	18,779	6,633	(5,894)
Cash and cash equivalents at end of year	$35,425	$16,646	$10,013

See accompanying notes to consolidated financial statements.

Unifi, Inc.

Notes to Consolidated Financial Statements

1. Background

Overview

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “UNIFI,” the “Company,” “we,” “us” or “our”), is a multi-national company that manufactures and sells innovative synthetic and recycled products made from polyester and nylon primarily to other yarn manufacturers and knitters and weavers that produce fabric for the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets. Polyester yarns include partially oriented yarn (“POY”), textured, solution and package dyed, twisted, beamed and draw wound yarns, and each is available in virgin or recycled varieties. Recycled solutions, made from both pre-consumer and post-consumer waste, include plastic bottle flake and polyester polymer beads (“Chip”).  Nylon products include textured, solution dyed and spandex covered yarns.

UNIFI maintains one of the textile industry’s most comprehensive yarn product offerings that include specialized yarns, premium value-added (“PVA”) yarns and commodity yarns, with principal geographic markets in the Americas and Asia.

UNIFI has manufacturing operations in four countries and participates in joint ventures in Israel and the United States, the most significant of which is a 34% non-controlling partnership interest in Parkdale America, LLC (“PAL”), a producer of cotton and synthetic yarns for sale to the global textile industry and apparel market.

All amounts, except per share amounts, are presented in thousands (000s), unless otherwise noted.

Fiscal Year

The fiscal year end for Unifi, Inc. and its subsidiary in El Salvador ends on the last Sunday in June. Unifi, Inc.’s fiscal 2017, 2016 and 2015 ended on June 25, 2017, June 26, 2016 and June 28, 2015, respectively. Unifi, Inc.’s Brazilian, Chinese, Colombian and Sri Lankan subsidiaries’ fiscal years end on June 30th. There were no significant transactions or events that occurred between the fiscal year ends of Unifi, Inc. and its wholly owned subsidiaries. Unifi, Inc.’s fiscal 2017, 2016 and 2015 all consisted of 52 fiscal weeks.

Reclassifications

Certain reclassifications of prior fiscal years’ data have been made to conform to the fiscal 2017 presentation.

UNIFI adopted Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) during fiscal 2017, along with the clarifying guidance in ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. As shown in the table below, unamortized debt issuance costs associated with outstanding debt have been reclassified to conform to the new presentation requirements as follows:

	June 26, 2016 As Previously Reported	Adjustments Due to Adoption of ASU 2015-03	June 26, 2016 As Adjusted
Debt issuance costs (within other non-current assets)	$1,421	$(1,421)	$—
Total assets	526,863	(1,421)	525,442
Long-term debt	109,226	(1,421)	107,805
Total liabilities	199,918	(1,421)	198,497

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

2. Summary of Significant Accounting Policies

UNIFI follows U.S. generally accepted accounting principles (“GAAP”).  The significant accounting policies described below, together with the other notes to the consolidated financial statements that follow, are an integral part of the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Unifi, Inc. and its subsidiaries in which it maintains a controlling financial interest.  All account balances and transactions between Unifi, Inc. and the subsidiaries which it controls have been eliminated.  Investments in entities in which UNIFI is able to exercise significant influence, but not control, are accounted for using the equity method.  For transactions with entities accounted for under the equity method, any intercompany profits on amounts still remaining are eliminated.  Amounts originating from any deferral of intercompany profits are recorded within either UNIFI’s investment account or the account balance to which the transaction specifically relates (e.g., inventory).  Only upon settlement of the intercompany transaction with a third party is the deferral of the intercompany profit recognized by UNIFI.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, certain financial statement disclosures at the date of the financial statements, and the reported amounts of revenues and expenses during the period.  UNIFI’s consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results may vary from these estimates.  These estimates are reviewed periodically to determine if a change is required.

Cash and Cash Equivalents

Cash equivalents are defined as highly liquid, short-term investments having an original maturity of three months or less. Book overdrafts, for which the bank has not advanced cash, if any, are reclassified to accounts payable and reflected as an offset thereto within the accompanying consolidated statements of cash flows.

Receivables

Receivables are stated at their net realizable value.  Allowances are provided for known and potential losses arising from yarn quality claims and for amounts owed by customers.  Reserves for yarn quality claims are based on historical claim experience and known pending claims and are recorded as a reduction of net sales.  The allowance for uncollectible accounts is shown as a reduction of operating income and reflects UNIFI’s best estimate of probable losses inherent in its accounts receivable portfolio determined on the basis of historical write off experience, aging of trade receivables, specific allowances for known troubled accounts and other currently available information.  Customer accounts are written off against the allowance for uncollectible accounts when they are no longer deemed to be collectible.

Inventories

UNIFI’s inventories are valued at the lower of cost or market with the cost for the majority of its inventory determined using the first-in, first-out method.  Certain foreign inventories and limited categories of supplies and agricultural inventories are valued using the average cost method.  UNIFI’s estimates for inventory reserves for obsolete, slow-moving or excess inventories are based upon many factors, including historical recovery rates, the aging of inventories on-hand, inventory movement and expected net realizable value of specific products, and current economic conditions.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Debt Issuance Costs

Debt issuance costs are recorded to long-term debt and amortized as additional interest expense following either the effective interest method or the straight-line method.  In the event of any prepayment of its debt obligations, UNIFI accelerates the recognition of a pro-rata amount of issuance costs and records an extinguishment of debt.

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

Asset categories	Useful lives in years
Land improvements	Five to Twenty
Buildings and improvements	Fifteen to Forty
Machinery and equipment	Two to Twenty-five
Computer, software and office equipment	Three to Seven
Internal software development costs	Three
Transportation equipment	Three to Fifteen

Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remaining term of the lease.

Assets under capital leases are amortized in a manner consistent with UNIFI’s normal depreciation policy if ownership is transferred by the end of the lease, or if there is a bargain purchase option. If such ownership criteria are not met, amortization occurs over the shorter of the lease term or the asset’s useful life.

UNIFI capitalizes its costs of developing internal software when the software is used as an integral part of its manufacturing or business processes and the technological feasibility has been established.  Internal software costs are amortized over a period of three years and, in accordance with the project type, charged to cost of sales or selling, general and administrative (“SG&A”) expenses.

Fully depreciated assets are retained in cost and accumulated depreciation accounts until they are removed from service.  In the case of disposals, asset costs and related accumulated depreciation amounts are removed from the accounts, and the net amounts, less proceeds from disposal, are included in the determination of net income and presented within other operating (income) expense, net.

Repair and maintenance costs related to PP&E which do not significantly increase the useful life of an existing asset or do not significantly alter, modify or change the capabilities or production capacity of an existing asset are expensed as incurred.

Interest is capitalized for capital projects requiring a construction period.

PP&E and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Long-lived assets to be disposed of by sale within one year are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell.  Depreciation ceases for all assets classified as held for sale.  Long-lived assets to be disposed of other than by sale are classified as held for use until they are disposed of and these assets are reported at the lower of their carrying amount or estimated fair value.

Intangible Assets

Finite-lived intangible assets, such as customer lists, non-compete agreements, licenses, trademarks and patents, are amortized over their estimated useful lives.  UNIFI periodically evaluates the reasonableness of the useful lives of

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

these assets.  Once these assets are fully amortized, they are removed from the accounts.  These assets are reviewed for impairment or obsolescence whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques.  UNIFI has no intangibles with indefinite lives.

Investments in Unconsolidated Affiliates

UNIFI evaluates its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Derivative Instruments

All derivatives are carried on the balance sheet at fair value and are classified according to their asset or liability position and the expected timing of settlement.  On the date the derivative contract is entered into, UNIFI may designate the derivative into one of the following categories:

•

Fair value hedge – a hedge of the fair value of a recognized asset or liability or a firm commitment.  Changes in the fair value of derivatives designated and qualifying as fair value hedges, as well as the offsetting gains and losses on the hedged items, are reported in income in the same period.

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

Fair Value Measurements

The accounting guidance for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price).  Fair value is based on assumptions that market participants would use when pricing the asset or liability.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs.  UNIFI uses the following to measure fair value for its assets and liabilities:

•	Level 1 – Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
•	Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either indirectly or directly.
•	Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded to recognize the expected future tax benefits or costs of events that have been, or will be, reported in different tax years for financial statement purposes than for tax purposes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which these items are expected to reverse.  UNIFI reviews deferred tax assets to determine if it is more-likely-than-not they will be realized.  If UNIFI determines it is not more-likely-than-not that a deferred tax asset will be realized, it records a valuation allowance to reverse the previously recognized benefit.  Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested.

UNIFI recognizes tax benefits related to uncertain tax positions if it believes it is more-likely-than-not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  UNIFI accrues for other tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated.  Income tax expense related to penalties and interest, if incurred, is included in provision for income taxes.

Stock-Based Compensation

Compensation expense for stock awards is based on the grant date fair value and expensed over the applicable vesting period.  UNIFI has a policy of issuing new shares to satisfy stock option exercises.  For awards with a service condition and a graded vesting schedule, UNIFI has elected an accounting policy of recognizing compensation cost on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in-substance, multiple awards.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. Dollar are translated at exchange rates existing at the respective balance sheet dates.  Translation gains and losses are not included in determining net income, but are presented in a separate component of accumulated other comprehensive loss.  UNIFI translates the results of operations of its foreign operations at the average exchange rates during the respective periods. Transaction gains and losses are included within other operating (income) expense, net.

Revenue Recognition

UNIFI recognizes revenue when (i) there is persuasive evidence of an arrangement, (ii) the sales price is fixed or determinable, (iii) title and the risks of ownership have been transferred to the customer and (iv) collection of the receivable is reasonably assured.  For the sale of goods, revenue recognition occurs primarily upon shipment.  For service arrangements, revenue is recognized (a) when transportation services have been completed in accordance with the bill of lading contract or (b) in accordance with contractual agreements with customers utilizing the criteria above. Revenue includes amounts for duties and import taxes, interest billed to customers, and shipping and handling costs billed to customers.  Revenue excludes value-added taxes or other sales taxes and includes any applicable deductions for returns and allowances, yarn claims and discounts.

Cost of Sales

The major components of cost of sales are: (i) materials and supplies, (ii) labor and fringe benefits, (iii) utility and overhead costs associated with manufactured products, (iv) cost of products purchased for resale, (v) shipping, handling and warehousing costs, (vi) research and development costs, (vii) depreciation expense and (viii) all other costs related to production or providing service activities.

Shipping, Handling and Warehousing Costs

Shipping, handling and warehousing costs include costs to store goods prior to shipment, prepare goods for shipment and physically move goods to customers.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Research and Development Costs

Research and development costs include employee costs, production costs related to customer samples, operating supplies, consulting fees and other miscellaneous costs.  The cost of research and development is charged to expense as incurred.  Research and development costs were as follows:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Research and development costs	$7,177	$6,907	$8,113

Selling, General and Administrative Expenses

The major components of SG&A expenses are: (i) costs of UNIFI’s sales force, marketing and advertising efforts, and commissions, (ii) costs of maintaining UNIFI’s general and administrative support functions including executive management, information technology, human resources, legal and finance, (iii) amortization of intangible assets and (iv) all other costs required to be classified as SG&A expenses.

Advertising Costs

Advertising costs are expensed as incurred and included in SG&A expenses.  UNIFI’s advertising costs include spending for items such as consumer marketing and branding initiatives, promotional items, trade shows, sponsorships and other programs.  Advertising costs were as follows:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Advertising costs	$3,070	$4,844	$3,975

Self-Insurance

UNIFI self-insures certain risks such as employee healthcare claims.  Reserves for incurred but not reported healthcare claims are estimated using historical data, the timeliness of claims processing, medical trends, inflation and any changes, if applicable, in the nature or type of the plan.

Contingencies

At any point in time, UNIFI may be a party to various pending legal proceedings, claims or environmental actions.  Accruals for estimated losses are recorded at the time information becomes available indicating that losses are probable and estimable.  Any amounts accrued are not discounted.  Legal costs such as outside counsel fees and expenses are charged to expense as incurred.

3. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance for the recognition of revenue from contracts with customers. Subsequent ASUs have been issued to provide clarity and defer the effective date. The new revenue recognition standard eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach. While UNIFI has not yet determined the effect of the new guidance on its ongoing financial reporting, UNIFI notes the following considerations: (i) the Company is primarily engaged in the business of manufacturing and delivering tangible products utilizing relatively straightforward contract terms without multiple performance obligations and (ii) transaction prices for UNIFI’s primary and material revenue activities are determinable and lack significant timing considerations. UNIFI is currently performing the following activities regarding implementation: (a) reviewing material contracts and (b) assessing accounting policy elections and disclosures under the new guidance. In addition, implementation matters remaining include (x) evaluating the systems and processes to support revenue recognition and (y) selecting the method of adoption. The new revenue recognition guidance is effective for the Company’s fiscal 2019.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

In July 2015, the FASB issued ASU 2015-11, Inventory, which modifies the subsequent measurement of inventories recorded under a first-in, first-out or average cost method. Under the new standard, such inventories are required to be measured at the lower of cost and net realizable value. The new standard is effective for UNIFI’s fiscal 2018, with prospective application. UNIFI’s existing principles for inventory measurement include consideration of net realizable value and, therefore, adoption is expected to have no significant impact to UNIFI’s consolidated financial statements.

In February 2016, the FASB issued new accounting guidance for leases. The new guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. While UNIFI has not yet determined the full effect of the new guidance on its ongoing financial reporting, as of June 25, 2017, UNIFI had approximately $6,400 of future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year). The ASU is effective for UNIFI’s fiscal 2020, and early adoption is permitted.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, while reducing cost and complexity. The ASU is effective for UNIFI’s fiscal 2018. UNIFI expects this guidance to impact the provision for income taxes in future periods, but the timing and magnitude of such impact is not estimable.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU is intended to improve and simplify accounting rules around hedge accounting. The ASU is effective for UNIFI’s fiscal 2020 and early adoption is permitted. UNIFI is evaluating the effect the new guidance will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, providing criteria for determining if a license of software, as part of a cloud services arrangement, is subject to capitalization under the existing guidance for internal-use software. UNIFI adopted the guidance in fiscal 2017 and there was no significant impact to UNIFI’s consolidated financial statements.

Based on UNIFI’s review of ASUs, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a significant impact on UNIFI’s consolidated financial statements.

4. Sale of Renewables

On December 23, 2016, UNIFI, through a wholly owned foreign subsidiary, entered into a Membership Interest Purchase Agreement (the “RR Agreement”) to sell its 60% equity ownership interest in Repreve Renewables, LLC (“Renewables”) to its existing third-party joint venture partner for $500 in cash and release of certain debt obligations (the “RR Sale”). UNIFI had no continuing involvement in the operations of Renewables subsequent to December 23, 2016.

In connection with the RR Sale, UNIFI recognized a loss on sale of business, reflecting the difference between the cash consideration received and UNIFI’s portion of Renewables’ net assets on the date of the RR Agreement. The operations of Renewables during the period of UNIFI’s ownership are not reflected as discontinued operations as (i) the enterprise does not have a major effect on UNIFI’s consolidated operations and financial results, (ii) the disposal does not represent a strategic shift and (iii) the enterprise is not an individually significant component. The operations of Renewables up to the date of the RR Sale are reflected in continuing operations within the accompanying consolidated statements of income.

The loss on the sale of the business is not relevant to UNIFI’s core operations and is not reflective of the primary revenue or expense activity of UNIFI. Therefore, UNIFI has recorded the loss on the sale of Renewables below operating income within the accompanying consolidated statements of income.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Deconsolidation of Renewables resulted in the removal of all corresponding assets (the most significant of which was $4,472 of miscanthus grass, net of depreciation, historically reflected in other non-current assets) and liabilities and the elimination of the non-controlling interest in Renewables from UNIFI’s consolidated balance sheet as of December 25, 2016, as summarized in the table below.

Cash purchase price	$500
Net assets and liabilities of Renewables	(3,540)
Derecognition of non-controlling interest	1,416
Transaction-related costs	(38)
Loss on sale of business	$(1,662)

UNIFI’s consolidated balance sheet as of June 26, 2016 includes the consolidated accounts of Renewables, along with a non-controlling interest adjustment; while UNIFI’s consolidated balance sheet as of June 25, 2017 does not reflect any assets, liabilities or non-controlling interest of Renewables.

5. Receivables, Net

Receivables, net consists of the following:

	June 25, 2017	June 26, 2016
Customer receivables	$83,291	$86,361
Allowance for uncollectible accounts	(2,222)	(2,839)
Reserves for yarn quality claims	(1,278)	(795)
Net customer receivables	79,791	82,727
Related party receivables	6	7
Other receivables	1,324	688
Total receivables, net	$81,121	$83,422

Other receivables consist primarily of refunds due for non-income related taxes and refunds due from vendors.

The changes in UNIFI’s allowance for uncollectible accounts and reserves for yarn quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Yarn Quality Claims
Balance at June 29, 2014	$(1,035)	$(618)
Charged to costs and expenses	(947)	(1,336)
Translation activity	240	29
Deductions	146	1,344
Balance at June 28, 2015	$(1,596)	$(581)
Charged to costs and expenses	(1,684)	(1,886)
Translation activity	(56)	(4)
Deductions	497	1,676
Balance at June 26, 2016	$(2,839)	$(795)
Credited (charged) to costs and expenses	123	(2,719)
Translation activity	34	3
Deductions	460	2,233
Balance at June 25, 2017	$(2,222)	$(1,278)

Amounts credited (charged) to costs and expenses for the allowance for uncollectible accounts are reflected in the (benefit) provision for bad debts and deductions represent amounts written off which were deemed to not be collectible, net of any recoveries.  Amounts charged to costs and expenses for the reserves for yarn quality claims

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

are primarily reflected as a reduction of net sales and deductions represent adjustments to either increase or decrease claims based on negotiated amounts or actual versus estimated claim differences.

6.  Inventories

Inventories consists of the following:

	June 25, 2017	June 26, 2016
Raw materials	$36,748	$37,162
Supplies	6,104	5,387
Work in process	7,399	6,595
Finished goods	63,121	55,771
Gross inventories	113,372	104,915
Inventory reserves	(1,967)	(1,383)
Total inventories	$111,405	$103,532

The cost for the majority of UNIFI’s inventories is determined using the first-in, first-out method.  Certain foreign inventories and limited categories of supplies of $33,231 and $27,651 as of June 25, 2017 and June 26, 2016, respectively, were valued under the average cost method.

7. Other Current Assets

Other current assets consists of the following:

	June 25, 2017	June 26, 2016
Vendor deposits	$2,992	$2,036
Prepaid expenses	2,272	1,496
Value-added taxes receivable	1,197	1,225
Other	7	33
Total other current assets	$6,468	$4,790

Vendor deposits primarily relate to down payments made toward the purchase of raw materials. Prepaid expenses consist of advance payments for insurance, professional fees, membership dues, subscriptions, non-income related tax payments, marketing and information technology services. Value-added taxes receivable are recoverable taxes associated with the sales and purchase activities of UNIFI’s foreign operations.

8.  Property, Plant and Equipment, Net

PP&E, net consists of the following:

	June 25, 2017	June 26, 2016
Land	$2,931	$3,154
Land improvements	15,066	13,734
Buildings and improvements	157,115	145,633
Assets under capital leases	34,568	21,525
Machinery and equipment	579,211	544,369
Computers, software and office equipment	19,360	17,823
Transportation equipment	4,798	4,713
Construction in progress	7,371	39,695
Gross property, plant and equipment	820,420	790,646
Less: accumulated depreciation	(612,355)	(602,839)
Less: accumulated amortization – capital leases	(4,677)	(2,706)
Total property, plant and equipment, net	$203,388	$185,101

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Assets under capital leases consists of the following:

	June 25, 2017	June 26, 2016
Machinery and equipment	$24,467	$14,745
Transportation equipment	6,273	5,927
Building improvements	3,828	853
Gross assets under capital leases	$34,568	$21,525

During fiscal 2017 and 2016, UNIFI recorded capital leases with aggregate present values of $14,070 and $4,154, respectively, among the above categories. The fiscal 2017 amount includes consideration for a construction financing arrangement further described in Note 12, “Long-Term Debt.”

Depreciation expense and repair and maintenance expenses were as follows:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Depreciation expense	$18,483	$15,269	$15,422
Repair and maintenance expenses	18,319	16,819	17,741

9.  Intangible Assets, Net

Intangible assets, net consists of the following:

	June 25, 2017	June 26, 2016
Customer lists	$23,615	$23,615
Non-compete agreements	4,050	4,293
Trademarks, licenses and other	505	891
Total intangible assets, gross	28,170	28,799

Accumulated amortization – customer lists	(21,685)	(20,665)
Accumulated amortization – non-compete agreements	(3,903)	(3,860)
Accumulated amortization – trademarks, licenses and other	(424)	(533)
Total accumulated amortization	(26,012)	(25,058)
Total intangible assets, net	$2,158	$3,741

In fiscal 2007, UNIFI purchased certain texturing operations that are included in the Polyester Segment.  The valuation of the customer list acquired was determined by estimating the discounted net earnings attributable to the customer relationships that were purchased after considering items such as possible customer attrition.  Based on the length and trend of the projected cash flows, an estimated useful life of 13 years was determined.  The customer list is amortized through December 2019, in a manner which reflects the expected economic benefit that will be received over its 13-year life.  The non-compete agreement is amortized through December 2017, using the straight-line method over the period currently covered by the agreement.

A customer list and a non-compete agreement were recorded in connection with a business combination in fiscal 2014, utilizing similar valuation methods as described above for the fiscal 2007 transaction. The customer list is amortized over a nine-year estimated useful life based on the expected economic benefit.  The non-compete agreement is amortized using the straight line method over the five-year term of the agreement.

In fiscal 2012, UNIFI acquired a controlling interest in Renewables, an agricultural company focused on the development, production and commercialization of miscanthus grass for use in the animal bedding, bio energy and bio-based products markets.  The acquisition and operations of such enterprise resulted in the capitalization of certain intangible assets.  The non-compete agreement for Renewables was amortized using the straight-line method over the five-year term of the agreement.  The license was amortized using the straight-line method over its

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

estimated useful life of eight years.  As described in Note 4, “Sale of Renewables,” UNIFI sold such controlling interest in fiscal 2017, deconsolidating all of the related assets, liabilities and non-controlling interest.

UNIFI capitalizes costs incurred to register trademarks for REPREVE® and other PVA products in various countries. UNIFI has determined that these trademarks have varying useful lives of up to three years and are being amortized using the straight-line method.

Amortization expense for intangible assets consists of the following:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Customer lists	$1,020	$1,233	$1,594
Non-compete agreements	287	323	323
Trademarks, licenses and other	74	145	163
Total amortization expense	$1,381	$1,701	$2,080

The following table presents the expected intangible asset amortization for the next five fiscal years:

	2018	2019	2020	2021	2022
Expected amortization	$1,032	$678	$327	$60	$47

10. Other Non-Current Assets

Other non-current assets consists of the following:

	June 25, 2017	June 26, 2016
Miscanthus grass, net	$—	$4,522
Other	613	387
Total other non-current assets	$613	$4,909

As described in Note 4, “Sale of Renewables,” UNIFI deconsolidated the assets of Renewables, which included miscanthus grass. Miscanthus grass had reflected the capitalization of costs necessary to bring the long-term biological assets to commercial production, net of accumulated depreciation.

11. Accrued Expenses

Accrued expenses consists of the following:

	June 25, 2017	June 26, 2016
Payroll and fringe benefits	$10,469	$10,370
Utilities	2,562	2,376
Property taxes	771	831
Current portion of supplemental post-employment plan	42	1,506
Consulting and transition fees payable to former executive officers	—	1,045
Other	2,300	2,346
Total accrued expenses	$16,144	$18,474

Other consists primarily of employee-related claims and payments, interest, marketing expenses, freight expenses, rent, other non-income related taxes and deferred revenue.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

12. Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	June 25, 2017	June 25, 2017	June 26, 2016
ABL Revolver	March 2020	2.8%	$9,300	$6,200
ABL Term Loan (1)	March 2020	3.0%	95,000	90,250
Capital lease obligations	(2)	3.8%	25,168	15,798
Construction financing	(3)	(3)	—	6,629
Renewables’ term loan	—	—	—	4,000
Renewables’ promissory note	—	—	—	135
Total debt			129,468	123,012
Current portion of capital lease obligations			(7,060)	(4,261)
Current portion of other long-term debt			(10,000)	(9,525)
Unamortized debt issuance costs			(1,026)	(1,421)
Total long-term debt			$111,382	$107,805

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for capital lease obligations range from July 2018 to November 2027.
(3)	Refer to the discussion below under the subheading “—Construction Financing” for further information.

ABL Facility

On March 26, 2015, Unifi, Inc. and its subsidiary, Unifi Manufacturing, Inc., entered into an Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”) for a $200,000 senior secured credit facility (the “ABL Facility”) with a syndicate of lenders.  The ABL Facility consists of a $100,000 revolving credit facility (the “ABL Revolver”) and a term loan that can be reset up to a maximum amount of $100,000, once per fiscal year, if certain conditions are met (the “ABL Term Loan”). Such principal increases occurred in November 2015 and November 2016 as discussed in further detail below. The ABL Facility has a maturity date of March 26, 2020.

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

The ABL Facility is secured by a first-priority perfected security interest in substantially all owned property and assets (together with all proceeds and products) of Unifi, Inc., Unifi Manufacturing, Inc. and certain subsidiary guarantors (the “Loan Parties”). It is also secured by a first-priority security interest in all (or 65% in the case of certain first-tier controlled foreign corporations, as required by the lenders) of the stock of (or other ownership interests in) each of the Loan Parties (other than UNIFI) and certain subsidiaries of the Loan Parties, together with all proceeds and products thereof.

If excess availability under the ABL Revolver falls below the defined Trigger Level, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of June 25, 2017 was $24,375. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

repurchases. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

ABL Facility borrowings bear interest at the London Interbank Offer Rate (“LIBOR”) plus an applicable margin of 1.50% to 2.00%, or the Base Rate (as defined below) plus an applicable margin of 0.50% to 1.00%, with interest currently being paid on a monthly basis. The applicable margin is based on (i) the excess availability under the ABL Revolver and (ii) the consolidated leverage ratio, calculated as of the end of each fiscal quarter. The Base Rate means the greater of (a) the prime lending rate as publicly announced from time to time by Wells Fargo, (b) the Federal Funds Rate plus 0.5% and (c) LIBOR plus 1.0%. UNIFI’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations. There is also a monthly unused line fee under the ABL Revolver of 0.25%.

As of June 25, 2017, the excess availability under the ABL Revolver was $65,064. At June 25, 2017, the fixed charge coverage ratio was 0.84 to 1.0 and UNIFI had $400 of standby letters of credit, none of which had been drawn upon.  Management maintains the capability to quickly and easily improve the fixed charge coverage ratio utilizing existing cash resources.

On November 18, 2016, pursuant to the principal reset conditions of the Amended Credit Agreement, UNIFI, at its discretion, reset the ABL Term Loan principal balance to $100,000. In connection with the principal reset, the ABL Term Loan is subject to quarterly amortizing payments of $2,500.

Second Amendment

On November 19, 2015, UNIFI entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment increased the percentage applied to real estate valuations, on a one-time basis, from 60% to 75%, for purposes of calculating the ABL Term Loan collateral. Simultaneous to entering into the Second Amendment, UNIFI entered into the Fourth Amended and Restated Term Note, thereby resetting the ABL Term Loan balance to $95,000.

Capital Lease Obligations

During fiscal 2017, UNIFI recorded capital leases with an aggregate present value of $14,070, inclusive of the reclassification activity described below in the subheading “—Construction Financing.”  The weighted average interest rate for these capital leases is 3.9%.

During fiscal 2016, UNIFI entered into capital leases with an aggregate present value of $4,154.

Construction Financing

During fiscal 2016, UNIFI entered into an agreement with a third-party lender that provided for construction-period financing for certain build-to-suit assets. UNIFI recorded project costs to construction in progress and the corresponding liability to construction financing (within long-term debt). As of June 26, 2016, the principal balance of $6,629 included $790 of cash received by UNIFI and $5,839 for construction in progress paid by the third-party lender.

During fiscal 2017, asset construction was completed and the project costs were reclassified from construction in progress to capital lease assets. The principal balance of $13,725 was reclassified to capital lease obligations and amortizes over a five-year period on a monthly basis through May 2022, with an interest rate of 3.8%.

Renewables’ Term Loan and Promissory Note

During the period that UNIFI held a controlling interest in Renewables, the joint venture borrowed $4,000 against a term loan supplement to a master loan agreement and delivered a promissory note for $135, all in efforts to expand operations and secure additional land. Such borrowings were outstanding at June 26, 2016.  As described in Note 4, “Sale of Renewables,” upon the sale of its 60% equity ownership interest in Renewables in December 2016, UNIFI

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

deconsolidated the corresponding assets and liabilities, and, accordingly, the respective debt principal balances are appropriately excluded from UNIFI’s total long-term debt as of June 25, 2017.  UNIFI has no liability for such debt.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the following five fiscal years and thereafter:

	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter
ABL Revolver	$—	$—	$9,300	$—	$—	$—
ABL Term Loan	10,000	10,000	75,000	—	—	—
Capital lease obligations	7,060	6,996	5,519	2,624	2,418	551
Total	$17,060	$16,996	$89,819	$2,624	$2,418	$551

Loss on Extinguishment of Debt

Entering into the Amended Credit Agreement in fiscal 2015 generated substantially different terms for the ABL Term Loan and resulted in the replacement of an existing lender. Accordingly, in fiscal 2015, UNIFI recorded a loss on extinguishment of debt of $1,040 for the write-off of certain debt financing fees related to the previous credit agreement.

13. Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	June 25, 2017	June 26, 2016
Uncertain tax positions	$5,077	$4,463
Supplemental post-employment plan	2,822	2,262
Other	3,905	3,668
Total other long-term liabilities	$11,804	$10,393

UNIFI maintains an unfunded supplemental post-employment plan for certain management employees.  Each employee’s account is credited annually based upon a percentage of the participant’s base salary, with each participant’s balance adjusted quarterly to reflect returns based upon a stock market index.  Amounts are paid to participants six months after termination of employment.

Other primarily includes certain retiree and post-employment medical and disability liabilities, deferred revenue and deferred energy incentive credits.

14. Income Taxes

Components of Income Before Income Taxes

The components of income before income taxes consist of the following:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
United States	$2,689	$21,679	$36,430
Foreign	40,586	26,564	17,382
Income before income taxes	$43,275	$48,243	$53,812

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Components of Provision for Income Taxes

Provision for income taxes consists of the following:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Current:
Federal	$(6,082)	$1,545	$8,748
State	(130)	764	1,369
Foreign	10,224	6,781	7,025
Total current tax expense	4,012	9,090	17,142
Deferred:
Federal	6,602	6,304	(4,006)
State	162	255	(112)
Foreign	122	(576)	322
Total deferred tax expense	6,886	5,983	(3,796)
Provision for income taxes	$10,898	$15,073	$13,346

Utilization of Net Operating Loss Carryforwards

In fiscal 2017, UNIFI generated a U.S. federal net operating loss (“NOL”) of $25,500 that it expects to carryback to fiscal 2015 and 2016.  Foreign deferred tax expense includes the utilization of NOL carryforwards of $756, $0 and $147 for fiscal 2017, 2016 and 2015, respectively. State deferred tax expense includes the utilization of NOL carryforwards of $26, $42 and $196 for fiscal 2017, 2016 and 2015, respectively.

Effective Tax Rate

Reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Federal statutory tax rate	35.0%	35.0%	35.0%
Foreign income taxed at different rates	(10.2)	(7.7)	(3.2)
Repatriation of foreign earnings and withholding taxes	1.4	(1.0)	(0.3)
Change in valuation allowance	(0.5)	(3.7)	(5.6)
Domestic production activities deduction	2.0	(0.5)	(1.3)
Research and other credits	(5.1)	4.8	(0.4)
State income taxes, net of federal tax benefit	0.2	1.5	1.8
Change in uncertain tax positions	1.8	1.2	5.4
Settlement of certain intercompany foreign currency transactions	—	—	5.6
Indefinite reinvestment assertion	—	—	(14.2)
Renewable energy credits	—	—	(1.9)
Nondeductible expenses and other	0.6	1.6	3.9
Effective tax rate	25.2%	31.2%	24.8%

The effective tax rate for fiscal 2017 benefited from, among other things, (i) a lower overall effective tax rate for UNIFI’s foreign earnings (reflecting free-trade zone sales in El Salvador and lower statutory tax rates in both Brazil and China), (ii) increased research and development credits, (iii) a decrease in the valuation allowance reflecting the recognition of lower taxable income versus book income for UNIFI’s investment in PAL (for which UNIFI maintains a full valuation allowance) and (iv) a reduction in the valuation allowance related to foreign NOLs utilized in 2017.  These benefits were partially offset by (a) a reduction in the domestic production activities deduction due to the carryback of certain losses, (b) a change in uncertain tax positions and (c) withholding taxes on repatriation of foreign earnings.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The effective tax rate for fiscal 2016 benefited from, among other things, (i) a lower overall effective tax rate for UNIFI’s foreign earnings (reflecting free-trade zone sales in El Salvador and lower statutory tax rates in both Brazil and China), (ii) a decrease in the valuation allowance reflecting the recognition of lower taxable income versus book income for UNIFI’s investment in PAL (for which UNIFI maintains a full valuation allowance) and (iii) a reduction in the valuation allowance related to foreign tax credits utilized in fiscal 2016.  These benefits were partially offset by (a) utilization of foreign tax credits, (b) an increase in the valuation allowance for NOLs, including Renewables, for which no tax benefit could be recognized, (c) state and local taxes net of the assumed federal benefit and (d) a change in uncertain tax positions.

The effective tax rate for fiscal 2015 benefited from, among other things, (i) a lower overall effective tax rate for UNIFI’s foreign earnings (reflecting free-trade zone sales in El Salvador and lower statutory tax rates in both Brazil and China), (ii) the reversal of the indefinite reinvestment assertion which provided for indefinitely reinvested foreign earnings at June 28, 2015, (iii) a decrease in the valuation allowance reflecting the recognition of lower taxable income versus book income for UNIFI’s investment in PAL (for which UNIFI maintains a full valuation allowance), (iv) benefits from federal and state credits, especially renewable energy credits in connection with the installation of a solar farm, and (v) the domestic production activities deduction. These benefits were partially offset by (a) the change in uncertain tax positions, (b) an increase in the valuation allowance related to Renewables, (c) certain nondeductible expenses, (d) state income taxes (net of federal benefit) and (e) the settlement of certain intercompany foreign currency transactions.

Deferred Income Taxes

The significant components of UNIFI’s deferred tax assets and liabilities consist of the following:

	June 25, 2017	June 26, 2016
Deferred tax assets:
Investments, including unconsolidated affiliates	$7,737	$8,337
State tax credits	338	361
Accrued liabilities and valuation reserves	3,952	3,660
NOL carryforwards	7,854	3,952
Intangible assets, net	3,932	4,349
Incentive compensation plans	2,487	3,297
Foreign tax credits	789	—
Capital loss carryforward	1,746	—
Research credit carryforward	1,115	—
Other items	5,224	4,668
Total gross deferred tax assets	35,174	28,624
Valuation allowance	(17,957)	(13,550)
Net deferred tax assets	17,217	15,074
Deferred tax liabilities:
Property, plant and equipment	(26,417)	(17,098)
Other	(63)	(580)
Total deferred tax liabilities	(26,480)	(17,678)
Net deferred tax liabilities	$(9,263)	$(2,604)

Deferred Income Taxes - Valuation Allowance

In assessing the realizability of deferred tax assets, UNIFI considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  UNIFI considers the scheduled reversal of taxable temporary differences, taxable income in carryback years, projected future taxable income and tax planning strategies in making this assessment.  Since UNIFI operates in multiple jurisdictions, the assessment is made on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The balances and activity for UNIFI’s deferred tax valuation allowance are as follows:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Balance at beginning of year	$(13,550)	$(15,606)	$(18,615)
(Increase) decrease in valuation allowance	(4,407)	2,056	3,009
Balance at end of year	$(17,957)	$(13,550)	$(15,606)

Components of UNIFI’s deferred tax valuation allowance are as follows:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Investment in a former domestic unconsolidated affiliate	$(6,269)	$(6,418)	$(6,503)
Equity-method investment in PAL	(1,520)	(2,102)	(3,261)
Certain losses carried forward (1)	(5,924)	(5,030)	(4,162)
State NOLs	(108)	—	—
Other foreign NOLs (2)	(3,347)	—	—
Foreign tax credits	(789)	—	(1,680)
Total deferred tax valuation allowance	$(17,957)	$(13,550)	$(15,606)

(1)	Certain U.S. NOLs and capital losses outside the U.S. consolidated tax filing group.
(2)	Presented net of certain NOL carryforward deferred tax assets.

During fiscal 2017, UNIFI’s valuation allowance increased by $4,407.  This increase consisted primarily of $4,241 of foreign losses, and $789 of foreign tax credit carryforwards for which no benefit can be recognized. The increase was partially offset by a net decrease of $582 related to UNIFI’s investment in PAL due to the timing of PAL’s taxable income versus book income.

During fiscal 2016, UNIFI’s valuation allowance decreased by $2,056.  This decrease consisted primarily of $1,159 related to UNIFI’s investment in PAL due to the timing of PAL’s taxable income versus book income and the utilization of $1,680 of foreign tax credits. The decrease was partially offset by a net increase of $858 related to UNIFI’s investment in Renewables and related NOLs as a result of its continued losses.

During fiscal 2015, UNIFI’s valuation allowance decreased by $3,009.  This decrease relates to the timing of taxable income versus book income for PAL, partially offset by a net increase in NOLs for Renewables which were deemed unrealizable, and the disposal of certain miscanthus grass.

Unrecognized Tax Benefits

A reconciliation of beginning and ending gross amounts of unrecognized tax benefits is as follows:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Balance at beginning of year	$4,532	$4,029	$983
Gross increases related to current period tax positions	473	110	3,469
Gross increases related to tax positions in prior periods	711	1,058	18
Gross decreases related to settlements with tax authorities	(480)	(274)	(178)
Gross decreases related to lapse of applicable statute of limitations	—	(391)	(263)
Balance at end of year	$5,236	$4,532	$4,029

Unrecognized tax benefits would generate a favorable impact of $5,236 on UNIFI’s effective tax rate when recognized. UNIFI does not expect material changes in uncertain tax positions within the next 12 months.  The reversal of interest and penalties recognized by UNIFI within the provision for income taxes were $(42), $(23) and

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

$(95) for fiscal 2017, 2016 and 2015, respectively.  UNIFI had $773, $279 and $23 accrued for interest and/or penalties related to uncertain tax positions as of June 25, 2017, June 26, 2016 and June 28, 2015, respectively.

Expiration of Net Operating Loss Carryforwards and Foreign Tax Credits

As of June 25, 2017, UNIFI had U.S. federal NOLs held outside the U.S. consolidated tax filing group of $10,430, which carry a full valuation allowance.  These carryforwards, if unused, will begin to expire in 2030. As of June 25, 2017, UNIFI had U.S. federal capital loss carryforwards held outside the U.S. consolidated tax filing group of $4,489, which carry a full valuation allowance.  These carryforwards, if unused, will begin to expire in 2027.

As of June 25, 2017, UNIFI had $10,325 of state NOL carryforwards in the United States that may be used to offset future taxable income, $6,666 of which are offset by a valuation allowance.  These carryforwards, if unused, will begin to expire in 2022.  As of June 25, 2017, the Company also had U.S. state NOLs held outside the U.S. consolidated tax filing group of $12,796, which are offset by a full valuation allowance.  These carryforwards, if unused, will begin to expire in 2028.

As of June 25, 2017, UNIFI had foreign NOL carryforwards of $13,468, offset by a full valuation allowance, which, if unused, will begin to expire in 2019.

As of June 25, 2017, UNIFI had research and development credit carryforwards of $1,274, which, if unused, will begin to expire in 2036.

As of June 25, 2017, UNIFI had foreign tax credits in foreign jurisdictions of $789 with no expiration, which are offset by a full valuation allowance.

Tax Years Subject to Examination

Unifi, Inc. and its domestic subsidiaries file a consolidated federal income tax return, as well as income tax returns in multiple state and foreign jurisdictions.  The tax years subject to examination vary by jurisdiction.  UNIFI regularly assesses the outcomes of both completed and ongoing examinations to ensure that UNIFI’s provision for income taxes is sufficient.

In fiscal 2016, the Internal Revenue Service (the “IRS”) examined UNIFI’s federal income tax return for fiscal 2013.  The examination closed with no material assessment. On June 29, 2017, UNIFI received a notice of audit from the IRS covering the amended tax returns filed for fiscal 2013, 2014 and 2015.

In fiscal 2016, the North Carolina Department of Revenue initiated an audit for tax periods ending June 24, 2012 to June 29, 2014.  The audit was not concluded at the end of fiscal 2017.  No material assessment is anticipated.

UNIFI is currently under appeal in Colombia for tax years 2006 and 2007.  UNIFI believes it is more-likely-than-not to conclude the appeal with no material assessment.

Statutes related to material foreign jurisdictions are open from January 1, 2012 and material state jurisdictions from June 30, 2013.  Certain carryforward tax attributes generated in years prior remain subject to examination and could change subsequent tax years.

Indefinite Reinvestment Assertion

UNIFI provides for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States.

As of June 25, 2017, U.S. income taxes were not provided for on a cumulative total of approximately $80,300 of undistributed earnings and profits of UNIFI’s foreign subsidiaries as UNIFI currently intends to reinvest these earnings in these foreign operations indefinitely.  If at a later date, these earnings were repatriated to the United States, UNIFI would be required to pay taxes on these amounts.  Nevertheless, in future periods, UNIFI will continue to assess the existing circumstances, including any changes in tax laws, and reevaluate the necessity for any deferred tax liability.  Determination of the amount of any deferred tax liability on these undistributed earnings is not practicable.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

15. Shareholders’ Equity

On January 22, 2013, UNIFI announced a stock repurchase program to acquire up to $50,000 of UNIFI’s common stock. UNIFI completed its repurchase of shares under this program in March 2014. On April 23, 2014, UNIFI announced that its Board of Directors (the “Board”) authorized a new stock repurchase program to acquire up to an additional $50,000 of UNIFI’s common stock with no expiration. Purchases under the program may be completed in accordance with Securities and Exchange Commission regulations at prevailing market prices, through open market purchases or privately negotiated transactions, at such times and prices and in such manner as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases, if any, are expected to be financed through cash generated from operations and borrowings, and are subject to applicable limitations and restrictions as set forth in the credit agreement governing UNIFI’s debt obligations. UNIFI may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable. The following table summarizes UNIFI’s repurchases and retirements of its common stock under the stock repurchase programs for the fiscal periods noted.

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal 2013	1,068	$18.08
Fiscal 2014	1,524	$23.96
Fiscal 2015	349	$29.72
Fiscal 2016	206	$30.13
Fiscal 2017	—	—
Total	3,147	$23.01	$27,603

All repurchased shares have been retired and have the status of authorized and unissued shares.  The cost of the repurchased shares is recorded as a reduction to common stock to the extent of the par value of the shares acquired and the remainder is allocated between capital in excess of par value, on a pro rata basis, and retained earnings.

No dividends were paid in the three most recent fiscal years.

16. Stock-Based Compensation

On October 23, 2013, UNIFI’s shareholders approved the Unifi, Inc. 2013 Incentive Compensation Plan (the “2013 Plan”). The 2013 Plan replaced the 2008 Unifi, Inc. Long-Term Incentive Plan (the “2008 LTIP”). No additional awards can be granted under the 2008 LTIP; however, prior awards outstanding under the 2008 LTIP remain subject to that plan’s provisions. The 2013 Plan authorized the issuance of 1,000 shares of common stock, subject to certain increases in the event outstanding awards under the 2008 LTIP expire, are forfeited or otherwise terminate unexercised.

The following table provides information as of June 25, 2017 with respect to the number of securities remaining available for future issuance under the 2013 Plan:

Authorized under the 2013 Plan	1,000
Plus: Awards expired, forfeited or otherwise terminated unexercised from the 2008 LTIP or the 2013 Plan	343
Less: Awards granted to employees	(561)
Less: Awards granted to non-employee directors	(101)
Available for issuance under the 2013 Plan	681

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Stock Options

During fiscal 2017, 2016 and 2015, UNIFI granted stock options to purchase 153, 82 and 150 shares of its common stock, respectively, to certain key employees.  The stock options vest ratably over the required three-year service period and have ten-year contractual terms.  For fiscal 2017, 2016 and 2015, the weighted average exercise price of the stock options granted was $28.82, $32.36 and $27.38 per share, respectively.  UNIFI used the Black-Scholes model to estimate the weighted average grant date fair value of $10.13, $20.27 and $17.31 per share, respectively.

For stock options granted, the valuation models used the following assumptions:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Expected term (years)	5.0	7.6	7.3
Risk-free interest rate	1.4%	2.1%	2.2%
Volatility	37.9%	60.5%	62.6%
Dividend yield	—	—	—

UNIFI uses historical data to estimate the expected term and volatility.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the stock options.

A summary of stock option activity for fiscal 2017 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 26, 2016	720	$14.32
Granted	153	$28.82
Exercised	(356)	$11.29
Cancelled or forfeited	(39)	$30.20
Expired	—	$—
Outstanding at June 25, 2017	478	$19.93	5.9	$4,464
Vested and expected to vest as of June 25, 2017	476	$19.89	5.9	$4,463
Exercisable at June 25, 2017	287	$13.77	3.9	$4,397

At June 25, 2017, all stock options subject to a market condition were vested.

At June 25, 2017, the remaining unrecognized compensation cost related to the unvested stock options was $1,053, which is expected to be recognized over a weighted average period of 1.6 years.

For fiscal 2017, 2016 and 2015, the total intrinsic value of stock options exercised was $5,802, $598 and $190, respectively.  The amount of cash received from the exercise of stock options was $2,787, $181 and $95 for fiscal 2017, 2016 and 2015, respectively.  The tax benefit realized from stock options exercised was $1,517, $155 and $73 for fiscal 2017, 2016 and 2015, respectively.

Restricted Stock Units

During fiscal 2017 and 2016, UNIFI granted 150 and 20 restricted stock units (“RSUs”), respectively, to certain key employees.  The employee RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company common stock until such employee RSUs have vested and been distributed to the grantee in the form of Company common stock.  The employee RSUs vest over a three-year period, and will be converted into an equivalent number of shares of Company common stock (for distribution to the grantee) on each vesting date, unless the grantee has elected to defer the receipt of the shares of stock until separation from service.  If, after the first

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

anniversary of the grant date and prior to the final vesting date, the grantee has a separation from service without cause for any reason other than the employee’s resignation, the remaining unvested employee RSUs will become fully vested and will be converted into an equivalent number of shares of Company common stock and issued to the grantee.  UNIFI estimated the fair value of each employee RSU granted during fiscal 2017 and 2016 to be $27.66 and $27.46, respectively.

During fiscal 2017, 2016 and 2015, UNIFI granted 31, 28 and 17 RSUs, respectively, to UNIFI’s non-employee directors.  The director RSUs became fully vested on the grant date.  The director RSUs convey no rights of ownership in shares of Company common stock until such director RSUs have been distributed to the grantee in the form of Company common stock.  The vested director RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of service as a member of the Board.  The grantee may elect to defer receipt of the shares of Company common stock in accordance with the deferral options provided under the Unifi, Inc. Director Deferred Compensation Plan.  UNIFI estimated the fair value of each director RSU granted during fiscal 2017, 2016 and 2015 to be $29.09, $28.08 and $28.58, respectively.

UNIFI estimates the fair value of RSUs based on the market price of UNIFI’s common stock at the award grant date.

A summary of the RSU activity for fiscal 2017 is as follows:

	Non-vested	Weighted Average Grant Date Fair Value	Vested	Total	Weighted Average Grant Date Fair Value
Outstanding at June 26, 2016	21	$27.20	162	183	$18.70
Granted	181	$27.90	—	181	$27.90
Vested	(39)	$28.63	39	—	$—
Converted	—	$—	(70)	(70)	$15.47
Cancelled or forfeited	(13)	$27.46	—	(13)	$27.46
Outstanding at June 25, 2017	150	$27.66	131	281	$25.02

At June 25, 2017, the number of RSUs vested and expected to vest was 281, with an aggregate intrinsic value of $8,120.  The aggregate intrinsic value of the 131 vested RSUs at June 25, 2017 was $3,782.

The remaining unrecognized compensation cost related to the unvested RSUs at June 25, 2017 was $3,648, which is expected to be recognized over a weighted average period of 2.1 years.

For fiscal 2017, 2016 and 2015, the total intrinsic value of RSUs converted was $2,120, $553 and $958, respectively.  The tax benefit realized from the conversion of RSUs was $806, $221 and $373 for fiscal 2017, 2016 and 2015, respectively.

Summary

The total cost charged against income related to all stock-based compensation arrangements was as follows:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Stock options	$749	$1,379	$1,955
RSUs	1,432	961	676
Total compensation cost	$2,181	$2,340	$2,631

The total income tax benefit recognized for stock-based compensation was $599, $592 and $623 for fiscal 2017, 2016 and 2015, respectively.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

As of June 25, 2017, total unrecognized compensation costs related to all unvested stock-based compensation arrangements were $4,701.  The weighted average period over which these costs are expected to be recognized is 2.0 years.

17. Defined Contribution Plan

UNIFI matches employee contributions made to the Unifi, Inc. Retirement Savings Plan (the “401(k) Plan”), a 401(k) defined contribution plan, which covers eligible domestic salary and hourly employees. Under the terms of the 401(k) Plan, UNIFI matches 100% of the first 3% of eligible employee contributions and 50% of the next 2% of eligible contributions.

The following table presents the employer matching contribution expense related to the 401(k) Plan:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Matching contribution expense	$2,538	$2,331	$2,201

18. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

Financial Instruments

UNIFI may use derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates.  UNIFI does not enter into derivative contracts for speculative purposes.

Foreign Currency Forward Contracts

UNIFI may enter into foreign currency forward contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases which are denominated in currencies that are not its functional currency.  Foreign currency forward contracts are not designated as hedges by UNIFI and are marked to market each period and offset by the foreign exchange (gains) losses included in other operating (income) expense, net resulting from the underlying exposures of the foreign currency denominated assets and liabilities. As of June 25, 2017 and June 26, 2016, there were no outstanding foreign currency forward contracts. However, UNIFI utilized a foreign currency forward contract during fiscal 2017, for which the impact to the consolidated financial statements was insignificant.

Interest Rate Swaps

UNIFI’s primary debt obligations utilize variable-rate LIBOR, exposing the Company to variability in interest payments due to changes in interest rates. Management enters into LIBOR-based interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark LIBOR. Under the terms of the interest rate swaps, UNIFI effectively receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby fixing the variable rate cash flows on the notional amount of debt obligations.

On January 5, 2017, February 24, 2017 and June 1, 2017, UNIFI entered into three interest rate swaps with Wells Fargo Bank, N.A. (“Wells Fargo”), with notional amounts of $20,000 (“Swap A”), $30,000 (“Swap B”) and $25,000 (“Swap C”), respectively. The combined designated hedges fix LIBOR at approximately 1.9% for $75,000 of variable rate borrowings through May 24, 2022. In accordance with hedge accounting, each swap is reflected on the balance sheet at fair value with a corresponding balance in accumulated other comprehensive loss, and impacts earnings commensurate with the forecasted transaction.

On May 18, 2012, UNIFI entered into a five-year, $50,000 interest rate swap (“Swap D”) with Wells Fargo to provide a hedge against the variability of cash flows related to LIBOR-based variable rate borrowings under the ABL Facility.  On November 26, 2012, UNIFI de-designated Swap D as a cash flow hedge.  Swap D allowed UNIFI

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

to fix LIBOR at 1.06% and terminated on May 24, 2017.  See Note 19, “Accumulated Other Comprehensive Loss,” for detail regarding the reclassifications of amounts from accumulated other comprehensive loss related to Swap D.

Contingent Consideration

In December 2013, UNIFI acquired certain draw-winding assets in a business combination and recorded a $2,500 contingent consideration liability (Level 3 classification in the fair value hierarchy). There has been no material fair value activity relevant to the contingent consideration since its establishment, and the balance at June 25, 2017 is primarily a result of the life-to-date payments made.

UNIFI’s financial assets and liabilities accounted for at fair value on a recurring basis and the level within the fair value hierarchy used to measure these items are as follows:

As of June 25, 2017	Notional Amount		Balance Sheet Location	Fair Value Hierarchy	Fair Value
Swap A	USD	$20,000	Other long-term liabilities	Level 2	$243
Swap B	USD	$30,000	Other long-term liabilities	Level 2	$364
Swap C	USD	$25,000	Other long-term liabilities	Level 2	$201
Contingent consideration		—	Accrued expenses and other long-term liabilities	Level 3	$925

As of June 26, 2016	Notional Amount		Balance Sheet Location	Fair Value Hierarchy	Fair Value
Swap D	USD	$50,000	Accrued expenses	Level 2	$260
Contingent consideration		—	Accrued expenses and other long-term liabilities	Level 3	$1,348

Estimates for the fair value of UNIFI’s derivative contracts are obtained from month-end market quotes for contracts with similar terms.

Swaps A, B and C, designated hedges, impacted interest expense for fiscal 2017 by $42. Swap D, a de-designated hedge, impacted interest expense for fiscal 2017, 2016 and 2015 by $178, $375 and $507, respectively.

By entering into derivative contracts, UNIFI exposes itself to counterparty credit risk.  UNIFI attempts to minimize this risk by selecting counterparties with investment grade credit ratings and regularly monitoring those ratings.  UNIFI’s derivative instruments do not contain any credit-risk-related contingent features.

UNIFI believes that there have been no significant changes to its credit risk profile or the interest rates available to UNIFI for debt issuances with similar terms and average maturities, and UNIFI estimates that the fair values of its debt obligations approximate the carrying amounts.  Other financial instruments include cash and cash equivalents, receivables, accounts payable and accrued expenses.  The financial statement carrying amounts of these items approximate the fair value due to their short-term nature.

There were no transfers into or out of the levels of the fair value hierarchy for fiscal 2017, 2016 and 2015.

Non-Financial Assets and Liabilities

UNIFI did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

19. Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 29, 2014	$(4,241)	$(378)	$(4,619)
Other comprehensive (loss) income, net of tax	(22,511)	231	(22,280)
Balance at June 28, 2015	$(26,752)	$(147)	$(26,899)

Other comprehensive (loss) income, net of tax	(2,929)	77	(2,852)
Balance at June 26, 2016	$(29,681)	$(70)	$(29,751)

Other comprehensive loss, net of tax	(2,691)	(438)	(3,129)
Balance at June 25, 2017	$(32,372)	$(508)	$(32,880)

A summary of other comprehensive (loss) income for fiscal 2017, 2016 and 2015 is provided as follows, noting there is no tax impact for fiscal 2016 and 2015:

	Fiscal 2017			Fiscal 2016		Fiscal 2015
	Pre-tax	Tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(2,936)	$—	$(2,936)	$(2,135)	$(2,135)	$(21,578)	$(21,578)
Foreign currency translation adjustments for an unconsolidated affiliate	245	—	245	(794)	(794)	(933)	(933)
Changes in interest rate swaps, net of reclassification adjustments	(737)	299	(438)	77	77	231	231
Other comprehensive loss, net	$(3,428)	$299	$(3,129)	$(2,852)	$(2,852)	$(22,280)	$(22,280)

20. Computation of Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Basic EPS
Net income attributable to Unifi, Inc.	$32,875	$34,415	$42,151
Weighted average common shares outstanding	18,136	17,857	18,207
Basic EPS	$1.81	$1.93	$2.32
Diluted EPS
Net income attributable to Unifi, Inc.	$32,875	$34,415	$42,151
Weighted average common shares outstanding	18,136	17,857	18,207
Net potential common share equivalents – stock options and RSUs	307	558	629
Adjusted weighted average common shares outstanding	18,443	18,415	18,836
Diluted EPS	$1.78	$1.87	$2.24
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	390	193	150
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	—	—	—

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The calculation of earnings per common share is based on the weighted average number of UNIFI’s common shares outstanding for the applicable period.  The calculation of diluted earnings per common share presents the effect of all potential dilutive common shares that were outstanding during the respective period, unless the effect of doing so is anti-dilutive.

21. Other Operating (Income) Expense, Net

Other operating (income) expense, net primarily consists of gains and losses on (i) foreign currency transactions and (ii) sale or disposal of assets, along with certain expenses related to former employees for consulting, transition, relocation or severance.

22. Investments in Unconsolidated Affiliates and Variable Interest Entities

Parkdale America, LLC

In June 1997, UNIFI and Parkdale Mills, Inc. (“Mills”) entered into a Contribution Agreement that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air-jet spinning technologies to create PAL.  In exchange for its contribution, UNIFI received a 34% ownership interest in PAL, which is accounted for using the equity method of accounting.  Effective January 1, 2012, Mills’ interest in PAL was assigned to Parkdale Incorporated.

PAL is a limited liability company treated as a partnership for income tax reporting purposes.  PAL is a producer of cotton and synthetic yarns for sale to the global textile industry and apparel market.  Per PAL’s fiscal 2016 audited financial statements, PAL had 14 manufacturing facilities located primarily in the southeast region of the United States and in Mexico. PAL’s five largest customers accounted for approximately 81% of total revenues and 80% of total gross accounts receivable outstanding. As PAL’s fiscal year end is the Saturday nearest to December 31 and its results are considered significant, UNIFI files an amendment to each Annual Report on Form 10-K on or before 90 days subsequent to PAL’s fiscal year end to provide PAL’s audited financial statements for PAL’s most recent fiscal year.  UNIFI filed an amendment to its Annual Report on Form 10-K for the fiscal year ended June 26, 2016 on March 29, 2017 to provide PAL’s audited financial statements for PAL’s fiscal year ended December 31, 2016. UNIFI expects to file an amendment to this Annual Report on or before March 30, 2018 to provide PAL’s audited financial statements for PAL’s fiscal year ended December 30, 2017.

The U.S. federal government maintains a program providing economic adjustment assistance to domestic users of upland cotton (the “cotton rebate program”). The cotton rebate program offers a subsidy for cotton consumed in domestic production, and the subsidy is paid the month after the eligible cotton is consumed. To be completely earned, the subsidy must be used within 18 months after the marketing year in which it is earned to purchase qualifying capital expenditures in the United States for production of goods from upland cotton. The marketing year is from August 1 to July 31. The program provides a subsidy of up to three cents per pound. In February 2014, the U.S. federal government extended the program for five years.  The cotton subsidy will remain at three cents per pound for the life of the program.  PAL recognizes its share of income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired, with an appropriate allocation methodology considering the dual criteria of the subsidy.

PAL is subject to price risk related to anticipated fixed-price yarn sales.  To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices in order to protect the gross margin of fixed-priced yarn sales.  The derivative instruments used are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy.  As of June 25, 2017, PAL had no futures contracts designated as cash flow hedges.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

As of June 25, 2017, UNIFI’s investment in PAL was $115,614, which was reflected within investments in unconsolidated affiliates in the accompanying consolidated balance sheets.  The reconciliation between UNIFI’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of June 25, 2017	$133,819
Initial excess capital contributions	53,363
Impairment charge recorded by UNIFI in 2007	(74,106)
Anti-trust lawsuit against PAL in which UNIFI did not participate	2,652
Cotton rebate adjustments to PAL’s depreciation expense	(114)
Investment as of June 25, 2017	$115,614

On August 28, 2014, PAL acquired the remaining 50% ownership interest in a yarn manufacturer based in Mexico in which PAL was historically a 50% member. The acquisition increased PAL’s regional manufacturing capacity and expanded its product offerings and customer base. PAL accounted for the transaction as a business combination under the acquisition method, recognizing the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. UNIFI and PAL concluded that the acquisition did not represent a material business combination. PAL recognized a bargain purchase gain of $4,430 and recorded acquired net assets of $23,644.

On February 27, 2015, PAL purchased two manufacturing facilities, plus inventory, for approximately $13,000 in cash, and entered into a yarn supply agreement with the seller. PAL accounted for the transaction as a business combination under the acquisition method, recognizing the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. UNIFI and PAL concluded that the acquisition did not represent a material business combination. PAL recognized a bargain purchase gain of $9,381.

U.N.F. Industries, Ltd.

In September 2000, UNIFI and Nilit Ltd. (“Nilit”) formed a 50/50 joint venture, U.N.F. Industries Ltd. (“UNF”), for the purpose of operating nylon extrusion assets to manufacture nylon POY.  Raw material and production services for UNF are provided by Nilit under separate supply and services agreements.  UNF’s fiscal year end is December 31 and it is a registered Israeli private company located in Migdal Ha-Emek, Israel.

UNF America, LLC

In October 2009, UNIFI and Nilit America Inc. (“Nilit America”) formed a 50/50 joint venture, UNF America LLC (“UNFA”), for the purpose of operating a nylon extrusion facility which manufactures nylon POY.  Raw material and production services for UNFA are provided by Nilit America under separate supply and services agreements.  UNFA’s fiscal year end is December 31 and it is a limited liability company treated as a partnership for income tax reporting purposes located in Ridgeway, Virginia.

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates.  As of June 25, 2017, UNIFI’s open purchase orders related to this agreement were $2,046.

UNIFI’s raw material purchases under this supply agreement consist of the following:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
UNF	$2,254	$2,828	$3,676
UNFA	20,493	24,319	29,922
Total	$22,747	$27,147	$33,598

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

As of June 25, 2017 and June 26, 2016, UNIFI had combined accounts payable due to UNF and UNFA of $2,301 and $3,231, respectively.

UNIFI has determined that UNF and UNFA are variable interest entities (“VIEs”) and has also determined that UNIFI is the primary beneficiary of these entities, based on the terms of the supply agreement.  As a result, these entities should be consolidated with UNIFI’s financial results.  As UNIFI purchases substantially all of the output from the two entities, the two entities’ balance sheets constitute 3% or less of UNIFI’s current assets, total assets and total liabilities, and such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements.  As of June 25, 2017, UNIFI’s combined investments in UNF and UNFA were $3,899 and are shown within investments in unconsolidated affiliates in the accompanying consolidated balance sheets.  The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy.  Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to either UNF or UNFA.

Condensed balance sheet and income statement information for UNIFI’s unconsolidated affiliates (including reciprocal balances) is presented in the following tables.  PAL is defined as significant and its information is separately disclosed.  PAL does not meet the criteria for segment reporting.  For UNIFI’s fiscal 2017 and 2016, PAL’s corresponding fiscal periods both consisted of 52 weeks.  Depreciation and amortization for PAL for the periods presented includes amounts for PAL’s foreign subsidiaries. PAL’s current assets and shareholders’ equity accounts reflect a $6,800 dividend distribution made to UNIFI on June 28, 2017, subsequent to UNIFI’s fiscal 2017.

	As of June 25, 2017
	PAL	Other	Total
Current assets	$247,820	$10,340	$258,160
Noncurrent assets	183,418	1,039	184,457
Current liabilities	54,389	3,588	57,977
Noncurrent liabilities	3,263	—	3,263
Shareholders’ equity and capital accounts	373,586	7,791	381,377

UNIFI’s portion of undistributed earnings	46,248	1,916	48,164

	As of June 26, 2016
	PAL	Other	Total
Current assets	$244,197	$12,781	$256,978
Noncurrent assets	203,251	1,069	204,320
Current liabilities	56,921	4,048	60,969
Noncurrent liabilities	3,057	—	3,057
Shareholders’ equity and capital accounts	387,470	9,802	397,272

	For the Fiscal Year Ended June 25, 2017
	PAL	Other	Total
Net sales	$754,285	$22,905	$777,190
Gross profit	26,275	4,877	31,152
Income from operations	10,406	3,061	13,467
Net income	7,814	2,988	10,802
Depreciation and amortization	42,801	177	42,978

Cash received by PAL under cotton rebate program	14,293	—	14,293
Earnings recognized by PAL for cotton rebate program	13,491	—	13,491

Distributions received	822	1,500	2,322

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Distributions received from PAL of $822 excludes a $6,800 dividend distribution made to UNIFI on June 28, 2017, subsequent to UNIFI’s fiscal 2017.

	For the Fiscal Year Ended June 26, 2016
	PAL	Other	Total
Net sales	$824,248	$29,463	$853,711
Gross profit	32,626	7,651	40,277
Income from operations	15,143	5,772	20,915
Net income	17,670	5,838	23,508
Depreciation and amortization	46,235	150	46,385

Cash received by PAL under cotton rebate program	17,057	—	17,057
Earnings recognized by PAL for cotton rebate program	16,080	—	16,080

Distributions received	1,732	3,000	4,732

	For the Fiscal Year Ended June 28, 2015
	PAL	Other	Total
Net sales	$828,502	$33,496	$861,998
Gross profit	53,042	5,480	58,522
Income from operations	34,873	3,861	38,734
Net income	50,991	4,140	55,131
Depreciation and amortization	35,536	117	35,653

Cash received by PAL under cotton rebate program	18,087	—	18,087
Earnings recognized by PAL for cotton rebate program	17,398	—	17,398

Distributions received	2,468	1,250	3,718

As of the end of PAL’s corresponding 12-month fiscal periods ending in June, PAL’s amounts of deferred revenues related to the cotton rebate program were $0 for all periods.

23. Commitments and Contingencies

Collective Bargaining Agreements

While employees of UNIFI’s Brazilian operations are unionized, none of the labor force employed by UNIFI’s domestic or other foreign subsidiaries is currently covered by a collective bargaining agreement.

Environmental

On September 30, 2004, UNIFI completed its acquisition of polyester filament manufacturing assets located in Kinston, North Carolina from Invista S.a.r.l. (“INVISTA”).  The land for the Kinston site was leased pursuant to a 99-year ground lease (the “Ground Lease”) with E.I. DuPont de Nemours (“DuPont”).  Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the U.S. Environmental Protection Agency and the North Carolina Department of Environmental Quality (“DEQ”) pursuant to the Resource Conservation and Recovery Act Corrective Action program.  The program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and remediate the AOCs to comply with applicable regulatory standards.  Effective March 20, 2008, UNIFI entered into a lease termination agreement associated with conveyance of certain assets at the Kinston site to DuPont.  This agreement terminated the Ground Lease and relieved UNIFI of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to UNIFI’s period of operation of the Kinston site, which

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

was from 2004 to 2008.  At this time, UNIFI has no basis to determine if or when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

UNIFI continues to own property acquired in the 2004 transaction with INVISTA that has contamination from DuPont’s operations and is monitored by DEQ.  This site has been remediated by DuPont, and DuPont has received authority from DEQ to discontinue further remediation, other than natural attenuation.  Prior to transfer of responsibility to UNIFI, DuPont has a duty to monitor and report the environmental status of the site to DEQ. UNIFI expects to assume that responsibility in fiscal 2018 and will be entitled to receive from DuPont seven years of monitoring and reporting costs, less certain adjustments. At that time, UNIFI will assume responsibility for any future remediation of the site. At this time, UNIFI has no basis to determine if or when it will have any obligation to perform further remediation or the potential cost thereof.

Leases

UNIFI routinely leases sales and administrative office space, warehousing and distribution centers, manufacturing space, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties.

Future minimum capital lease payments and future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 25, 2017 by fiscal year are:

	Capital leases	Operating leases
Fiscal 2018	$7,943	$2,088
Fiscal 2019	7,626	1,621
Fiscal 2020	5,916	1,340
Fiscal 2021	2,870	994
Fiscal 2022	2,565	328
Fiscal years thereafter	1,032	—
Total minimum lease payments	$27,952	$6,371
Less estimated executory costs	(782)
Less interest	(2,002)
Present value of net minimum capital lease payments	25,168
Less current portion of capital lease obligations	(7,060)
Long-term portion of capital lease obligations	$18,108

Rental expenses incurred under operating leases and included in operating income consist of the following:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Rental expenses	$4,357	$4,867	$4,214

Unconditional Obligations

UNIFI is a party to unconditional obligations for certain utility and other purchase or service commitments.  These commitments are non-cancelable, have remaining terms in excess of one year and qualify as normal purchases.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

On a fiscal year basis, the minimum payments expected to be made as part of such commitments are as follows:

	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter
Unconditional purchase obligations	$9,384	$8,306	$4,475	$201	$6	$22
Unconditional service obligations	2,383	1,864	245	148	76	412
Total unconditional obligations	$11,767	$10,170	$4,720	$349	$82	$434

For fiscal 2017, 2016 and 2015, total costs incurred under these commitments consisted of the following:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Costs for unconditional purchase obligations	$26,984	$26,790	$28,971
Costs for unconditional service obligations	2,575	641	7,625
Total	$29,559	$27,431	$36,596

24. Related Party Transactions

Related party receivables consist of the following:

	June 25, 2017	June 26, 2016
Salem Global Logistics, Inc.	$6	$7
Total related party receivables (included within receivables, net)	$6	$7

Related party payables consist of the following:

	June 25, 2017	June 26, 2016
Salem Leasing Corporation (included within accounts payable)	$298	$250
Salem Leasing Corporation (capital lease obligation)	947	1,015
Total related party payables	$1,245	$1,265

Related party transactions in excess of $120 for the current or prior two fiscal years consist of the matters in the table below and the following paragraphs:

		For the Fiscal Year Ended
Affiliated Entity	Transaction Type	June 25, 2017	June 26, 2016	June 28, 2015
Salem Leasing Corporation	Transportation equipment costs and capital lease debt service	$3,914	$3,751	$3,633
Salem Global Logistics, Inc.	Freight service income	128	253	179

Mr. Kenneth G. Langone, a member of the Board, is a director, shareholder and non-executive Chairman of the Board of Salem Holding Company.  UNIFI leases tractors and trailers from Salem Leasing Corporation, a wholly owned subsidiary of Salem Holding Company.  In addition to the monthly lease payments, UNIFI also incurs expenses for routine repair and maintenance, fuel and other expenses.  These leases do not contain renewal options, purchase options or escalation clauses with respect to the minimum lease charges.

Salem Global Logistics, Inc. is also a wholly owned subsidiary of Salem Holding Company. During fiscal 2017, 2016 and 2015, UNIFI earned income by providing for-hire freight services for Salem Global Logistics, Inc.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

25. Business Segment Information

UNIFI defines operating segments as components of the organization for which discrete financial information is available and operating results are evaluated on a regular basis by UNIFI’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), in order to assess performance and allocate resources. Characteristics of the organization which were relied upon in making the determination of reportable segments include the nature of the products sold, the organization’s internal structure, the trade policies in the geographic regions in which UNIFI operates, and the information that is regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.

UNIFI’s operating segments are aggregated into three reportable segments based on similarities between the operating segments’ economic characteristics, nature of products sold, type of customer, methods of distribution and regulatory environment.

•

The operations within the Polyester Segment exhibit similar long-term economic characteristics and sell into an economic trading zone covered by the North American Free Trade Agreement (“NAFTA”) and the Dominican Republic—Central America Free Trade Agreement (“CAFTA-DR”) to similar customers utilizing similar methods of distribution. These operations derive revenues from polyester-based products with sales primarily to other yarn manufacturers and knitters and weavers that produce yarn and/or fabric for the apparel, hosiery, automotive, home furnishings, industrial and other end-use markets. The Polyester Segment consists of sales and manufacturing operations in the United States and El Salvador.

•

The operations within the Nylon Segment exhibit similar long-term economic characteristics and sell into an economic trading zone covered by NAFTA and CAFTA-DR to similar customers utilizing similar methods of distribution. The Nylon Segment includes an immaterial operating segment in Colombia that sells similar nylon-based textile products to similar customers in Colombia and Mexico utilizing similar methods of distribution. These operations derive revenues from nylon-based products with sales to knitters and weavers that produce fabric primarily for the apparel and hosiery markets.  The Nylon Segment consists of sales and manufacturing operations in the United States and Colombia.

•

The operations within the International Segment exhibit similar long-term economic characteristics and sell to similar customers utilizing similar methods of distribution in geographic regions that are outside of the NAFTA and CAFTA-DR economic trading zone. The International Segment primarily sells polyester-based products to knitters and weavers that produce fabric for the apparel, automotive, home furnishings, industrial and other end-use markets primarily in the South American and Asian regions.  The International Segment includes a manufacturing location in Brazil and sales offices in Brazil, China and Sri Lanka.

In addition to UNIFI’s reportable segments, the selected financial information presented below includes an All Other category. All Other consists primarily of Renewables (up through the date of sale, December 23, 2016) and for-hire transportation services. Revenue for Renewables was primarily derived from (i) facilitating the use of miscanthus grass as bio-fuel through service agreements and (ii) delivering harvested miscanthus grass to poultry producers for animal bedding. For-hire transportation services revenue is derived from performing common carrier services utilizing UNIFI’s fleet of transportation equipment.

The operations within All Other (i) are not subject to review by the CODM at a level consistent with UNIFI’s other operations, (ii) are not regularly evaluated using the same metrics applied to UNIFI’s other operations and (iii) do not qualify for aggregation with an existing reportable segment. Therefore, such operations are excluded from reportable segments.

UNIFI evaluates the operating performance of its segments based upon Segment Profit (Loss), which represents segment gross profit (loss) plus segment depreciation expense.  This measurement of segment profit or loss best aligns segment reporting with the current assessments and evaluations performed by, and information provided to, the CODM.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The accounting policies for the segments are consistent with UNIFI’s accounting policies.  Intersegment sales are omitted from the below financial information, as they are (i) insignificant to UNIFI’s segments and eliminated from consolidated reporting and (ii) excluded from segment evaluations performed by the CODM.

Selected financial information is presented below:

	For the Fiscal Year Ended June 25, 2017
	Polyester	Nylon	International	All Other	Total
Net sales	$355,740	$112,704	$173,686	$5,140	$647,270
Cost of sales	315,655	100,633	131,087	5,731	553,106
Gross profit (loss)	40,085	12,071	42,599	(591)	94,164
Segment depreciation expense	13,921	2,125	1,119	638	17,803
Segment Profit	$54,006	$14,196	$43,718	$47	$111,967

	For the Fiscal Year Ended June 26, 2016
	Polyester	Nylon	International	All Other	Total
Net sales	$383,167	$131,715	$122,554	$6,201	$643,637
Cost of sales	333,638	113,906	95,666	6,795	550,005
Gross profit (loss)	49,529	17,809	26,888	(594)	93,632
Segment depreciation expense	11,188	1,899	885	820	14,792
Segment Profit	$60,717	$19,708	$27,773	$226	$108,424

	For the Fiscal Year Ended June 28, 2015
	Polyester	Nylon	International	All Other	Total
Net sales	$396,239	$149,612	$134,992	$6,278	$687,121
Cost of sales	345,462	130,644	113,556	6,754	596,416
Gross profit (loss)	50,777	18,968	21,436	(476)	90,705
Segment depreciation expense	10,579	1,798	1,997	473	14,847
Segment Profit (Loss)	$61,356	$20,766	$23,433	$(3)	$105,552

The reconciliations of segment gross profit (loss) to consolidated income before income taxes are as follows:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Polyester	$40,085	$49,529	$50,777
Nylon	12,071	17,809	18,968
International	42,599	26,888	21,436
All Other	(591)	(594)	(476)
Segment gross profit	94,164	93,632	90,705
SG&A expenses	50,829	47,502	49,672
(Benefit) provision for bad debts	(123)	1,684	947
Other operating (income) expense, net	(310)	2,248	1,600
Operating income	43,768	42,198	38,486
Interest income	(517)	(610)	(916)
Interest expense	3,578	3,528	4,025
Loss on sale of business	1,662	—	—
Loss on extinguishment of debt	—	—	1,040
Equity in earnings of unconsolidated affiliates	(4,230)	(8,963)	(19,475)
Income before income taxes	$43,275	$48,243	$53,812

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Polyester	$13,921	$11,188	$10,579
Nylon	2,125	1,899	1,798
International	1,119	885	1,997
All Other	638	820	473
Segment depreciation expense	17,803	14,792	14,847
Other depreciation and amortization expense	2,565	2,736	3,196
Depreciation and amortization expense	$20,368	$17,528	$18,043

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Polyester	$25,442	$44,517	$21,267
Nylon	1,247	2,548	2,392
International	4,734	2,755	1,468
Segment capital expenditures	31,423	49,820	25,127
Other capital expenditures	1,767	2,517	839
Capital expenditures	$33,190	$52,337	$25,966

In addition to the capital expenditures noted above, Polyester assets were added via a construction financing arrangement further described in Note 12, “Long-Term Debt.”

During fiscal 2017, UNIFI changed the segmentation of cash and cash equivalents to better reflect its ability to expand operations in multiple regions. Thus, in the reconciliations below, cash and cash equivalents have been reclassified out of individual segments and into other current assets for the fiscal years presented.

The reconciliations of segment total assets to consolidated total assets are as follows:

	June 25, 2017	June 26, 2016	June 28, 2015
Polyester	$270,819	$243,093	$208,411
Nylon	57,789	63,141	66,490
International	80,824	66,998	60,809
Segment total assets	409,432	373,232	335,710
Other current assets	27,375	13,337	6,892
Other property, plant and equipment	14,904	16,597	13,544
Other non-current assets	279	4,864	4,714
Investments in unconsolidated affiliates	119,513	117,412	113,901
Total assets	$571,503	$525,442	$474,761

Product sales (excluding the All Other category) are as follows:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Polyester	$529,426	$505,721	$531,231
Nylon	112,704	131,715	149,612
Total	$642,130	$637,436	$680,843

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Geographic Data

Geographic information is set forth below, beginning with net sales.  Brazil is reported separately from other foreign countries because its net sales exceed 10% of consolidated net sales for each of the fiscal years presented.

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
United States	$424,490	$472,287	$509,490
Brazil	109,079	83,087	101,912
Remaining Foreign Countries	113,701	88,263	75,719
Total	$647,270	$643,637	$687,121

Export sales from UNIFI’s U.S. operations to external customers	$104,229	$113,725	$119,548

The information for net sales is based on the operating locations from where the items were produced or distributed.

Geographic information for long-lived assets is as follows:

	June 25, 2017	June 26, 2016	June 28, 2015
United States	$304,696	$292,854	$240,431
Brazil	12,616	9,714	8,207
Remaining Foreign Countries	8,360	8,595	9,237
Total	$325,672	$311,163	$257,875

Long-lived assets are comprised of PP&E, net; intangible assets, net; investments in unconsolidated affiliates; and other non-current assets.

Geographic information for total assets is as follows:

	June 25, 2017	June 26, 2016	June 28, 2015
United States	$445,947	$427,679	$387,155
Brazil	58,598	53,993	50,300
Remaining Foreign Countries	66,958	43,770	37,306
Total	$571,503	$525,442	$474,761

26. Quarterly Results (Unaudited)

Quarterly financial data and selected highlights are as follows:

	For the Fiscal Quarters Ended
	September 25, 2016	December 25, 2016	March 26, 2017	June 25, 2017
Net sales	$159,969	$155,155	$160,896	$171,250
Gross profit	23,547	22,130	21,130	27,357
Net income including non-controlling interest	9,142	4,354	9,177	9,704
Less: net loss attributable to non-controlling interest	(261)	(237)	—	—
Net income attributable to Unifi, Inc. (1) (2) (3)	$9,403	$4,591	$9,177	$9,704
Net income attributable to Unifi, Inc. per common share:
Basic (4)	$0.52	$0.25	$0.50	$0.53
Diluted (4)	$0.51	$0.25	$0.50	$0.52

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

	For the Fiscal Quarters Ended
	September 27, 2015	December 27, 2015	March 27, 2016	June 26, 2016
Net sales	$162,165	$156,336	$161,278	$163,858
Gross profit	20,984	21,813	23,364	27,471
Net income including non-controlling interest	7,786	6,194	9,275	9,915
Less: net loss attributable to non-controlling interest	(239)	(270)	(414)	(322)
Net income attributable to Unifi, Inc. (5)	$8,025	$6,464	$9,689	$10,237
Net income attributable to Unifi, Inc. per common share:
Basic (4)	$0.45	$0.36	$0.54	$0.57
Diluted (4)	$0.43	$0.35	$0.53	$0.56

(1)	Net income attributable to Unifi, Inc. for the quarter ended December 25, 2016 includes the loss on sale of business of $1,662.
(2)	Net income attributable to Unifi, Inc. for the first three quarters of fiscal 2017 includes comparatively lower earnings from equity affiliates.
(3)	Net income attributable to Unifi, Inc. for the quarters ended September 25, 2016, March 26, 2017 and June 25, 2017 includes a comparatively lower effective tax rate.
(4)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.
(5)

Net income attributable to Unifi, Inc. for the quarters ended June 26, 2016, March 27, 2016 and December 27, 2015 includes the unfavorable impact of key employee transition costs of approximately $840, $260 and $400, respectively.

27. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Fiscal Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Interest, net of capitalized interest of $652, $704 and $191, respectively	$3,282	$3,066	$3,304
Income taxes, net of refunds	8,123	9,923	17,208

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions.

Non-Cash Investing and Financing Activities

As of June 25, 2017, June 26, 2016 and June 28, 2015, $3,234, $4,197 and $1,726, respectively, were included in accounts payable for unpaid capital expenditures.

In June 2015, UNIFI sold certain land and building assets. Net proceeds from the sale of $1,390 were remitted directly to a qualified intermediary.

During fiscal 2017, UNIFI recorded reclassification and non-cash activity relating to the construction financing arrangement discussed in Note 12, “Long-Term Debt.”

During fiscal 2015, UNIFI entered into capital leases with aggregate present values of $12,784.

During fiscal 2016, Renewables acquired certain land valued at $191 utilizing a promissory note for $135 and cash.