Form 10-Q
period 2017-09-24
UNIFI INC
filed 2017-11-01
CIK 100726

FF

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2017

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

As of October 26, 2017, there were 18,268,336 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals.  Statements expressing expectations regarding our future, or projections or estimates relating to products, sales, revenues, expenditures, costs or earnings, are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on management’s beliefs, assumptions and expectations about our future economic performance, considering the information currently available to management.  The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “strive” and words of similar import, or the negative of such words, identify or signal the presence of forward-looking statements.  These statements are not statements of historical fact, and they involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition that we express or imply in any forward-looking statement.  Factors that could contribute to such differences include, but are not limited to:

•	the competitive nature of the textile industry and the impact of global competition;
•	changes in the trade regulatory environment and governmental policies and legislation;
•	the availability, sourcing and pricing of raw materials;
•	general domestic and international economic and industry conditions in markets where the Company competes, including economic and political factors over which the Company has no control;
•	changes in consumer spending, customer preferences, fashion trends and end-uses for products;
•	the financial condition of the Company’s customers;
•	the loss of a significant customer;
•	the success of the Company’s strategic business initiatives;
•	volatility of financial and credit markets;
•	the ability to service indebtedness and fund capital expenditures and strategic business initiatives;
•	availability of and access to credit on reasonable terms;
•	changes in foreign currency exchange, interest and inflation rates;
•	fluctuations in production costs;
•	the ability to protect intellectual property;
•	employee relations;
•	the impact of environmental, health and safety regulations;
•	the operating performance of joint ventures and other equity investments;
•	the accurate financial reporting of information from equity method investees; and
•	other factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2017 or elsewhere in this report.

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

UNIFI, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 24, 2017

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 24, 2017	June 25, 2017
ASSETS
Cash and cash equivalents	$42,391	$35,425
Receivables, net	79,924	81,121
Inventories	118,534	111,405
Income taxes receivable	9,713	9,218
Other current assets	6,921	6,468
Total current assets	257,483	243,637
Property, plant and equipment, net	203,586	203,388
Deferred income taxes	2,195	2,194
Investments in unconsolidated affiliates	115,427	119,513
Other non-current assets	2,413	2,771
Total assets	$581,104	$571,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$41,921	$41,499
Accrued expenses	15,341	16,144
Income taxes payable	1,539	1,351
Current portion of long-term debt	17,065	17,060
Total current liabilities	75,866	76,054
Long-term debt	107,486	111,382
Other long-term liabilities	11,253	11,804
Deferred income taxes	12,375	11,457
Total liabilities	206,980	210,697

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,261,067 and 18,229,777 shares issued and outstanding as of September 24, 2017 and June 25, 2017, respectively)	1,826	1,823
Capital in excess of par value	53,104	51,923
Retained earnings	348,900	339,940
Accumulated other comprehensive loss	(29,706)	(32,880)
Total Unifi, Inc. shareholders’ equity	374,124	360,806
Non-controlling interest	—	—
Total shareholders’ equity	374,124	360,806
Total liabilities and shareholders’ equity	$581,104	$571,503

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended
	September 24, 2017	September 25, 2016
Net sales	$164,242	$159,969
Cost of sales	140,950	136,422
Gross profit	23,292	23,547
Selling, general and administrative expenses	12,863	11,410
Benefit for bad debts	(59)	(367)
Other operating expense (income), net	315	(70)
Operating income	10,173	12,574
Interest income	(81)	(146)
Interest expense	1,185	692
Equity in earnings of unconsolidated affiliates	(3,087)	(840)
Income before income taxes	12,156	12,868
Provision for income taxes	3,196	3,726
Net income including non-controlling interest	8,960	9,142
Less: net loss attributable to non-controlling interest	—	(261)
Net income attributable to Unifi, Inc.	$8,960	$9,403

Net income attributable to Unifi, Inc. per common share:
Basic	$0.49	$0.52
Diluted	$0.48	$0.51

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended
	September 24, 2017	September 25, 2016
Net income including non-controlling interest	$8,960	$9,142
Other comprehensive income (loss):
Foreign currency translation adjustments	2,865	(579)
Foreign currency translation adjustments for an unconsolidated affiliate	(106)	(243)
Changes in interest rate swaps, net of tax of $0 and $0, respectively	415	19
Other comprehensive income (loss), net	3,174	(803)
Comprehensive income including non-controlling interest	12,134	8,339
Less: comprehensive loss attributable to non-controlling interest	—	(261)
Comprehensive income attributable to Unifi, Inc.	$12,134	$8,600

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	September 24, 2017	September 25, 2016
Cash and cash equivalents at beginning of year	$35,425	$16,646
Operating activities:
Net income including non-controlling interest	8,960	9,142
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(3,087)	(840)
Distributions received from unconsolidated affiliates	7,178	750
Depreciation and amortization expense	5,510	4,737
Stock-based compensation expense	965	68
Excess tax benefit on stock-based compensation plans	—	(447)
Deferred income taxes	918	2,471
Other, net	163	213
Changes in assets and liabilities:
Receivables, net	2,030	783
Inventories	(6,021)	(6,720)
Other current assets	(285)	(904)
Income taxes	(351)	(1,775)
Accounts payable and accrued expenses	(366)	509
Other, net	146	162
Net cash provided by operating activities	15,760	8,149

Investing activities:
Capital expenditures	(5,148)	(10,135)
Other, net	57	(49)
Net cash used in investing activities	(5,091)	(10,184)

Financing activities:
Proceeds from ABL Revolver	22,200	40,200
Payments on ABL Revolver	(21,900)	(31,700)
Payments on ABL Term Loan	(2,500)	(2,375)
Payments on capital lease obligations	(1,785)	(1,073)
Proceeds from stock option exercises	219	1,200
Excess tax benefit on stock-based compensation plans	—	447
Other	(263)	(341)
Net cash (used in) provided by financing activities	(4,029)	6,358

Effect of exchange rate changes on cash and cash equivalents	326	(48)
Net increase in cash and cash equivalents	6,966	4,275
Cash and cash equivalents at end of period	$42,391	$20,921

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

2.  Basis of Presentation; Condensed Notes

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. As contemplated by the instructions of the Securities and Exchange Commission (the “SEC”) to Form 10-Q, the following notes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements.  Reference should be made to UNIFI’s year-end audited consolidated financial statements and related notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended June 25, 2017 (the “2017 Form 10-K”).

The financial information included in this report has been prepared by UNIFI, without audit.  In the opinion of management, all adjustments, which consist of normal, recurring adjustments, considered necessary for a fair statement of the results for interim periods have been included.  Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year.  The preparation of financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the amounts reported and certain financial statement disclosures.  Actual results may vary from these estimates.

All dollar and other currency amounts and share amounts, except per share amounts, are presented in thousands (000s), except as otherwise noted.

The fiscal quarter for Unifi, Inc. and its subsidiary in El Salvador ended on September 24, 2017, the last Sunday in September. The fiscal quarter for Unifi, Inc.’s Brazilian, Chinese, Colombian and Sri Lankan subsidiaries ended on September 30, 2017.  There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ subsequent fiscal quarter end.  The three-month periods ended September 24, 2017 and September 25, 2016 each consisted of 13 fiscal weeks.

Reclassifications

Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

3.  Recent Accounting Pronouncements

Issued and Pending Adoption

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance for the recognition of revenue from contracts with customers. Subsequent Accounting Standards Updates (“ASUs”) have been issued to provide clarity and defer the effective date of the new guidance. The new revenue recognition standard eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach. While UNIFI has not yet determined the effect of the new guidance on its ongoing financial reporting, UNIFI notes the following considerations: (i) the Company is primarily engaged in the business of manufacturing and delivering tangible products utilizing relatively straightforward contract terms without multiple performance obligations and (ii) transaction prices for UNIFI’s primary and material revenue activities are determinable and lack significant timing considerations. UNIFI is currently performing the following activities regarding implementation of the new

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

guidance: (a) reviewing material contracts and (b) assessing accounting policy elections and disclosures under the new guidance. In addition, implementation matters remaining include (x) evaluating the systems and processes to support revenue recognition and (y) selecting the method of adoption. The new revenue recognition guidance is effective for the Company’s fiscal 2019.

In February 2016, the FASB issued new accounting guidance for leases. The new guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. While UNIFI has not yet determined the full effect of the new guidance on its ongoing financial reporting, as of June 25, 2017, UNIFI had approximately $6,400 of future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and did not enter into any new material operating lease agreements during the three months ended September 24, 2017. The ASU is effective for UNIFI’s fiscal 2020, and early adoption is permitted.

In connection with the SEC Staff Announcement on July 20, 2017 relating to the transition to ASU 2014-09 and ASU 2016-02, due to its status as a significant subsidiary of Unifi, Inc., PAL expects to adopt (i) the new revenue recognition guidance in its fiscal 2019 and (ii) the new lease guidance in its fiscal 2020.

Recently Adopted

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including the accounting and classification of the respective income tax impacts, forfeitures and statutory withholding requirements. UNIFI adopted the ASU in the three months ended September 24, 2017, on a prospective basis. The adoption resulted in a $72 decrease to the provision for income taxes for excess tax benefits and an immaterial increase in potential dilutive weighted average shares for the three months ended September 24, 2017. In connection with adoption of the ASU, UNIFI has elected to recognize forfeitures as they occur, and there is no corresponding retrospective adjustment to retained earnings. Additionally, UNIFI is presenting the change in classification of excess tax benefits in the condensed consolidated statements of cash flows on a prospective basis.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which modifies the subsequent measurement of inventories recorded under a first-in, first-out or average cost method. Under the new standard, such inventories are required to be measured at the lower of cost and net realizable value. UNIFI adopted the ASU in the three months ended September 24, 2017, with prospective application. UNIFI’s historical principles for inventory measurement had utilized net realizable value, and, therefore, adoption had no material impact on UNIFI’s consolidated financial statements.

Based on UNIFI’s review of ASUs issued since the filing of the 2017 Form 10-K, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a significant impact on UNIFI’s consolidated financial statements.

4.  Receivables, Net

Receivables, net consists of the following:

	September 24, 2017	June 25, 2017
Customer receivables	$82,446	$83,291
Allowance for uncollectible accounts	(2,212)	(2,222)
Reserves for yarn quality claims	(1,254)	(1,278)
Net customer receivables	78,980	79,791
Other receivables	944	1,330
Total receivables, net	$79,924	$81,121

There have been no material changes in UNIFI’s allowance for uncollectible accounts or reserves for yarn quality claims since June 25, 2017.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

5.  Inventories

Inventories consists of the following:

	September 24, 2017	June 25, 2017
Raw materials	$40,366	$36,748
Supplies	6,482	6,104
Work in process	8,094	7,399
Finished goods	65,726	63,121
Gross inventories	120,668	113,372
Inventory reserves	(2,134)	(1,967)
Total inventories	$118,534	$111,405

6.  Property, Plant and Equipment, Net

Property, plant and equipment, net (“PP&E”) consists of the following:

	September 24, 2017	June 25, 2017
Land	$2,956	$2,931
Land improvements	15,079	15,066
Buildings and improvements	158,680	157,115
Assets under capital leases	34,568	34,568
Machinery and equipment	587,011	579,211
Computers, software and office equipment	19,828	19,360
Transportation equipment	4,700	4,798
Construction in progress	4,438	7,371
Gross property, plant and equipment	827,260	820,420
Less: accumulated depreciation	(618,324)	(612,355)
Less: accumulated amortization – capital leases	(5,350)	(4,677)
Total PP&E	$203,586	$203,388

Depreciation expense and repair and maintenance expenses were as follows:

	For the Three Months Ended
	September 24, 2017	September 25, 2016
Depreciation expense	$5,123	$4,214
Repair and maintenance expenses	4,725	4,240

7.  Accrued Expenses

Accrued expenses consists of the following:

	September 24, 2017	June 25, 2017
Payroll and fringe benefits	$9,615	$10,469
Other	5,726	5,675
Total accrued expenses	$15,341	$16,144

Other consists primarily of accruals for utilities, property taxes, employee-related claims and payments, interest, marketing expenses, freight expenses, rent, other non-income related taxes and deferred revenue.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

8.  Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	September 24, 2017	September 24, 2017	June 25, 2017
ABL Revolver	March 2020	3.1%	$9,600	$9,300
ABL Term Loan (1)	March 2020	3.3%	92,500	95,000
Capital lease obligations	(2)	3.8%	23,383	25,168
Total debt			125,483	129,468
Current portion of capital lease obligations			(7,065)	(7,060)
Current portion of other long-term debt			(10,000)	(10,000)
Unamortized debt issuance costs			(932)	(1,026)
Total long-term debt			$107,486	$111,382

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for capital lease obligations range from July 2018 to November 2027.

ABL Facility

On March 26, 2015, Unifi, Inc. and its subsidiary, Unifi Manufacturing, Inc., entered into an Amended and Restated Credit Agreement for a $200,000 senior secured credit facility (the “ABL Facility”) with a syndicate of lenders.  The ABL Facility consists of a $100,000 revolving credit facility (the “ABL Revolver”) and a term loan that can be reset up to a maximum amount of $100,000, once per fiscal year, if certain conditions are met (the “ABL Term Loan”). The ABL Facility has a maturity date of March 26, 2020.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2018 and the fiscal years thereafter:

	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter
ABL Revolver	$—	$—	$9,600	$—	$—	$—
ABL Term Loan	7,500	10,000	75,000	—	—	—
Capital lease obligations	5,275	6,996	5,519	2,624	2,418	551
Total	$12,775	$16,996	$90,119	$2,624	$2,418	$551

9.  Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	September 24, 2017	June 25, 2017
Uncertain tax positions	$5,167	$5,077
Other	6,086	6,727
Total other long-term liabilities	$11,253	$11,804

Other primarily includes UNIFI’s unfunded supplemental post-employment plan, certain retiree and post-employment medical and disability liabilities, deferred revenue and deferred energy incentive credits.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

10.  Income Taxes

The provision for income taxes was as follows:

	For the Three Months Ended
	September 24, 2017	September 25, 2016
Provision for income taxes	$3,196	$3,726
Effective tax rate	26.3%	29.0%

The effective tax rates for the periods presented above are lower than the U.S. statutory tax rate primarily due to foreign income being taxed at lower rates and the benefit of increased research and development credits.  These benefits were partially offset by losses in tax jurisdictions for which no tax benefit could be recognized and state and local income taxes net of federal benefits.

UNIFI regularly assesses the outcomes of both completed and ongoing examinations to ensure that UNIFI’s provision for income taxes is sufficient. Certain returns that remain open to examination have utilized carryforward tax attributes generated in prior tax years, including net operating losses (“NOLs”), which could potentially be revised upon examination.

Components of UNIFI’s deferred tax valuation allowance are as follows:

	September 24, 2017	June 25, 2017
Investment in a former domestic unconsolidated affiliate	$(6,262)	$(6,269)
Equity-method investment in PAL	(1,536)	(1,520)
Certain losses carried forward (1)	(5,924)	(5,924)
State NOLs	(108)	(108)
Other foreign NOLs (2)	(3,149)	(3,347)
Foreign tax credits	(997)	(789)
Total deferred tax valuation allowance	$(17,976)	$(17,957)

(1)	Certain U.S. NOLs and capital losses outside the U.S. consolidated tax filing group.
(2)	Presented net of certain NOL carryforward deferred tax assets.

11.  Shareholders’ Equity

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 25, 2017	18,230	$1,823	$51,923	$339,940	$(32,880)	$360,806
Options exercised	31	3	216	—	—	219
Stock-based compensation	—	—	965	—	—	965
Other comprehensive income, net of tax	—	—	—	—	3,174	3,174
Net income	—	—	—	8,960	—	8,960
Balance at September 24, 2017	18,261	$1,826	$53,104	$348,900	$(29,706)	$374,124

No dividends were paid during the three months ended September 24, 2017 or in the two most recently completed fiscal years.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

12.  Stock-Based Compensation

The following table provides information as of September 24, 2017 with respect to the number of securities remaining available for future issuance under the Unifi, Inc. 2013 Incentive Compensation Plan (the “2013 Plan”):

Authorized under the 2013 Plan	1,000
Plus: Certain awards expired, forfeited or otherwise terminated unexercised	343
Less: Awards granted to employees	(666)
Less: Awards granted to non-employee directors	(105)
Available for issuance under the 2013 Plan	572

During the three months ended September 24, 2017, UNIFI granted stock options to purchase 45 shares of common stock. No stock options were granted by UNIFI during the three months ended September 25, 2016.

During the three months ended September 24, 2017, UNIFI granted 64 restricted stock units (“RSUs”).  No RSUs were granted by UNIFI during the three months ended September 25, 2016.

13.  Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

UNIFI may use derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates.  UNIFI does not enter into derivative contracts for speculative purposes.

For the three months ended September 24, 2017 and September 25, 2016, there were no significant changes to UNIFI’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

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

14.  Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 25, 2017	$(32,372)	$(508)	$(32,880)
Other comprehensive income, net of tax	2,759	415	3,174
Balance at September 24, 2017	$(29,613)	$(93)	$(29,706)

A summary of the after-tax effects of the components of other comprehensive income (loss), net for the three-month periods ended September 24, 2017 and September 25, 2016 is included in the accompanying condensed consolidated statements of comprehensive income.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

15.  Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended
	September 24, 2017	September 25, 2016
Net income attributable to Unifi, Inc.	$8,960	$9,403
Basic weighted average shares	18,243	17,966
Net potential common share equivalents – stock options and RSUs	328	387
Diluted weighted average shares	18,571	18,353
Excluded from diluted weighted average shares:
Anti-dilutive common share equivalents	264	155

The calculation of EPS is based on the weighted average number of Unifi, Inc.’s common shares outstanding for the applicable period.  The calculation of diluted EPS presents the effect of all potential dilutive common shares that were outstanding during the respective period, unless the effect of doing so is anti-dilutive.

16.  Investments in Unconsolidated Affiliates and Variable Interest Entities

UNIFI currently maintains investments in three entities classified as unconsolidated affiliates: PAL; U.N.F. Industries, Ltd. (“UNF”); and UNF America LLC (“UNFA”). As of September 24, 2017, UNIFI’s investment in PAL was $111,184 and UNIFI’s combined investments in UNF and UNFA were $4,243, each of which is reflected within investments in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.

Parkdale America, LLC

PAL is a limited liability company treated as a partnership for income tax reporting purposes.  UNIFI accounts for its investment in PAL using the equity method of accounting.  PAL is subject to price risk related to anticipated fixed-price yarn sales.  To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices.  The derivative instruments used are listed and traded on an exchange and are valued using quoted prices classified within Level 1 of the fair value hierarchy.  As of September 2017, PAL had no futures contracts designated as cash flow hedges.

The reconciliation between UNIFI’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of September 24, 2017	$129,373
Initial excess capital contributions	53,363
Impairment charge recorded by UNIFI in fiscal 2007	(74,106)
Anti-trust lawsuit against PAL in which UNIFI did not participate	2,652
Cotton rebate adjustments to PAL's depreciation expense	(98)
Investment as of September 24, 2017	$111,184

U.N.F. Industries Ltd.

Raw material and production services for UNF are provided by Nilit Ltd. under separate supply and services agreements.  UNF’s fiscal year end is December 31 and it is a registered Israeli private company located in Migdal Ha-Emek, Israel.

UNF America LLC

Raw material and production services for UNFA are provided by Nilit America Inc. under separate supply and services agreements.  UNFA’s fiscal year end is December 31 and it is a limited liability company treated as a partnership for income tax reporting purposes located in Ridgeway, Virginia.

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates.  As of September 24, 2017, UNIFI’s open purchase orders related to this agreement were $3,643.

UNIFI’s raw material purchases under this supply agreement consist of the following:

	For the Three Months Ended
	September 24, 2017	September 25, 2016
UNF	$608	$778
UNFA	5,280	5,388
Total	$5,888	$6,166

As of September 24, 2017 and June 25, 2017, UNIFI had combined accounts payable due to UNF and UNFA of $2,621 and $2,301, respectively.

UNIFI has determined that UNF and UNFA are variable interest entities (“VIEs”) and has also determined that UNIFI is the primary beneficiary of these entities, based on the terms of the supply agreement discussed above.  As a result, these entities should be consolidated with UNIFI’s financial results.  As UNIFI purchases substantially all of the output from the two entities, the two entities’ balance sheets constitute 3% or less of UNIFI’s total assets and total liabilities, and because such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements.  The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy.  Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to either UNF or UNFA.

Condensed balance sheet and income statement information for UNIFI’s unconsolidated affiliates (including reciprocal balances) is presented in the following tables.  PAL is defined as significant and its information is separately disclosed. PAL does not meet the criteria for segment reporting.

	As of September 24, 2017
	PAL	Other	Total
Current assets	$262,830	$10,869	$273,699
Noncurrent assets	180,849	1,019	181,868
Current liabilities	59,959	3,579	63,538
Noncurrent liabilities	3,211	—	3,211
Shareholders’ equity and capital accounts	380,509	8,309	388,818

UNIFI’s portion of undistributed earnings	41,908	2,264	44,172

	As of June 25, 2017
	PAL	Other	Total
Current assets	$247,820	$10,340	$258,160
Noncurrent assets	183,418	1,039	184,457
Current liabilities	54,389	3,588	57,977
Noncurrent liabilities	3,263	—	3,263
Shareholders’ equity and capital accounts	373,586	7,791	381,377

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

	For the Three Months Ended September 24, 2017
	PAL	Other	Total
Net sales	$202,791	$5,693	$208,484
Gross profit	13,710	954	14,664
Income from operations	9,956	509	10,465
Net income	8,346	518	8,864
Depreciation and amortization	9,600	47	9,647

Cash received by PAL under cotton rebate program	2,241	—	2,241
Earnings recognized by PAL for cotton rebate program	3,255	—	3,255

Distributions received	7,178	—	—

	For the Three Months Ended September 25, 2016
	PAL	Other	Total
Net sales	$205,900	$6,002	$211,902
Gross profit	5,496	1,545	7,041
Income from operations	861	1,085	1,946
Net income	874	1,097	1,971
Depreciation and amortization	11,476	39	11,515

Cash received by PAL under cotton rebate program	4,127	—	4,127
Earnings recognized by PAL for cotton rebate program	3,889	—	3,889

Distributions received	—	750	750

17.  Commitments and Contingencies

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Leases

UNIFI routinely leases sales and administrative office space, warehousing and distribution centers, manufacturing space, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties.

UNIFI has assumed various financial obligations and commitments in the normal course of its operating and financing activities.  Financial obligations are considered to represent known future cash payments that UNIFI is required to make under existing contractual arrangements, such as debt and lease agreements.

18.  Related Party Transactions

For details regarding the nature of certain related party relationships, see Note 24, “Related Party Transactions,” to the consolidated financial statements in the 2017 Form 10-K.

Related party receivables consists of the following:

	September 24, 2017	June 25, 2017
Salem Global Logistics, Inc.	$7	$6
Total related party receivables (included within receivables, net)	$7	$6

Related party payables consists of the following:

	September 24, 2017	June 25, 2017
Salem Leasing Corporation (included within accounts payable)	$286	$298
Salem Leasing Corporation (capital lease obligation)	929	947
Total related party payables	$1,215	$1,245

Related party transactions in excess of $120 for the current or prior two fiscal years consist of the following amounts for the periods presented:

		For the Three Months Ended
Affiliated Entity	Transaction Type	September 24, 2017	September 25, 2016
Salem Leasing Corporation	Transportation equipment costs and capital lease debt service	$981	$978
Salem Global Logistics, Inc.	Freight service income	42	21

19.  Business Segment Information

UNIFI defines operating segments as components of the organization for which discrete financial information is available and operating results are evaluated on a regular basis by UNIFI’s Chief Executive Officer, who is the chief operating decision maker (the “CODM”), in order to assess performance and allocate resources. Characteristics of the organization which were relied upon in making the determination of reportable segments include the nature of the products sold, the organization’s internal structure, the trade policies in the geographic regions in which UNIFI operates and the information that is regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

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

•

The operations within the International Segment exhibit similar long-term economic characteristics and sell to similar customers utilizing similar methods of distribution in geographic regions that are outside of the economic trading zone covered by NAFTA and CAFTA-DR. The International Segment primarily sells polyester-based products to knitters and weavers that produce fabric for the apparel, automotive, home furnishings, industrial and other end-use markets primarily in the South American and Asian regions.  The International Segment includes a manufacturing location in Brazil and sales offices in Brazil, China and Sri Lanka.

In addition to UNIFI’s reportable segments, the selected financial information presented below includes an All Other category. All Other consists primarily of for-hire transportation services and Repreve Renewables, LLC (“Renewables”) (up through December 23, 2016, the date of the sale by UNIFI of its 60% equity ownership interest in Renewables). For-hire transportation services revenue is derived from performing common carrier services utilizing UNIFI’s fleet of transportation equipment. Revenue for Renewables was primarily derived from (i) facilitating the use of miscanthus grass as bio-fuel through service agreements and (ii) delivering harvested miscanthus grass to poultry producers for animal bedding.

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

Selected financial information is presented below.

	For the Three Months Ended September 24, 2017
	Polyester	Nylon	International	All Other	Total
Net sales	$87,738	$26,827	$48,659	$1,018	$164,242
Cost of sales	78,825	23,513	37,661	951	140,950
Gross profit	8,913	3,314	10,998	67	23,292
Segment depreciation expense	3,867	537	416	65	4,885
Segment Profit	$12,780	$3,851	$11,414	$132	$28,177

	For the Three Months Ended September 25, 2016
	Polyester	Nylon	International	All Other	Total
Net sales	$84,685	$28,495	$45,344	$1,445	$159,969
Cost of sales	76,235	25,358	33,074	1,755	136,422
Gross profit (loss)	8,450	3,137	12,270	(310)	23,547
Segment depreciation expense	3,108	510	246	252	4,116
Segment Profit (Loss)	$11,558	$3,647	$12,516	$(58)	$27,663

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

The reconciliations of segment gross profit to consolidated income before income taxes are as follows:

	For the Three Months Ended
	September 24, 2017	September 25, 2016
Polyester	$8,913	$8,450
Nylon	3,314	3,137
International	10,998	12,270
All Other	67	(310)
Segment gross profit	23,292	23,547
Selling, general and administrative expenses	12,863	11,410
Benefit for bad debts	(59)	(367)
Other operating expense (income), net	315	(70)
Operating income	10,173	12,574
Interest income	(81)	(146)
Interest expense	1,185	692
Equity in earnings of unconsolidated affiliates	(3,087)	(840)
Income before income taxes	$12,156	$12,868

The reconciliations of segment total assets to consolidated total assets are as follows:

	September 24, 2017	June 25, 2017
Polyester	$266,795	$270,819
Nylon	59,875	57,789
International	91,267	80,824
Segment total assets	417,937	409,432
Other current assets	32,503	27,375
Other PP&E	15,067	14,904
Other non-current assets	170	279
Investments in unconsolidated affiliates	115,427	119,513
Total assets	$581,104	$571,503

20.  Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Three Months Ended
	September 24, 2017	September 25, 2016
Interest, net of capitalized interest of $41 and $223, respectively	$1,048	$641
Income taxes, net of refunds	2,450	2,909

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions.

Non-Cash Investing and Financing Activities

As of September 24, 2017 and June 25, 2017, $2,928 and $3,234, respectively, were included in accounts payable for unpaid capital expenditures. As of September 25, 2016 and June 26, 2016, $4,841 and $4,197, respectively, were included in accounts payable for unpaid capital expenditures.

During the three months ended September 25, 2016, UNIFI recorded $2,835 to construction in progress and long-term debt, in connection with a historical construction financing arrangement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended September 24, 2017, while a reference to the “prior period” refers to the three-month period ended September 25, 2016.  Such references may be accompanied by certain phrases for added clarity.

Our discussions in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in the 2017 Form 10-K.  These discussions focus on our results during, or as of, the three months ended September 24, 2017 and September 25, 2016, and, to the extent applicable, any material changes from the information discussed in the 2017 Form 10-K or other important intervening developments or information.  These discussions should be read in conjunction with the 2017 Form 10-K for more detailed and background information.

All dollar and other currency amounts and share amounts, except per share amounts, are presented in thousands (000s), except as otherwise noted.

Overview and Significant General Matters

UNIFI remains focused on delivering PVA products and solutions to customers and brand partners throughout the world, leveraging an enhanced supply chain that delivers a diverse range of synthetic and recycled fibers and polymers. This strategic and synergistic focus includes a number of supporting pillars, such as growing commercial expansion; expanding the existing portfolio of technologies and capabilities; engaging in strategic partnerships; and investing in UNIFI’s people and teams. UNIFI remains committed to these strategic initiatives, which it believes will increase profitability and generate improved cash flows from operations.

UNIFI has three reportable segments for its operations – the Polyester Segment, the Nylon Segment and the International Segment – as well as certain ancillary operations, which comprise an All Other category. The ancillary operations classified within All Other are insignificant for all periods presented; therefore, UNIFI’s discussion and analysis of those activities is generally limited to their impact on consolidated results, where appropriate.

Significant highlights for the current period include the following items, each of which is outlined in more detail below:

•	Net sales increased $4,273, or 2.7%, to $164,242, compared to $159,969 for the prior period, and increased $3,552, or 2.2%, when excluding the impact of foreign currency translation;
•	Gross margin was 14.2% for the current period, compared to 14.7% for the prior period;
•	Operating income was $10,173 for the current period, compared to $12,574 for the prior period;
•	Diluted EPS was $0.48 for the current period, compared to $0.51 for the prior period; and
•	Revenues from PVA products grew 5.5% compared to the prior period, and represented more than 40% of consolidated net sales.

Key Performance Indicators and Non-GAAP Financial Measures

UNIFI continuously reviews performance indicators to measure its success.  These performance indicators form the basis of management’s discussion and analysis included below:

•	sales volume and revenue for UNIFI and for each reportable segment;
•	gross profit and gross margin for UNIFI and for each reportable segment;
•	net income and diluted EPS;
•	Segment Profit (Loss), which represents segment gross profit (loss) plus segment depreciation expense;
•	unit conversion margin, which represents unit net sales price less unit raw material costs, for UNIFI and for each reportable segment;
•	working capital, which represents current assets less current liabilities;
•

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which represents Net income attributable to Unifi, Inc. before net interest expense, income tax expense and depreciation and amortization expense;

•

Adjusted EBITDA, which represents EBITDA adjusted to exclude equity in earnings of PAL and, from time to time, certain other adjustments necessary to understand and compare the underlying results of UNIFI;

•

Adjusted Net Income, which excludes certain amounts which management believes do not reflect the ongoing operations and performance of UNIFI. Adjusted Net Income represents Net income attributable to Unifi, Inc. calculated under GAAP, adjusted to exclude the approximate after-tax impact of certain income or expense items (as well as specific impacts to the provision for income taxes) necessary to understand and compare the underlying results of UNIFI;

•	Adjusted EPS, which represents Adjusted Net Income divided by UNIFI’s diluted weighted average common shares outstanding; and
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

Non-GAAP Reconciliations

EBITDA and Adjusted EBITDA

The reconciliations of the amounts reported under GAAP for Net income attributable to Unifi, Inc. to EBITDA and Adjusted EBITDA are as follows.

	For the Three Months Ended
	September 24, 2017	September 25, 2016
Net income attributable to Unifi, Inc.	$8,960	$9,403
Interest expense, net	1,104	530
Provision for income taxes	3,196	3,726
Depreciation and amortization expense	5,417	4,566
EBITDA	18,677	18,225

Equity in earnings of PAL	(2,854)	(314)
EBITDA excluding PAL	15,823	17,911

Other adjustments (1)	—	—
Adjusted EBITDA	$15,823	$17,911

(1) For the current period and the prior period, no other adjustments were necessary to reconcile Net income attributable to Unifi, Inc. to Adjusted EBITDA.

Amounts presented in the reconciliations above may not be consistent with amounts included in the accompanying condensed consolidated financial statements. Any such inconsistencies are insignificant and are integral to the reconciliations.

Adjusted Net Income and Adjusted EPS

For the current period and the prior period, there were no adjustments necessary to reconcile Net income attributable to Unifi, Inc. to Adjusted Net Income or Adjusted EPS.  However, such adjustments may be presented in future periods when applicable.

Working Capital and Adjusted Working Capital

See the discussion under the heading “Working Capital” within “Liquidity and Capital Resources” below.

Results of Operations

Three Months Ended September 24, 2017 Compared to Three Months Ended September 25, 2016

Consolidated Overview

The components of Net income attributable to Unifi, Inc., each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts are as follows:

	For the Three Months Ended
	September 24, 2017		September 25, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$164,242	100.0	$159,969	100.0	2.7
Cost of sales	140,950	85.8	136,422	85.3	3.3
Gross profit	23,292	14.2	23,547	14.7	(1.1)
Selling, general and administrative expenses	12,863	7.8	11,410	7.1	12.7
Benefit for bad debts	(59)	—	(367)	(0.2)	(83.9)
Other operating expense (income), net	315	0.2	(70)	—	(550.0)
Operating income	10,173	6.2	12,574	7.8	(19.1)
Interest expense, net	1,104	0.7	546	0.3	102.2
Equity in earnings of unconsolidated affiliates	(3,087)	(1.9)	(840)	(0.5)	267.5
Income before income taxes	12,156	7.4	12,868	8.0	(5.5)
Provision for income taxes	3,196	1.9	3,726	2.3	(14.2)
Net income including non-controlling interest	8,960	5.5	9,142	5.7	(2.0)
Less: net loss attributable to non-controlling interest	—	—	(261)	(0.2)	(100.0)
Net income attributable to Unifi, Inc.	$8,960	5.5	$9,403	5.9	(4.7)

Consolidated Net Sales

Consolidated net sales for the current period increased by $4,273, or 2.7%, as compared to the prior period.

Consolidated sales volumes increased 7.5%, attributable to continued growth in sales of polyester Chip and plastic bottle flake in the Polyester Segment and sales of PVA products in the International Segment. In Brazil, despite a volatile economic and political environment, we capitalized on expansion of the synthetic yarn market.  In Asia, the business has grown as brands and retail partners continue to utilize our global model, providing differentiation and innovation of our PVA products to support customers’ global supply chains. The increase in International Segment sales volumes was partially offset by softness in the retail markets covered by NAFTA and CAFTA-DR, which adversely impacted fiber sales in the Polyester and Nylon Segments. We believe the softness in the domestic retail environment continues to be a challenge for the textile supply chain.  However, our nylon business also reflects the current global trend of declines in nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices decreased 4.5%, attributable to a mix impact within the Polyester and International Segments due to a higher proportion of lower-priced polyester product sales and a lower proportion of nylon products that carry higher selling prices. The decrease in consolidated sales pricing was partially offset by increased sales of PVA products and a benefit from net favorable foreign currency translation compared to the prior period of approximately $700, primarily associated with the strengthening of the Brazilian Real.  PVA products comprised 43% of net sales for the current period, while representing 40% of net sales for fiscal 2017.

Consolidated Gross Profit

Gross profit for the current period decreased by $255, or 1.1%, as compared to the prior period. For the International Segment, the prior period gross margin rate was exceptionally strong due to favorability in both product mix and raw material costs, two factors that pressured the current period gross margin rate. For the Polyester Segment, an improvement in gross margin rate is primarily attributable to the conversion services performed for Eastman Chemical Company (“Eastman”), a revenue stream that did not exist in the prior period. Additionally, the Polyester Segment benefited from further ramp-up of our recycling operations when compared to the prior period. The Nylon Segment achieved an increase in gross margin rate due in part to cost management and a more favorable product mix. Consolidated gross profit for the current period also included approximately $200 of favorable foreign currency translation.

Further details regarding the changes in net sales and gross profit, by reportable segment, follow.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Three Months Ended
	September 24, 2017		September 25, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$87,738	100.0	$84,685	100.0	3.6
Cost of sales	78,825	89.8	76,235	90.0	3.4
Gross profit	8,913	10.2	8,450	10.0	5.5
Depreciation expense	3,867	4.4	3,108	3.7	24.4
Segment Profit	$12,780	14.6	$11,558	13.7	10.6

The change in net sales for the Polyester Segment is as follows:

Net sales for the prior period	$84,685
Increase in sales volumes	6,008
Net change in average selling price and sales mix	(2,955)
Net sales for the current period	$87,738

The increase in net sales for the Polyester Segment was primarily attributable to (i) higher sales of plastic bottle flake and recycled polyester Chip and (ii) conversion services performed for Eastman.  The unfavorable change in sales mix was due to (a) lower sales volumes of higher-priced textured, dyed and beamed yarns and (b) higher sales volumes of lower-priced plastic bottle flake, Chip and POY.

The change in Segment Profit for the Polyester Segment is as follows:

Segment Profit for the prior period	$11,558
Increase in sales volumes	819
Net improvement in underlying margins	403
Segment Profit for the current period	$12,780

The increase in Segment Profit for the Polyester Segment was primarily attributable to (i) conversion services performed for Eastman on bi-component machinery and (ii) an increase in sales of recycled polyester Chip.

Polyester Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 53.4% and 45.4%, respectively, for the current period, compared to 52.9% and 41.8%, respectively, for the prior period.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Three Months Ended
	September 24, 2017		September 25, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$26,827	100.0	$28,495	100.0	(5.9)
Cost of sales	23,513	87.6	25,358	89.0	(7.3)
Gross profit	3,314	12.4	3,137	11.0	5.6
Depreciation expense	537	2.0	510	1.8	5.3
Segment Profit	$3,851	14.4	$3,647	12.8	5.6

The change in net sales for the Nylon Segment is as follows:

Net sales for the prior period	$28,495
Decrease in sales volumes	(1,295)
Net change in average selling price and sales mix	(373)
Net sales for the current period	$26,827

The decrease in net sales for the Nylon Segment was primarily attributable to lower sales volumes as a result of soft domestic market conditions in which nylon socks, ladies’ hosiery and intimates have experienced demand declines.

The change in Segment Profit for the Nylon Segment is as follows:

Segment Profit for the prior period	$3,647
Net improvement in underlying margins	370
Decrease in sales volumes	(166)
Segment Profit for the current period	$3,851

The increase in Segment Profit for the Nylon Segment was attributable to cost improvement made against recent capacity reductions.

Nylon Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 16.3% and 13.7%, respectively, for the current period, compared to 17.8% and 13.2%, respectively, for the prior period.

International Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Three Months Ended
	September 24, 2017		September 25, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$48,659	100.0	$45,344	100.0	7.3
Cost of sales	37,661	77.4	33,074	72.9	13.9
Gross profit	10,998	22.6	12,270	27.1	(10.4)
Depreciation expense	416	0.9	246	0.5	69.1
Segment Profit	$11,414	23.5	$12,516	27.6	(8.8)

The change in net sales for the International Segment is as follows:

Net sales for the prior period	$45,344
Increase in sales volumes	4,591
Favorable foreign currency translation effects (Brazilian Real and Chinese Renminbi)	729
Net change in average selling price and sales mix	(2,005)
Net sales for the current period	$48,659

The increase in net sales for the International Segment was attributable to (i) higher sales volumes at our Brazilian subsidiary due to increased demand for synthetic yarns, including air-covered PVA products for use in applications such as stretch denim, (ii) higher sales volumes at our Chinese subsidiary, which benefited from expansion of our Chip and staple fiber portfolios, and (iii) favorable foreign currency translation due to the strengthening of the Brazilian Real (using a weighted average exchange rate of 3.16 Real/U.S. Dollar and 3.24 Real/U.S. Dollar for the current period and the prior period, respectively). These benefits were partially offset by a decrease in the average selling price in China due to a greater mix of lower-priced product sales.

The change in Segment Profit for the International Segment is as follows:

Segment Profit for the prior period	$12,516
Decrease in underlying margins	(2,578)
Increase in sales volumes	1,269
Favorable foreign currency translation effects (Brazilian Real and Chinese Renminbi)	207
Segment Profit for the current period	$11,414

The decrease in Segment Profit for the International Segment was attributable to (i) a greater mix of lower-priced product sales in Asia and (ii) raw material cost pressures. The decrease was partially offset by improved sales volumes and favorable foreign currency translation effects due to the strengthening of the Brazilian Real versus the U.S. Dollar.

International Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 29.6% and 40.5%, respectively, for the current period, compared to 28.3% and 45.2%, respectively, for the prior period.

Consolidated Selling, General and Administrative Expenses

The change in selling, general and administrative (“SG&A”) expenses is as follows:

SG&A expenses for the prior period	$11,410
Increase in compensation expenses	1,223
Increase in marketing and branding expenses	281
Other net decreases	(51)
SG&A expenses for the current period	$12,863

Total SG&A expenses were higher for the current period compared to the prior period, primarily as a result of (i) an increase in compensation expenses due to recent talent acquisition and (ii) an increase in marketing and branding expenses due to the timing and magnitude of certain outsourced projects, partially offset by other net decreases.

Consolidated Benefit for Bad Debts

The benefit in the prior period reflects a decrease in the reserve against specifically identified customer balances in the Polyester and International Segments. There is no significant activity reflected in the current period.

Consolidated Other Operating Expense (Income), Net

The change in other operating expense (income), net is primarily attributable to foreign currency transaction losses in the current period, mostly resulting from changes in the value of the Chinese Renminbi.

Consolidated Interest Expense, Net

Interest expense, net increased from the prior period, as reflected below, primarily due to a higher weighted average interest rate resulting from a recent upward trend in the London Interbank Offer Rate (“LIBOR”), along with less interest capitalized to project costs.

	For the Three Months Ended
	September 24, 2017	September 25, 2016
Interest and fees on the ABL Facility	$903	$641
Other interest	229	262
Subtotal of interest on debt obligations	1,132	903
Other components of interest expense	53	(211)
Total interest expense	1,185	692
Interest income	(81)	(146)
Interest expense, net	$1,104	$546

Consolidated Earnings from Unconsolidated Affiliates

The components of earnings from unconsolidated affiliates are as follows:

	For the Three Months Ended
	September 24, 2017	September 25, 2016
Earnings from PAL	$(2,854)	$(314)
Earnings from nylon joint ventures	(233)	(526)
Total equity in earnings of unconsolidated affiliates	$(3,087)	$(840)

As a percentage of consolidated income before income taxes	25.4%	6.5%

The Company’s 34% share of PAL’s earnings increased in the current period versus the prior period, which was primarily attributable to improved operating margins and lower depreciation expense.  The earnings from the nylon joint ventures experienced a decrease primarily due to softness in the nylon market, consistent with the results of the Nylon Segment, as well as higher raw material costs.

Consolidated Income Taxes

The change in consolidated income taxes is as follows:

	For the Three Months Ended
	September 24, 2017	September 25, 2016
Provision for income taxes	$3,196	$3,726
Effective tax rate	26.3%	29.0%

The effective tax rates for the periods presented above are lower than the U.S. statutory tax rate primarily due to foreign income being taxed at lower rates and the benefit of increased research and development credits.  These benefits were partially offset by losses in tax jurisdictions for which no tax benefit could be recognized and state and local income taxes net of federal benefits.

Consolidated Net Income Attributable to Unifi, Inc.

Net income attributable to Unifi, Inc. for the current period was $8,960, or $0.48 per diluted share, compared to $9,403, or $0.51 per diluted share, for the prior period.  The decrease was primarily attributable to the factors described in the discussions above, including (i) higher operating expenses and (ii) higher interest expense, partially offset by (a) higher earnings from PAL and (b) a lower effective tax rate.

Consolidated Adjusted EBITDA

Adjusted EBITDA for the current period was $15,823 compared to $17,911 for the prior period.  The decrease was primarily attributable to higher operating expenses, as described in the discussions above.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service and stock repurchases.  UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver.  For the current period, cash generated from operations was $15,760, and at September 24, 2017, excess availability under the ABL Revolver was $67,404.

As of September 24, 2017, all of UNIFI’s $125,483 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by such foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of tax planning and financing strategies to ensure that its worldwide cash is available in the locations where it is needed. The following table presents a summary of cash and cash equivalents, liquidity, working capital and total debt obligations as of September 24, 2017 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$17	$42,374	$42,391
Borrowings available under financing arrangements	67,404	—	67,404
Liquidity	$67,421	$42,374	$109,795

Working capital	$82,793	$98,824	$181,617
Total debt obligations	$125,483	$—	$125,483

Debt Obligations

ABL Facility

On March 26, 2015, Unifi, Inc. and its subsidiary, Unifi Manufacturing, Inc., entered into an Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”) for a $200,000 senior secured credit facility (the ABL Facility) with a syndicate of lenders.  The ABL Facility consists of a $100,000 revolving credit facility (the ABL Revolver) and a term loan that can be reset up to a maximum amount of $100,000, once per fiscal year, if certain conditions are met (the ABL Term Loan). The ABL Facility has a maturity date of March 26, 2020.

The ABL Facility is secured by a first-priority perfected security interest in substantially all owned property and assets (together with all proceeds and products) of Unifi, Inc., Unifi Manufacturing, Inc. and certain subsidiary guarantors (the “Loan Parties”). It is also secured by a first-priority security interest in all (or 65% in the case of certain first-tier controlled foreign corporations, as required by the lenders) of the stock of (or other ownership interests in) each of the Loan Parties (other than Unifi, Inc.) and certain subsidiaries of the Loan Parties, together with all proceeds and products thereof.

If excess availability under the ABL Revolver falls below the defined Trigger Level, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of September 24, 2017 was $24,063. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

ABL Facility borrowings bear interest at LIBOR plus an applicable margin of 1.50% to 2.00%, or the Base Rate (as defined below) plus an applicable margin of 0.50% to 1.00%, with interest currently being paid on a monthly basis. The applicable margin is based on (i) the excess availability under the ABL Revolver and (ii) the consolidated leverage ratio, calculated as of the end of each fiscal quarter. The Base Rate means the greater of (a) the prime lending rate as publicly announced from time to time by Wells Fargo Bank, National Association, (b) the Federal Funds Rate plus 0.5% or (c) LIBOR plus 1.0%. UNIFI’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations. There is also a monthly unused line fee under the ABL Revolver of 0.25%. As of September 24, 2017, UNIFI was in compliance with all financial covenants in the Amended Credit Agreement, and the excess availability under the ABL Revolver was $67,404.  At September 24, 2017, the fixed charge coverage ratio was 1.2 to 1.0 and UNIFI had $400 of standby letters of credit, none of which had been drawn upon.

UNIFI currently maintains interest rate swaps that fix LIBOR at approximately 1.9% on $75,000 of variable-rate debt under the ABL Facility. Such swaps are scheduled to terminate in May 2022.

Summary of Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	September 24, 2017	September 24, 2017	June 25, 2017
ABL Revolver	March 2020	3.1%	$9,600	$9,300
ABL Term Loan (1)	March 2020	3.3%	92,500	95,000
Capital lease obligations	(2)	3.8%	23,383	25,168
Total debt			125,483	129,468
Current portion of capital lease obligations			(7,065)	(7,060)
Current portion of other long-term debt			(10,000)	(10,000)
Unamortized debt issuance costs			(932)	(1,026)
Total long-term debt			$107,486	$111,382

(1)     Includes the effects of interest rate swaps.

(2)     Scheduled maturity dates for capital lease obligations range from July 2018 to November 2027.

In addition to making payments in accordance with the scheduled maturities of debt required under its existing debt obligations, UNIFI may, from time to time, elect to repay additional amounts borrowed under the ABL Facility.  Funds to make such repayments may come from the operating cash flows of the business or other sources and will depend upon UNIFI’s strategy, prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2018 and the fiscal years thereafter:

	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter
ABL Revolver	$—	$—	$9,600	$—	$—	$—
ABL Term Loan	7,500	10,000	75,000	—	—	—
Capital lease obligations	5,275	6,996	5,519	2,624	2,418	551
Total	$12,775	$16,996	$90,119	$2,624	$2,418	$551

Working Capital

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	September 24, 2017	June 25, 2017
Cash and cash equivalents	$42,391	$35,425
Receivables, net	79,924	81,121
Inventories	118,534	111,405
Other current assets	16,634	15,686
Accounts payable	(41,921)	(41,499)
Accrued expenses	(15,341)	(16,144)
Other current liabilities	(18,604)	(18,411)
Working capital	181,617	167,583

Less: Cash and cash equivalents	(42,391)	(35,425)
Less: Other current assets	(16,634)	(15,686)
Less: Other current liabilities	18,604	18,411
Adjusted Working Capital	$141,196	$134,883

Working capital increased from $167,583 as of June 25, 2017 to $181,617 as of September 24, 2017, while Adjusted Working Capital increased from $134,883 to $141,196. Working capital and Adjusted Working Capital are within our range of expectations based on the composition of the underlying business and global structure.

The increase in cash and cash equivalents reflects the strong performance of our international subsidiaries and the intent to leave cash available in foreign jurisdictions for future expansion. The decrease in receivables, net is attributable to the timing of customer payments. The increase in inventories is primarily attributable to (i) our Brazilian subsidiary as a result of (a) an increase in raw material purchases due to temporary, favorable tariffs and (b) foreign currency translation and (ii) seasonal impacts. The changes in other current assets and accounts payable are insignificant. The decrease in accrued expenses is primarily attributable to a net decrease in amounts due to employees, resulting from the timing of accrual and payment of (a) variable compensation earned in fiscal 2017 and (b) routine payrolls.  The change in other current liabilities is insignificant.

Capital Projects

During the current period, UNIFI invested approximately $5,100 in capital projects, primarily relating to normal maintenance expenditures as well as the completion and start-up of the fourth production line in the REPREVE® Recycling Center, intended to increase UNIFI’s capacity to produce recycled polyester Chip for internal consumption and external sales.

Through the remainder of fiscal 2018, UNIFI expects to invest an additional $30,000 in capital projects, which include (i) placing equipment in Asia in support of our expanding product portfolio and growth opportunities in that region, (ii) making further improvements in production capabilities and technology enhancements in the Americas and (iii) routine annual maintenance capital expenditures to allow continued production at high efficiencies.

The total amount ultimately invested in fiscal 2018 could be more or less than the anticipated amount, depending on the timing and scale of contemplated initiatives, and is expected to be funded by a combination of cash from operations and borrowings under the ABL Revolver.  UNIFI expects the recent capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

As a result of our continued focus on REPREVE® and other PVA yarns as part of our mix enrichment strategy, we may incur additional expenditures for capital projects beyond the currently estimated amount, as we pursue new, currently unanticipated opportunities in order to expand our manufacturing capabilities for these products, for other strategic growth initiatives or to further streamline our manufacturing process, in which case we may be required to increase the amount of our working capital and long-term borrowings. If our strategy is successful, we would expect higher gross profit as a result of the combination of potentially higher sales volumes and an improved mix from higher-margin products.

Stock Repurchase Program

In March 2014, UNIFI completed its repurchase of shares under its initial $50,000 stock repurchase program that had been announced by UNIFI on January 22, 2013 (the “2013 SRP”). On April 23, 2014, UNIFI announced a second stock repurchase program (the “2014 SRP”) to authorize UNIFI to acquire up to an additional $50,000 of its common stock. Under the 2014 SRP (as was the case under the 2013 SRP), UNIFI is authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times and prices and in such manner as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases, if any, are expected to be financed through cash generated from operations and borrowings under the ABL Revolver, and are subject to applicable limitations and restrictions as set forth in the ABL Facility. The 2014 SRP has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases. UNIFI may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

UNIFI made no repurchases of its shares of common stock during the current period. As of September 24, 2017, UNIFI had repurchased a total of 3,147 shares, at an average price of $23.01 (for a total of $72,438, inclusive of commission costs) pursuant to the 2013 SRP and the 2014 SRP. As of September 24, 2017, $27,603 remained available for share repurchases under the 2014 SRP.

Liquidity Summary

UNIFI has met its historical liquidity requirements for working capital, capital expenditures, debt service requirements and other operating needs from its cash flows from operations and available borrowings.  UNIFI believes that its existing cash balances, cash provided by operating activities and borrowings available under the ABL Revolver will enable UNIFI to comply with the terms of its indebtedness and meet its foreseeable liquidity requirements.  Domestically, UNIFI’s cash balances, cash provided by operating activities and borrowings available under the ABL Revolver continue to be sufficient to fund UNIFI’s domestic operating activities as well as cash commitments for its investing and financing activities.  For its existing foreign operations, UNIFI expects its existing cash balances and cash provided by operating activities will provide the needed liquidity to fund its foreign operating activities and any foreign investing activities, such as future capital expenditures. However, expansion of our foreign operations may require cash sourced from our domestic subsidiaries.

Cash Provided by Operating Activities

The significant components of net cash provided by operating activities are summarized below. UNIFI analyzes net cash provided by operating activities utilizing the major components of the statements of cash flows prepared under the indirect method.

	For the Three Months Ended
	September 24, 2017	September 25, 2016
Net income including non-controlling interest	$8,960	$9,142
Equity in earnings of unconsolidated affiliates	(3,087)	(840)
Depreciation and amortization expense	5,510	4,737
Stock-based compensation expense	965	68
Subtotal	12,348	13,107

Distributions received from unconsolidated affiliates	7,178	750
Other changes	(3,766)	(5,708)
Net cash provided by operating activities	$15,760	$8,149

The increase in net cash provided by operating activities from the prior period to the current period was primarily due to distributions received from PAL of $7,178 and a comparably lower build of working capital. The increase was partially offset by lower consolidated earnings, consistent with the comparable decrease in Adjusted EBITDA.

Cash Used in Investing Activities and Cash Used in Financing Activities

UNIFI utilized $5,091 (net) for investing activities and $4,029 (net) for financing activities during the current period.

Significant investing activities include $5,148 for capital expenditures, primarily relating to ongoing maintenance capital expenditures and the completion and start-up of the fourth production line in the REPREVE® Recycling Center, intended to increase UNIFI’s capacity to produce recycled polyester Chip for internal consumption and external sales.

Significant financing activities include $3,985 for net payments against long-term debt. The ability to reduce long-term debt was primarily attributable to the distributions received from PAL and a comparably lower level of capital expenditures during the current period.

Contractual Obligations

UNIFI has incurred various financial obligations and commitments in its normal course of business.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements.

There have been no material changes in the scheduled maturities of UNIFI’s contractual obligations as disclosed in the table under the heading “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2017 Form 10-K.

Off-Balance Sheet Arrangements

UNIFI is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on UNIFI’s financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The SEC has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimates from quarter to quarter could materially impact the presentation of the financial statements.  The Company’s critical accounting policies are discussed in the 2017 Form 10-K.  There were no material changes to these policies during the current period.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities.  As of September 24, 2017, UNIFI had borrowings under its ABL Revolver and ABL Term Loan that totaled $102,100 and contain variable rates of interest; however, UNIFI hedges a significant portion of such interest rate variability using interest rate swaps.  As of September 24, 2017, after considering the variable rate debt obligations that have been hedged and UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis shows that a 50-basis point increase in LIBOR as of September 24, 2017 would result in an increase in annual interest expense of less than $200.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies.  Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange risk.  UNIFI may enter into foreign currency forward contracts to hedge this exposure.  UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of September 24, 2017, UNIFI had no outstanding foreign forward currency contracts.

A significant portion of raw materials purchased by UNIFI’s Brazilian subsidiary are denominated in U.S. Dollars, requiring UNIFI to regularly exchange Brazilian Real. During recent fiscal years, UNIFI was negatively impacted by a devaluation of the Brazilian Real.  Predicting fluctuations in the Brazilian Real is impracticable. Discussion and analysis surrounding the impact of fluctuations of the Brazilian Real on UNIFI’s results of operations is included above in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of September 24, 2017, UNIFI’s subsidiaries outside the United States, whose functional currency is other than the U.S. Dollar, held approximately 16.2% of UNIFI’s consolidated total assets. UNIFI does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of September 24, 2017, $39,987, or 94.3%, of UNIFI’s cash and cash equivalents was held outside the United States, of which $30,337 was held in U.S. Dollar equivalents.

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

As of September 24, 2017, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended September 24, 2017 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

There have been no material changes in UNIFI’s risk factors from those disclosed in “Item 1A. Risk Factors” in the 2017 Form 10-K.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

3.2	Amended and Restated By-laws of Unifi, Inc., as of October 26, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

10.1

Employment Agreement by and between Unifi, Inc. and Jeffrey C. Ackerman, effective as of September 2, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 5, 2017 (File No. 001-10542)).*

10.2

Employment Agreement by and between Unifi, Inc. and John D. Vegas, effective as of July 17, 2017 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K dated September 1, 2017 (File No. 001-10542)).*

10.3

Employment Agreement by and between Unifi, Inc. and Richard Gerstein, effective as of July 28, 2017 (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K dated September 1, 2017 (File No. 001-10542)).*

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

101+

The following financial information (unaudited) from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2017, filed November 1, 2017, formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: November 1, 2017	By:	/s/ JEFFREY C. ACKERMAN
Jeffrey C. Ackerman
Executive Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)