Form 10-Q
period 2017-12-24
UNIFI INC
filed 2018-01-31
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2017

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

As of January 25, 2018, there were 18,297,602 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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

UNIFI, INC.

FORM 10-Q

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 24, 2017

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	December 24, 2017	June 25, 2017
ASSETS
Cash and cash equivalents	$48,615	$35,425
Receivables, net	80,847	81,121
Inventories	116,239	111,405
Income taxes receivable	10,612	9,218
Other current assets	6,854	6,468
Total current assets	263,167	243,637
Property, plant and equipment, net	203,699	203,388
Deferred income taxes	4,161	2,194
Investments in unconsolidated affiliates	113,623	119,513
Other non-current assets	2,815	2,771
Total assets	$587,465	$571,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$35,420	$41,499
Accrued expenses	12,990	16,144
Income taxes payable	1,833	1,351
Current portion of long-term debt	17,112	17,060
Total current liabilities	67,355	76,054
Long-term debt	115,588	111,382
Other long-term liabilities	11,093	11,804
Deferred income taxes	7,140	11,457
Total liabilities	201,176	210,697

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,290,935 and 18,229,777 shares issued and outstanding as of December 24, 2017 and June 25, 2017, respectively)	1,829	1,823
Capital in excess of par value	55,215	51,923
Retained earnings	360,702	339,940
Accumulated other comprehensive loss	(31,457)	(32,880)
Total Unifi, Inc. shareholders’ equity	386,289	360,806
Non-controlling interest	—	—
Total shareholders’ equity	386,289	360,806
Total liabilities and shareholders’ equity	$587,465	$571,503

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
Net sales	$167,478	$155,155	$331,720	$315,124
Cost of sales	144,802	133,025	285,752	269,447
Gross profit	22,676	22,130	45,968	45,677
Selling, general and administrative expenses	14,626	12,868	27,489	24,278
Benefit for bad debts	(72)	(95)	(131)	(462)
Other operating expense, net	348	319	663	249
Operating income	7,774	9,038	17,947	21,612
Interest income	(181)	(183)	(262)	(329)
Interest expense	1,190	914	2,375	1,606
Loss on sale of business	—	1,662	—	1,662
Equity in (earnings) loss of unconsolidated affiliates	(211)	367	(3,298)	(473)
Income before income taxes	6,976	6,278	19,132	19,146
(Benefit) provision for income taxes	(4,826)	1,924	(1,630)	5,650
Net income including non-controlling interest	11,802	4,354	20,762	13,496
Less: net loss attributable to non-controlling interest	—	(237)	—	(498)
Net income attributable to Unifi, Inc.	$11,802	$4,591	$20,762	$13,994

Net income attributable to Unifi, Inc. per common share:
Basic	$0.65	$0.25	$1.14	$0.78
Diluted	$0.63	$0.25	$1.12	$0.76

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
Net income including non-controlling interest	$11,802	$4,354	$20,762	$13,496
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,341)	(780)	524	(1,359)
Foreign currency translation adjustments for an unconsolidated affiliate	(487)	(280)	(593)	(523)
Changes in interest rate swaps	1,077	19	1,492	38
Other comprehensive (loss) income, net	(1,751)	(1,041)	1,423	(1,844)
Comprehensive income including non-controlling interest	10,051	3,313	22,185	11,652
Less: comprehensive loss attributable to non-controlling interest	—	(237)	—	(498)
Comprehensive income attributable to Unifi, Inc.	$10,051	$3,550	$22,185	$12,150

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	December 24, 2017	December 25, 2016
Cash and cash equivalents at beginning of year	$35,425	$16,646
Operating activities:
Net income including non-controlling interest	20,762	13,496
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(3,298)	(473)
Distributions received from unconsolidated affiliates	8,678	1,500
Depreciation and amortization expense	11,135	9,731
Non-cash compensation expense	3,569	1,862
Loss on sale of business	—	1,662
Excess tax benefit on stock-based compensation plans	—	(1,111)
Deferred income taxes	(6,282)	5,335
Other, net	(206)	34
Changes in assets and liabilities:
Receivables, net	267	6,043
Inventories	(4,556)	(6,751)
Other current assets	(210)	837
Income taxes	(945)	(6,841)
Accounts payable and accrued expenses	(8,796)	(8,160)
Other, net	271	132
Net cash provided by operating activities	20,389	17,296

Investing activities:
Capital expenditures	(11,360)	(19,343)
Other, net	15	(180)
Net cash used in investing activities	(11,345)	(19,523)

Financing activities:
Proceeds from ABL Revolver	59,200	65,200
Payments on ABL Revolver	(46,600)	(61,600)
Proceeds from ABL Term Loan	—	14,500
Payments on ABL Term Loan	(5,000)	(4,750)
Payments on capital lease obligations	(3,528)	(2,154)
Proceeds from stock option exercises	219	2,481
Excess tax benefit on stock-based compensation plans	—	1,111
Other	(328)	(368)
Net cash provided by financing activities	3,963	14,420

Effect of exchange rate changes on cash and cash equivalents	183	(349)
Net increase in cash and cash equivalents	13,190	11,844
Cash and cash equivalents at end of period	$48,615	$28,490

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

All currency and share amounts, except per share amounts, are presented in thousands (000s), except as otherwise noted.

The fiscal quarter for Unifi, Inc. and its subsidiary in El Salvador ended on December 24, 2017, the second to last Sunday in December. The fiscal quarter for Unifi, Inc.’s Brazilian, Chinese, Colombian and Sri Lankan subsidiaries ended on December 31, 2017.  There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ subsequent fiscal quarter end.  The three-month and six-month periods ended December 24, 2017 and December 25, 2016 each consisted of 13 and 26 fiscal weeks, respectively.

Reclassifications

Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

3.  Recent Accounting Pronouncements

Issued and Pending Adoption

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Subsequent ASUs have been issued to provide clarity and defer the effective date of the new guidance. The new revenue recognition standard eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach. While UNIFI has not yet determined the effect of the new guidance on its ongoing financial reporting, UNIFI notes the following considerations: (i) UNIFI is primarily engaged in the business of manufacturing and delivering tangible products utilizing relatively straightforward contract terms without multiple performance obligations and (ii) transaction prices for UNIFI’s primary and material revenue activities are determinable and lack significant timing considerations. UNIFI is currently performing the following activities regarding implementation of the new guidance: (a) reviewing material contracts and (b) assessing accounting policy elections and disclosures under the new guidance. In

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

addition, implementation matters remaining include (x) evaluating the systems and processes to support revenue recognition and (y) selecting the method of adoption. The new revenue recognition guidance is effective for UNIFI’s fiscal 2019.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. While UNIFI has not yet determined the full effect of the new guidance on its ongoing financial reporting, as of June 25, 2017, UNIFI had approximately $6,400 of future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and did not enter into any new material operating lease agreements during the six months ended December 24, 2017. The new lease guidance is effective for UNIFI’s fiscal 2020, and early adoption is permitted.

In connection with the SEC Staff Announcement on July 20, 2017 relating to the transition to ASU No. 2014-09 and ASU No. 2016-02, due to its status as a significant subsidiary of Unifi, Inc., PAL expects to adopt (i) the new revenue recognition guidance in its fiscal 2019 and (ii) the new lease guidance in its fiscal 2020.

Recently Adopted

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU is intended to improve and simplify the rules around hedge accounting, reduce complexity for certain hedging concepts and better align financial reporting with an entity’s risk management activities. UNIFI early adopted ASU No. 2017-12 in the three months ended December 24, 2017. Early adoption will allow UNIFI to (i) eliminate consideration for hedge ineffectiveness, (ii) utilize a qualitative effectiveness assessment prospectively and (iii) contemplate hedge accounting for additional risk management activities allowed by the simplified guidance. Due to a lack of complexity in UNIFI’s recent risk management activities, there are no applicable cumulative adjustments to UNIFI’s financial statements in connection with adoption of the ASU.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including the accounting and classification of the respective income tax impacts, forfeitures and statutory withholding requirements. UNIFI adopted the ASU in the three months ended September 24, 2017, on a prospective basis. The adoption resulted in a $148 decrease to the provision for income taxes for excess tax benefits and an immaterial increase in potential dilutive weighted average shares for the six months ended December 24, 2017. In connection with the adoption of the ASU, UNIFI has elected to recognize forfeitures as they occur, and there is no corresponding retrospective adjustment to retained earnings. Additionally, UNIFI is presenting the change in classification of excess tax benefits in the condensed consolidated statements of cash flows on a prospective basis.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which modifies the subsequent measurement of inventories recorded under a first-in, first-out or average cost method. Under the new standard, such inventories are required to be measured at the lower of cost and net realizable value. UNIFI adopted the ASU in the three months ended September 24, 2017, with prospective application. UNIFI’s historical principles for inventory measurement had utilized net realizable value, and, therefore, adoption of the ASU had no material impact on UNIFI’s consolidated financial statements.

Based on UNIFI’s review of ASUs issued since the filing of the 2017 Form 10-K, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a significant impact on UNIFI’s consolidated financial statements.

4.  Receivables, Net

Receivables, net consists of the following:

	December 24, 2017	June 25, 2017
Customer receivables	$82,637	$83,291
Allowance for uncollectible accounts	(2,089)	(2,222)
Reserves for yarn quality claims	(731)	(1,278)
Net customer receivables	79,817	79,791
Other receivables	1,030	1,330
Total receivables, net	$80,847	$81,121

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

There have been no material changes in UNIFI’s allowance for uncollectible accounts since June 25, 2017.

The changes in UNIFI’s reserves for yarn quality claims were as follows:

Reserves for Yarn Quality Claims
Balance at June 25, 2017	$(1,278)
Charged to costs and expenses	(616)
Translation activity	(12)
Deductions	1,175
Balance at December 24, 2017	$(731)

5.  Inventories

Inventories consists of the following:

	December 24, 2017	June 25, 2017
Raw materials	$38,342	$36,748
Supplies	6,537	6,104
Work in process	6,819	7,399
Finished goods	66,872	63,121
Gross inventories	118,570	113,372
Inventory reserves	(2,331)	(1,967)
Total inventories	$116,239	$111,405

6.  Property, Plant and Equipment, Net

Property, plant and equipment, net (“PP&E”) consists of the following:

	December 24, 2017	June 25, 2017
Land	$2,931	$2,931
Land improvements	15,099	15,066
Buildings and improvements	157,984	157,115
Assets under capital leases	34,568	34,568
Machinery and equipment	586,798	579,211
Computers, software and office equipment	19,850	19,360
Transportation equipment	4,780	4,798
Construction in progress	8,820	7,371
Gross property, plant and equipment	830,830	820,420
Less: accumulated depreciation	(621,107)	(612,355)
Less: accumulated amortization – capital leases	(6,024)	(4,677)
Total PP&E	$203,699	$203,388

Depreciation expense and repair and maintenance expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
Depreciation expense	$5,237	$4,486	$10,360	$8,700
Repair and maintenance expenses	4,779	4,514	9,504	8,754

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

7.  Accrued Expenses

Accrued expenses consists of the following:

	December 24, 2017	June 25, 2017
Payroll and fringe benefits	$7,277	$10,469
Other	5,713	5,675
Total accrued expenses	$12,990	$16,144

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

8.  Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	December 24, 2017	December 24, 2017	June 25, 2017
ABL Revolver	March 2020	3.3%	$21,900	$9,300
ABL Term Loan (1)	March 2020	3.3%	90,000	95,000
Capital lease obligations	(2)	3.7%	21,640	25,168
Total debt			133,540	129,468
Current portion of capital lease obligations			(7,112)	(7,060)
Current portion of other long-term debt			(10,000)	(10,000)
Unamortized debt issuance costs			(840)	(1,026)
Total long-term debt			$115,588	$111,382

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for capital lease obligations range from July 2018 to November 2027.

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2018 and the fiscal years thereafter:

	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter
ABL Revolver	$—	$—	$21,900	$—	$—	$—
ABL Term Loan	5,000	10,000	75,000	—	—	—
Capital lease obligations	3,533	6,996	5,519	2,624	2,417	551
Total	$8,533	$16,996	$102,419	$2,624	$2,417	$551

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

9.  Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	December 24, 2017	June 25, 2017
Uncertain tax positions	$5,293	$5,077
Other	5,800	6,727
Total other long-term liabilities	$11,093	$11,804

Other primarily includes UNIFI’s unfunded supplemental post-employment plan, certain retiree and post-employment medical and disability liabilities, deferred revenue and deferred energy incentive credits.

10.  Income Taxes

The provision for income taxes was as follows:

	For the Three Months Ended		For the Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
(Benefit) provision for income taxes	$(4,826)	$1,924	$(1,630)	$5,650
Effective tax rate	(69.2)%	30.6%	(8.5)%	29.5%

H.R. 1, formerly known as the Tax Cuts and Jobs Act, was enacted on December 22, 2017.  H.R. 1 includes significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time mandatory deemed repatriation of foreign earning and profits (the “toll charge”), deductions, credits and business-related exclusions.

The permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% was effective January 1, 2018. When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment. As a result of H.R. 1, UNIFI has calculated a U.S. federal corporate income tax rate of 28.25% for its fiscal 2018 tax year.

The effective tax rates for the periods presented above are lower than the U.S. statutory tax rate primarily due to the one-time tax benefit resulting from the revaluation of UNIFI’s domestic deferred tax balances for the lower U.S. statutory tax rate, the release of a valuation allowance on certain historical net operating losses (“NOLs”) and foreign income being taxed at lower rates. These benefits were partially offset by a provisional amount for the toll charge, net of foreign tax credits, and losses in tax jurisdictions for which no tax benefit can currently be recognized.

UNIFI revalued its measurable deferred tax balances based upon the new tax rate at which the temporary differences and carryforwards are expected to reverse. UNIFI recorded a tax benefit of approximately $4,500 as a result of the net change in deferred tax balances. UNIFI determined that the impact of the U.S. federal corporate income tax rate change on the U.S. deferred tax assets and liabilities is provisional because the number cannot be calculated until the underlying timing differences are known rather than estimated.

Specific to the toll charge, UNIFI has recorded a $1,700 provisional charge, net of foreign tax credits, based on the following estimates: (i) earnings and profits of foreign jurisdictions that will not be complete until the end of fiscal 2018, (ii) the aggregate cash position at June 24, 2018 and (iii) finalization of taxes paid in foreign jurisdictions.  Additionally, the estimates have been made based on UNIFI’s interpretation of H.R. 1.  The U.S. Treasury has indicated in Notice 2018-07 that it expects to issue further guidance to clarify certain technical aspects of H.R. 1, which could impact UNIFI’s computations and provisional amounts recorded.

Within the calculation of the annual effective tax rate, UNIFI has used assumptions and estimates that may change as a result of future guidance, interpretation, and rulemaking from the Internal Revenue Service, the SEC, the FASB and/or various other taxing authorities. For example, UNIFI anticipates that state taxing authorities will continue to determine and announce their conformity to H.R. 1 which could have an impact on UNIFI’s annual effective tax rate.

UNIFI continues to review the anticipated impacts of the global intangible low-taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”), which are not effective until fiscal 2019. UNIFI has not recorded any impact associated with either GILTI or BEAT.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

UNIFI has recorded all known and estimable impacts of H.R. 1 that are effective for fiscal 2018. Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.

UNIFI regularly assesses the outcomes of both completed and ongoing examinations to ensure that UNIFI’s provision for income taxes is sufficient. Certain returns that remain open to examination have utilized carryforward tax attributes generated in prior tax years, including NOLs, which could potentially be revised upon examination.

UNIFI also regularly assesses whether it is more-likely-than-not that some portion or all of its deferred tax assets will not be realized.  UNIFI considers the scheduled reversal of taxable temporary differences, taxable income in carryback years, projected future taxable income and tax planning strategies in making this assessment.  Since UNIFI operates in multiple jurisdictions, the assessment is made on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law.  Due to new facts and circumstances in the second quarter of fiscal 2018, UNIFI has determined it can utilize certain NOLs to offset future taxable income and has reduced the corresponding valuation allowance by $3,807.  There was also a reduction to valuation allowances on U.S. deferred tax assets in the current period as a result of the lower U.S. statutory tax rate under H.R. 1.

The components of UNIFI’s deferred tax valuation allowance are as follows:

	December 24, 2017	June 25, 2017
Investment in a former domestic unconsolidated affiliate	$(3,958)	$(6,269)
Equity-method investment in PAL	(1,217)	(1,520)
Certain losses carried forward (1)	(1,548)	(5,924)
State NOLs	(108)	(108)
Other foreign NOLs (2)	(2,963)	(3,347)
Foreign tax credits	(1,167)	(789)
Total deferred tax valuation allowance	$(10,961)	$(17,957)

(1)	Certain U.S. NOLs and capital losses outside the U.S. consolidated tax filing group.
(2)	Presented net of certain NOL carryforward deferred tax assets.

11.  Shareholders’ Equity

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 25, 2017	18,230	$1,823	$51,923	$339,940	$(32,880)	$360,806
Options exercised	54	6	213	—	—	219
Conversion of restricted stock units	3	—	—	—	—	—
Stock-based compensation	4	—	3,079	—	—	3,079
Other comprehensive income, net of tax	—	—	—	—	1,423	1,423
Net income	—	—	—	20,762	—	20,762
Balance at December 24, 2017	18,291	$1,829	$55,215	$360,702	$(31,457)	$386,289

No dividends were paid during the six months ended December 24, 2017 or in the two most recently completed fiscal years.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

12.  Stock-Based Compensation

The following table provides information as of December 24, 2017 with respect to the number of securities remaining available for future issuance under the Unifi, Inc. 2013 Incentive Compensation Plan (the “2013 Plan”):

Authorized under the 2013 Plan	1,000
Plus: Certain awards expired, forfeited or otherwise terminated unexercised	343
Less: Awards granted to employees	(678)
Less: Awards granted to non-employee directors	(133)
Available for issuance under the 2013 Plan	532

During the six months ended December 24, 2017 and December 25, 2016, UNIFI granted stock options to purchase 54 and 128 shares of common stock, respectively.

During the six months ended December 24, 2017 and December 25, 2016, UNIFI granted 90 and 31 restricted stock units (“RSUs”), respectively.

13.  Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

UNIFI may use derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates.  UNIFI does not enter into derivative contracts for speculative purposes. The following table presents details regarding UNIFI’s hedging activities:

	For the Three Months Ended		For the Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
Interest expense	$1,190	$914	$2,375	$1,606
Increase in fair value of interest rate swaps	(1,077)	(89)	(1,492)	(188)
Impact of interest rate swaps on interest expense	123	65	254	137

For the six months ended December 24, 2017 and December 25, 2016, there were no significant changes to UNIFI’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

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

14.  Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 25, 2017	$(32,372)	$(508)	$(32,880)
Other comprehensive (loss) income, net of tax	(69)	1,492	1,423
Balance at December 24, 2017	$(32,441)	$984	$(31,457)

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

A summary of the after-tax effects of the components of other comprehensive (loss) income, net for the three-month and six-month periods ended December 24, 2017 and December 25, 2016 is included in the accompanying condensed consolidated statements of comprehensive income.

15.  Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
Net income attributable to Unifi, Inc.	$11,802	$4,591	$20,762	$13,994
Basic weighted average shares	18,273	18,128	18,260	18,045
Net potential common share equivalents – stock options and RSUs	378	314	338	346
Diluted weighted average shares	18,651	18,442	18,598	18,391
Excluded from diluted weighted average shares:
Anti-dilutive common share equivalents	60	185	290	271

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

16.  Investments in Unconsolidated Affiliates and Variable Interest Entities

UNIFI currently maintains investments in three entities classified as unconsolidated affiliates: PAL; U.N.F. Industries, Ltd. (“UNF”); and UNF America LLC (“UNFA”). As of December 24, 2017, UNIFI’s investment in PAL was $110,321 and UNIFI’s combined investments in UNF and UNFA were $3,302, each of which is reflected within investments in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.

Parkdale America, LLC

PAL is a limited liability company treated as a partnership for income tax reporting purposes.  UNIFI accounts for its investment in PAL using the equity method of accounting.  PAL is subject to price risk related to anticipated fixed-price yarn sales.  To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices.  The derivative instruments used are listed and traded on an exchange and are valued using quoted prices classified within Level 1 of the fair value hierarchy.  As of December 2017, PAL had no futures contracts designated as cash flow hedges.

The reconciliation between UNIFI’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of December 24, 2017	$128,412
Initial excess capital contributions	53,363
Impairment charge recorded by UNIFI in fiscal 2007	(74,106)
Anti-trust lawsuit against PAL in which UNIFI did not participate	2,652
Investment as of December 24, 2017	$110,321

U.N.F. Industries, Ltd.

Raw material and production services for UNF are provided by Nilit Ltd. under separate supply and services agreements.  UNF’s fiscal year end is December 31, and it is a registered Israeli private company located in Migdal Ha-Emek, Israel.

UNF America LLC

Raw material and production services for UNFA are provided by Nilit America Inc. under separate supply and services agreements.  UNFA’s fiscal year end is December 31, and it is a limited liability company treated as a partnership for income tax reporting purposes located in Ridgeway, Virginia.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates.  As of December 24, 2017, UNIFI’s open purchase orders related to this agreement were $3,158.

UNIFI’s raw material purchases under this supply agreement consist of the following:

	For the Six Months Ended
	December 24, 2017	December 25, 2016
UNF	$1,141	$1,250
UNFA	10,406	9,579
Total	$11,547	$10,829

As of December 24, 2017 and June 25, 2017, UNIFI had combined accounts payable due to UNF and UNFA of $1,483 and $2,301, respectively.

UNIFI has determined that UNF and UNFA are variable interest entities (“VIEs”) and UNIFI is the primary beneficiary of these entities, based on the terms of the supply agreement discussed above.  As a result, these entities should be consolidated with UNIFI’s financial results.  As UNIFI purchases substantially all of the output from the two entities, the two entities’ balance sheets constitute 3% or less of UNIFI’s current assets, total assets and total liabilities and because such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements.  The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy.  Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to either UNF or UNFA.

Condensed balance sheet and income statement information for UNIFI’s unconsolidated affiliates (including reciprocal balances) is presented in the tables below.  PAL is defined as significant and its information is separately disclosed. PAL does not meet the criteria for segment reporting.

	As of December 24, 2017
	PAL	Other	Total
Current assets	$265,491	$8,797	$274,288
Noncurrent assets	171,256	971	172,227
Current liabilities	56,134	3,262	59,396
Noncurrent liabilities	2,933	—	2,933
Shareholders’ equity and capital accounts	377,680	6,506	384,186

UNIFI’s portion of undistributed earnings	41,432	1,411	42,843

	As of June 25, 2017
	PAL	Other	Total
Current assets	$247,820	$10,340	$258,160
Noncurrent assets	183,418	1,039	184,457
Current liabilities	54,389	3,588	57,977
Noncurrent liabilities	3,263	—	3,263
Shareholders’ equity and capital accounts	373,586	7,791	381,377

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

	For the Three Months Ended December 24, 2017
	PAL	Other	Total
Net sales	$176,577	$6,756	$183,333
Gross profit	2,379	1,628	4,007
(Loss) income from operations	(1,922)	1,185	(737)
Net (loss) income	(1,398)	1,198	(200)
Depreciation and amortization	10,885	47	10,932

Cash received by PAL under cotton rebate program	4,701	—	4,701
Earnings recognized by PAL for cotton rebate program	3,191	—	3,191

Distributions received	—	1,500	1,500

	For the Three Months Ended December 25, 2016
	PAL	Other	Total
Net sales	$153,074	$5,056	$158,130
Gross profit	1,765	983	2,748
(Loss) income from operations	(2,849)	509	(2,340)
Net (loss) income	(2,238)	513	(1,725)
Depreciation and amortization	11,708	45	11,753

Cash received by PAL under cotton rebate program	3,635	—	3,635
Earnings recognized by PAL for cotton rebate program	2,907	—	2,907

Distributions received	—	750	750

	For the Six Months Ended December 24, 2017
	PAL	Other	Total
Net sales	$379,368	$12,449	$391,817
Gross profit	16,089	2,582	18,671
Income from operations	8,034	1,694	9,728
Net income	6,948	1,716	8,664
Depreciation and amortization	20,485	94	20,579

Cash received by PAL under cotton rebate program	6,942	—	6,942
Earnings recognized by PAL for cotton rebate program	6,446	—	6,446

Distributions received	7,178	1,500	8,678

	For the Six Months Ended December 25, 2016
	PAL	Other	Total
Net sales	$358,974	$11,058	$370,032
Gross profit	7,261	2,528	9,789
(Loss) income from operations	(1,988)	1,594	(394)
Net (loss) income	(1,364)	1,610	246
Depreciation and amortization	23,184	84	23,268

Cash received by PAL under cotton rebate program	7,762	—	7,762
Earnings recognized by PAL for cotton rebate program	6,796	—	6,796

Distributions received	—	1,500	1,500

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

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

Related party receivables consists of the following:

	December 24, 2017	June 25, 2017
Salem Global Logistics, Inc.	$7	$6
Total related party receivables (included within receivables, net)	$7	$6

Related party payables consists of the following:

	December 24, 2017	June 25, 2017
Salem Leasing Corporation (included within accounts payable)	$294	$298
Salem Leasing Corporation (capital lease obligation)	911	947
Total related party payables	$1,205	$1,245

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Related party transactions in excess of $120 for the current or prior two fiscal years consist of the following amounts for the periods presented:

		For the Three Months Ended
Affiliated Entity	Transaction Type	December 24, 2017	December 25, 2016
Salem Leasing Corporation	Transportation equipment costs and capital lease debt service	$969	$1,291
Salem Global Logistics, Inc.	Freight service income	50	31

		For the Six Months Ended
Affiliated Entity	Transaction Type	December 24, 2017	December 25, 2016
Salem Leasing Corporation	Transportation equipment costs and capital lease debt service	$1,950	$2,269
Salem Global Logistics, Inc.	Freight service income	92	52

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

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

Selected financial information is presented below:

	For the Three Months Ended December 24, 2017
	Polyester	Nylon	International	All Other	Total
Net sales	$90,316	$25,103	$51,046	$1,013	$167,478
Cost of sales	81,740	22,027	40,072	963	144,802
Gross profit	8,576	3,076	10,974	50	22,676
Segment depreciation expense	3,973	552	397	64	4,986
Segment Profit	$12,549	$3,628	$11,371	$114	$27,662

	For the Three Months Ended December 25, 2016
	Polyester	Nylon	International	All Other	Total
Net sales	$86,671	$28,302	$38,868	$1,314	$155,155
Cost of sales	76,200	25,679	29,419	1,727	133,025
Gross profit (loss)	10,471	2,623	9,449	(413)	22,130
Segment depreciation expense	3,384	530	228	244	4,386
Segment Profit (Loss)	$13,855	$3,153	$9,677	$(169)	$26,516

The reconciliations of segment gross profit (loss) to consolidated income before income taxes are as follows:

	For the Three Months Ended
	December 24, 2017	December 25, 2016
Polyester	$8,576	$10,471
Nylon	3,076	2,623
International	10,974	9,449
All Other	50	(413)
Segment gross profit	22,676	22,130
Selling, general and administrative expenses	14,626	12,868
Benefit for bad debts	(72)	(95)
Other operating expense, net	348	319
Operating income	7,774	9,038
Interest income	(181)	(183)
Interest expense	1,190	914
Loss on sale of business	—	1,662
Equity in (earnings) loss of unconsolidated affiliates	(211)	367
Income before income taxes	$6,976	$6,278

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Selected financial information is presented below:

	For the Six Months Ended December 24, 2017
	Polyester	Nylon	International	All Other	Total
Net sales	$178,054	$51,930	$99,705	$2,031	$331,720
Cost of sales	160,565	45,540	77,733	1,914	285,752
Gross profit	17,489	6,390	21,972	117	45,968
Segment depreciation expense	7,840	1,089	813	129	9,871
Segment Profit	$25,329	$7,479	$22,785	$246	$55,839

	For the Six Months Ended December 25, 2016
	Polyester	Nylon	International	All Other	Total
Net sales	$171,356	$56,797	$84,212	$2,759	$315,124
Cost of sales	152,435	51,037	62,493	3,482	269,447
Gross profit (loss)	18,921	5,760	21,719	(723)	45,677
Segment depreciation expense	6,492	1,040	474	496	8,502
Segment Profit (Loss)	$25,413	$6,800	$22,193	$(227)	$54,179

The reconciliations of segment gross profit (loss) to consolidated income before income taxes are as follows:

	For the Six Months Ended
	December 24, 2017	December 25, 2016
Polyester	$17,489	$18,921
Nylon	6,390	5,760
International	21,972	21,719
All Other	117	(723)
Segment gross profit	45,968	45,677
Selling, general and administrative expenses	27,489	24,278
Benefit for bad debts	(131)	(462)
Other operating expense, net	663	249
Operating income	17,947	21,612
Interest income	(262)	(329)
Interest expense	2,375	1,606
Loss on sale of business	—	1,662
Equity in earnings of unconsolidated affiliates	(3,298)	(473)
Income before income taxes	$19,132	$19,146

The reconciliations of segment total assets to consolidated total assets are as follows:

	December 24, 2017	June 25, 2017
Polyester	$266,522	$270,819
Nylon	60,210	57,789
International	95,198	80,824
Segment total assets	421,930	409,432
Other current assets	33,033	27,375
Other PP&E	15,988	14,904
Other non-current assets	2,891	279
Investments in unconsolidated affiliates	113,623	119,513
Total assets	$587,465	$571,503

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

20.  Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Six Months Ended
	December 24, 2017	December 25, 2016
Interest, net of capitalized interest of $85 and $395, respectively	$2,130	$1,527
Income taxes, net of refunds	5,340	5,695

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions.

Non-Cash Investing and Financing Activities

As of December 24, 2017 and June 25, 2017, $2,610 and $3,234, respectively, were included in accounts payable for unpaid capital expenditures. As of December 25, 2016 and June 26, 2016, $3,700 and $4,197, respectively, were included in accounts payable for unpaid capital expenditures.

During the six months ended December 25, 2016, UNIFI recorded $5,139 to construction in progress and long-term debt, in connection with a historical construction financing arrangement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended December 24, 2017, while a reference to the “prior period” refers to the three-month period ended December 25, 2016.  A reference to the “current six-month period” refers to the six-month period ended December 24, 2017, while a reference to the “prior six-month period” refers to the six-month period ended December 25, 2016.  Such references may be accompanied by certain phrases for added clarity.

Our discussions in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in the 2017 Form 10-K.  These discussions focus on our results during, or as of, the three months and six months ended December 24, 2017 and December 25, 2016, and, to the extent applicable, any material changes from the information discussed in the 2017 Form 10-K or other important intervening developments or information.  These discussions should be read in conjunction with the 2017 Form 10-K for more detailed and background information.

All currency and share amounts, except per share amounts, are presented in thousands (000s), except as otherwise noted.

Overview and Significant General Matters

UNIFI remains focused on delivering PVA products and solutions to customers and brand partners throughout the world, leveraging an enhanced supply chain that delivers a diverse range of synthetic and recycled fibers and polymers. This strategic and synergistic focus includes a number of supporting pillars, such as investing in commercial expansion; growing our existing portfolio of technologies and capabilities; engaging in strategic partnerships; and investing in UNIFI’s people and teams. UNIFI remains committed to these strategic initiatives, which it believes will increase profitability and generate improved cash flows from operations.

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

Significant highlights for the current period and the current six-month period include the following, each of which is outlined in more detail below:

•

Net sales for the current period increased $12,323, or 7.9%, to $167,478, compared to $155,155 for the prior period, and increased $11,433, or 7.4%, when excluding the impact of foreign currency translation;

•

Net sales for the current six-month period increased $16,596, or 5.3%, to $331,720, compared to $315,124 for the prior six-month period, and increased $14,985, or 4.8%, when excluding the impact of foreign currency translation;

•	Revenues from PVA products for the current period grew more than 20% compared to the prior period, and represented more than 45% of consolidated net sales;
•	Gross margin was 13.5% for the current period, compared to 14.3% for the prior period, and was 13.9% for the current six-month period, compared to 14.5% for the prior six-month period;
•	Operating income was $7,774 for the current period, compared to $9,038 for the prior period, and was $17,947 for the current six-month period, compared to $21,612 for the prior six-month period; and
•	Diluted EPS was $0.63 for the current period, compared to $0.25 for the prior period, and was $1.12 for the current six-month period, compared to $0.76 for the prior six-month period.

Key Performance Indicators and Non-GAAP Financial Measures

UNIFI continuously reviews performance indicators to measure its success.  These performance indicators form the basis of management’s discussion and analysis included below:

•	sales volume and revenue for UNIFI and for each reportable segment;
•	gross profit and gross margin for UNIFI and for each reportable segment;
•	Net income attributable to Unifi, Inc. (“Net Income”) and diluted EPS;

•	Segment Profit (Loss), which represents segment gross profit (loss) plus segment depreciation expense;
•	unit conversion margin, which represents unit net sales price less unit raw material costs, for UNIFI and for each reportable segment;
•	working capital, which represents current assets less current liabilities;
•	Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which represents Net Income before net interest expense, income tax expense and depreciation and amortization expense;
•

Adjusted EBITDA, which represents EBITDA adjusted to exclude equity in loss (earnings) of PAL, and, from time to time, certain other adjustments necessary to understand and compare the underlying results of UNIFI;

•

Adjusted Net Income, which represents Net Income calculated under GAAP, adjusted to exclude the approximate after-tax impact of certain income or expense items (as well as specific impacts to the provision for income taxes) necessary to understand and compare the underlying results of UNIFI. Adjusted Net Income excludes certain amounts which management believes do not reflect the ongoing operations and performance of UNIFI;

•	Adjusted EPS, which represents Adjusted Net Income divided by UNIFI’s diluted weighted average common shares outstanding; and
•	Adjusted Working Capital, which represents receivables plus inventory, less accounts payable and accrued expenses.

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

Management uses Adjusted EBITDA (i) as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of (a) items directly related to our asset base (primarily depreciation and amortization) and (b) items that we would not expect to occur as a part of our normal business on a regular basis; (ii) for planning purposes, including the preparation of our annual operating budget; (iii) as a valuation measure for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; and (iv) as one measure in determining the value of other acquisitions and dispositions. Adjusted EBITDA is a key performance metric utilized in the determination of variable compensation. We also believe Adjusted EBITDA is an appropriate supplemental measure of debt service capacity, because it serves as a high-level proxy for cash generated from operations and is relevant to our fixed charge coverage ratio. Equity in loss (earnings) of PAL is excluded from Adjusted EBITDA because such results do not reflect our operating performance.

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

Management uses Adjusted Working Capital as an indicator of UNIFI’s production efficiency and ability to manage inventory and receivables.

Non-GAAP Reconciliations

EBITDA and Adjusted EBITDA

The reconciliations of the amounts reported under GAAP for Net Income to EBITDA and Adjusted EBITDA are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
Net income attributable to Unifi, Inc.	$11,802	$4,591	$20,762	$13,994
Interest expense, net	1,009	716	2,113	1,246
(Benefit) provision for income taxes	(4,826)	1,924	(1,630)	5,650
Depreciation and amortization expense	5,532	4,830	10,949	9,396
EBITDA	13,517	12,061	32,194	30,286

Equity in loss (earnings) of PAL	376	745	(2,478)	431
EBITDA excluding PAL	13,893	12,806	29,716	30,717

Loss on sale of business (1)	—	1,662	—	1,662
Adjusted EBITDA	$13,893	$14,468	$29,716	$32,379
(1)	For the three and six months ended December 25, 2016, UNIFI incurred a loss on the sale of its historical investment in Renewables of $1,662.

Amounts presented in the reconciliations above may not be consistent with amounts included in the accompanying condensed consolidated financial statements. Any such inconsistencies are insignificant and are integral to the reconciliations.

Adjusted Net Income and Adjusted EPS

The tables below set forth reconciliations of (i) Income before income taxes (“Pre-tax Income”), Provision for income taxes (“Tax Impact”) and Net Income to Adjusted Net Income and (ii) Diluted EPS to Adjusted EPS:

	For the Three Months Ended December 24, 2017				For the Three Months Ended December 25, 2016
	Pre-tax Income	Tax Impact	Net Income	Diluted EPS	Pre-tax Income	Tax Impact	Net Income	Diluted EPS
GAAP results	$6,976	$4,826	$11,802	$0.63	$6,278	$(1,924)	$4,591	$0.25
Certain tax valuation allowance reversal (1)	—	(3,807)	(3,807)	(0.20)	—	—	—	—
Loss on sale of business (2)	—	—	—	—	1,662	—	1,662	0.09
Adjusted results	$6,976	$1,019	$7,995	$0.43	$7,940	$(1,924)	$6,253	$0.34

Diluted weighted average common shares outstanding				18,651				18,442

	For the Six Months Ended December 24, 2017				For the Six Months Ended December 25, 2016
	Pre-tax Income	Tax Impact	Net Income	Diluted EPS	Pre-tax Income	Tax Impact	Net Income	Diluted EPS
GAAP results	$19,132	$1,630	$20,762	$1.12	$19,146	$(5,650)	$13,994	$0.76
Certain tax valuation allowance reversal (1)	—	(3,807)	(3,807)	(0.21)	—	—	—	—
Loss on sale of business (2)	—	—	—	—	1,662	—	1,662	0.09
Adjusted results	$19,132	$(2,177)	$16,955	$0.91	$20,808	$(5,650)	$15,656	$0.85

Diluted weighted average common shares outstanding				18,598				18,391

(1)

In the three months ended December 24, 2017, UNIFI reversed a $3,807 valuation allowance on certain historical NOLs in connection with a tax status change unrelated to the federal tax reform legislation signed into law in December 2017.

(2)

For the three and six months ended December 25, 2016, UNIFI incurred a loss on the sale of its historical investment in Renewables of $1,662.  There was no tax impact for this transaction as the loss was non-deductible.

Working Capital and Adjusted Working Capital

See the discussion under the heading “Working Capital” within “Liquidity and Capital Resources” below.

Results of Operations

Three Months Ended December 24, 2017 Compared to Three Months Ended December 25, 2016

Consolidated Overview

The components of Net Income, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts are as follows:

	For the Three Months Ended
	December 24, 2017		December 25, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$167,478	100.0	$155,155	100.0	7.9
Cost of sales	144,802	86.5	133,025	85.7	8.9
Gross profit	22,676	13.5	22,130	14.3	2.5
Selling, general and administrative expenses	14,626	8.7	12,868	8.3	13.7
Benefit for bad debts	(72)	—	(95)	(0.1)	(24.2)
Other operating expense, net	348	0.2	319	0.2	9.1
Operating income	7,774	4.6	9,038	5.9	(14.0)
Interest expense, net	1,009	0.6	731	0.5	38.0
Loss on sale of business	—	—	1,662	1.1	nm
Equity in (earnings) loss of unconsolidated affiliates	(211)	(0.1)	367	0.2	(157.5)
Income before income taxes	6,976	4.1	6,278	4.1	11.1
(Benefit) provision for income taxes	(4,826)	(2.9)	1,924	1.2	(350.8)
Net income including non-controlling interest	11,802	7.0	4,354	2.9	171.1
Less: net loss attributable to non-controlling interest	—	—	(237)	(0.1)	(100.0)
Net income attributable to Unifi, Inc.	$11,802	7.0	$4,591	3.0	157.1

nm – Not meaningful

Consolidated Net Sales

Consolidated net sales for the current period increased by $12,323, or 7.9%, as compared to the prior period.

Consolidated sales volumes increased 14.5%, attributable to continued growth in sales of recycled polyester Chip and plastic bottle flake in the Polyester Segment and sales of staple fiber and other PVA products in the International Segment. Sales continue to expand in the International Segment as our PVA portfolio resonates with numerous customers. The increase in sales volumes in our Polyester and International Segments was partially offset by soft yarn sales in the Nylon Segment. We believe the softness in the domestic environment continues to be a challenge for the textile supply chain, while our nylon business results also reflect the current global trend of declines in demand for nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices decreased 6.3%, attributable to disproportionate growth of lower-priced recycled polyester Chip, plastic bottle flake and staple fiber among the Polyester and International Segments, as well as a lower proportion of nylon products that carry higher selling prices. The decrease in consolidated average sales prices was partially offset by a net favorable foreign currency translation compared to the prior period of approximately $900, primarily associated with the strengthening of the Chinese Renminbi (“RMB”) and the Brazilian Real (“BRL”).  PVA products comprised more than 45% of net sales for the current period, while representing approximately 40% of net sales for fiscal 2017.

Consolidated Gross Profit

Gross profit for the current period increased by $546, or 2.5%, as compared to the prior period. For the International Segment, the current period gross margin rate was impacted by disproportionate growth in lower-margin sales mix and pressure brought by higher costs compared to the prior period. For the Polyester Segment, the decline in gross margin rate was primarily due to a rise in raw material costs, a greater mix of lower margin product sales and incremental depreciation, primarily due to expanded recycling operations, partially offset by the conversion services performed for Eastman Chemical Company (“Eastman”) on bi-component machinery, a revenue stream that did not exist in the prior period. The Nylon Segment achieved an increase in gross margin rate due in part to a more favorable sales mix and cost management. Consolidated gross profit for the current period also included approximately $200 of favorable foreign currency translation reflected in the International Segment.

Further details regarding the changes in net sales and gross profit, by reportable segment, follow.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Three Months Ended
	December 24, 2017		December 25, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$90,316	100.0	$86,671	100.0	4.2
Cost of sales	81,740	90.5	76,200	87.9	7.3
Gross profit	8,576	9.5	10,471	12.1	(18.1)
Depreciation expense	3,973	4.4	3,384	3.9	17.4
Segment Profit	$12,549	13.9	$13,855	16.0	(9.4)

The change in net sales for the Polyester Segment is as follows:

Net sales for the prior period	$86,671
Increase in sales volumes	6,192
Net change in average selling price and sales mix	(2,547)
Net sales for the current period	$90,316

The increase in net sales for the Polyester Segment was primarily attributable to (i) higher sales of plastic bottle flake, recycled polyester Chip and POY and (ii) the conversion services performed for Eastman on bi-component machinery.  The unfavorable change in sales price and mix was due to (a) lower sales volumes of higher-priced textured and dyed yarns and (b) higher sales volumes of lower-priced plastic bottle flake, recycled polyester Chip and POY.

The change in Segment Profit for the Polyester Segment is as follows:

Segment Profit for the prior period	$13,855
Net decrease in underlying margins	(2,296)
Increase in sales volumes	990
Segment Profit for the current period	$12,549

The decrease in Segment Profit for the Polyester Segment was primarily attributable to the unfavorable sales mix shift towards lower-margin products discussed above in the net sales analysis, along with raw material cost pressures, partially offset by the benefit of the conversion services performed for Eastman on bi-component machinery and an increase in sales volumes.

Polyester Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 53.9% and 45.4%, respectively, for the current period, compared to 55.9% and 52.3%, respectively, for the prior period.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Three Months Ended
	December 24, 2017		December 25, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$25,103	100.0	$28,302	100.0	(11.3)
Cost of sales	22,027	87.7	25,679	90.7	(14.2)
Gross profit	3,076	12.3	2,623	9.3	17.3
Depreciation expense	552	2.2	530	1.8	4.2
Segment Profit	$3,628	14.5	$3,153	11.1	15.1

The change in net sales for the Nylon Segment is as follows:

Net sales for the prior period	$28,302
Decrease in sales volumes	(1,993)
Net change in average selling price and sales mix	(1,206)
Net sales for the current period	$25,103

The decrease in net sales for the Nylon Segment was primarily attributable to (i) lower sales volumes as a result of soft domestic market conditions in which nylon socks, ladies’ hosiery and intimates have experienced demand declines and (ii) a lower-priced sales mix.

The change in Segment Profit for the Nylon Segment is as follows:

Segment Profit for the prior period	$3,153
Net improvement in underlying margins	697
Decrease in sales volumes	(222)
Segment Profit for the current period	$3,628

The increase in Segment Profit for the Nylon Segment was attributable to a more profitable sales mix and cost management.

Nylon Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 15.0% and 13.1%, respectively, for the current period, compared to 18.2% and 11.9%, respectively, for the prior period.

International Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Three Months Ended
	December 24, 2017		December 25, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$51,046	100.0	$38,868	100.0	31.3
Cost of sales	40,072	78.5	29,419	75.7	36.2
Gross profit	10,974	21.5	9,449	24.3	16.1
Depreciation expense	397	0.8	228	0.6	74.1
Segment Profit	$11,371	22.3	$9,677	24.9	17.5

The change in net sales for the International Segment is as follows:

Net sales for the prior period	$38,868
Increase in sales volumes	11,985
Favorable foreign currency translation effects (RMB and BRL)	882
Net change in average selling price and sales mix	(689)
Net sales for the current period	$51,046

The increase in net sales for the International Segment was attributable to (i) higher sales volumes from our Asian subsidiaries, primarily relating to our recycled polyester Chip and staple fiber products, with strong demand for REPREVE®, (ii) higher sales volumes at our Brazilian subsidiary due to increased demand for synthetic yarns, including air-covered PVA products for use in applications such as stretch denim, and (iii) favorable foreign currency translation due to the strengthening of the RMB and the BRL. These benefits were partially offset by a decrease in the average selling price in Asia due to a greater mix of lower-priced product sales.

The RMB weighted average exchange rate was 6.61 RMB/U.S. Dollar (“USD”) and 6.84 RMB/USD for the current period and the prior period, respectively.  The BRL weighted average exchange rate was 3.24 BRL/USD and 3.29 BRL/USD for the current period and the prior period, respectively.

The change in Segment Profit for the International Segment is as follows:

Segment Profit for the prior period	$9,677
Increase in sales volumes	2,985
Favorable foreign currency translation effects (RMB and BRL)	221
Decrease in underlying margins	(1,512)
Segment Profit for the current period	$11,371

The increase in Segment Profit for the International Segment was attributable to (i) improved sales volumes and (ii) favorable foreign currency translation effects due to the strengthening of the RMB and the BRL versus the USD, partially offset by a greater mix of lower-priced product sales in Asia.

International Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 30.5% and 41.1%, respectively, for the current period, compared to 25.1% and 36.5%, respectively, for the prior period.

Consolidated Selling, General and Administrative Expenses

The change in selling, general and administrative (“SG&A”) expenses is as follows:

SG&A expenses for the prior period	$12,868
Increase in compensation expenses	1,895
Increase in supplemental retirement plan expenses	141
Other net decreases	(278)
SG&A expenses for the current period	$14,626

Total SG&A expenses were higher for the current period compared to the prior period, primarily as a result of (i) an increase in compensation expenses due to recent talent acquisition and higher incentive compensation expenses and (ii) an increase in supplemental retirement plan expenses due to comparatively higher performance of the stock market index benchmark, partially offset by other net decreases that include fees paid to external service providers and other administrative expenses.

Consolidated Benefit for Bad Debts

There is no significant activity reflected in the current or prior periods.

Consolidated Other Operating Expense, Net

The change in other operating expense, net is primarily attributable to foreign currency losses in the current period, mostly resulting from changes in the value of USDs held by our subsidiary in China, while the prior period includes executive relocation expenses.

Consolidated Interest Expense, Net

Interest expense, net increased from the prior period, as reflected below, primarily due to (i) a higher weighted average interest rate resulting from fixing the variable portion of the interest rate on $75,000 of debt principal, beginning in May 2017, (ii) less interest capitalized to project costs and (iii) a prior period favorable mark-to-market adjustment on the historical interest rate swap that terminated in May 2017.

	For the Three Months Ended
	December 24, 2017	December 25, 2016
Interest and fees on the ABL Facility	$932	$806
Other interest	211	259
Subtotal of interest on debt obligations	1,143	1,065
Other components of interest expense	47	(151)
Total interest expense	1,190	914
Interest income	(181)	(183)
Interest expense, net	$1,009	$731

Loss on Sale of Business

On December 23, 2016, UNIFI, through a wholly owned foreign subsidiary, entered into an agreement to sell its historical 60% equity ownership interest in Renewables to the existing third-party joint venture partner for $500 in cash and release of certain debt obligations. In connection with the transaction, UNIFI recognized a loss on sale of business of $1,662.

Consolidated (Earnings) Loss from Unconsolidated Affiliates

The components of (earnings) loss from unconsolidated affiliates are as follows:

	For the Three Months Ended
	December 24, 2017	December 25, 2016
Loss from PAL	$376	$745
Earnings from nylon joint ventures	(587)	(378)
Total equity in (earnings) loss of unconsolidated affiliates	$(211)	$367

As a percentage of consolidated income before income taxes	3.0%	(5.8)%

UNIFI’s 34% share of PAL’s loss decreased in the current period versus the prior period, which was primarily attributable to lower depreciation expense.  The earnings from the nylon joint ventures experienced an increase primarily due to higher volumes and improved margins for the current period despite overall softness in the nylon market.

Consolidated Income Taxes

The change in consolidated income taxes is as follows:

	For the Three Months Ended
	December 24, 2017	December 25, 2016
(Benefit) provision for income taxes	$(4,826)	$1,924
Effective tax rate	(69.2)%	30.6%

The effective tax rate for the current period is lower than the U.S. statutory tax rate primarily due to the $4,500 tax benefit resulting from the revaluation of UNIFI’s domestic deferred tax balances for the lower U.S. statutory tax rate, the release of a $3,807 valuation allowance and foreign income being taxed at lower rates. These benefits were partially offset by a $1,700 provisional charge for the deemed mandatory repatriation of foreign earnings and profits, net of foreign tax credits, and by losses in tax jurisdictions for which no tax benefit can currently be recognized.

The effective tax rate for the prior period is lower than the U.S. statutory tax rate primarily due to foreign income being taxed at lower rates and a decrease in the valuation allowance for UNIFI’s investment in PAL.  These benefits were partially offset by losses in tax jurisdictions for which no tax benefit can currently be recognized and state and local income taxes net of federal benefits.

Consolidated Net Income

Net Income for the current period was $11,802, or $0.63 per diluted share, compared to $4,591, or $0.25 per diluted share, for the prior period.  The increase was primarily attributable to (i) a significantly lower effective tax rate and (ii) a prior period loss on sale of business, partially offset by higher operating expenses.

Consolidated Adjusted EBITDA

Adjusted EBITDA for the current period was $13,893, compared to $14,468 for the prior period.  The decrease was primarily attributable to higher operating expenses, as described in the discussions above.

Results of Operations

Six Months Ended December 24, 2017 Compared to Six Months Ended December 25, 2016

Consolidated Overview

The components of Net Income, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts are as follows:

	For the Six Months Ended
	December 24, 2017		December 25, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$331,720	100.0	$315,124	100.0	5.3
Cost of sales	285,752	86.1	269,447	85.5	6.1
Gross profit	45,968	13.9	45,677	14.5	0.6
Selling, general and administrative expenses	27,489	8.3	24,278	7.7	13.2
Benefit for bad debts	(131)	—	(462)	(0.1)	(71.6)
Other operating expense, net	663	0.2	249	0.1	166.3
Operating income	17,947	5.4	21,612	6.8	(17.0)
Interest expense, net	2,113	0.6	1,277	0.4	65.5
Loss on sale of business	—	—	1,662	0.5	nm
Equity in earnings of unconsolidated affiliates	(3,298)	(1.0)	(473)	(0.2)	597.3
Income before income taxes	19,132	5.8	19,146	6.1	(0.1)
(Benefit) provision for income taxes	(1,630)	(0.5)	5,650	1.8	(128.8)
Net income including non-controlling interest	20,762	6.3	13,496	4.3	53.8
Less: net loss attributable to non-controlling interest	—	—	(498)	(0.1)	(100.0)
Net income attributable to Unifi, Inc.	$20,762	6.3	$13,994	4.4	48.4

nm – Not meaningful

Consolidated Net Sales

Consolidated net sales for the current six-month period increased by $16,596, or 5.3%, as compared to the prior six-month period.

Consolidated sales volumes increased 11.0%, attributable to continued growth in sales of recycled polyester Chip and plastic bottle flake in the Polyester Segment and staple fiber and other PVA products in the International Segment. Sales continue to expand in the International Segment as our PVA portfolio resonates with numerous customers. The increase in sales volumes was partially offset by soft yarn sales in the Polyester and Nylon Segments. We believe the softness in the domestic environment continues to be a challenge for the textile supply chain.  Our nylon business results also reflect the current global trend of declines in demand for nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices decreased 5.5%, attributable to disproportionate growth of lower-priced recycled polyester Chip, plastic bottle flake and staple fiber among the Polyester and International Segments, as well as a lower proportion of nylon products that carry higher selling prices. The decrease in consolidated sales pricing was partially offset by a benefit from net favorable foreign currency translation compared to the prior period of approximately $1,600, primarily associated with the strengthening of the BRL and the RMB.

Consolidated Gross Profit

Gross profit for the current six-month period increased by $291, or 0.6%, as compared to the prior six-month period.  The Nylon Segment achieved an increase in gross margin rate due in part to a more favorable sales mix and cost management. For the International Segment, gross profit increased due to sales growth; however, margins were lower due to a less favorable sales mix and pressure from higher costs. For the Polyester Segment, the decline in gross margin rate was primarily due to a greater mix of lower margin product sales and incremental depreciation, primarily due to expanded recycling operations, partially offset by the conversion services performed for Eastman on bi-component machinery, a revenue stream that did not exist in the prior six-month period. Consolidated gross profit for the current six-month period also included approximately $400 of favorable foreign currency translation.

Further details regarding the changes in net sales and gross profit, by reportable segment, follow.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the Polyester Segment are as follows:

	For the Six Months Ended
	December 24, 2017		December 25, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$178,054	100.0	$171,356	100.0	3.9
Cost of sales	160,565	90.2	152,435	89.0	5.3
Gross profit	17,489	9.8	18,921	11.0	(7.6)
Depreciation expense	7,840	4.4	6,492	3.8	20.8
Segment Profit	$25,329	14.2	$25,413	14.8	(0.3)

The change in net sales for the Polyester Segment is as follows:

Net sales for the prior six-month period	$171,356
Increase in sales volumes	12,200
Decrease in average selling price and change in sales mix	(5,502)
Net sales for the current six-month period	$178,054

The increase in net sales for the Polyester Segment was primarily attributable to (i) higher sales of plastic bottle flake, recycled polyester Chip and POY and (ii) the conversion services performed for Eastman on bi-component machinery.  The unfavorable change in sales mix was due to (a) lower sales volumes of higher-priced textured, dyed and beamed yarns and (b) higher sales volumes of lower-priced plastic bottle flake, recycled polyester Chip and POY.

The change in Segment Profit for the Polyester Segment is as follows:

Segment Profit for the prior six-month period	$25,413
Net decrease in underlying margins	(1,893)
Increase in sales volumes	1,809
Segment Profit for the current six-month period	$25,329

The decrease in Segment Profit for the Polyester Segment was primarily attributable to the unfavorable sales mix shift towards lower-margin products discussed above in the net sales analysis, along with raw material cost pressures, partially offset by the benefit of the conversion services performed for Eastman on bi-component machinery and an increase in sales volumes.

Polyester Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 53.7% and 45.4%, respectively, for the current six-month period, compared to 54.4% and 46.9%, respectively, for the prior six-month period.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the Nylon Segment are as follows:

	For the Six Months Ended
	December 24, 2017		December 25, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$51,930	100.0	$56,797	100.0	(8.6)
Cost of sales	45,540	87.7	51,037	89.9	(10.8)
Gross profit	6,390	12.3	5,760	10.1	10.9
Depreciation expense	1,089	2.1	1,040	1.9	4.7
Segment Profit	$7,479	14.4	$6,800	12.0	10.0

The change in net sales for the Nylon Segment is as follows:

Net sales for the prior six-month period	$56,797
Decrease in sales volumes	(3,284)
Decrease in average selling price and change in sales mix	(1,583)
Net sales for the current six-month period	$51,930

The decrease in net sales for the Nylon Segment was primarily attributable to (i) lower sales volumes as a result of soft domestic market conditions in which nylon socks, ladies’ hosiery and intimates have experienced demand declines and (ii) a lower-priced sales mix.

The change in Segment Profit for the Nylon Segment is as follows:

Segment Profit for the prior six-month period	$6,800
Increase in underlying margins	1,072
Decrease in sales volumes	(393)
Segment Profit for the current six-month period	$7,479

The increase in Segment Profit for the Nylon Segment was attributable to a more profitable sales mix and cost management.

Nylon Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 15.7% and 13.4%, respectively, for the current six-month period, compared to 18.0% and 12.6%, respectively, for the prior six-month period.

International Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the International Segment are as follows:

	For the Six Months Ended
	December 24, 2017		December 25, 2016
		% of Net Sales		% of Net Sales	% Change
Net sales	$99,705	100.0	$84,212	100.0	18.4
Cost of sales	77,733	78.0	62,493	74.2	24.4
Gross profit	21,972	22.0	21,719	25.8	1.2
Depreciation expense	813	0.9	474	0.6	71.5
Segment Profit	$22,785	22.9	$22,193	26.4	2.7

The change in net sales for the International Segment is as follows:

Net sales for the prior six-month period	$84,212
Increase in sales volumes	16,807
Net favorable foreign currency translation effects (BRL and RMB)	1,611
Decrease in average selling price and change in sales mix	(2,925)
Net sales for the current six-month period	$99,705

The increase in net sales for the International Segment was attributable to (i) higher sales volumes from our Asian subsidiaries due to growth in our REPREVE® portfolios, particularly staple fiber and recycled polyester Chip, (ii) higher sales volumes at our Brazilian subsidiary due to increased demand for synthetic yarns, including air-covered PVA products for use in applications such as stretch denim, and (iii) favorable foreign currency translation due to the strengthening of the BRL and the RMB. These benefits were partially offset by a decrease in the average selling price in Asia due to a greater mix of lower-priced product sales.

The BRL weighted average exchange rate was 3.20 BRL/USD and 3.27 BRL/USD for the current six-month period and the prior six-month period, respectively. The RMB weighted average exchange rate was 6.64 RMB/USD and 6.75 RMB/USD for the current six-month period and the prior six-month period, respectively.

The change in Segment Profit for the International Segment is as follows:

Segment Profit for the prior six-month period	$22,193
Increase in sales volumes	4,432
Net favorable foreign currency translation effects (BRL and RMB)	427
Decrease in underlying margins	(4,267)
Segment Profit for the current six-month period	$22,785

The increase in Segment Profit for the International Segment was attributable to (i) improved sales volumes and (ii) favorable foreign currency translation effects due to the strengthening of both the BRL and the RMB versus the USD, partially offset by a greater mix of lower-margin product sales in Asia.

International Segment net sales and Segment Profit, as a percentage of total consolidated amounts, were 30.1% and 40.8%, respectively, for the current six-month period, compared to 26.7% and 41.0%, respectively, for the prior six-month period.

Consolidated Selling, General and Administrative Expenses

The change in SG&A expenses is as follows:

SG&A expenses for the prior six-month period	$24,278
Increase in compensation expenses	3,115
Other net increases	96
SG&A expenses for the current six-month period	$27,489

Total SG&A expenses were higher for the current six-month period compared to the prior six-month period, primarily as a result of an increase in compensation expenses due to recent talent acquisition and other net increases.

Consolidated Benefit for Bad Debts

The benefit in the prior six-month period reflects a decrease in the reserve against specifically identified customer balances in the Polyester and International Segments.

Consolidated Other Operating Expense, Net

The change in other operating expense, net is primarily attributable to foreign currency losses in the current six-month period, mostly resulting from changes in the value of USDs held by our subsidiary in China.

Consolidated Interest Expense, Net

Interest expense, net increased from the prior six-month period, as reflected below, primarily due to (i) a higher weighted average interest rate resulting from fixing the variable portion of the interest rate on $75,000 of debt principal, beginning in May 2017, (ii) less interest capitalized to project costs and (iii) a prior period favorable mark-to-market adjustment on the historical interest rate swap that terminated in May 2017.

	For the Six Months Ended
	December 24, 2017	December 25, 2016
Interest and fees on the ABL Facility	$1,837	$1,454
Other interest	437	514
Subtotal of interest on debt obligations	2,274	1,968
Other components of interest expense	101	(362)
Total interest expense	2,375	1,606
Interest income	(262)	(329)
Interest expense, net	$2,113	$1,277

Loss on Sale of Business

On December 23, 2016, UNIFI, through a wholly owned foreign subsidiary, entered into an agreement to sell its historical 60% equity ownership interest in Renewables to the existing third-party joint venture partner for $500 in cash and release of certain debt obligations. In connection with the transaction, UNIFI recognized a loss on sale of business of $1,662.

Consolidated Earnings from Unconsolidated Affiliates

The components of earnings from unconsolidated affiliates are as follows:

	For the Six Months Ended
	December 24, 2017	December 25, 2016
(Earnings) loss from PAL	$(2,478)	$431
Earnings from nylon joint ventures	(820)	(904)
Total equity in earnings of unconsolidated affiliates	$(3,298)	$(473)

As a percentage of consolidated income before income taxes	17.2%	2.5%

UNIFI’s 34% share of PAL’s earnings increased in the current six-month period versus the prior six-month period, which was primarily attributable to improved operating margins and lower depreciation expense.  The earnings from the nylon joint ventures experienced a decrease primarily due to softness in the nylon market, consistent with the results of the Nylon Segment, as well as higher raw material costs.

Consolidated Income Taxes

The change in consolidated income taxes is as follows:

	For the Six Months Ended
	December 24, 2017	December 25, 2016
(Benefit) provision for income taxes	$(1,630)	$5,650
Effective tax rate	(8.5)%	29.5%

The effective tax rate for the current six-month period is lower than the U.S. statutory tax rate primarily due to the $4,500 tax benefit resulting from the revaluation of UNIFI’s domestic deferred tax balances for the lower U.S. statutory tax rate, the release of a $3,807 valuation allowance and foreign income being taxed at lower rates. These benefits were partially offset by a $1,700 provisional charge for the deemed mandatory repatriation of foreign earnings and profits, net of foreign tax credits, and by losses in tax jurisdictions for which no tax benefit can currently be recognized.

The effective tax rate for the prior six-month period is lower than the U.S. statutory tax rate primarily due to foreign income being taxed at lower rates and a decrease in the valuation allowance for UNIFI’s investment in PAL.  These benefits were partially offset by losses in tax jurisdictions for which no tax benefit can currently be recognized and state and local income taxes net of federal benefits.

Consolidated Net Income

Net Income for the current six-month period was $20,762, or $1.12 per diluted share, compared to $13,994, or $0.76 per diluted share, for the prior six-month period.  The increase was primarily attributable to a significantly lower effective tax rate, higher earnings from PAL and a loss on sale of business in the prior six-month period, partially offset by higher operating expenses and interest expense.

Consolidated Adjusted EBITDA

Adjusted EBITDA for the current six-month period was $29,716, compared to $32,379 for the prior six-month period.  The decrease was primarily attributable to higher operating expenses, as described in the discussions above.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service and stock repurchases.  UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver.  For the current six-month period, cash generated from operations was $20,389, and, at December 24, 2017, excess availability under the ABL Revolver was $54,379.

As of December 24, 2017, all of UNIFI’s $133,540 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by such foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of tax planning and financing strategies to ensure that its worldwide cash is available in the locations where it is needed. The following table presents a summary of cash and cash equivalents, liquidity, working capital and total debt obligations as of December 24, 2017 for domestic and foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$14	$48,601	$48,615
Borrowings available under financing arrangements	54,379	—	54,379
Liquidity	$54,393	$48,601	$102,994

Working capital	$90,441	$105,371	$195,812
Total debt obligations	$133,540	$—	$133,540

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

If excess availability under the ABL Revolver falls below the defined Trigger Level, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of December 24, 2017 was $23,750. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

ABL Facility borrowings bear interest at the London Interbank Offer Rate (“LIBOR”) plus an applicable margin of 1.50% to 2.00%, or the Base Rate (as defined below) plus an applicable margin of 0.50% to 1.00%, with interest currently being paid on a monthly basis. The applicable margin is based on (i) the excess availability under the ABL Revolver and (ii) the consolidated leverage ratio, calculated as of the end of each fiscal quarter. The Base Rate means the greater of (a) the prime lending rate as publicly announced from time to time by Wells Fargo Bank, National Association, (b) the Federal Funds Rate plus 0.50% or (c) LIBOR plus 1.00%. UNIFI’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations. There is also a monthly unused line fee under the ABL Revolver of 0.25%. As of December 24, 2017, UNIFI was in compliance with all financial covenants in the Amended Credit Agreement, and the excess availability under the ABL Revolver was $54,379.  At December 24, 2017, the fixed charge coverage ratio was 1.11 to 1.00 and UNIFI had $400 of standby letters of credit, none of which had been drawn upon.

UNIFI currently maintains three interest rate swaps that fix LIBOR at approximately 1.9% on $75,000 of variable-rate debt under the ABL Facility. Such swaps are scheduled to terminate in May 2022.

Summary of Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	December 24, 2017	December 24, 2017	June 25, 2017
ABL Revolver	March 2020	3.3%	$21,900	$9,300
ABL Term Loan (1)	March 2020	3.3%	90,000	95,000
Capital lease obligations	(2)	3.7%	21,640	25,168
Total debt			133,540	129,468
Current portion of capital lease obligations			(7,112)	(7,060)
Current portion of other long-term debt			(10,000)	(10,000)
Unamortized debt issuance costs			(840)	(1,026)
Total long-term debt			$115,588	$111,382

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2018 and the fiscal years thereafter:

	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter
ABL Revolver	$—	$—	$21,900	$—	$—	$—
ABL Term Loan	5,000	10,000	75,000	—	—	—
Capital lease obligations	3,533	6,996	5,519	2,624	2,417	551
Total	$8,533	$16,996	$102,419	$2,624	$2,417	$551

Working Capital

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	December 24, 2017	June 25, 2017
Cash and cash equivalents	$48,615	$35,425
Receivables, net	80,847	81,121
Inventories	116,239	111,405
Other current assets	17,466	15,686
Accounts payable	(35,420)	(41,499)
Accrued expenses	(12,990)	(16,144)
Other current liabilities	(18,945)	(18,411)
Working capital	$195,812	$167,583

Less: Cash and cash equivalents	(48,615)	(35,425)
Less: Other current assets	(17,466)	(15,686)
Less: Other current liabilities	18,945	18,411
Adjusted Working Capital	$148,676	$134,883

Working capital increased from $167,583 as of June 25, 2017 to $195,812 as of December 24, 2017, while Adjusted Working Capital increased from $134,883 to $148,676. Working capital and Adjusted Working Capital are within our range of expectations based on the composition of the underlying business and global structure.

The increase in cash and cash equivalents reflects the strong performance of our international subsidiaries and the intent to leave cash available in foreign jurisdictions for future expansion. The decrease in receivables, net is attributable to lower sales associated with the routine December shutdown period. The increase in inventories is primarily attributable to increased international sales activity and the impact of the routine December shutdown period. The increase in other current assets is attributable to an increase in income taxes receivable.  The decrease in accounts payable is mainly due to the routine December shutdown period. The decrease in accrued expenses is primarily attributable to a net decrease in amounts due to employees, resulting from the timing of accrual and payment of (i) variable compensation earned in fiscal 2017 and (ii) routine payrolls.  The change in other current liabilities is insignificant.

Capital Projects

During the current six-month period, UNIFI invested approximately $11,400 in capital projects, primarily relating to routine maintenance expenditures as well as the completion and start-up of the fourth production line in the REPREVE® Recycling Center, which is intended to increase UNIFI’s capacity to produce recycled polyester Chip for internal consumption and external sales.

Through the remainder of fiscal 2018, UNIFI expects to invest an additional $18,600 in capital projects (for an aggregate fiscal 2018 estimate of $30,000), which include (i) making further improvements in production capabilities and technology enhancements in the Americas and (ii) routine annual maintenance capital expenditures to allow continued efficient production.

The total amount ultimately invested in fiscal 2018 could be more or less than the anticipated amount, depending on the timing and scale of contemplated initiatives and other factors, and is expected to be funded by a combination of cash from operations and borrowings under the ABL Revolver.  UNIFI expects the recent capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

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

Stock Repurchase Program

On April 23, 2014, UNIFI announced a stock repurchase program (the “2014 SRP”) to authorize UNIFI to acquire up to $50,000 of its common stock. Under the 2014 SRP, UNIFI is authorized to repurchase shares at prevailing market prices, through open market purchases or privately negotiated transactions at such times and prices and in such manner as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases, if any, are expected to be financed through cash generated from operations and borrowings under the ABL Revolver, and are subject to applicable limitations and restrictions as set forth in the ABL Facility. The 2014 SRP has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases. UNIFI may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

UNIFI made no repurchases of its shares of common stock during the current six-month period. As of December 24, 2017, UNIFI had repurchased a total of 806 shares, at an average price of $27.79 (for a total of $22,409, inclusive of commission costs) pursuant to the 2014 SRP. As of December 24, 2017, $27,603 remained available for share repurchases under the 2014 SRP.

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

	For the Six Months Ended
	December 24, 2017	December 25, 2016
Net income including non-controlling interest	$20,762	$13,496
Loss on sale of business	—	1,662
Equity in earnings of unconsolidated affiliates	(3,298)	(473)
Depreciation and amortization expense	11,135	9,731
Non-cash compensation expense	3,569	1,862
Deferred income taxes	(6,282)	5,335
Subtotal	25,886	31,613

Distributions received from unconsolidated affiliates	8,678	1,500
Other changes	(14,175)	(15,817)
Net cash provided by operating activities	$20,389	$17,296

The increase in net cash provided by operating activities from the prior six-month period to the current six-month period was primarily due to distributions received from PAL of $7,178 and a comparably lower build of working capital. The increase was partially offset by lower consolidated earnings, consistent with the comparable decrease in Adjusted EBITDA discussed above.

Cash Used in Investing Activities and Cash Provided by Financing Activities

UNIFI utilized $11,345 (net) for investing activities and was provided $3,963 (net) from financing activities during the current six-month period.

Significant investing activities include $11,360 for capital expenditures, primarily relating to ongoing maintenance capital expenditures and the completion and start-up of the fourth production line in the REPREVE® Recycling Center, which is intended to increase UNIFI’s capacity to produce recycled polyester Chip for internal consumption and external sales.

Significant financing activities include $7,600 for net borrowings against long-term debt. The borrowings helped fund the investing activities described above.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The SEC has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimates from quarter to quarter could materially impact the presentation of the financial statements.  UNIFI’s critical accounting policies are discussed in the 2017 Form 10-K.  There were no material changes to these policies during the current period.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities.  As of December 24, 2017, UNIFI had borrowings under its ABL Revolver and ABL Term Loan that totaled $111,900 and contain variable rates of interest; however, UNIFI hedges a significant portion of such interest rate variability using interest rate swaps.  As of December 24, 2017, after considering the variable rate debt obligations that have been hedged and UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point increase in LIBOR as of December 24, 2017 would result in an increase in annual interest expense of less than $200.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies.  Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange rate risk.  UNIFI may enter into foreign currency forward contracts to hedge this exposure.  UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of December 24, 2017, UNIFI had no outstanding foreign currency forward contracts.

A significant portion of raw materials purchased by UNIFI’s Brazilian subsidiary are denominated in USD, requiring UNIFI to regularly exchange BRL. During recent fiscal years, UNIFI was negatively impacted by a devaluation of the BRL.  Predicting fluctuations in the BRL is impracticable. Discussion and analysis surrounding the impact of fluctuations of the BRL as well as the RMB on UNIFI’s results of operations are included above in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of December 24, 2017, UNIFI’s subsidiaries outside the United States, whose functional currency is other than the USD, held approximately 16.7% of UNIFI’s consolidated total assets. UNIFI does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of December 24, 2017, $44,996, or 92.6%, of UNIFI’s cash and cash equivalents was held outside the United States, of which $31,061 was held in USD and $12,439 was held in BRL.

Raw Material and Commodity Risks

A significant portion of UNIFI’s raw materials and energy costs are derived from petroleum-based chemicals.  The prices for petroleum and petroleum-related products and energy costs are volatile and dependent on global supply and demand dynamics, including certain geo-political risks.  A sudden rise in the price of petroleum and petroleum-based products could have a material impact on UNIFI’s profitability. UNIFI does not use financial instruments to hedge its exposure to changes in these costs.  The costs of the primary raw materials that UNIFI uses throughout all of its operations are generally based on USD pricing, and such materials are purchased at market or at fixed prices that are established with individual vendors as part of the purchasing process for quantities expected to be consumed in the ordinary course of business.

Other Risks

UNIFI is also exposed to political risk, including changing laws and regulations governing international trade, such as quotas, tariffs and tax laws.  The degree of impact and the frequency of these events cannot be predicted.

Item 4.	Controls and Procedures

As of December 24, 2017, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports it files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended December 24, 2017 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in UNIFI’s risk factors from those disclosed in “Item 1A. Risk Factors” in the 2017 Form 10-K.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

3.2	Amended and Restated By-laws of Unifi, Inc., as of October 26, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

10.1+*	Employment Agreement by and between Unifi, Inc. and Mark McNeill, effective as of November 3, 2017.
31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following financial information (unaudited) from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2017, filed January 31, 2018, formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: January 31, 2018	By:	/s/ JEFFREY C. ACKERMAN
Jeffrey C. Ackerman
Executive Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)