Form 10-K/A
period 2017-06-25
UNIFI INC
filed 2018-03-30
CIK 100726

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

EXPLANATORY NOTE

Unifi, Inc. (“UNIFI”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend Item 15 of its Annual Report on Form 10-K for the fiscal year ended June 25, 2017 (the “Original 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on September 1, 2017, to include the audited consolidated financial statements and related notes of Parkdale America, LLC (“PAL”), an unconsolidated joint venture in which UNIFI holds a 34% equity ownership interest.  UNIFI accounts for its interest in PAL using the equity method of accounting.

Rule 3-09(a) of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed.  PAL met the significant subsidiary test described above for UNIFI’s fiscal years ended June 25, 2017, June 26, 2016 and June 28, 2015.  UNIFI’s significance test is calculated as of the end of its fiscal year and for its fiscal year.

Item 15 of the Original 10-K is being amended by this Amendment to (i) include the required audited consolidated financial statements and related notes for PAL’s fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, (ii) include reference to the PAL audited consolidated financial statements and related notes and the related reports of PAL’s independent accountants and independent auditors, (iii) file the consents of the independent accountants and independent auditors related to their opinions contained in this report and (iv) include the required certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  In accordance with Rule 12b-15 of the Exchange Act, the text of the amended Item 15 is set forth in its entirety in this Amendment.

This Amendment does not otherwise update or amend any other items or disclosures as originally filed and does not otherwise reflect events occurring after the filing date of the Original 10-K.  Accordingly, this Amendment should be read in conjunction with the Original 10-K and UNIFI’s other filings with the SEC subsequent to the filing of the Original 10-K on September 1, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements on page F-i are filed as part of this report.

2. Financial Statement Schedules

Consolidated Financial Statements of PAL as of December 30, 2017 and December 31, 2016 and for PAL’s fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016.

PAL is an unconsolidated joint venture in which UNIFI holds a 34% equity ownership interest and which met the significant subsidiary test for UNIFI’s fiscal years ended June 25, 2017, June 26, 2016 and June 28, 2015. Accordingly, pursuant to Rule 3-09(b)(2) of Regulation S-X under the Exchange Act, UNIFI is filing the required audited consolidated financial statements and related notes of PAL via this Amendment.

PAL’s fiscal year end is the Saturday nearest to December 31, and is therefore consistently more than 90 days after UNIFI’s corresponding fiscal year end, which is the last Sunday in June. PAL’s most recent fiscal year, 2017, ended on December 30, 2017 and PAL’s prior fiscal year, 2016, ended on December 31, 2016.

Pursuant to Rule 3-09(b)(2) of Regulation S-X under the Exchange Act, UNIFI filed the required fiscal year 2016 audited consolidated financial statements and related notes of PAL with the SEC on March 29, 2017 via an amendment to UNIFI’s Annual Report on Form 10-K for the fiscal year ended June 26, 2016.

PricewaterhouseCoopers LLP (“PwC”) issued audit reports for PAL’s fiscal years 2017 and 2016 while BDO USA, LLP (“BDO”) issued an audit report for PAL’s fiscal year 2015.

Due to the significance of PAL to the consolidated financial statements of UNIFI, PAL’s auditor is required to be independent of UNIFI in accordance with the auditor independence standards of Regulation S-X.

Subsequent to UNIFI’s fiscal 2015 year end, but prior to the filing of UNIFI’s Annual Report on Form 10-K for the corresponding period, PwC informed UNIFI that PwC had performed certain non-audit services, as engaged by UNIFI, that were not in accordance with the auditor independence standards of Regulation S-X. The non-audit services performed by PwC for UNIFI were related to internal audit associate-level staff secondments. Total fees paid by UNIFI to PwC for these non-audit services were approximately $151,000 for UNIFI’s fiscal year 2015.

The Audit Committee of UNIFI’s Board of Directors and PwC separately considered the impact that these non-audit services may have had on PwC’s independence with respect to PAL. Both UNIFI’s Audit Committee and PwC concluded that the services performed did not affect PwC’s ability to be objective and impartial in the conduct of its audit of the January 3, 2015 PAL consolidated financial statements. In making this determination, both UNIFI’s Audit Committee and PwC considered, among other things, that at all times UNIFI retained all decision making over the scope of work and the conclusions formed, the insignificant amount of fees involved, the nature of the services provided and that the services were not the subject of, or related to, PwC’s audits of PAL’s consolidated financial statements.

As a result of the independence violations discussed above, BDO served as PAL’s independent auditor for PAL’s fiscal year 2015. Changes were implemented to the structure of these non-audit engagements performed on behalf of UNIFI such that, for PAL’s fiscal years 2016 and 2017, PwC was independent of UNIFI in accordance with the auditor independence standards of Regulation S-X.

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

2

Exhibit Number	Description

10.7*	Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 23, 2013 (File No. 001-10542)).

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

10.23†*	Employment Agreement by and between Unifi, Inc. and John D. Vegas, effective as of July 17, 2017.

10.24†*	Employment Agreement by and between Unifi, Inc. and Richard Gerstein, effective as of July 28, 2017.

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

3

Exhibit Number	Description

10.29

Fourth Amendment to Sales and Services Agreement, effective as of January 1, 2012, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 20, 2011 (File No. 001-10542)).

10.30**

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

21.1†	List of Subsidiaries of Unifi, Inc.

23.1†	Consent of KPMG LLP.

23.2+	Consent of PricewaterhouseCoopers LLP, Independent Accountants to Parkdale America, LLC.

23.3+	Consent of BDO USA, LLP, Independent Auditors to Parkdale America, LLC.

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

+	Filed herewith.
++	Furnished herewith.
†	Previously filed or furnished, as applicable, with the Original 10-K on September 1, 2017.
*	Indicates a management contract or compensatory plan or arrangement.
**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFI, INC. (Registrant)

Date:	March 30, 2018	By:	/s/ JEFFREY C. ACKERMAN
Jeffrey C. Ackerman
Executive Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

5

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Financial Statements

As of December 30, 2017 and December 31, 2016 and for the three years ended December 30, 2017

Parkdale America, LLC and Subsidiaries

Index

Page(s)
Reports of Independent Auditors	3 – 5
Consolidated Financial Statements
Balance Sheets	6
Statements of Operations	7
Statements of Comprehensive Income	8
Statements of Members’ Equity	9
Statements of Cash Flows	10 – 11
Notes to Financial Statements	12 – 21

Report of Independent Auditors

To the Board of Members of
Parkdale America, LLC

We have audited the accompanying consolidated financial statements of Parkdale America, LLC and its subsidiaries, which comprise the consolidated balance sheets as of December 30, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income, members’ equity and cash flows for the years then ended.

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

Auditors’ Responsibility

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parkdale America LLC and its subsidiaries as of December 30, 2017 and December 31, 2016, and the results of their operations and their cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 28, 2018

Report of Independent Auditors

To the Board of Members of
Parkdale America, LLC
Gastonia, North Carolina

We have audited the accompanying consolidated financial statements of Parkdale America, LLC and its subsidiaries, which comprise the consolidated statements of operations, comprehensive income, members’ equity and cash flows for the year ended January 2, 2016, and the related notes to the consolidated financial statements.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Parkdale America, LLC and its subsidiaries for the year ended January 2, 2016 in accordance with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Charlotte, North Carolina

March 30, 2016

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Balance Sheets

December 30, 2017 and December 31, 2016

	December 30,	December 31,
	2017	2016

Assets
Current assets
Cash and cash equivalents	$ 47,575,000	$ 26,362,000
Trade accounts receivable (less allowance of $2,443,000 and
$2,737,000 in 2017 and 2016, respectively)	105,719,000	87,574,000
Other receivables	1,416,000	1,624,000
Due from affiliates	457,000	159,000
Inventories, net	105,504,000	120,438,000
Prepaid expenses and other assets	4,156,000	2,260,000
Due from broker	5,474,000	517,000
Derivative assets	2,912,000	2,011,000
Total current assets	273,213,000	240,945,000
Property, plant and equipment, net	163,208,000	188,953,000
Assets held for sale	6,093,000	-
Deferred financing costs, net	590,000	278,000
Other noncurrent assets	845,000	844,000
Total assets	$ 443,949,000	$ 431,020,000

Liabilities and Members' Equity
Current liabilities
Trade accounts payable	$ 39,053,000	$ 27,220,000
Accrued expenses	10,182,000	9,861,000
Due to affiliates	6,501,000	4,141,000
Derivative liabilities	6,877,000	1,540,000
Total current liabilities	62,613,000	42,762,000
Other long-term liabilities	3,339,000	2,889,000
Deferred revenue	291,000	323,000
Total liabilities	66,243,000	45,974,000
Commitments and contingencies (Note 12)
Total members' equity	377,706,000	385,046,000
Total liabilities and members' equity	$ 443,949,000	$ 431,020,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Operations

Years Ended December 30, 2017, December 31, 2016 and January 2, 2016

	2017	2016	2015

Net sales	$775,987,000	$776,208,000	$837,311,000
Cost of goods sold	740,303,000	748,824,000	793,652,000
Gross profit	35,684,000	27,384,000	43,659,000
General and administrative expenses	16,665,000	16,376,000	17,601,000
Gain on disposals of property, plant and equipment, net	(429,000)	(138,000)	(938,000)
Impairment and realignment costs	1,978,000	-	-
Income from operations	17,470,000	11,146,000	26,996,000
Interest expense	219,000	283,000	478,000
Interest income	(363,000)	(342,000)	(205,000)
Gain on foreign exchange contracts	-	-	(35,000)
Gain on acquisition	-	-	(9,382,000)
Foreign exchange loss (gain), net	414,000	(1,239,000)	(1,160,000)
Other loss (income), net	65,000	(29,000)	(396,000)
Income before provision for income taxes	17,135,000	12,473,000	37,696,000
Provision for income taxes	1,467,000	1,026,000	648,000
Net income	$ 15,668,000	$ 11,447,000	$ 37,048,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Comprehensive Income

Years Ended December 30, 2017, December 31, 2016 and January 2, 2016

	2017	2016	2015

Net income	$15,668,000	$11,447,000	$37,048,000
Other comprehensive income (loss):
Foreign currency translation	524,000	(2,413,000)	(2,407,000)
Other comprehensive income (loss)	524,000	(2,413,000)	(2,407,000)
Comprehensive income	$16,192,000	$ 9,034,000	$34,641,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Members’ Equity

Years Ended December 30, 2017, December 31, 2016 and January 2, 2016

	Accumulated
	Other		Total
	Comprehensive	Members’	Members’
	Income (Loss)	Equity	Equity

Balance at January 3, 2015	$ (1,798,000)	$355,522,000	$353,724,000
Net income	-	37,048,000	37,048,000
Foreign currency translation	(2,407,000)	-	(2,407,000)
Dividends paid	-	(10,046,000)	(10,046,000)
Balance at January 2, 2016	(4,205,000)	382,524,000	378,319,000
Net income	-	11,447,000	11,447,000
Foreign currency translation	(2,413,000)	-	(2,413,000)
Dividends paid	-	(2,307,000)	(2,307,000)
Balance at December 31, 2016	(6,618,000)	391,664,000	385,046,000
Net income	-	15,668,000	15,668,000
Foreign currency translation	524,000	-	524,000
Dividends paid	-	(23,532,000)	(23,532,000)
Balance at December 30, 2017	$ (6,094,000)	$383,800,000	$377,706,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Cash Flows

Years Ended December 30, 2017, December 31, 2016 and January 2, 2016

	2017	2016	2015

Cash flows from operating activities
Net income	$ 15,668,000	$ 11,447,000	$ 37,048,000
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation	39,306,000	44,951,000	41,922,000
Loss on impairment of property, plant and equipment	309,000	-	-
Gain on disposals of property, plant and equipment	(429,000)	(138,000)	(938,000)
Amortization of deferred financing costs	208,000	187,000	188,000
Deferred income taxes	(81,000)	(119,000)	(45,000)
Net change in derivative instruments	(521,000)	364,000	(1,023,000)
Gain on purchase of manufacturing assets	-	-	(9,382,000)
Changes in operating assets and liabilities
Trade accounts receivable, net	(16,309,000)	6,220,000	21,433,000
Other receivables	208,000	721,000	(2,000)
Income tax receivable	(97,000)	34,000	275,000
Value added tax receivable	(303,000)	873,000	(671,000)
Due to/from affiliates, net	533,000	(1,099,000)	(2,523,000)
Inventories	14,934,000	(10,924,000)	4,386,000
Prepaid expenses and other assets	(591,000)	(59,000)	212,000
Other noncurrent assets	9,000	526,000	(494,000)
Trade accounts payable	12,438,000	(657,000)	3,769,000
Accrued expenses and other liabilities	(44,000)	(1,825,000)	(366,000)
Deferred revenue	(32,000)	(32,000)	(1,793,000)
Other noncurrent liabilities	(165,000)	369,000	(381,000)
Net cash provided by operating activities	65,041,000	50,839,000	91,615,000
Cash flows from investing activities
Purchase of manufacturing assets	-	-	(13,340,000)
Purchases of property, plant and equipment	(20,558,000)	(26,307,000)	(57,041,000)
Proceeds from disposal of property,
plant and equipment	740,000	328,000	1,452,000
Net cash used in investing activities	(19,818,000)	(25,979,000)	(68,929,000)

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Cash Flows

Years Ended December 30, 2017, December 31, 2016 and January 2, 2016

	2017	2016	2015

Cash flows from financing activities
Borrowings from affiliate	$ -	$ -	$ 25,000,000
Repayment of borrowings from affiliate	-	(5,000,000)	(40,000,000)
Payment of deferred financing costs	(520,000)	-	-
Dividends paid	(23,532,000)	(2,307,000)	(10,046,000)
Net cash used in financing activities	(24,052,000)	(7,307,000)	(25,046,000)

Effect of exchange rate on cash and cash equivalents	42,000	(137,000)	(105,000)
Net increase (decrease) in cash and cash equivalents	21,213,000	17,416,000	(2,465,000)
Cash and cash equivalents
Beginning of year	26,362,000	8,946,000	11,411,000
End of year	$ 47,575,000	$ 26,362,000	$ 8,946,000
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$ -	$ 7,000	$ 290,000
Taxes	1,121,000	303,000	429,000
Noncash proceeds from disposal of property, plant
and equipment	848,000	-	-
Accrued purchases of property, plant and equipment	2,984,000	2,702,000	2,878,000

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

On January 1, 2012, Mills contributed its interest in the Company to its newly formed parent company, Parkdale, Incorporated (“Parkdale, Inc.” or the “Parent”).

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

All significant intercompany transactions and accounts have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year end is the Saturday nearest to December 31. The Company’s fiscal years 2017, 2016, and 2015 ended on December 30, 2017, December 31, 2016, and January 2, 2016, respectively. Such fiscal years contained 52 weeks.

Operations

The Company is a producer of cotton and synthetic yarns for sale to the textile and apparel industries, both foreign and domestic. As of December 30, 2017, the Company has 13 manufacturing facilities located in North America.  The Company incurred $1,669,000 in facility costs concurrent with realigning and consolidating manufacturing facilities.  The costs relate primarily to relocation of manufacturing equipment and are recorded as a component of impairment and realignment costs.

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

Concentration of Credit Risk

Substantially all of the Company’s accounts receivable is due from companies in the textile and apparel markets located primarily throughout North America. The Company generally does not require collateral for its accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Allowances provided for doubtful accounts were $2,443,000 and $2,737,000 as of December 30, 2017 and December 31, 2016, respectively.

Sales to five customers accounted for approximately 78%, 81%, and 77% of total sales during fiscal years 2017, 2016, and 2015, respectively. As of December 30, 2017 and December 31, 2016, accounts receivable from five customers composed 73% and 80%, respectively, of total gross accounts receivable outstanding.

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

Level 1 – Observable inputs, such as quoted prices in active markets

Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3 – Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions

The Company’s derivative instruments represent the only balances which are measured at fair value on a recurring basis. The fair value of derivative instruments is based on quoted prices in active markets (Level 1 for cotton futures contracts). See Note 9 for separate disclosure of derivatives measured at fair value.

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

Assets Held for Sale

Assets held for sale represent those assets that are not in use and management is actively marketing for sale.  Depreciation of such assets has ceased.  At December 30, 2017, such assets consist primarily of three buildings that were previously used as manufacturing buildings.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets to determine impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  In fiscal year 2017, there was $309,000 loss on impairment.  In fiscal years 2016 and 2015, no impairment charges were recorded.

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

The Company recognizes income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired.  The Company recognized income of $13,141,000, $14,949,000, and $16,570,000, for the cotton consumption portion of the subsidy earned during the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016, respectively, as a reduction to cost of goods sold in the accompanying statements of operations.

The Company records the portion of the cotton subsidy deemed to be associated with the qualifying capital expenditures as a reduction of the cost of the equipment purchased. The portion of the subsidy earned associated with the qualifying capital expenditures for 2017, 2016 and 2015 was $467,000, $609,000 and $662,000, respectively. These amounts are amortized over the nine year useful life of the corresponding assets on a double declining methodology.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

The Company had receivables totaling $925,000 and $791,000 related to the subsidy program as of December 30, 2017 and December 31, 2016, respectively, which is included as a component of other receivables on the accompanying consolidated balance sheets.

Shipping Costs

The costs to ship products to customers of approximately $22,037,000, $22,196,000, and $24,394,000 during the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016, respectively, are included as a component of cost of goods sold in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued "Revenue From Contracts With Customers" (Accounting Standards Update (“ASU”) 2014-09), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The pronouncement is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As amended by “Revenue From Contracts With Customers: Deferral of the Effective Date” (ASU 2015‑14), this pronouncement is effective for fiscal years beginning after December 15, 2018. The Company expects to elect the modified retrospective method of adoption and is currently evaluating the impact it will have on its consolidated financial statements.  The Company has formed a team to assess the impact of the new pronouncement and is currently reviewing customer contracts.

In February 2016, the FASB issued “Leases” (ASU 2016-02) that requires companies to recognize lease assets and lease liabilities by lessees for all operating leases.  The pronouncement is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements.

2.	Business Combination

On February 27, 2015, the Company acquired certain real property, machinery and equipment, and inventory from a yarn manufacturer (“Seller”) for cash consideration totaling $13,340,000. The acquisition qualified as a business combination. In connection with the acquisition, the Company recorded the assets acquired based on their estimated fair values at the date of acquisition. The results of operations of these facilities have been included in these consolidated financial statements commencing with the date of acquisition. The fair values of acquired real property and machinery and equipment were approximately $19,382,000, and the fair value of acquired inventory was approximately $3,340,000, resulting in a bargain purchase gain of $9,382,000. There were no liabilities assumed in connection with the acquisition. Concurrent with the transaction, the Company and the Seller entered into an eight-year yarn supply agreement with terms approximating market value.

The Company assessed the key valuation assumptions and business combination accounting procedures for this acquisition and believes that the recognition of a bargain purchase gain is appropriate. The most significant factor contributing to the bargain purchase gain was the yarn supply agreement that provides the Seller with the flexibility to meet the changing demands of its customers.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

3.	Inventories

Inventories are stated at the lower of cost or market. Cost was determined using the specific identification method for raw materials, yarn-in-process, and finished yarn inventories. The Company performs periodic assessments to determine the existence of obsolete and slow-moving inventories and records necessary provisions to reduce such inventories to net realizable value. Inventories as of December 30, 2017 and December 31, 2016, consist of the following:

	2017	2016

Cotton and synthetics	$ 53,370,000	$ 60,772,000
Yarn in process	9,767,000	8,643,000
Finished yarn	42,274,000	52,702,000
Supplies	1,773,000	1,472,000
	107,184,000	123,589,000
Less: Inventory reserves	(1,680,000)	(3,151,000)
	$105,504,000	$120,438,000

4.	Property, Plant and Equipment, Net

A summary of property, plant and equipment, net as of December 30, 2017 and December 31, 2016, is as follows:

	Useful
	Lives in
	Years	2017	2016

Land and land improvements	15	$ 9,089,000	$ 10,116,000
Buildings	15 - 39	116,502,000	120,119,000
Machinery and equipment	5 - 9	581,097,000	592,842,000
Office furniture and fixtures	3 - 7	12,064,000	20,593,000
		718,752,000	743,670,000
Less: accumulated depreciation		(557,911,000)	(556,470,000)
Construction in progress		2,367,000	1,753,000
Property, plant and equipment, net		$163,208,000	$188,953,000

Depreciation expense for the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016, was $39,306,000, $44,951,000, and $41,922,000, respectively.

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

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

The Company, through Grupo, computes deferred taxes based on the after tax effects of temporary differences between the basis of assets and liabilities for financial reporting purposes and the basis for income tax reporting purposes, using the applicable statutory tax rates. Summit Holding maintains that the undistributed earnings of Grupo will be indefinitely reinvested in foreign jurisdictions; therefore, no deferred tax liability has been recorded with respect to this subsidiary’s earnings. The Company continues to believe that these earnings are indefinitely reinvested; however, as the Company continues to evaluate the impacts of the Tax Cuts and Jobs Act (the “2017 Tax Act”), the Company may change this assertion in a future period.

In December 2017, H.R.1, formally known as the 2017 Tax Act, was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws. The 2017 Tax Act eliminates the deferral of U.S. income tax on the historical unrepatriated earnings by imposing the Transition Toll Tax, which is a one-time mandatory deemed repatriation tax on undistributed foreign earnings. The Transition Toll Tax is assessed on a U.S. shareholder's share of foreign corporation's accumulated foreign earnings that have not previously been taxed in the U.S. Earnings in the form of cash and cash equivalents will be taxed at a rate of 15.5% and all other earnings will be taxed at a rate of 8.0%. The Company has recorded a provision for the Transition Toll Tax in an amount of $877,000, included in current income tax expense for the year ended December 30, 2017. The Transition Toll Tax liability has been recorded in accrued expenses and other long-term liabilities, in the amounts of $70,000 and $807,000, respectively.  The Transition Toll Tax is subject to change as the Company obtains information necessary to complete the calculations.  The Company will continue to review the technical interpretations of the 2017 Tax Act and other applicable laws, monitor legislative changes, and review U.S. state guidance as it is issued.  The Company expects to complete the analysis of the provisional items by the end of fiscal year 2018.

The provision for income taxes for the years ended December 30, 2017, December 31, 2016, and January 2, 2016, is comprised of the following:

	2017	2016	2015

Current income tax	$1,548,000	$1,145,000	$ 693,000
Deferred income tax	(81,000)	(119,000)	(45,000)
Total income tax	$1,467,000	$1,026,000	$ 648,000

As a result of the elimination of the tax consolidation in Mexico for tax years beginning January 1, 2013, Grupo is required to pay $104,000 in taxes computed under the previous regime over the next year.

The most significant temporary difference that gives rise to deferred tax liabilities is fixed assets. Grupo has recorded a deferred tax liability of $874,000 related to deferred tax basis differences which is included in other long-term liabilities. For Grupo, the effective tax rate differs from the statutory rates primarily due to inflationary adjustments under the Mexican tax regime and non-deductible expenses.

The Company does not believe that it has taken any uncertain tax positions that would require recognition of a contingent liability. The tax returns of Summit Holding for tax years 2014 and forward remain subject to examination by U.S. tax authorities, while the tax years 2006 through 2013 remain subject to examination by U.S. tax authorities to the extent of net operating loss

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

carryforwards, which are not significant. Grupo’s tax returns remain subject to examination by Mexican tax authorities for tax years 2013 and forward.

6.	Deferred Revenue

In connection with a 2009 business combination, the Company received equipment from Hanesbrands, Inc. in 2010 having a fair value of $12,111,000. This equipment was contributed to the Company in connection with a vendor managed inventory program between the Company and Hanesbrands, Inc. The Company recorded the equipment received at its fair value at the date acquired, and recorded deferred revenue which is being amortized over the life of the yarn supply agreement. The remaining deferred revenue related to this agreement was $1,741,000 at January 3, 2015 and was fully recognized during 2015.

Deferred revenue as of December 30, 2017 and December 31, 2016 relates to a government grant that is being amortized over a 16 year life.

7.	Deferred Financing Costs

The Company capitalized financing costs of $520,000 in 2017 related to a new revolving credit facility. There were $158,000 in unamortized deferred financing costs from the prior facility that continue to be associated with the new credit facility.   These costs are being amortized over the term of the debt agreement, which matures on April 26, 2022.  Amortization of these costs totaled $154,000, $187,000, and $188,000 for fiscal years 2017, 2016, and 2015, respectively, and is included as a component of interest expense in the accompanying statements of operations.  In 2017, deferred financing costs of $55,000 were written off related to the extinguished credit facility (See Note 8). Estimated future amortization expense of deferred financing costs is summarized as follows:

Fiscal Year	Amount

2018	$ 136,000
2019	136,000
2020	136,000
2021	136,000
2022	46,000

8.	Long-Term Debt – Related Party

On April 26, 2017, the Company entered into a $175,000,000 related party revolving credit facility with its Parent.  At the Company’s option, borrowings under the facility may be maintained as (1) “Prime Rate” loans or (2) “LIBOR” loans, plus applicable margins ranging from 0.25% to 2.25%.  The agreement includes customary covenants that require the borrower to maintain a minimum interest coverage ratio and restrict its leverage ratio.  The Company was in compliance with these covenants as of December 30, 2017.  There were no outstanding borrowings on the credit facility as of December 30, 2017.  The facility matures April 26, 2022.

The Company previously had a $175,000,000 related party revolving credit facility with its Parent.  Interest was based on (1) “Base Rate” loans or (2) “Eurodollar Loans” (LIBOR), plus applicable margins ranging from 0.00% to 2.49%.  There were no outstanding borrowings on the credit facility as of December 31, 2016.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

9.	Derivative Instruments

All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. Changes in the fair value of the derivatives are recognized in earnings as they occur.

The Company is subject to price risk related to anticipated fixed-price yarn sales. In the normal course of business, under procedures and controls established by the Company’s financial risk management framework, the Company may enter into cotton futures contracts to manage changes in raw material prices in order to protect the gross margin of fixed-price yarn sales. The changes in fair value related to these cotton futures are reflected as an operating activity in the accompanying consolidated statements of cash flows. As of December 30, 2017 and December 31, 2016, the Company has recorded these instruments at their fair value of $1,509,000 and $988,000, respectively, in the accompanying consolidated balance sheets.

	Balance Sheet	Fair Value	Fair Value
	Location	December 30, 2017	December 31, 2016

Derivative assets, commodity contracts
Nonhedges	Derivative assets	$ 2,912,000	$ 2,011,000
Derivative liabilities, commodity contracts
Nonhedges	Derivative liabilities	(6,877,000)	(1,540,000)
Due from broker		5,474,000	517,000
Net derivative asset		$ 1,509,000	$ 988,000

The Company’s derivative instruments are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy. The fair value of the derivative instruments are classified as current assets and liabilities as of December 30, 2017 and December 31, 2016. The Company did not have any assets or liabilities classified as Level 2 or Level 3 at December 30, 2017 and December 31, 2016.

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

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

The Company recorded net gains on forward contracts and cotton purchase agreements designated as derivatives of $2,380,000, $3,565,000, and $10,119,000, for the years ended December 30, 2017, December 31, 2016, and January 2, 2016, respectively. These gains are included in the cost of goods sold in the accompanying consolidated statements of operations.

Collateral is settled daily on these contracts and is shown on the balance sheet as “Due to broker” or “Due from broker”.

10.	Defined Contribution Plan

The Company maintains a defined contribution retirement plan available to substantially all employees. The Company’s contributions are based on a formula for matching employee contributions. The Company incurred costs for this plan of $987,000, $1,003,000, and $973,000, during the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016, respectively.

11.	Related-Party Transactions

Shared Expenses Allocation

The Company and Mills share certain warehousing, distribution and manufacturing expenses that are allocated based on the usages of these services. Amounts charged to the Company for these services were approximately $7,386,000, $10,646,000, and $11,033,000, for the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016, respectively, and are recorded as a component of cost of goods sold.

Parkdale, Inc. incurs certain accounting and administrative expenses that are allocated to the Company and Mills based upon a weighted average of certain key indicators, including, but not limited to, pounds of yarn sold and net sales. Amounts charged to the Company by Parkdale, Inc., were approximately $10,777,000, $11,476,000, and $10,476,000 for the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016, respectively and are recorded as a component of general and administrative expenses.

Due to and from Affiliates

Due to and from affiliates as of December 30, 2017 and December 31, 2016, consists of the following:

	2017	2016

Due from Parkdale Mills de Honduras	$ 242,000	$ 47,000
Due from U.S. Cotton, LLC	215,000	112,000
Due from affiliates	$ 457,000	$ 159,000
Due to Mills and subsidiary	3,583,000	1,548,000
Due to D'sky DSC S.R.L.	70,000	22,000
Due to Parkdale Mills de El Salvador	114,000	10,000
Due to Parkdale Inc.	2,734,000	2,561,000
Due to affiliates	$ 6,501,000	$ 4,141,000

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

Amounts due to and from affiliates result from intercompany charges related to inventory purchases, accounts receivable collections, payroll tax payments, and the administrative expense allocation.

Other

The Company entered into a revolving credit facility with its parent company in fiscal year 2017. See also Note 8.

12.	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for various buildings, vehicles, and office equipment. Future minimum lease payments during the remaining noncancelable lease terms as of December 30, 2017, are as follows:

2018	$ 257,000
2019	21,000
Total minimum lease payments	$ 278,000

Rent expense for the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016, was $440,000, $577,000, and $619,000, respectively.

Purchase and Sales Commitments

At December 30, 2017 and December 31, 2016, the Company had unfulfilled cotton purchase commitments, at varying prices, for approximately 433,168,000 and 419,953,000 pounds of cotton, respectively, to be used in the production process. These contracts are generally effective for approximately one year. At December 30, 2017, December 31, 2016, and January 2, 2016, the Company had unfulfilled yarn sales contracts, at varying prices, with various customers that are not expected to result in any loss to the Company.

Contingencies

The Company is involved in various legal actions and claims arising in the normal course of business. Management believes that the resolution of such matters will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

13.	Members’ and Stockholders’ Equity

The annual net income of Grupo is subject to the Mexican legal requirement that 5% thereof be transferred to a legal reserve each year until the reserve equals 20% of capital stock. This reserve may not be distributed to the stockholders during the existence of Grupo, except in the form of stock dividends. The legal reserve for Grupo has not been met as of December 30, 2017.

14.	Subsequent Events

The Company evaluated transactions occurring after December 30, 2017 in accordance with ASC Topic 855, Subsequent Events, through March 28, 2018, which is the date the financial statements were available for issuance.