Form 10-Q
period 2018-03-25
UNIFI INC
filed 2018-05-02
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2018

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

As of April 26, 2018, there were 18,335,727 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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

UNIFI, INC.

FORM 10-Q

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 25, 2018

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 25, 2018	June 25, 2017
ASSETS
Cash and cash equivalents	$40,576	$35,425
Receivables, net	87,427	81,121
Inventories	121,293	111,405
Income taxes receivable	10,645	9,218
Other current assets	7,178	6,468
Total current assets	267,119	243,637
Property, plant and equipment, net	203,713	203,388
Deferred income taxes	4,030	2,194
Investments in unconsolidated affiliates	112,249	119,513
Other non-current assets	3,781	2,771
Total assets	$590,892	$571,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$41,006	$41,499
Accrued expenses	16,039	16,144
Income taxes payable	2,378	1,351
Current portion of long-term debt	17,076	17,060
Total current liabilities	76,499	76,054
Long-term debt	108,558	111,382
Other long-term liabilities	10,904	11,804
Deferred income taxes	4,850	11,457
Total liabilities	200,811	210,697

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,328,285 and 18,229,777 shares issued and outstanding as of March 25, 2018 and June 25, 2017, respectively)	1,833	1,823
Capital in excess of par value	56,199	51,923
Retained earnings	360,878	339,940
Accumulated other comprehensive loss	(28,829)	(32,880)
Total Unifi, Inc. shareholders’ equity	390,081	360,806
Non-controlling interest	—	—
Total shareholders’ equity	390,081	360,806
Total liabilities and shareholders’ equity	$590,892	$571,503

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Net sales	$165,867	$160,896	$497,587	$476,020
Cost of sales	149,311	139,766	435,063	409,213
Gross profit	16,556	21,130	62,524	66,807
Selling, general and administrative expenses	13,846	13,000	41,335	37,278
Provision (benefit) for bad debts	27	(92)	(104)	(554)
Other operating expense (income), net	1,100	(885)	1,763	(636)
Operating income	1,583	9,107	19,530	30,719
Interest income	(182)	(126)	(444)	(455)
Interest expense	1,187	825	3,562	2,431
Loss on sale of business	—	—	—	1,662
Equity in earnings of unconsolidated affiliates	(544)	(1,600)	(3,842)	(2,073)
Income before income taxes	1,122	10,008	20,254	29,154
Provision (benefit) for income taxes	946	831	(684)	6,481
Net income including non-controlling interest	176	9,177	20,938	22,673
Less: net loss attributable to non-controlling interest	—	—	—	(498)
Net income attributable to Unifi, Inc.	$176	$9,177	$20,938	$23,171

Net income attributable to Unifi, Inc. per common share:
Basic	$0.01	$0.50	$1.15	$1.28
Diluted	$0.01	$0.50	$1.12	$1.26

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Net income including non-controlling interest	$176	$9,177	$20,938	$22,673
Other comprehensive income:
Foreign currency translation adjustments	1,047	1,370	1,571	11
Foreign currency translation adjustments for an unconsolidated affiliate	439	485	(154)	(38)
Changes in interest rate swaps	1,142	15	2,634	53
Other comprehensive income, net	2,628	1,870	4,051	26
Comprehensive income including non-controlling interest	2,804	11,047	24,989	22,699
Less: comprehensive loss attributable to non-controlling interest	—	—	—	(498)
Comprehensive income attributable to Unifi, Inc.	$2,804	$11,047	$24,989	$23,197

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	March 25, 2018	March 26, 2017
Cash and cash equivalents at beginning of year	$35,425	$16,646
Operating activities:
Net income including non-controlling interest	20,938	22,673
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(3,842)	(2,073)
Distributions received from unconsolidated affiliates	11,226	1,500
Depreciation and amortization expense	16,844	14,887
Non-cash compensation expense	4,878	2,473
Loss on sale of business	—	1,662
Excess tax benefit on stock-based compensation plans	—	(1,168)
Deferred income taxes	(8,441)	6,305
Other, net	(180)	(980)
Changes in assets and liabilities:
Receivables, net	(6,084)	(3,581)
Inventories	(9,424)	(5,720)
Other current assets	(493)	1,221
Income taxes	(464)	(8,787)
Accounts payable and accrued expenses	(323)	1,246
Other, net	354	(372)
Net cash provided by operating activities	24,989	29,286

Investing activities:
Capital expenditures	(17,091)	(27,875)
Other, net	—	(179)
Net cash used in investing activities	(17,091)	(28,054)

Financing activities:
Proceeds from ABL Revolver	80,200	93,000
Payments on ABL Revolver	(70,500)	(88,100)
Proceeds from ABL Term Loan	—	14,500
Payments on ABL Term Loan	(7,500)	(7,250)
Payments on capital lease obligations	(5,286)	(3,218)
Proceeds from stock option exercises	219	2,617
Excess tax benefit on stock-based compensation plans	—	1,168
Other	(597)	(429)
Net cash (used in) provided by financing activities	(3,464)	12,288

Effect of exchange rate changes on cash and cash equivalents	717	65
Net increase in cash and cash equivalents	5,151	13,585
Cash and cash equivalents at end of period	$40,576	$30,231

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

All amounts, except per share amounts, are presented in thousands (000s), except as otherwise noted.

The fiscal quarter for Unifi, Inc. and its subsidiary in El Salvador ended on March 25, 2018, the last Sunday in March. The fiscal quarter for Unifi, Inc.’s Brazilian, Chinese, Colombian and Sri Lankan subsidiaries ended on March 31, 2018.  There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ subsequent fiscal quarter end.  The three-month and nine-month periods ended March 25, 2018 and March 26, 2017 each consisted of 13 and 39 fiscal weeks, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. While UNIFI has not yet determined the full effect of the new guidance on its ongoing financial reporting, as of June 25, 2017, UNIFI had approximately $6,400 of future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and did not enter into any new material operating lease agreements during the nine months ended March 25, 2018. The new lease guidance is effective for UNIFI’s fiscal 2020, and early adoption is permitted.

In connection with the SEC Staff Announcement on July 20, 2017 relating to the transition to ASU No. 2014-09 and ASU No. 2016-02, due to its status as a significant subsidiary of Unifi, Inc., PAL expects to adopt (i) the new revenue recognition guidance in its fiscal 2019 and (ii) the new lease guidance in its fiscal 2020.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU is intended to clarify the definition of a business and reduce the complexity of evaluating transactions that are more akin to asset acquisitions. UNIFI early adopted ASU No. 2017-01 in the three months ended March 25, 2018. There are no current period or historical adjustments to UNIFI’s financial statements required in connection with adoption of the ASU. Any transaction that is required to be evaluated under the ASU is accounted for prospectively.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including the accounting and classification of the respective income tax impacts, forfeitures and statutory withholding requirements. UNIFI adopted the ASU in the three months ended September 24, 2017, on a prospective basis. The adoption resulted in a $214 decrease to the provision for income taxes for excess tax benefits and an immaterial increase in potential dilutive weighted average shares for the nine months ended March 25, 2018. In connection with the adoption of the ASU, UNIFI has elected to recognize forfeitures as they occur, and there is no corresponding retrospective adjustment to retained earnings. Additionally, UNIFI is presenting the change in classification of excess tax benefits in the condensed consolidated statements of cash flows on a prospective basis.

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

4.  Receivables, Net

Receivables, net consists of the following:

	March 25, 2018	June 25, 2017
Customer receivables	$89,422	$83,291
Allowance for uncollectible accounts	(2,122)	(2,222)
Reserves for yarn quality claims	(743)	(1,278)
Net customer receivables	86,557	79,791
Other receivables	870	1,330
Total receivables, net	$87,427	$81,121

There have been no material changes in UNIFI’s allowance for uncollectible accounts since June 25, 2017.

The changes in UNIFI’s reserves for yarn quality claims were as follows:

Reserves for Yarn Quality Claims
Balance at June 25, 2017	$(1,278)
Charged to costs and expenses	(843)
Translation activity	(19)
Deductions	1,397
Balance at March 25, 2018	$(743)

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

5.  Inventories

Inventories consists of the following:

	March 25, 2018	June 25, 2017
Raw materials	$45,210	$36,748
Supplies	7,192	6,104
Work in process	8,012	7,399
Finished goods	63,049	63,121
Gross inventories	123,463	113,372
Inventory reserves	(2,170)	(1,967)
Total inventories	$121,293	$111,405

6.  Property, Plant and Equipment, Net

Property, plant and equipment, net (“PP&E”) consists of the following:

	March 25, 2018	June 25, 2017
Land	$2,938	$2,931
Land improvements	15,118	15,066
Buildings and improvements	158,590	157,115
Assets under capital leases	34,568	34,568
Machinery and equipment	590,952	579,211
Computers, software and office equipment	19,282	19,360
Transportation equipment	4,988	4,798
Construction in progress	7,214	7,371
Gross property, plant and equipment	833,650	820,420
Less: accumulated depreciation	(623,240)	(612,355)
Less: accumulated amortization – capital leases	(6,697)	(4,677)
Total PP&E	$203,713	$203,388

Depreciation expense and repair and maintenance expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Depreciation expense	$5,387	$4,733	$15,747	$13,433
Repair and maintenance expenses	5,024	4,770	14,528	13,524

7.  Accrued Expenses

Accrued expenses consists of the following:

	March 25, 2018	June 25, 2017
Payroll and fringe benefits	$11,010	$10,469
Other	5,029	5,675
Total accrued expenses	$16,039	$16,144

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

Notes to Condensed Consolidated Financial Statements (Continued)

8.  Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	March 25, 2018	March 25, 2018	June 25, 2017
ABL Revolver	March 2020	3.1%	$19,000	$9,300
ABL Term Loan (1)	March 2020	3.4%	87,500	95,000
Capital lease obligations	(2)	3.7%	19,882	25,168
Total debt			126,382	129,468
Current portion of capital lease obligations			(7,076)	(7,060)
Current portion of other long-term debt			(10,000)	(10,000)
Unamortized debt issuance costs			(748)	(1,026)
Total long-term debt			$108,558	$111,382

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for capital lease obligations range from July 2018 to November 2027.

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2018 and the fiscal years thereafter:

	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter
ABL Revolver	$—	$—	$19,000	$—	$—	$—
ABL Term Loan	2,500	10,000	75,000	—	—	—
Capital lease obligations	1,774	6,996	5,519	2,624	2,417	552
Total	$4,274	$16,996	$99,519	$2,624	$2,417	$552

9.  Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	March 25, 2018	June 25, 2017
Uncertain tax positions	$5,409	$5,077
Other	5,495	6,727
Total other long-term liabilities	$10,904	$11,804

Other primarily includes UNIFI’s unfunded supplemental key employee post-employment plan, certain retiree and post-employment medical and disability liabilities, deferred revenue and deferred energy incentive credits.

10.  Income Taxes

The provision (benefit) for income taxes was as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Provision (benefit) for income taxes	$946	$831	$(684)	$6,481
Effective tax rate	84.3%	8.3%	(3.4)%	22.2%

H.R. 1, formerly known as the Tax Cuts and Jobs Act, was enacted on December 22, 2017.  H.R. 1 includes significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time mandatory deemed repatriation of foreign earning and profits (the “toll charge”), deductions, credits and business-related exclusions.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

The permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% was effective January 1, 2018. When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment. As a result of H.R. 1, UNIFI has calculated a U.S. federal corporate income tax rate of 28.27% for its fiscal 2018 tax year.

The effective tax rate for the three months ended March 25, 2018 is higher than the U.S. statutory tax rate primarily due to an increase in the valuation allowance for the Company’s investment in PAL, the rate change impact on a U.S. net loss carryforward generated in the current period that will be used at a lower tax rate in the future, and additional limitations on the deductibility of compensation under Section 162(m) of the Internal Revenue Code of 1986 as amended (the “IRC”).

The effective tax rate for the nine months ended March 25, 2018 is lower than the U.S. statutory tax rate primarily due to the one-time tax benefit resulting from the revaluation of UNIFI’s domestic deferred tax balances for the lower U.S. statutory tax rate, the release of a valuation allowance on certain historical net operating losses (“NOLs”) and foreign income being taxed at lower rates. These benefits were partially offset by a provisional amount for the toll charge, net of foreign tax credits, and losses in tax jurisdictions for which no tax benefit can currently be recognized.

The effective tax rates for the three and nine months ended March 26, 2017 are lower than the U.S. statutory tax rate primarily due to foreign income being taxed at lower rates and a decrease in the valuation allowance for the Company’s investment in PAL, partially offset by losses in tax jurisdictions for which no tax benefit could be recognized and state and local income taxes net of federal benefits. Additionally, the effective tax rates for the three months and nine months ended March 26, 2017 include the benefit of increased research and development credits, partially offset by a corresponding reduction in the domestic production activities deduction.

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

Specific to the toll charge, UNIFI has recorded a $1,600 provisional charge, net of foreign tax credits, based on the following estimates: (i) earnings and profits of foreign jurisdictions that will not be complete until the end of fiscal 2018, (ii) the aggregate cash position at June 24, 2018 and (iii) finalization of taxes paid in foreign jurisdictions. Additionally, the estimates have been made based on UNIFI’s interpretation of H.R. 1. The U.S. Treasury has indicated in Notice 2018-07 and Notice 2018-26 that it expects to issue further guidance to clarify certain technical aspects of H.R. 1, which could impact UNIFI’s computations and provisional amounts recorded.

During the three months ended March 25, 2018, UNIFI recorded a $100 decrease to the provisional amount of the toll charge, net of foreign tax credits and valuation allowance, which created an effective rate benefit of less than one percent. The measurement period adjustments are primarily due to refined estimates based on guidance issued by the U.S. Internal Revenue Service and the U.S. Treasury during the quarter.

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

UNIFI also regularly assesses whether it is more-likely-than-not that some portion or all of its deferred tax assets will not be realized.  UNIFI considers the scheduled reversal of taxable temporary differences, taxable income in carryback years, projected future taxable income and tax planning strategies in making this assessment.  Since UNIFI operates in multiple jurisdictions, the assessment is made on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law.  Due to new facts and circumstances in the second quarter of fiscal 2018, UNIFI has determined it can utilize certain NOLs to offset future taxable income and has reduced the corresponding valuation allowance by $3,807.  There was also a reduction to valuation allowances on U.S. deferred tax assets in the prior quarter as a result of the lower U.S. statutory tax rate under H.R. 1. UNIFI has increased the valuation allowance for foreign tax credits generated by the toll charge that cannot be claimed in the year of the mandatory repatriation.

The components of UNIFI’s deferred tax valuation allowance are as follows:

	March 25, 2018	June 25, 2017
Investment in a former domestic unconsolidated affiliate	$(3,958)	$(6,269)
Equity-method investment in PAL	(1,248)	(1,520)
Certain losses carried forward (1)	(1,548)	(5,924)
State NOLs	(108)	(108)
Other foreign NOLs (2)	(2,836)	(3,347)
Foreign tax credits	(1,836)	(789)
Total deferred tax valuation allowance	$(11,534)	$(17,957)

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(1)	Certain U.S. NOLs and capital losses outside the U.S. consolidated tax filing group.
(2)	Presented net of certain NOL carryforward deferred tax assets.

11.  Shareholders’ Equity

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 25, 2017	18,230	$1,823	$51,923	$339,940	$(32,880)	$360,806
Options exercised	71	7	212	—	—	219
Conversion of restricted stock units	29	3	(3)	—	—	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(6)	(1)	(196)	—	—	(197)
Stock-based compensation	4	1	4,263	—	—	4,264
Other comprehensive income, net of tax	—	—	—	—	4,051	4,051
Net income	—	—	—	20,938	—	20,938
Balance at March 25, 2018	18,328	$1,833	$56,199	$360,878	$(28,829)	$390,081

No dividends were paid during the nine months ended March 25, 2018 or in the two most recently completed fiscal years.

12.  Stock-Based Compensation

The following table provides information as of March 25, 2018 with respect to the number of securities remaining available for future issuance under the Unifi, Inc. 2013 Incentive Compensation Plan (the “2013 Plan”):

Authorized under the 2013 Plan	1,000
Plus: Certain awards expired, forfeited or otherwise terminated unexercised	343
Less: Awards granted to employees	(720)
Less: Awards granted to non-employee directors	(136)
Available for issuance under the 2013 Plan	487

During the nine months ended March 25, 2018 and March 26, 2017, UNIFI granted stock options to purchase 73 and 128 shares of common stock, respectively.

During the nine months ended March 25, 2018 and March 26, 2017, UNIFI granted 116 and 31 restricted stock units (“RSUs”), respectively.

13.  Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

UNIFI may use derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates.  UNIFI does not enter into derivative contracts for speculative purposes. The following table presents details regarding UNIFI’s hedging activities:

	For the Three Months Ended		For the Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Interest expense	$1,187	$825	$3,562	$2,431
Increase in fair value of interest rate swaps	(1,142)	(67)	(2,634)	(254)
Impact of interest rate swaps on interest expense	65	36	319	172

For the nine months ended March 25, 2018 and March 26, 2017, there were no significant changes to UNIFI’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

14.  Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 25, 2017	$(32,372)	$(508)	$(32,880)
Other comprehensive income, net of tax	1,417	2,634	4,051
Balance at March 25, 2018	$(30,955)	$2,126	$(28,829)

A summary of the after-tax effects of the components of other comprehensive income, net for the three-month and nine-month periods ended March 25, 2018 and March 26, 2017 is included in the accompanying condensed consolidated statements of comprehensive income.

15.  Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Net income attributable to Unifi, Inc.	$176	$9,177	$20,938	$23,171
Basic weighted average shares	18,309	18,210	18,275	18,105
Net potential common share equivalents – stock options and RSUs	392	283	342	315
Diluted weighted average shares	18,701	18,493	18,617	18,420
Excluded from diluted weighted average shares:
Anti-dilutive common share equivalents	96	261	163	315

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

16.  Investments in Unconsolidated Affiliates and Variable Interest Entities

UNIFI currently maintains investments in three entities classified as unconsolidated affiliates: PAL; U.N.F. Industries, Ltd. (“UNF”); and UNF America LLC (“UNFA”). As of March 25, 2018, UNIFI’s investment in PAL was $109,440 and UNIFI’s combined investments in UNF and UNFA were $2,809, each of which is reflected within investments in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.

Parkdale America, LLC

PAL is a limited liability company treated as a partnership for income tax reporting purposes.  UNIFI accounts for its investment in PAL using the equity method of accounting.  PAL is subject to price risk related to anticipated fixed-price yarn sales.  To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices.  The derivative instruments used are listed and traded on an exchange and are valued using quoted prices classified within Level 1 of the fair value hierarchy.  As of March 2018, PAL had no futures contracts designated as cash flow hedges.

The reconciliation between UNIFI’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of March 25, 2018	$127,531
Initial excess capital contributions	53,363
Impairment charge recorded by UNIFI in fiscal 2007	(74,106)
Anti-trust lawsuit against PAL in which UNIFI did not participate	2,652
Investment as of March 25, 2018	$109,440

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

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The agreement has no stated minimum purchase

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

quantities and pricing is negotiated every six months, based on market rates.  As of March 25, 2018, UNIFI’s open purchase orders related to this agreement were $5,686.

UNIFI’s raw material purchases under this supply agreement consist of the following:

	For the Nine Months Ended
	March 25, 2018	March 26, 2017
UNF	$1,463	$1,676
UNFA	16,291	14,910
Total	$17,754	$16,586

As of March 25, 2018 and June 25, 2017, UNIFI had combined accounts payable due to UNF and UNFA of $2,692 and $2,301, respectively.

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

	As of March 25, 2018			As of June 25, 2017
	PAL	Other	Total	PAL	Other	Total
Current assets	$267,775	$9,967	$277,742	$247,820	$10,340	$258,160
Noncurrent assets	165,940	923	166,863	183,418	1,039	184,457
Current liabilities	54,943	3,773	58,716	54,389	3,588	57,977
Noncurrent liabilities	3,683	—	3,683	3,263	—	3,263
Shareholders’ equity and capital accounts	375,089	7,117	382,206	373,586	7,791	381,377

UNIFI’s portion of undistributed earnings	40,113	1,153	41,266	46,248	1,916	48,164

	For the Three Months Ended March 25, 2018			For the Three Months Ended March 26, 2017
	PAL	Other	Total	PAL	Other	Total
Net sales	$199,473	$5,764	$205,237	$202,216	$5,403	$207,619
Gross profit	6,078	1,001	7,079	8,728	1,118	9,846
Income from operations	80	601	681	6,102	680	6,782
Net income	1,409	611	2,020	3,905	581	4,486
Depreciation and amortization	9,081	48	9,129	9,612	46	9,658

Cash received by PAL under cotton rebate program	3,220	—	3,220	3,163	—	3,163
Earnings recognized by PAL for cotton rebate program	3,386	—	3,386	3,592	—	3,592

Distributions received	1,798	750	2,548	—	—	—

	For the Nine Months Ended March 25, 2018			For the Nine Months Ended March 26, 2017
	PAL	Other	Total	PAL	Other	Total
Net sales	$578,841	$18,213	$597,054	$561,190	$16,461	$577,651
Gross profit	22,167	3,583	25,750	15,989	3,646	19,635
Income from operations	8,114	2,295	10,409	4,114	2,274	6,388
Net income	8,357	2,327	10,684	2,541	2,191	4,732
Depreciation and amortization	29,566	142	29,708	32,796	130	32,926

Cash received by PAL under cotton rebate program	10,162	—	10,162	10,925	—	10,925
Earnings recognized by PAL for cotton rebate program	9,832	—	9,832	10,388	—	10,388

Distributions received	8,976	2,250	11,226	—	1,500	1,500

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

UNIFI continues to own property acquired in the 2004 transaction with INVISTA that has contamination from DuPont’s operations and is monitored by DEQ.  This site has been remediated by DuPont, and DuPont has received authority from DEQ to discontinue further remediation, other than natural attenuation.  Prior to transfer of responsibility to UNIFI, DuPont has a duty to monitor and report the environmental status of the site to DEQ. UNIFI expects to assume that responsibility in calendar 2018 and will be entitled to receive from DuPont seven years of monitoring and reporting costs, less certain adjustments. At that time, UNIFI will assume responsibility for any future remediation of the site. At this time, UNIFI has no basis to determine if or when it will have any obligation to perform further remediation or the potential cost thereof.

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

Related party receivables consists of the following:

	March 25, 2018	June 25, 2017
Salem Global Logistics, Inc.	$5	$6
Total related party receivables (included within receivables, net)	$5	$6

Related party payables consists of the following:

	March 25, 2018	June 25, 2017
Salem Leasing Corporation (included within accounts payable)	$281	$298
Salem Leasing Corporation (capital lease obligation)	893	947
Total related party payables	$1,174	$1,245

Related party transactions in excess of $120 for the current or prior two fiscal years consist of the following amounts for the periods presented:

		For the Three Months Ended		For the Nine Months Ended
Affiliated Entity	Transaction Type	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Salem Leasing Corporation	Transportation equipment costs and capital lease debt service	$1,028	$643	$2,978	$2,912
Salem Global Logistics, Inc.	Freight service income	35	36	127	88

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

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

In addition to UNIFI’s reportable segments, the selected financial information presented below includes an All Other category. All Other consists primarily of for-hire transportation services and Repreve Renewables, LLC (“Renewables”) (up through December 23, 2016, the date of the sale by UNIFI of its historical 60% equity ownership interest in Renewables). For-hire transportation services revenue is derived from performing common carrier services utilizing UNIFI’s fleet of transportation equipment. Revenue for Renewables was primarily derived from (i) facilitating the use of miscanthus grass as bio-fuel through service agreements and (ii) delivering harvested miscanthus grass to poultry producers for animal bedding.

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

Selected financial information is presented below:

	For the Three Months Ended March 25, 2018
	Polyester	Nylon	International	All Other	Total
Net sales	$88,763	$24,036	$51,989	$1,079	$165,867
Cost of sales	83,948	23,023	41,317	1,023	149,311
Gross profit	4,815	1,013	10,672	56	16,556
Segment depreciation expense	4,022	560	436	66	5,084
Segment Profit	$8,837	$1,573	$11,108	$122	$21,640

	For the Three Months Ended March 26, 2017
	Polyester	Nylon	International	All Other	Total
Net sales	$90,267	$26,987	$42,345	$1,297	$160,896
Cost of sales	81,730	24,656	32,159	1,221	139,766
Gross profit	8,537	2,331	10,186	76	21,130
Segment depreciation expense	3,636	542	317	74	4,569
Segment Profit	$12,173	$2,873	$10,503	$150	$25,699

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

	For the Nine Months Ended March 25, 2018
	Polyester	Nylon	International	All Other	Total
Net sales	$266,817	$75,966	$151,694	$3,110	$497,587
Cost of sales	244,513	68,563	119,050	2,937	435,063
Gross profit	22,304	7,403	32,644	173	62,524
Segment depreciation expense	11,862	1,649	1,249	195	14,955
Segment Profit	$34,166	$9,052	$33,893	$368	$77,479

	For the Nine Months Ended March 26, 2017
	Polyester	Nylon	International	All Other	Total
Net sales	$261,623	$83,784	$126,557	$4,056	$476,020
Cost of sales	234,165	75,693	94,652	4,703	409,213
Gross profit (loss)	27,458	8,091	31,905	(647)	66,807
Segment depreciation expense	10,128	1,582	791	570	13,071
Segment Profit (Loss)	$37,586	$9,673	$32,696	$(77)	$79,878

The reconciliations of segment gross profit (loss) to consolidated income before income taxes are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Polyester	$4,815	$8,537	$22,304	$27,458
Nylon	1,013	2,331	7,403	8,091
International	10,672	10,186	32,644	31,905
All Other	56	76	173	(647)
Segment gross profit	16,556	21,130	62,524	66,807
Selling, general and administrative expenses	13,846	13,000	41,335	37,278
Provision (benefit) for bad debts	27	(92)	(104)	(554)
Other operating expense (income), net	1,100	(885)	1,763	(636)
Operating income	1,583	9,107	19,530	30,719
Interest income	(182)	(126)	(444)	(455)
Interest expense	1,187	825	3,562	2,431
Loss on sale of business	—	—	—	1,662
Equity in earnings of unconsolidated affiliates	(544)	(1,600)	(3,842)	(2,073)
Income before income taxes	$1,122	$10,008	$20,254	$29,154

The reconciliations of segment total assets to consolidated total assets are as follows:

	March 25, 2018	June 25, 2017
Polyester	$272,358	$270,819
Nylon	58,565	57,789
International	96,768	80,824
Segment total assets	427,691	409,432
Other current assets	30,861	27,375
Other PP&E	16,177	14,904
Other non-current assets	3,914	279
Investments in unconsolidated affiliates	112,249	119,513
Total assets	$590,892	$571,503

20.  Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Nine Months Ended
	March 25, 2018	March 26, 2017
Interest, net of capitalized interest of $137 and $577, respectively	$3,254	$2,320
Income taxes, net of refunds	7,824	7,979

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Non-Cash Investing and Financing Activities

As of March 25, 2018 and June 25, 2017, $2,308 and $3,234, respectively, were included in accounts payable for unpaid capital expenditures. As of March 26, 2017 and June 26, 2016, $1,958 and $4,197, respectively, were included in accounts payable for unpaid capital expenditures.

During the nine months ended March 26, 2017, UNIFI completed construction of assets under a construction financing arrangement for which the aggregate present value was $13,235.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended March 25, 2018, while a reference to the “prior period” refers to the three-month period ended March 26, 2017.  A reference to the “current nine-month period” refers to the nine-month period ended March 25, 2018, while a reference to the “prior nine-month period” refers to the nine-month period ended March 26, 2017.  Such references may be accompanied by certain phrases for added clarity.

Our discussions in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in the 2017 Form 10-K.  These discussions focus on our results during, or as of, the three months and nine months ended March 25, 2018 and March 26, 2017, and, to the extent applicable, any material changes from the information discussed in the 2017 Form 10-K or other important intervening developments or information.  These discussions should be read in conjunction with the 2017 Form 10-K for more detailed and background information.

All amounts, except per share amounts, are presented in thousands (000s), except as otherwise noted.

Overview and Significant General Matters

UNIFI’s business focuses on delivering PVA products and solutions to customers and brand partners throughout the world, leveraging an enhanced supply chain that delivers a diverse range of synthetic and recycled fibers and polymers. This strategic and synergistic focus includes a number of supporting pillars, such as investing in commercial expansion; growing our existing portfolio of technologies and capabilities; engaging in strategic partnerships; and investing in UNIFI’s people and teams. UNIFI remains committed to these strategic initiatives, which it believes will increase profitability and generate improved cash flows from operations.

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

Significant highlights for the current period and the current nine-month period include the following, each of which is addressed in more detail below:

•

Net sales for the current period increased $4,971, or 3.1%, to $165,867, compared to $160,896 for the prior period, and increased $4,648, or 2.9%, when excluding the impact of foreign currency translation;

•

Net sales for the current nine-month period increased $21,567, or 4.5%, to $497,587, compared to $476,020 for the prior nine-month period, and increased $19,633, or 4.1%, when excluding the impact of foreign currency translation;

•

Revenues from PVA products for the current period grew 17% compared to the prior period, and represented more than 44% of consolidated net sales; for the current nine-month period, revenues from PVA products grew by more than 15% compared to the prior nine-month period, and represented more than 44% of consolidated net sales;

•	Gross margin was 10.0% for the current period, compared to 13.1% for the prior period, and was 12.6% for the current nine-month period, compared to 14.0% for the prior nine-month period;
•	Operating income was $1,583 for the current period, compared to $9,107 for the prior period, and was $19,530 for the current nine-month period, compared to $30,719 for the prior nine-month period; and
•	Diluted EPS was $0.01 for the current period, compared to $0.50 for the prior period, and was $1.12 for the current nine-month period, compared to $1.26 for the prior nine-month period.

As further addressed below, despite an increase in net sales, UNIFI experienced a number of challenges in its third quarter that combined to have a significant negative impact on profitability.  The primary challenges related to (i) persistently rising raw material costs and an inherent lag in implementing responsive price increases, (ii) suppressed demand in the Polyester and Nylon Segments, (iii) a less-profitable sales mix in all of our segments and (iv) foreign currency losses.

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
•

Adjusted EBITDA, which represents EBITDA adjusted to exclude equity in earnings of PAL, and, from time to time, certain other adjustments necessary to understand and compare the underlying results of UNIFI;

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

Management uses Adjusted EBITDA (i) as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of (a) items directly related to our asset base (primarily depreciation and amortization) and (b) items that we would not expect to occur as a part of our normal business on a regular basis; (ii) for planning purposes, including the preparation of our annual operating budget; (iii) as a valuation measure for assessing our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; and (iv) as one measure in determining the value of other acquisitions and dispositions. Adjusted EBITDA is a key performance metric utilized in the determination of variable compensation. We also believe Adjusted EBITDA is an appropriate supplemental measure of debt service capacity, because it serves as a high-level proxy for cash generated from operations and is relevant to our fixed charge coverage ratio. Equity in earnings of PAL is excluded from Adjusted EBITDA because such results do not reflect our operating performance.

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

Non-GAAP Reconciliations

EBITDA and Adjusted EBITDA

The reconciliations of the amounts reported under GAAP for Net Income to EBITDA and Adjusted EBITDA are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Net income attributable to Unifi, Inc.	$176	$9,177	$20,938	$23,171
Interest expense, net	1,005	699	3,118	1,945
Provision (benefit) for income taxes	946	831	(684)	6,481
Depreciation and amortization expense	5,617	5,067	16,566	14,463
EBITDA	7,744	15,774	39,938	46,060

Equity in earnings of PAL	(479)	(1,345)	(2,957)	(914)
EBITDA excluding PAL	7,265	14,429	36,981	45,146

Loss on sale of business (1)	—	—	—	1,662
Adjusted EBITDA	$7,265	$14,429	$36,981	$46,808
(1)	For the nine months ended March 26, 2017, UNIFI incurred a loss on the sale of its historical investment in Renewables of $1,662.

Amounts presented in the reconciliations above may not be consistent with amounts included in the accompanying condensed consolidated financial statements. Any such inconsistencies are insignificant and are integral to the reconciliations.

Adjusted Net Income and Adjusted EPS

The table below sets forth reconciliations of (i) Income before income taxes (“Pre-tax Income”), Provision for income taxes (“Tax Impact”) and Net Income to Adjusted Net Income and (ii) Diluted EPS to Adjusted EPS. There were no reconciliation adjustments necessary for the three-month periods ended March 25, 2018 and March 26, 2017.

	For the Nine Months Ended March 25, 2018				For the Nine Months Ended March 26, 2017
	Pre-tax Income	Tax Impact	Net Income	Diluted EPS	Pre-tax Income	Tax Impact	Net Income	Diluted EPS
GAAP results	$20,254	$684	$20,938	$1.12	$29,154	$(6,481)	$23,171	$1.26
Certain tax valuation allowance reversal (1)	—	(3,807)	(3,807)	(0.20)	—	—	—	—
Loss on sale of business (2)	—	—	—	—	1,662	—	1,662	0.09
Adjusted results	$20,254	$(3,123)	$17,131	$0.92	$30,816	$(6,481)	$24,833	$1.35

Diluted weighted average common shares outstanding				18,617				18,420
(1)

For the nine months ended March 25, 2018, UNIFI reversed a $3,807 valuation allowance on certain historical NOLs in connection with a tax status change unrelated to the federal tax reform legislation signed into law in December 2017.

(2)

For the nine months ended March 26, 2017, UNIFI incurred a loss on the sale of its historical investment in Renewables of $1,662.  There was no tax impact for this transaction as the loss was non-deductible.

Working Capital and Adjusted Working Capital

See the discussion under the heading “Working Capital” within “Liquidity and Capital Resources” below.

Results of Operations

Three Months Ended March 25, 2018 Compared to Three Months Ended March 26, 2017

Consolidated Overview

The components of Net Income, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts are as follows:

	For the Three Months Ended
	March 25, 2018		March 26, 2017
		% of Net Sales		% of Net Sales	% Change
Net sales	$165,867	100.0	$160,896	100.0	3.1
Cost of sales	149,311	90.0	139,766	86.9	6.8
Gross profit	16,556	10.0	21,130	13.1	(21.6)
Selling, general and administrative expenses	13,846	8.3	13,000	8.1	6.5
Provision (benefit) for bad debts	27	—	(92)	(0.1)	(129.3)
Other operating expense (income), net	1,100	0.7	(885)	(0.6)	(224.3)
Operating income	1,583	1.0	9,107	5.7	(82.6)
Interest expense, net	1,005	0.6	699	0.5	43.8
Equity in earnings of unconsolidated affiliates	(544)	(0.3)	(1,600)	(1.0)	(66.0)
Income before income taxes	1,122	0.7	10,008	6.2	(88.8)
Provision for income taxes	946	0.6	831	0.5	13.8
Net income including non-controlling interest	176	0.1	9,177	5.7	(98.1)
Less: net loss attributable to non-controlling interest	—	—	—	—	—
Net income attributable to Unifi, Inc.	$176	0.1	$9,177	5.7	(98.1)

Consolidated Net Sales

Consolidated net sales for the current period increased by $4,971, or 3.1%, as compared to the prior period.

Consolidated sales volumes increased 9.8%, attributable to continued growth of PVA product sales in the International Segment and plastic bottle flake and twisted yarns sales in the Polyester Segment, partially offset by sales declines for UNIFI’s core yarn portfolio in the NAFTA and CAFTA-DR markets.  Sales continue to expand in the International Segment as our PVA product portfolio resonates with a growing customer base and brand partners. However, both the Polyester and Nylon Segments were unfavorably impacted by lower sales volumes and a weaker sales mix. We believe the softness in the domestic environment continues to be a challenge for the textile supply chain, while our nylon business results also reflect the current global trend of declines in demand for nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices decreased 6.5%, attributable to disproportionate growth of lower-priced plastic bottle flake and staple fiber sales among the Polyester and International Segments, respectively, as well as a lower proportion of nylon products that carry higher selling prices. The decrease in consolidated average sales prices was partially offset by net favorable foreign currency translation compared to the prior period of approximately $300, primarily associated with the strengthening of the Chinese Renminbi (“RMB”), partially offset by the weakening of the Brazilian Real (“BRL”).  PVA products comprised more than 44% of net sales for the current period, while representing approximately 40% of net sales for fiscal 2017.

Consolidated Gross Profit

Gross profit for the current period decreased by $4,574, or 21.6%, as compared to the prior period. For the Polyester Segment, the decline in gross profit was primarily due to an elevated raw material cost environment coupled with a challenging domestic landscape in which achieving corresponding selling price increases was increasingly difficult, a greater mix of lower margin product sales and incremental ramp-up costs. For the International Segment, gross profit increased due to higher volumes, but was unfavorably impacted by disproportionate growth of lower-margin products. For the Nylon Segment, gross profit decreased due in part to a less favorable sales mix and lower sales volumes. Consolidated gross profit for the current period also included approximately $100 of net favorable foreign currency translation reflected mainly in the International Segment.

Further details regarding the changes in net sales and gross profit, by reportable segment, follow.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Three Months Ended
	March 25, 2018		March 26, 2017
		% of Net Sales		% of Net Sales	% Change
Net sales	$88,763	100.0	$90,267	100.0	(1.7)
Cost of sales	83,948	94.6	81,730	90.5	2.7
Gross profit	4,815	5.4	8,537	9.5	(43.6)
Depreciation expense	4,022	4.6	3,636	4.0	10.6
Segment Profit	$8,837	10.0	$12,173	13.5	(27.4)

Segment net sales as a percentage of consolidated amounts	53.5%		56.1%
Segment Profit as a percentage of consolidated amounts	40.8%		47.4%

The change in net sales for the Polyester Segment is as follows:

Net sales for the prior period	$90,267
Decrease in sales volumes	(952)
Net change in average selling price and sales mix	(552)
Net sales for the current period	$88,763

The decrease in net sales for the Polyester Segment was primarily attributable to lower sales of textured, dyed and beamed products, partially offset by higher sales of plastic bottle flake and POY.  The higher sales of plastic bottle flake and POY negatively impacted average selling price and sales mix.

The change in Segment Profit for the Polyester Segment is as follows:

Segment Profit for the prior period	$12,173
Net decrease in underlying margins	(3,207)
Decrease in sales volumes	(129)
Segment Profit for the current period	$8,837

The decrease in Segment Profit for the Polyester Segment was primarily attributable to (i) raw material cost increases that could not be effectively offset with corresponding selling price increases and (ii) the unfavorable sales mix shift towards lower-margin products discussed above in the net sales analysis. UNIFI does attempt to pass on to its customers rises in raw material costs but at times it cannot and, when it can, there typically is a time lag that adversely affects UNIFI during one or more periods. Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of raw materials in the prior quarter.  Pricing adjustments for other customers must be negotiated independently.  In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one fiscal quarter of the raw material price increase for its index priced customers or within two fiscal quarters of the raw material price increase for its non-index priced customers.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Three Months Ended
	March 25, 2018		March 26, 2017
		% of Net Sales		% of Net Sales	% Change
Net sales	$24,036	100.0	$26,987	100.0	(10.9)
Cost of sales	23,023	95.8	24,656	91.4	(6.6)
Gross profit	1,013	4.2	2,331	8.6	(56.5)
Depreciation expense	560	2.3	542	2.0	3.3
Segment Profit	$1,573	6.5	$2,873	10.6	(45.2)

Segment net sales as a percentage of consolidated amounts	14.5%		16.8%
Segment Profit as a percentage of consolidated amounts	7.3%		11.2%

The change in net sales for the Nylon Segment is as follows:

Net sales for the prior period	$26,987
Decrease in sales volumes	(3,551)
Net change in average selling price and sales mix	600
Net sales for the current period	$24,036

The decrease in net sales for the Nylon Segment was primarily attributable to lower sales volumes as a result of soft domestic market conditions in which nylon socks, ladies’ hosiery and intimates have experienced demand declines, partially offset by an improved average selling price/sales mix.

The change in Segment Profit for the Nylon Segment is as follows:

Segment Profit for the prior period	$2,873
Net decrease in underlying margins	(922)
Decrease in sales volumes	(378)
Segment Profit for the current period	$1,573

The decrease in Segment Profit for the Nylon Segment was attributable to a less profitable sales mix and lower volume.

International Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the International Segment, are as follows:

	For the Three Months Ended
	March 25, 2018		March 26, 2017
		% of Net Sales		% of Net Sales	% Change
Net sales	$51,989	100.0	$42,345	100.0	22.8
Cost of sales	41,317	79.5	32,159	75.9	28.5
Gross profit	10,672	20.5	10,186	24.1	4.8
Depreciation expense	436	0.9	317	0.7	37.5
Segment Profit	$11,108	21.4	$10,503	24.8	5.8

Segment net sales as a percentage of consolidated amounts	31.3%		26.3%
Segment Profit as a percentage of consolidated amounts	51.3%		40.9%

The change in net sales for the International Segment is as follows:

Net sales for the prior period	$42,345
Increase in sales volumes	13,757
Net favorable foreign currency translation effects (RMB and BRL)	302
Net change in average selling price and sales mix	(4,415)
Net sales for the current period	$51,989

The increase in net sales for the International Segment was attributable to (i) higher sales volumes from our Asian subsidiaries, primarily relating to our recycled polyester Chip and staple fiber products, with strong demand for REPREVE® and (ii) favorable foreign currency translation due to the strengthening of the RMB versus the U.S. Dollar (“USD”). These benefits were partially offset by (a) a decrease in the average selling price in Asia due to a greater mix of lower-priced product sales and (b) the weakening of the BRL versus the USD.

The RMB weighted average exchange rate was 6.36 RMB/USD and 6.89 RMB/USD for the current period and the prior period, respectively.  The BRL weighted average exchange rate was 3.25 BRL/USD and 3.14 BRL/USD for the current period and the prior period, respectively.

The change in Segment Profit for the International Segment is as follows:

Segment Profit for the prior period	$10,503
Increase in sales volumes	3,405
Net favorable foreign currency translation effects (RMB and BRL)	65
Net decrease in underlying margins	(2,865)
Segment Profit for the current period	$11,108

The increase in Segment Profit for the International Segment was attributable to (i) improved sales volumes and (ii) favorable foreign currency translation effects due to the strengthening of the RMB versus the USD, partially offset by (a) a greater mix of lower-margin product sales in Asia, as addressed above in the net sales analysis, and (b) unfavorable foreign currency translation effects due to the weakening of the BRL versus the USD.

Consolidated Selling, General and Administrative Expenses

The change in selling, general and administrative (“SG&A”) expenses is as follows:

SG&A expenses for the prior period	$13,000
Increase in compensation expenses	1,674
Other net decreases	(828)
SG&A expenses for the current period	$13,846

Total SG&A expenses were higher for the current period compared to the prior period, primarily as a result of an increase in compensation expenses due to talent acquisition and higher incentive compensation expenses, partially offset by other net decreases primarily due to lower fees paid to external service providers in the current period.

Consolidated Provision (Benefit) for Bad Debts

There is no significant activity reflected in the current or prior periods.

Consolidated Other Operating Expense (Income), Net

The change in other operating expense (income), net is primarily attributable to foreign currency losses in the current period, mostly resulting from translation of USDs held by our subsidiary in China, while the prior period includes foreign currency gains stemming from our operations in Brazil.

Consolidated Interest Expense, Net

Interest expense, net increased from the prior period, as reflected below, primarily due to (i) a higher weighted average interest rate resulting from fixing the variable portion of the interest rate on $75,000 of debt principal, beginning in May 2017 and a general increase in market interest rates on the remaining portion of our variable rate debt, (ii) less interest capitalized to project costs and (iii) a prior period favorable mark-to-market adjustment on the historical interest rate swap that terminated in May 2017.

	For the Three Months Ended
	March 25, 2018	March 26, 2017
Interest and fees on the ABL Facility	$952	$723
Other interest	196	238
Subtotal of interest on debt obligations	1,148	961
Other components of interest expense	39	(136)
Total interest expense	1,187	825
Interest income	(182)	(126)
Interest expense, net	$1,005	$699

Consolidated Earnings from Unconsolidated Affiliates

The components of earnings from unconsolidated affiliates are as follows:

	For the Three Months Ended
	March 25, 2018	March 26, 2017
Earnings from PAL	$(479)	$(1,345)
Earnings from nylon joint ventures	(65)	(255)
Total equity in earnings of unconsolidated affiliates	$(544)	$(1,600)

As a percentage of consolidated income before income taxes	48.5%	16.0%

UNIFI’s 34% share of PAL’s earnings decreased in the current period versus the prior period primarily due to margin pressures stemming from rising cotton costs and an inability to quickly raise selling prices accordingly. The earnings from the nylon joint ventures experienced a decrease primarily due to lower volumes for the current period due to overall softness in the nylon market.

Consolidated Income Taxes

The change in consolidated income taxes is as follows:

	For the Three Months Ended
	March 25, 2018	March 26, 2017
Provision for income taxes	$946	$831
Effective tax rate	84.3%	8.3%

The effective tax rate for the three months ended March 25, 2018 is higher than the U.S. statutory tax rate primarily due to an increase in the valuation allowance for the Company’s investment in PAL, the rate change impact on a U.S. net loss carryforward generated in the current period that will be used at a lower tax rate in the future, and additional limitations on the deductibility of compensation under IRC Section 162(m).

The effective tax rate for the three months ended March 26, 2017 is lower than the U.S. statutory tax rate primarily due to foreign income being taxed at lower rates and a decrease in the valuation allowance for the Company’s investment in PAL, partially offset by losses in tax jurisdictions for which no tax benefit could be recognized and state and local income taxes net of federal benefits. Additionally, the effective tax rate for the three months ended March 26, 2017 includes the benefit of increased research and development credits, partially offset by a corresponding reduction in the domestic production activities deduction.

Consolidated Net Income

Net Income for the current period was $176, or $0.01 per diluted share, compared to $9,177, or $0.50 per diluted share, for the prior period.  The decrease was primarily attributable to (i) higher operating expenses stemming primarily from elevated raw material costs, (ii) a weaker sales mix, (iii) comparably unfavorable foreign currency impacts as discussed above under Consolidated Other Operating Expense (Income), Net, (iv) lower earnings from PAL and (v) a higher effective tax rate.

Consolidated Adjusted EBITDA

Adjusted EBITDA for the current period was $7,265, compared to $14,429 for the prior period.  The decrease was primarily attributable to higher operating expenses driven primarily by an increase in raw material costs and comparably unfavorable foreign currency impacts, as addressed in the discussions above.

Results of Operations

Nine Months Ended March 25, 2018 Compared to Nine Months Ended March 26, 2017

Consolidated Overview

The components of Net Income, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts are as follows:

	For the Nine Months Ended
	March 25, 2018		March 26, 2017
		% of Net Sales		% of Net Sales	% Change
Net sales	$497,587	100.0	$476,020	100.0	4.5
Cost of sales	435,063	87.4	409,213	86.0	6.3
Gross profit	62,524	12.6	66,807	14.0	(6.4)
Selling, general and administrative expenses	41,335	8.3	37,278	7.8	10.9
Benefit for bad debts	(104)	—	(554)	(0.1)	(81.2)
Other operating expense (income), net	1,763	0.4	(636)	(0.1)	(377.2)
Operating income	19,530	3.9	30,719	6.4	(36.4)
Interest expense, net	3,118	0.6	1,976	0.4	57.8
Loss on sale of business	—	—	1,662	0.3	nm
Equity in earnings of unconsolidated affiliates	(3,842)	(0.8)	(2,073)	(0.4)	85.3
Income before income taxes	20,254	4.1	29,154	6.1	(30.5)
(Benefit) provision for income taxes	(684)	(0.1)	6,481	1.3	(110.6)
Net income including non-controlling interest	20,938	4.2	22,673	4.8	(7.7)
Less: net loss attributable to non-controlling interest	—	—	(498)	(0.1)	(100.0)
Net income attributable to Unifi, Inc.	$20,938	4.2	$23,171	4.9	(9.6)

nm – Not meaningful

Consolidated Net Sales

Consolidated net sales for the current nine-month period increased by $21,567, or 4.5%, as compared to the prior nine-month period.

Consolidated sales volumes increased 10.6%, attributable to continued growth in sales of recycled polyester Chip and plastic bottle flake in the Polyester Segment and staple fiber and other PVA products in the International Segment. Sales continue to expand in the International Segment as our PVA product portfolio resonates with a growing customer base and brand partners. The increase in sales volumes was partially offset by soft yarn sales in the Polyester and Nylon Segments. We believe the softness in the domestic environment continues to be a challenge for the textile supply chain.  Our nylon business results also reflect the current global trend of declines in demand for nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices decreased 5.8%, attributable to disproportionate growth of lower-priced recycled polyester Chip, plastic bottle flake and staple fiber among the Polyester and International Segments, as well as a lower proportion of nylon products that carry higher selling prices. The decrease in consolidated sales pricing was partially offset by a benefit from net favorable foreign currency translation compared to the prior period of approximately $1,900, primarily associated with the strengthening of the RMB and the BRL.

Consolidated Gross Profit

Gross profit for the current nine-month period decreased by $4,283, or 6.4%, as compared to the prior nine-month period.  For the International Segment, gross profit increased due to sales growth; however, margins were lower due to a less favorable sales mix and pressure from higher costs. For the Polyester Segment, the decline in gross profit was primarily due to higher raw material costs coupled with a lack of corresponding selling price increases, a greater mix of lower margin product sales and incremental depreciation, primarily due to expanded recycling operations. For the Nylon Segment, gross profit decreased due in part to a less favorable sales mix and lower sales volumes. Consolidated gross profit for the current nine-month period also included approximately $500 of favorable foreign currency translation.

Further details regarding the changes in net sales and gross profit, by reportable segment, follow.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts for the Polyester Segment are as follows:

	For the Nine Months Ended
	March 25, 2018		March 26, 2017
		% of Net Sales		% of Net Sales	% Change
Net sales	$266,817	100.0	$261,623	100.0	2.0
Cost of sales	244,513	91.6	234,165	89.5	4.4
Gross profit	22,304	8.4	27,458	10.5	(18.8)
Depreciation expense	11,862	4.4	10,128	3.9	17.1
Segment Profit	$34,166	12.8	$37,586	14.4	(9.1)

Segment net sales as a percentage of consolidated amounts	53.6%		55.0%
Segment Profit as a percentage of consolidated amounts	44.1%		47.1%

The change in net sales for the Polyester Segment is as follows:

Net sales for the prior nine-month period	$261,623
Increase in sales volumes	11,072
Decrease in average selling price and change in sales mix	(5,878)
Net sales for the current nine-month period	$266,817

The increase in net sales for the Polyester Segment was primarily attributable to higher sales of plastic bottle flake, POY and recycled polyester Chip.  However, these changes also drove a weakening of the Polyester Segment sales mix in combination with lower sales volumes of higher-priced textured yarns.

The change in Segment Profit for the Polyester Segment is as follows:

Segment Profit for the prior nine-month period	$37,586
Net decrease in underlying margins	(5,009)
Increase in sales volumes	1,589
Segment Profit for the current nine-month period	$34,166

The decrease in Segment Profit for the Polyester Segment was primarily attributable to raw material cost pressures that were not effectively offset by corresponding selling price increases, along with the unfavorable sales mix shift towards lower-margin products discussed above in the net sales analysis. UNIFI does attempt to pass on to its customers rises in raw material costs but at times it cannot and, when it can, there typically is a time lag that adversely affects UNIFI during one or more periods. Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of raw materials in the prior quarter.  Pricing adjustments for other customers must be negotiated independently.  In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one fiscal quarter of the raw material price increase for its index priced customers or within two fiscal quarters of the raw material price increase for its non-index priced customers.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts for the Nylon Segment are as follows:

	For the Nine Months Ended
	March 25, 2018		March 26, 2017
		% of Net Sales		% of Net Sales	% Change
Net sales	$75,966	100.0	$83,784	100.0	(9.3)
Cost of sales	68,563	90.3	75,693	90.3	(9.4)
Gross profit	7,403	9.7	8,091	9.7	(8.5)
Depreciation expense	1,649	2.2	1,582	1.9	4.2
Segment Profit	$9,052	11.9	$9,673	11.6	(6.4)

Segment net sales as a percentage of consolidated amounts	15.3%		17.6%
Segment Profit as a percentage of consolidated amounts	11.7%		12.1%

The change in net sales for the Nylon Segment is as follows:

Net sales for the prior nine-month period	$83,784
Decrease in sales volumes	(6,947)
Decrease in average selling price and change in sales mix	(871)
Net sales for the current nine-month period	$75,966

The decrease in net sales for the Nylon Segment was primarily attributable to (i) lower sales volumes as a result of soft domestic market conditions in which nylon socks, ladies’ hosiery and intimates have experienced demand declines and (ii) a lower-priced sales mix.

The change in Segment Profit for the Nylon Segment is as follows:

Segment Profit for the prior nine-month period	$9,673
Decrease in sales volumes	(802)
Increase in underlying margins	181
Segment Profit for the current nine-month period	$9,052

The decrease in Segment Profit for the Nylon Segment was attributable to a less profitable sales mix and lower sales volumes, partially offset by periods of improved cost management.

International Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts for the International Segment, are as follows:

	For the Nine Months Ended
	March 25, 2018		March 26, 2017
		% of Net Sales		% of Net Sales	% Change
Net sales	$151,694	100.0	$126,557	100.0	19.9
Cost of sales	119,050	78.5	94,652	74.8	25.8
Gross profit	32,644	21.5	31,905	25.2	2.3
Depreciation expense	1,249	0.8	791	0.6	57.9
Segment Profit	$33,893	22.3	$32,696	25.8	3.7

Segment net sales as a percentage of consolidated amounts	30.5%		26.6%
Segment Profit as a percentage of consolidated amounts	43.7%		40.9%

The change in net sales for the International Segment is as follows:

Net sales for the prior nine-month period	$126,557
Increase in sales volumes	30,456
Net favorable foreign currency translation effects (BRL and RMB)	1,913
Decrease in average selling price and change in sales mix	(7,232)
Net sales for the current nine-month period	$151,694

The increase in net sales for the International Segment was attributable to (i) higher sales volumes from our Asian subsidiaries due to growth in our REPREVE® portfolios, particularly staple fiber and recycled polyester Chip, (ii) higher sales volumes at our Brazilian subsidiary due to increased demand for synthetic yarns, including air-covered PVA products for use in applications such as stretch denim, and (iii) favorable foreign currency translation due to the strengthening of the RMB. These benefits were partially offset by a decrease in the average selling price in Asia due to a greater mix of lower-priced product sales.

The RMB weighted average exchange rate was 6.55 RMB/USD and 6.80 RMB/USD for the current nine-month period and the prior nine-month period, respectively.  The BRL weighted average exchange rate was 3.21 BRL/USD and 3.22 BRL/USD for the current nine-month period and the prior nine-month period, respectively.

The change in Segment Profit for the International Segment is as follows:

Segment Profit for the prior nine-month period	$32,696
Increase in sales volumes	7,868
Net favorable foreign currency translation effects (BRL and RMB)	492
Decrease in underlying margins	(7,163)
Segment Profit for the current nine-month period	$33,893

The increase in Segment Profit for the International Segment was attributable to (i) improved sales volumes and (ii) favorable foreign currency translation effects due to the strengthening of the RMB versus the USD, partially offset by a greater mix of lower-margin product sales in Asia.

Consolidated Selling, General and Administrative Expenses

The change in SG&A expenses is as follows:

SG&A expenses for the prior nine-month period	$37,278
Increase in compensation expenses	4,789
Other net decreases	(732)
SG&A expenses for the current nine-month period	$41,335

Total SG&A expenses were higher for the current nine-month period compared to the prior nine-month period, primarily as a result of an increase in compensation expenses due to talent acquisition and incentive compensation, partially offset by other net decreases primarily due to lower fees paid to external service providers in the current nine-month period.

Consolidated Benefit for Bad Debts

The benefit in the prior nine-month period reflects a decrease in the reserve against specifically identified customer balances in the Polyester and International Segments.

Consolidated Other Operating Expense (Income), Net

The change in other operating expense (income), net is primarily attributable to foreign currency losses in the current period, mostly resulting from changes in the translation of USDs held by our subsidiary in China, while the prior period includes foreign currency gains stemming from our operations in Brazil.

Consolidated Interest Expense, Net

Interest expense, net increased from the prior nine-month period, as reflected below, primarily due to (i) a higher weighted average interest rate resulting from fixing the variable portion of the interest rate on $75,000 of debt principal, beginning in May 2017 and a general increase in market interest rates on the remaining portion of our variable rate debt, (ii) less interest capitalized to project costs and (iii) a prior period favorable mark-to-market adjustment on the historical interest rate swap that terminated in May 2017.

	For the Nine Months Ended
	March 25, 2018	March 26, 2017
Interest and fees on the ABL Facility	$2,789	$2,177
Other interest	633	752
Subtotal of interest on debt obligations	3,422	2,929
Other components of interest expense	140	(498)
Total interest expense	3,562	2,431
Interest income	(444)	(455)
Interest expense, net	$3,118	$1,976

Loss on Sale of Business

On December 23, 2016, UNIFI, through a wholly owned foreign subsidiary, entered into an agreement to sell its historical 60% equity ownership interest in Renewables to the existing third-party joint venture partner for $500 in cash and a release of certain debt obligations. In connection with the transaction, UNIFI recognized a loss on sale of business of $1,662.

Consolidated Earnings from Unconsolidated Affiliates

The components of earnings from unconsolidated affiliates are as follows:

	For the Nine Months Ended
	March 25, 2018	March 26, 2017
Earnings from PAL	$(2,957)	$(914)
Earnings from nylon joint ventures	(885)	(1,159)
Total equity in earnings of unconsolidated affiliates	$(3,842)	$(2,073)

As a percentage of consolidated income before income taxes	19.0%	7.1%

UNIFI’s 34% share of PAL’s earnings increased in the current nine-month period versus the prior nine-month period, primarily attributable to improved operating margins and lower depreciation expense during the first half of fiscal 2018.  The earnings from the nylon joint ventures experienced a decrease primarily due to softness in the nylon market, consistent with the results of the Nylon Segment, as well as higher raw material costs.

Consolidated Income Taxes

The change in consolidated income taxes is as follows:

	For the Nine Months Ended
	March 25, 2018	March 26, 2017
(Benefit) provision for income taxes	$(684)	$6,481
Effective tax rate	(3.4)%	22.2%

The effective tax rate for the current nine-month period is lower than the U.S. statutory tax rate primarily due to the $4,500 tax benefit resulting from the revaluation of UNIFI’s domestic deferred tax balances for the lower U.S. statutory tax rate, the release of a $3,807 valuation allowance and foreign income being taxed at lower rates. These benefits were partially offset by a $1,600 provisional charge for the deemed mandatory repatriation of foreign earnings and profits, net of foreign tax credits, and by losses in tax jurisdictions for which no tax benefit can currently be recognized.

The effective tax rate for the nine months ended March 26, 2017 is lower than the U.S. statutory tax rate primarily due to foreign income being taxed at lower rates and a decrease in the valuation allowance for the Company’s investment in PAL, partially offset by losses in tax jurisdictions for which no tax benefit could be recognized and state and local income taxes net of federal benefits. Additionally, the effective tax rate for the nine months ended March 26, 2017 includes the benefit of increased research and development credits, partially offset by a corresponding reduction in the domestic production activities deduction.

Consolidated Net Income

Net Income for the current nine-month period was $20,938, or $1.12 per diluted share, compared to $23,171, or $1.26 per diluted share, for the prior nine-month period.  The decrease was primarily attributable to higher operating expenses, higher interest expense, and comparably unfavorable foreign currency impacts, partially offset by a significantly lower effective tax rate, higher earnings from PAL and a loss on sale of business in the prior nine-month period.

Consolidated Adjusted EBITDA

Adjusted EBITDA for the current nine-month period was $36,981, compared to $46,808 for the prior nine-month period.  The decrease was primarily attributable to higher operating expenses and comparably unfavorable foreign currency impacts, as addressed in the discussions above.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service and stock repurchases.  UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver.  For the current nine-month period, cash generated from operations was $24,989, and, at March 25, 2018, excess availability under the ABL Revolver was $59,558.

As of March 25, 2018, all of UNIFI’s $126,382 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by such foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of tax planning and financing strategies to ensure that its worldwide cash is available in the locations where it is needed. The following table presents a summary of cash and cash equivalents, liquidity, working capital and total debt obligations as of March 25, 2018 for domestic and foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$370	$40,206	$40,576
Borrowings available under financing arrangements	59,558	—	59,558
Liquidity	$59,928	$40,206	$100,134

Working capital	$83,074	$107,546	$190,620
Total debt obligations	$126,382	$—	$126,382

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

If excess availability under the ABL Revolver falls below the defined Trigger Level, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of March 25, 2018 was $23,438. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

ABL Facility borrowings bear interest at the London Interbank Offer Rate (“LIBOR”) plus an applicable margin of 1.50% to 2.00%, or the Base Rate (as defined below) plus an applicable margin of 0.50% to 1.00%, with interest currently being paid on a monthly basis. The applicable margin is based on (i) the excess availability under the ABL Revolver and (ii) the consolidated leverage ratio, calculated as of the end of each fiscal quarter. The Base Rate means the greater of (a) the prime lending rate as publicly announced from time to time by Wells Fargo Bank, National Association, (b) the Federal Funds Rate plus 0.50% or (c) LIBOR plus 1.00%. UNIFI’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations. There is also a monthly unused line fee under the ABL Revolver of 0.25%. As of March 25, 2018, UNIFI was in compliance with all financial covenants in the Amended Credit Agreement, and the excess availability under the ABL Revolver was $59,558.  At March 25, 2018, the fixed charge coverage ratio was 1.20 to 1.00 and UNIFI had $400 of standby letters of credit, none of which had been drawn upon.

UNIFI currently maintains three interest rate swaps that fix LIBOR at approximately 1.9% on $75,000 of variable-rate debt. Such swaps are scheduled to terminate in May 2022.

Summary of Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	March 25, 2018	March 25, 2018	June 25, 2017
ABL Revolver	March 2020	3.1%	$19,000	$9,300
ABL Term Loan (1)	March 2020	3.4%	87,500	95,000
Capital lease obligations	(2)	3.7%	19,882	25,168
Total debt			126,382	129,468
Current portion of capital lease obligations			(7,076)	(7,060)
Current portion of other long-term debt			(10,000)	(10,000)
Unamortized debt issuance costs			(748)	(1,026)
Total long-term debt			$108,558	$111,382

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2018 and the fiscal years thereafter:

	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter
ABL Revolver	$—	$—	$19,000	$—	$—	$—
ABL Term Loan	2,500	10,000	75,000	—	—	—
Capital lease obligations	1,774	6,996	5,519	2,624	2,417	552
Total	$4,274	$16,996	$99,519	$2,624	$2,417	$552

Working Capital

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	March 25, 2018	June 25, 2017
Cash and cash equivalents	$40,576	$35,425
Receivables, net	87,427	81,121
Inventories	121,293	111,405
Other current assets	17,823	15,686
Accounts payable	(41,006)	(41,499)
Accrued expenses	(16,039)	(16,144)
Other current liabilities	(19,454)	(18,411)
Working capital	$190,620	$167,583

Less: Cash and cash equivalents	(40,576)	(35,425)
Less: Other current assets	(17,823)	(15,686)
Less: Other current liabilities	19,454	18,411
Adjusted Working Capital	$151,675	$134,883

Working capital increased from $167,583 as of June 25, 2017 to $190,620 as of March 25, 2018, while Adjusted Working Capital increased from $134,883 to $151,675. Working capital and Adjusted Working Capital are within our range of expectations based on the composition of the underlying business and global structure.

The increase in cash and cash equivalents reflects the strong performance of our international subsidiaries and the intent to leave cash available in foreign jurisdictions for future expansion. The increase in receivables, net is attributable to higher sales associated with our Asian operation. The increase in inventories is primarily attributable to increased international sales activity, the impact of higher raw material costs and strategic inventory purchases in Brazil due to the timing of favorable tariffs. The increase in other current assets is attributable to an increase in income taxes receivable.  The decreases in accounts payable and accrued expenses are insignificant.  The change in other current liabilities is due to taxes payable for certain of our foreign subsidiaries in connection with strong profits.

Capital Projects

During the current nine-month period, UNIFI invested approximately $17,100 in capital projects, primarily relating to routine maintenance expenditures as well as the completion and start-up of the fourth production line in the REPREVE® Recycling Center, which is intended to increase UNIFI’s capacity to produce recycled polyester Chip for internal consumption and external sales.

Through the remainder of fiscal 2018, UNIFI expects to invest an additional $10,900 in capital projects (for an aggregate fiscal 2018 estimate of $28,000), which include (i) making further improvements in production capabilities and technology enhancements in the Americas and (ii) routine annual maintenance capital expenditures to allow continued efficient production.

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

UNIFI made no repurchases of its shares of common stock during the current nine-month period. As of March 25, 2018, UNIFI had repurchased a total of 806 shares, at an average price of $27.79 (for a total of $22,409, inclusive of commission costs) pursuant to the 2014 SRP. As of March 25, 2018, $27,603 remained available for share repurchases under the 2014 SRP.

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

	For the Nine Months Ended
	March 25, 2018	March 26, 2017
Net income including non-controlling interest	$20,938	$22,673
Loss on sale of business	—	1,662
Equity in earnings of unconsolidated affiliates	(3,842)	(2,073)
Depreciation and amortization expense	16,844	14,887
Non-cash compensation expense	4,878	2,473
Deferred income taxes	(8,441)	6,305
Subtotal	30,377	45,927

Distributions received from unconsolidated affiliates	11,226	1,500
Other changes	(16,614)	(18,141)
Net cash provided by operating activities	$24,989	$29,286

The decrease in net cash provided by operating activities from the prior nine-month period to the current nine-month period was primarily due to lower consolidated earnings, consistent with the comparable decrease in Adjusted EBITDA discussed above, and the change in deferred income taxes.  This decrease was partially offset by distributions received from PAL of $8,976 and a comparably lower build of working capital.

Cash Used in Investing Activities and Financing Activities

UNIFI utilized $17,091 for investing activities and used $3,464 (net) from financing activities during the current nine-month period.

Investing activities include $17,091 for capital expenditures, primarily relating to ongoing maintenance capital expenditures and the completion and start-up of the fourth production line in the REPREVE® Recycling Center, which is intended to increase UNIFI’s capacity to produce recycled polyester Chip for internal consumption and external sales.

Significant financing activities include payments of $5,286 for capital lease obligations, partially offset by $2,200 for net borrowings against long-term debt.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities.  As of March 25, 2018, UNIFI had borrowings under its ABL Revolver and ABL Term Loan that totaled $106,500 and contain variable rates of interest; however, UNIFI hedges a significant portion of such interest rate variability using interest rate swaps.  As of March 25, 2018, after considering the variable rate debt obligations that have been hedged and UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point increase in LIBOR as of March 25, 2018 would result in an increase in annual interest expense of less than $200.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies.  Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange rate risk.  UNIFI may enter into foreign currency forward contracts to hedge this exposure.  UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of March 25, 2018, UNIFI had no outstanding foreign currency forward contracts.

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

As of March 25, 2018, UNIFI’s subsidiaries outside the United States, whose functional currency is other than the USD, held approximately 17.0% of UNIFI’s consolidated total assets. UNIFI does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of March 25, 2018, $35,349, or 87.1%, of UNIFI’s cash and cash equivalents was held outside the United States, of which $30,579 was held in USD and $3,398 was held in BRL.

Raw Material and Commodity Risks

A significant portion of UNIFI’s raw materials and energy costs are derived from petroleum-based chemicals.  The prices for petroleum and petroleum-related products and energy costs are volatile and dependent on global supply and demand dynamics, including certain geo-political risks.  A sudden rise in the price of petroleum and petroleum-based products could have a material impact on UNIFI’s profitability. UNIFI does not use financial instruments to hedge its exposure to changes in these costs.  The costs of the primary raw materials that UNIFI uses throughout all of its operations are generally based on USD pricing, and such materials are purchased at market or at fixed prices that are established with individual vendors as part of the purchasing process for quantities expected to be consumed in the ordinary course of business. UNIFI manages fluctuations in the cost of raw materials primarily by making corresponding adjustments to the prices charged to its customers.  Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of raw materials in the prior quarter.  Pricing adjustments for other customers must be negotiated independently.  At times UNIFI is unable to pass on to its customers rises in raw material costs and, when it can, there typically is a time lag that adversely affects UNIFI during one or more periods. In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one fiscal quarter of the raw material price increase for index priced customers or within two fiscal quarters of the raw material price increase for non-index priced customers.

During the third quarter of fiscal 2018, UNIFI experienced elevated polyester raw material costs in connection with heightened petroleum prices. In combination with a difficult operating environment characterized by suppressed demand and lower volumes in the domestic markets, where corresponding price increases were not achieved, these costs drove a significant decline in gross profit for the third quarter, and, if such costs continue to rise, further gross profit pressure can be expected.

Other Risks

UNIFI is also exposed to political risk, including changing laws and regulations governing international trade, such as quotas, tariffs and tax laws.  The degree of impact and the frequency of these events cannot be predicted.

Item 4.	Controls and Procedures

As of March 25, 2018, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports it files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended March 25, 2018 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in UNIFI’s risk factors from those disclosed in “Item 1A. Risk Factors” in the 2017 Form 10-K.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

3.2	Amended and Restated By-laws of Unifi, Inc., as of October 26, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

10.1+*	Amendment to the Unifi, Inc. Supplemental Key Employee Retirement Plan.

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following financial information (unaudited) from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2018, filed May 2, 2018, formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: May 2, 2018	By:	/s/ JEFFREY C. ACKERMAN
Jeffrey C. Ackerman
Executive Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)