Form 10-K
period 2018-06-24
UNIFI INC
filed 2018-08-22
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 24, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

As of December 22, 2017, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $551,124,384.  The registrant has no non-voting stock.

As of August 16, 2018, the number of shares of the registrant’s common stock outstanding was 18,373,375.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals.  Statements expressing expectations regarding our future, or projections or estimates relating to products, sales, revenues, expenditures, costs, strategies, initiatives or earnings, are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on management’s beliefs, assumptions and expectations about our future performance, considering the information currently available to management.  The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “strive” and words of similar import, or the negative of such words, identify or signal the presence of forward-looking statements.  These statements are not statements of historical fact; they involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition that we express or imply in any forward-looking statement.  Factors that could contribute to such differences include, but are not limited to:

•	the competitive nature of the textile industry and the impact of global competition;
•	changes in the trade regulatory environment and governmental policies and legislation;
•	the availability, sourcing and pricing of raw materials;
•	general domestic and international economic and industry conditions in markets where the Company competes, including economic and political factors over which the Company has no control;
•	changes in consumer spending, customer preferences, fashion trends and end uses for products;
•	the financial condition of the Company’s customers;
•	the loss of a significant customer or brand partner;
•	natural disasters, industrial accidents, power or water shortages, extreme weather conditions and other disruptions at one of our facilities;
•	the success of the Company’s strategic business initiatives;
•	the volatility of financial and credit markets;
•	the ability to service indebtedness and fund capital expenditures and strategic initiatives;
•	the availability of and access to credit on reasonable terms;
•	changes in foreign currency exchange, interest and inflation rates;
•	fluctuations in production costs;
•	the ability to protect intellectual property;
•	the strength and reputation of our brands;
•	employee relations;
•	the ability to attract, retain and motivate key employees;
•	the impact of environmental, health and safety regulations;
•	the operating performance of joint ventures and other equity investments;
•	the accurate financial reporting of information from equity method investees; and
•	other factors discussed below in “Item 1A. Risk Factors” or the Company’s other periodic reports and information filed with the Securities and Exchange Commission.

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

UNIFI, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 24, 2018

Fiscal Year

The fiscal year for Unifi, Inc. and its subsidiary in El Salvador ends on the last Sunday in June. Unifi, Inc.’s fiscal 2018, 2017 and 2016 ended on June 24, 2018, June 25, 2017 and June 26, 2016, respectively. Unifi, Inc.’s Brazilian, Chinese, Colombian and Sri Lankan subsidiaries’ fiscal years end on June 30th. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal year end and such wholly owned subsidiaries’ subsequent fiscal year ends. Unifi, Inc.’s fiscal 2018, 2017 and 2016 each consisted of 52 fiscal weeks.

Presentation

All dollar amounts, except per share amounts, are presented in thousands (000s), unless otherwise noted.

PART I

Item 1.	Business

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “UNIFI,” the “Company,” “we,” “us” or “our”), is a multi-national company that manufactures and sells innovative synthetic and recycled products made from polyester and nylon primarily to other yarn manufacturers and knitters and weavers (UNIFI’s direct customers) that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets (UNIFI’s indirect customers).  We refer to these indirect customers as “brand partners.” Polyester yarns include partially oriented yarn (“POY”), textured, solution and package dyed, twisted, beamed and draw wound yarns, and each is available in virgin or recycled varieties. Recycled solutions, made from both pre-consumer and post-consumer waste, include plastic bottle flake (“Flake”) and polyester polymer beads (“Chip”).  Nylon yarns include virgin or recycled textured, solution dyed and spandex covered yarns.

UNIFI maintains one of the textile industry’s most comprehensive product offerings that include a range of specialized, premium value-added (“PVA”) and commodity solutions, with principal geographic markets in the Americas and Asia.

UNIFI has direct manufacturing operations in four countries and participates in joint ventures in Israel and the United States, the most significant of which is a 34% non-controlling partnership interest in Parkdale America, LLC (“PAL”), a significant unconsolidated affiliate that produces cotton and synthetic yarns for sale to the global textile industry and apparel market. We believe the investment in PAL provides strategic diversification for UNIFI’s overall business in response to global textile trends. PAL is a limited liability company treated as a partnership for income tax reporting purposes.

UNIFI has three reportable segments:

•

The Polyester Segment primarily sells polyester-based products to other yarn manufacturers and knitters and weavers that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial and other end‑use markets.  The Polyester Segment consists of sales and manufacturing operations in the United States and El Salvador.

•

The Nylon Segment primarily sells nylon-based products to knitters and weavers that produce fabric for the apparel and hosiery markets.  The Nylon Segment consists of sales and manufacturing operations in the United States and Colombia.

•

The International Segment primarily sells polyester-based products to knitters and weavers that produce fabric for the apparel, home furnishings, automotive, industrial and other end-use markets principally in South America and Asia.  The International Segment includes a manufacturing location in Brazil and sales offices in Brazil, China and Sri Lanka.

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

Operating and Strategic Overview

UNIFI reported net income of $31,702, or $1.70 per diluted share, for fiscal 2018. Such results reflect the benefits of (i) growth in sales of PVA products, especially in the International Segment and (ii) an effective tax rate lower than recent prior years, partially offset by (a) an increasing raw materials cost environment coupled with a challenging domestic landscape in which achieving corresponding selling price adjustments was increasingly difficult against cost-competitive imports and (b) increased selling, general and administrative (“SG&A”) expenses for talent acquisition, marketing and commercial expansion. The International Segment continued strong performance, and growth was due to the global success of UNIFI’s PVA portfolio. UNIFI’s effective tax rate was relatively low compared to historical levels, due primarily to the reversal of both a significant uncertain tax position and a valuation allowance on certain historical net operating losses (“NOLs”). The Polyester Segment was adversely impacted by increases in the costs of raw materials along with pricing and demand challenges in North and Central America, and global trends for nylon products continued to pressure the results of the Nylon Segment.

We believe UNIFI’s successful performance during recent fiscal years reflects the strength of our global initiative to deliver PVA solutions to customers and brand partners throughout the world. Our supply chain has been developed and enhanced in multiple regions of the globe, allowing us to deliver a diverse range of synthetic fibers and polymers to key customers in the markets we serve, especially apparel. These polyester and nylon products are supported by quality assurance, product development and other customer service teams across UNIFI’s operating subsidiaries. We have developed this successful operating platform by: improving operational and business processes; enriching the product mix by growing sales of higher-margin PVA products; and deriving value from sustainability-based initiatives, including polyester and nylon recycling.

This platform has provided growth in our core operations during recent fiscal years, and has been augmented by significant capital investments that support the production and delivery of sustainable and innovative solutions. In order to achieve further growth, UNIFI is committed to investing strategically and synergistically in:

1.	Technology, innovation and sustainability;
2.	High-quality brand and supplier partnerships; and
3.	Supply chain expansion and optimization.

We believe that further commercial expansion will require a continued stream of new technology and innovation that generates products with consumer-meaningful benefits. Along with REPREVE®, the Company has significant yarn technologies that provide optimal performance characteristics for today’s marketplace, including moisture management, temperature moderation, and fire retardation. To achieve further growth, UNIFI plans to invest in leading-edge technology and innovation, bringing to market the next wave of fibers and polymers for tomorrow’s applications. As we invest and grow, sustainability remains at our core. We believe that increasing the awareness for recycled solutions in applications across fibers and polymers, particularly with PVA solutions, and furthering sustainability-based initiatives with like-minded brand partners will be key to our future success. Growth will also require high-quality partnerships. With a changing retail landscape and a dynamic consumer, brands are demanding fast fashion and localized supply chains. In order to capitalize on these shifts, we expect to identify and enter into partnerships and commercial relationships that expand our global footprint in strategic regions. As the Americas and Asia remain significant components of the global supply chain, UNIFI will be diligent in exploring partnerships that advance our existing growth platform in these regions.

Executing on these initiatives is expected to drive expansion in gross margin and should lead to an increase in revenue and profitability.

Further discussion of the significant components of UNIFI’s recent success and its capital allocation strategies is included in this Annual Report on Form 10-K (this “Annual Report”).

PVA Products and REPREVE®

UNIFI remains committed to growing the business for its PVA products and believes its research and development work with brands and retailers continues to create new, worldwide sales opportunities.  UNIFI’s goal is to increase its global PVA sales by more than 10% per year and generate overall mix enrichment and margin gains.  UNIFI’s PVA products represented approximately 45% of consolidated net sales in fiscal 2018, delivering anticipated growth over fiscal 2017’s achievement of 40%.  The Company’s strategy of enhancing its product mix through a focus on PVA products has helped establish UNIFI as an innovation leader in its core markets and provides some insulation from the pressures of low-priced commodity yarn imports.

REPREVE® is our flagship brand in UNIFI’s PVA portfolio and is our fastest growing brand.  As part of our efforts to expand consumer brand recognition of REPREVE®, UNIFI has developed recycling-focused sponsorships with various brand partners and other entities that span across sporting, music and outdoor events. The increasing success and awareness of the REPREVE® brand continues to provide new opportunities for growth, allowing us to expand into new end uses and markets for REPREVE®, as well as continuing to grow the brand with current customers.  This has driven traction with global brands and retailers who obtain value and lasting consumer interest from the innovation and sustainability aspects that REPREVE® provides.

PVA Expansion and Capital Investments

Beginning in fiscal 2015, UNIFI began a significant, three-year capital investment plan to increase its PVA capabilities and capacity, expand its technological foundation and customize its asset base to improve its ability to deliver small-lot and high-value solutions. These investments were primarily for the Polyester Segment.

Most notably, UNIFI has made significant investments in the production and supply chain for REPREVE®, including backward integration with a bottle processing plant and additional production lines in the REPREVE® Recycling Center. Further, UNIFI (i) installed bi-component spinning machinery to produce specialized high-value yarns and (ii) made machinery modifications to meet the ever-changing demands of the market, in support of the PVA product portfolio, all while (iii) investing in routine capital maintenance to ensure high-quality manufacturing.

Specific to fiscal 2018, we invested approximately $25,000 in capital projects, which included (i) completing the fourth production line in the REPREVE® Recycling Center, (ii) making further improvements in production capabilities and technology enhancements in the Americas and (iii) annual maintenance capital expenditures.

In fiscal 2019, UNIFI expects to invest an additional $25,000 in capital projects, which will include (i) making further improvements in production capabilities and technology enhancements in the Americas and (ii) annual maintenance capital expenditures.

UNIFI intends to ensure maintenance capital expenditures are sufficient to allow for continued high-efficiency production. The recent investments and routine maintenance continue to support REPREVE® by ensuring a stream of high-quality raw materials and finished goods. This, combined with further investments in technology, innovation and sustainability, will enhance our ability to continue to grow REPREVE® and other PVA solutions in existing and additional markets.

Stock Repurchases

In addition to capital investments and debt retirement, UNIFI may utilize excess cash for strategic stock repurchases. On April 23, 2014, UNIFI announced that its Board of Directors (the “Board”) had approved a stock repurchase program (the “SRP”) under which UNIFI is authorized to acquire up to $50,000 of its common stock. The SRP has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases.  As of June 24, 2018, UNIFI had repurchased a total of 806 shares, at an average price of $27.79 (for a total of $22,409, inclusive of commission costs) pursuant to the SRP, and $27,603 remained available for repurchases.  UNIFI will continue to evaluate opportunities to use excess cash flow from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and fund future strategic growth opportunities.

Developments in Principal Markets

Leading up to fiscal 2017, apparel production experienced multi-year growth in the regions covered by the North American Free Trade Agreement (“NAFTA”) and the Dominican Republic—Central America Free Trade Agreement (“CAFTA-DR”), which comprise the principal markets for UNIFI’s Polyester and Nylon Segments. The share of synthetic apparel production for these regions as a percentage of U.S. retail stabilized at approximately 18%, while retail consumption grew. The CAFTA-DR region, which continues to be a competitive alternative to Asian supply chains for textile products, maintained its share of synthetic apparel supply to U.S. retailers. The relative share of synthetic apparel versus cotton apparel as a proportion of the overall apparel market increased and provided growth for the consumption of synthetic yarns within the CAFTA-DR region.

In fiscal 2017 and 2018, UNIFI’s operations in the NAFTA and CAFTA-DR regions experienced fluctuations in demand as the retail and apparel markets experienced difficult conditions characterized by reduced retail traffic, a weak winter selling season and growth in online sales channels. During calendar 2016 and 2017, these factors combined to cause bankruptcies, store closures and other transformations for traditional retail enterprises. Fiscal 2018 was further adversely impacted by retailers and brand partners seeking more cost competitive textile supplies in response to rising and higher raw material costs. As consumers demand fast fashion, personalized experiences and omni-channel outlets, the retail market and its supply chain is expected to change. Transformational requirements for the supply chain are not yet clear but will be an integral part of UNIFI’s initiatives going forward.

UNIFI’s Brazilian operations play a key role in our global strategy. This subsidiary is primarily impacted by price pressures from imported fiber, fabric and finished goods, the inflation rate in Brazil and changes in the value of the Brazilian Real (“BRL”).  Competition and economic and political volatility remain challenging conditions in South America, but UNIFI continues to (i) aggressively pursue mix enrichment by working with customers to develop programs using our differentiated products and PVA yarns and (ii) implement process improvements and manufacturing efficiency gains to help lower per-unit costs.

UNIFI’s Asian operations remain an important part of our global strategy, enhancing our ability to service customers with global supply chains.  Competition in the Asian region remains high; however, interest and demand for UNIFI’s PVA products in Asia have helped support strong sales volumes in recent years. We are encouraged by programs undertaken with key brands and retailers that benefit from the diversification and innovation of our global PVA solutions.

UNIFI’s operations in Brazil and Asia have been critical to global growth and expansion of PVA products. Looking ahead, we expect expansion into additional markets in Europe, Africa and the Middle East utilizing the supply chain and service model that has been successful for us in Asia.

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

According to data compiled by PCI WoodMackenzie, a global leader in research and analysis for the polyester and raw materials markets, global demand for polyester yarns, which includes both filament and staple yarns, has grown steadily since 1980, and, in calendar year 2003, polyester replaced cotton as the fiber with the largest percentage of worldwide sales.  In calendar year 2017, global polyester consumption accounted for an estimated 55% of global fiber consumption, and global demand is projected to increase by approximately 3% to 4% annually through 2020.  In calendar year 2017, global nylon consumption accounted for an estimated 5% of global fiber consumption.  However, the continued decline in the U.S. nylon market during fiscal 2018 had an unfavorable impact on UNIFI’s Nylon Segment. Additionally, due to the higher cost of nylon, the industry may transition certain products from nylon to polyester. The polyester and nylon fiber sectors together accounted for approximately 62% of North American textile consumption during calendar year 2017.

According to the National Council of Textile Organizations, the U.S. textile industry’s total shipments were approximately $65.4 billion for calendar year 2017 as the U.S. textile and apparel industry exported nearly $28.6 billion of textile and apparel products, and the exports have grown by approximately 42% since 2009, an increase of over $9.7 billion. The U.S. textile industry remains a large manufacturing employer.

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

A significant number of UNIFI’s customers in the apparel market produce finished goods that meet the eligibility requirements for duty-free treatment in the regions covered by NAFTA, CAFTA-DR, and the Colombia and Peru free trade agreements (collectively, the “Regional FTAs”). These Regional FTAs contain rules of origin requirements in order for covered products to be eligible for duty-free treatment. In the case of textiles such as fabric, yarn (such as POY), fibers (filament and staple) and certain garments made from them, the products are generally required to be fully formed within the respective regions. UNIFI is the largest filament yarn manufacturer, and one of the few producers of qualifying synthetic yarns, in the regions covered by these Regional FTAs.

The renegotiation of NAFTA has been a high priority for the Trump administration over the past 18 months. The United States has a positive trade balance in the textile and apparel sector in NAFTA and the Company anticipates any modifications or updates to the agreement in this sector will not significantly impact textile and apparel trade in the NAFTA region. Efforts to conclude the renegotiations this year appear to have been stalled by the political complications surrounding the Mexican presidential election and the U.S. mid-term elections this fall.

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

Competition

The industry in which UNIFI operates is global and highly competitive.  UNIFI competes not only as a global yarn producer, but also as part of a regional supply chain for certain textile products.  For sales of Compliant Yarns, UNIFI competes with a limited number of foreign and domestic producers of polyester and nylon yarns.  For sales of non-Compliant Yarns, UNIFI competes with a larger number of foreign and domestic producers of polyester and nylon yarns who can meet the required customer specifications of quality, reliability and timeliness. UNIFI is affected by imported textile, apparel and hosiery products, which adversely impact demand for UNIFI’s polyester and nylon products in certain of its markets.  Several foreign competitors in UNIFI’s supply chain have significant competitive advantages, including lower wages, raw material costs and capital costs, and favorable foreign currency exchange rates against the U.S. Dollar (“USD”), any of which could make UNIFI’s products, or the related supply chains, less competitive. While competitors have traditionally focused on high-volume commodity products, they are now increasingly focused on specialty and PVA products that UNIFI historically has been able to leverage to generate higher margins.

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

UNIFI’s major competitors for nylon yarns are Sapona Manufacturing Company, Inc. and McMichael Mills, Inc. in the United States.

Raw Materials, Suppliers and Sourcing

The primary raw material supplier for the Polyester Segment of Chip and POY is NanYa.  For the International Segment, Reliance Industries, Ltd. is the main supplier of POY.  The primary suppliers of POY for the Nylon Segment are HN Fibers, Ltd., U.N.F. Industries Ltd. (“UNF”), UNF America, LLC (“UNFA”), Invista S.a.r.l. (“INVISTA”), Universal Premier Fibers, LLC and Nilit America, Inc. (“Nilit”).  Each of UNF and UNFA is a 50/50 joint venture between UNIFI and Nilit.  Currently, there are multiple domestic and foreign suppliers available to fulfill UNIFI’s sourcing requirements for its recycled products.

For its operations in the United States, UNIFI produces and buys certain of its raw material fibers for Compliant Yarns from a variety of sources in both the United States and Israel, and UNIFI produces a portion of its Chip requirements in its REPREVE® Recycling Center and purchases the remainder of such requirements from external suppliers for use in its domestic spinning facility to produce POY.  In addition, UNIFI purchases nylon and polyester products for resale from various suppliers.  Although UNIFI does not generally have difficulty obtaining its raw material requirements, UNIFI has, in the past, experienced interruptions or limitations in the supply of certain raw materials.

The bottle processing facility in Reidsville, North Carolina provides a high-quality source of Flake for the REPREVE® Recycling Center as well as for sale to external parties. Combined with recent technology advancements in recycling, we believe the Flake produced at the bottle processing facility will enhance our ability to grow REPREVE® into other markets, such as nonwovens, carpet fiber and packaging. However, in fiscal 2018, UNIFI experienced an unexpected increase in operating expenses and plastic bottle costs for its bottle processing operations. Additionally, the market dynamics surrounding plastic bottles and Flake became less predictable as new, external plastic bottle recycling capacity was increasing at the same time that UNIFI was increasing its production of Flake.

The prices of the principal raw materials used by UNIFI continuously fluctuate, and it is difficult, and often impossible, to predict trends or upcoming developments.  In addition, during fiscal 2017 and 2018, UNIFI operated during a predominantly increasing virgin polyester raw material cost environment.  During fiscal 2016, UNIFI experienced a general decline in raw material prices.  UNIFI believes that polyester raw material cost fluctuations during most of fiscal 2017 and 2018 were a result of volatility in the crude oil markets. The continuing volatility in global crude oil prices is likely to impact UNIFI’s polyester and nylon raw material costs, but it is not possible to predict the timing or amount of the impact or whether the movement in crude oil prices will stabilize, continue or reverse. In any event, UNIFI monitors these dynamic factors closely.

Products, Technologies and Related Markets

UNIFI manufactures and sells polyester yarns and related products in the United States, El Salvador and Brazil, and nylon yarns in the United States and Colombia, for a wide range of end uses.  In Asia, UNIFI manages a network of vendors and suppliers to contract manufacture PVA solutions, including our added fiber technologies and REPREVE®, to direct and indirect customers around the globe.

Our products sold across all geographies range from specialty, PVA and commodity. UNIFI’s most strategic portfolio, PVA products, comprised approximately 45%, 40% and 35% of consolidated net sales for fiscal 2018, 2017 and 2016, respectively.  We provide products to a variety of end-use markets, principally apparel, industrial, furnishings and automotive.

The domestic apparel market, which includes hosiery, represents approximately 60% of UNIFI’s domestic sales.  Apparel retail sales, supply chain inventory levels and strength of the regional supply base are vital to this market.

The domestic industrial market represents approximately 17% of UNIFI’s domestic sales. This market includes medical, belting, tapes, filtration, ropes, protective fabrics and awnings.

The domestic furnishings market, which includes both contract and home furnishings, represents approximately 8% of UNIFI’s domestic sales.  Furnishings sales are largely dependent upon the housing market, which in turn is influenced by consumer confidence and credit availability.

The domestic automotive market represents approximately 8% of UNIFI’s domestic sales and has been less susceptible to import penetration because of the exacting specifications and quality requirements often imposed on manufacturers of automotive fabrics, along with just-in-time delivery requirements.  Effective customer service and prompt response to customer feedback are logistically more difficult for an importer to provide.

UNIFI also adds value to the overall supply chain for textile products, and increases consumer demand for UNIFI’s own products, through the development and introduction of branded yarns and technologies that provide unique sustainability, performance, comfort and aesthetic advantages.  UNIFI’s branded portion of its yarn portfolio continues to provide product differentiation to brand partners, mills and consumers, and is based on two core platforms, REPREVE® and PROFIBER™:

REPREVE® is a family of sustainable products made from recycled materials, including plastic bottles.  Since its introduction in 2006, REPREVE® has become the global leader in branded recycled fibers.  REPREVE® recycled fibers may also be customized to provide leading performance and/or aesthetic properties, enabling a differentiated consumer experience.  Examples of our branded technologies include:

•

TruClean™ and TruDry™ (formerly known as “Sorbtek®”), a permanent moisture management yarn primarily used in performance base-layer applications, performance apparel, athletic wear, socks and other non-apparel related items.

•

TruTemp™ (formerly known as “Sorbtek® 365”), a permanent thermal regulation and moisture management yarn primarily used in performance bottom-weight applications, helping to provide year-round comfort.

•

TruFlexx™ (formerly known as “Reflexx®”), a family of stretch yarns that can be found in a wide array of end-use applications, from home furnishings to performance wear and from hosiery and socks to work wear and denim.

•

TruBounce™ (formerly known as “XS”), yarns that take advantage of a non-traditional cross-section construction created during the spinning process. The cross section is able to provide certain performance and/or functional characteristics in multiple end uses due to its resulting chemical and physical attributes.

•	TruTouch™ (formerly known as “Cotton-like®”), a soft, lofty yarn that looks and feels like cotton, but offers the superior performance of synthetic fibers and no fading.
•	TruFresh™ (formerly known as “A.M.Y.®”), a yarn with permanent antimicrobial properties for odor control.

PROFIBER™ is a family of virgin material-based performance yarn products that are similarly customizable with a broad selection of industry leading technologies designed to deliver an array of consumer benefits.

UNIFI’s branded yarns can be found in a variety of products of well-known brands, retailers and department stores, including Ford, Haggar, Polartec, Under Armour, The North Face, Patagonia, Quiksilver, Roxy, General Motors, Volcom, Pottery Barn, Lane Bryant, adidas, Nike, New Era Hat, MJ Soffe, Abercrombie & Fitch, Levi’s, H&M, TARGET, Express, PACSUN, PVH, Costco Wholesale, REI, Cabela’s, JCPenney, Macy’s, Kohl’s and Belk.

In addition to the above brands and products, UNIFI combines its research and development efforts with the demands of customers and markets to develop innovative technologies that enhance yarn characteristics. Application of these technologies allows for various, separate benefits, including, among other things, water repellency, flame retardation, soil release, enhanced color-fastness achieved with less water use and protection from ultra-violet rays.

Customers

UNIFI’s Polyester Segment has approximately 350 customers, its Nylon Segment has approximately 130 customers and its International Segment has approximately 800 customers, all in a variety of geographic markets.  UNIFI’s products are manufactured according to customer specifications and are shipped based upon customer order requirements.  Customer payment terms are generally consistent with prevailing industry practices for the geographies in which we participate.

UNIFI’s consolidated net sales are not materially dependent on a single direct customer and no single direct customer accounts for 10% or more of UNIFI’s consolidated net sales. UNIFI’s top 10 direct customers accounted for approximately 29% of consolidated net sales for fiscal 2018 and approximately 33% of receivables as of June 24, 2018.  However, UNIFI’s consolidated net sales are dependent on demand from a relatively small number of brand partners.  UNIFI’s net sales within its Nylon Segment are materially dependent upon a domestic customer that accounted for approximately 32% of the Nylon Segment’s net sales for fiscal 2018.

Sales and Marketing

UNIFI employs an internal sales force of approximately 50 persons operating out of sales offices in the United States, Brazil, China, Sri Lanka, El Salvador and Colombia.  UNIFI relies on independent sales agents for sales in several other countries.  UNIFI seeks to create strong customer relationships and to build and strengthen those relationships throughout the supply chain.  Through having frequent communications with customers, partnering in product development and engaging key downstream brands and retailers, UNIFI has created significant pull-through sales and brand recognition for its products.  For example, UNIFI works with brands and retailers to educate and create demand for its PVA products, such as recent engagements involving REPREVE® at multiple events and venues in the United States.  UNIFI then works with key fabric mill partners to develop specific fabrics for those brands and retailers utilizing its PVA products.  In many of these regards, UNIFI draws upon and integrates the resources of its research and development personnel.  In addition, UNIFI is enhancing co-branding activations with integrated point-of-sale and online marketing with popular brands and retailers to further enable consumers to find REPREVE® and other PVA brands in multiple retail channels.  Based on the establishment of many commercial and branded programs, this strategy has been successful for UNIFI.

Product Customization and Manufacturing Processes

UNIFI uses advanced production processes to manufacture its high-quality products cost-effectively in North America, Central America and South America.  UNIFI believes that its flexibility and know-how in producing specialty polyester and nylon products provide important development and commercialization advantages, in addition to the recent ability to vertically integrate with post-industrial and post-consumer materials.

UNIFI produces Flake, polyester Chip and POY using recycled materials. In addition to its yarns manufactured from virgin polyester and nylon, UNIFI sells its recycled products externally or further processes them internally to add value for customers seeking recycled components. The REPREVE® Bottle Processing Center in Reidsville, North Carolina produces Flake that can be sold externally, or further processed internally at our REPREVE® Recycling Center in Yadkinville, North Carolina. Recycled polyester Chip output from the REPREVE® Recycling Center can be sold externally, or further processed internally into polyester POY.

Additional processing of UNIFI’s polyester POY includes texturing, package dyeing, twisting, beaming and draw winding.  The texturing process, which is common to both polyester and nylon, involves the use of high-speed machines to draw, heat and false-twist POY to produce yarn with different physical characteristics, depending on its ultimate end use.  Texturing gives the yarn greater bulk, strength, stretch, consistent dye-ability and a softer feel, thereby making it suitable for use in the knitting and weaving of fabric.  Package dyeing allows for matching of customer-specific color requirements for yarns sold into the automotive fabrics, home furnishings and apparel markets.  Twisting incorporates real twist into filament yarns, which can be sold for a variety of uses, such as sewing thread, home furnishings and apparel.  Beaming places both textured and covered yarns onto beams to be used by customers in warp knitting and weaving applications.  The draw winding process utilizes heat and draws POY to produce mid-tenacity, flat yarns.

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

Research and Development

UNIFI employs approximately 100 persons who work closely with UNIFI’s customers, brand partners and others to develop a variety of new yarns as well as improvements to the performance properties of existing yarns and fabrics. Among other things, UNIFI evaluates trends and uses the latest technology to create innovative specialty and PVA yarns that meet the needs of evolving consumer preferences.  Most of UNIFI’s branded yarns discussed above, including its flagship REPREVE® brand, were derived from its research and development initiatives.

UNIFI also includes, as part of its research and development initiatives, the use of continuous improvement methodologies to increase its manufacturing and other operational efficiencies, both to enhance product quality and to derive cost savings.

For fiscal 2018, 2017 and 2016, UNIFI incurred $7,792, $7,177 and $6,907, respectively, in costs for research and development (including salaries and benefits of the personnel involved in those efforts). UNIFI expects research and development costs to increase from fiscal 2018 to fiscal 2019 in connection with further strategic investments in technology, innovation and sustainability.

Intellectual Property

UNIFI has numerous trademarks registered in the United States and in other countries and jurisdictions around the world.  Due to its current brand recognition and potential growth opportunities, UNIFI believes that its portfolio of registered REPREVE® trademarks is its most significant trademark asset.  Ownership rights in registered trademarks typically do not expire if the trademarks are continued in use and properly protected under applicable law.

UNIFI licenses certain trademarks, including Dacron® and Softec™, from INVISTA.

UNIFI also employs its innovative manufacturing know-how, methods and processes to produce and deliver proprietary PVA solutions to customers and brand partners.  UNIFI relies on the copyright and trade secret laws of the United States and other countries, as well as nondisclosure and confidentiality agreements, to protect these rights.

Employees

As of June 24, 2018, UNIFI had approximately 2,900 employees, along with approximately 200 individuals working under temporary labor contracts.  The number of employees in the Polyester Segment, Nylon Segment, International Segment and corporate office were approximately 1,700, 500, 600 and 100, respectively, at June 24, 2018.  While employees of UNIFI’s Brazilian operations are unionized, none of the labor force employed by UNIFI’s domestic or other foreign subsidiaries is currently covered by a collective bargaining agreement.  UNIFI believes that it has a good relationship with its employees.

Geographic Data

Geographic information reported in conformance with U.S. generally accepted accounting principles (“GAAP”) is included in Note 25, “Business Segment Information,” to the accompanying consolidated financial statements.  Information regarding risks attendant to UNIFI’s foreign operations is included in “Item 1A. Risk Factors” in this Annual Report.

Seasonality

UNIFI is not significantly impacted by seasonality; however, UNIFI typically experiences its highest sales volumes in the fourth quarter of its fiscal years.  Excluding the effects of fiscal years with 53 weeks rather than 52 weeks, the most significant effects on UNIFI’s results of operations for particular periods during a year are due to planned manufacturing shutdowns by either UNIFI or its customers for certain holiday or traditional shutdown periods, which are not concentrated in any one particular quarter.

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

Joint Ventures and Unconsolidated Affiliates

In addition to its 34% ownership in PAL, UNIFI participates in two joint ventures that supply raw materials to the Nylon Segment, with one located in the United States and one in Israel.  As of June 24, 2018, UNIFI had $112,639 recorded for these investments in unconsolidated affiliates.  For fiscal 2018, $5,787 of UNIFI’s $30,211 of income before income taxes was generated from its investments in these unconsolidated affiliates, of which $4,533 was attributable to PAL.  Other information regarding UNIFI’s unconsolidated affiliates is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 22, “Investments in Unconsolidated Affiliates and Variable Interest Entities,” to the accompanying consolidated financial statements in this Annual Report.

On December 23, 2016, UNIFI, through a wholly owned foreign subsidiary, sold its 60% equity ownership interest in Repreve Renewables, LLC (“Renewables”), an entity that was focused on the development, production and commercialization of miscanthus grass for use in multiple potential markets, to its existing third-party joint venture partner for $500 in cash and release of certain debt obligations. UNIFI had no continuing involvement in the operations of Renewables subsequent to December 23, 2016. The corresponding results of Renewables, up through the date of sale, are reflected in continuing operations within the accompanying consolidated financial statements.

Available Information

UNIFI’s website is www.unifi.com.  Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements and other information we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) are available free of charge on our website. We make these documents available as soon as reasonably practicable after we electronically transmit them to the SEC. Except as otherwise stated in these documents, the information on our website is not a part of this Annual Report and is not incorporated by reference in this Annual Report or any of our other filings with the SEC. In addition, many of our corporate governance documents are available on our website, including our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Corporate Governance Guidelines, Code of Business Conduct and Ethics, Ethical Business Conduct Policy Statement and Code of Ethics for Senior Financial and Executive Officers.  Copies of such materials, as well as any of our SEC reports and all amendments thereto, may also be obtained without charge by writing to Unifi, Inc., 7201 West Friendly Avenue, Greensboro, North Carolina 27410, Attention: Office of the Secretary.

Item 1A. Risk Factors

Many of the factors that affect UNIFI’s business and operations involve risk and uncertainty. The factors described below are some of the risks that could materially negatively affect UNIFI’s business, financial condition, results of operations and cash flows. You should consider all such risks in evaluating UNIFI or making any investment decision involving UNIFI.

UNIFI faces intense competition from a number of domestic and foreign yarn producers and importers of foreign-sourced fabric, apparel and other textile products. Because UNIFI and the supply chains in which UNIFI conducts its business do not typically operate on the basis of long-term contracts with textile customers or brand partners, these competitive factors could cause UNIFI’s customers or brand partners to shift rapidly to other producers.

UNIFI competes not only against domestic and foreign yarn producers, but also against importers of foreign-sourced fabric, apparel and other textile products into the United States and other countries in which UNIFI does business (particularly in Brazil with respect to commodity yarn products). The primary competitive factors in the textile industry include price, quality, product styling, performance attributes and differentiation, brand reputation, flexibility and location of production and finishing, delivery time and customer service. The needs of certain customers and brand partners and the characteristics of particular products determine the relative importance of these various factors. A large number of UNIFI’s foreign competitors have significant competitive advantages that may include lower labor and raw material costs, production facilities in locations outside UNIFI’s existing supply chain, government subsidies and favorable foreign currency exchange rates against the USD. If any of these advantages increase, or if new and/or larger competitors emerge in the future, or if UNIFI’s brand reputation is detrimentally impacted, then UNIFI’s products could become less competitive, and its sales and profits may decrease as a result. In particular, devaluation of the Chinese currency against the USD could result in UNIFI’s products becoming less competitive from a pricing standpoint and/or could result in the regions covered by NAFTA and CAFTA-DR losing market share to Chinese imports, thereby adversely impacting UNIFI’s sales and profits.  Also, while these foreign competitors have traditionally focused on commodity production, they are now increasingly focused on PVA products, where UNIFI has been able to generate higher margins. UNIFI may not be able to continue to compete effectively with foreign-made textile and apparel products, which would materially adversely affect its business, financial condition, results of operations or cash flows.  Similarly, to maximize their own supply chain efficiency, customers and brand partners sometimes request that UNIFI’s products be produced and sourced from specific geographic locations that are in close proximity to the customer’s fabric mills or that have other desirable attributes from the customer’s perspective.  These locations are sometimes situated outside the footprint of UNIFI’s existing global supply chain. If UNIFI is unable to move production based on customer requests or other shifts in regional demand, we may lose sales and experience an adverse effect on our business, financial condition, results of operations or cash flows.

A significant portion of our sales is dependent upon demand from a few large brand partners.

UNIFI’s strategy involves the sale of products and solutions to other yarn manufacturers and knitters and weavers (UNIFI’s direct customers) that produce yarn and/or fabric for brands and retailers in the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets (UNIFI’s indirect customers).  We refer to these indirect customers as “brand partners.”  Although we generally do not derive revenue directly from our brand partners, sales volumes to our direct customers are linked with demand from our brand partners because our direct sales generally form a part of our brand partner’s supply chain.  A significant portion of our overall sales is tied to ongoing programs for a small number of brand partners.  Our future operating results depend on both the success of our largest brand partners and on our success in diversifying our products and our indirect customer base.  Because we typically do not operate on the basis of long-term contracts, our customers and brand partners can cease incorporating our products into their own with little notice to us and with little or no penalty.  The loss of a large brand partner, and the failure to add new customers to replace the corresponding lost sales, would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Significant price volatility of UNIFI’s raw materials and rising energy costs may result in increased production costs.  UNIFI attempts to pass such increases in production costs on to its customers through responsive price increases.  However, any such price increases are effective only after a time lag that may span one or more periods, during which UNIFI and its margins are negatively affected.

Petroleum-based chemicals and recycled plastic bottles comprise a significant portion of UNIFI’s raw materials. The prices for these products and energy costs are volatile and dependent on global supply and demand dynamics, including geo-political risks.  While UNIFI enters into raw material supply agreements from time to time, these agreements typically provide index pricing based on quoted market prices. Therefore, supply agreements provide only limited protection against price volatility. UNIFI attempts to pass on to its customers increases in raw material costs but at times it cannot and, when it can, there is typically a time lag that adversely affects UNIFI and its margins during one or more periods.  Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of certain raw materials in the prior quarter.  Pricing adjustments for other customers must be negotiated independently.  In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one to two fiscal quarters of the raw material price increase for its index priced customers and within two fiscal quarters of the raw material price increase for its non-index priced customers.  UNIFI has lost in the past (and expects that it may lose in the future) customers to its competitors as a result of price increases. In addition, competitors may be able to obtain raw materials at a lower cost due to market regulations that favor local producers in certain foreign locations where UNIFI operates, and certain other market regulations that favor UNIFI over other producers may be amended or repealed. Additionally, inflation can have a long-term impact by increasing the costs of materials, labor and/or energy, any of which costs may adversely impact UNIFI’s ability to maintain satisfactory margins. If UNIFI is not able to fully pass on such cost increases to customers in a timely manner (or if it loses a large number of customers to competitors as a result of price increases), the result could be material and adverse to its business, financial condition, results of operations or cash flows.

Depending on the price volatility of petroleum-based inputs, recycled bottles and other raw materials, the price gap between virgin raw materials and recycled bottle flake could make virgin raw materials more cost-effective than recycled raw materials, which could result in an adverse effect on UNIFI’s ability to sell its REPREVE® brand recycled products profitably.

UNIFI depends on limited sources for certain of its raw materials, and interruptions in supply could increase its costs of production, cause production inefficiencies or lead to a halt in production.

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

A disruption at one of our facilities could harm our business and result in significant losses, lead to a decline in sales and increase our costs and expenses.

Our operations and business could be disrupted by natural disasters, industrial accidents, power or water shortages, extreme weather conditions and other man-made disasters or catastrophic events.  We carry commercial property damage and business interruption insurance against various risks, with limits we deem adequate for reimbursement for damage to our fixed assets and resulting disruption of our operations.  However, the occurrence of any of these business disruptions could harm our business and result in significant losses, lead to a decline in sales and increase our costs and expenses.  Any disruptions from these events could require substantial expenditures and recovery time in order to fully resume operations and could also have a material adverse effect on our operations and financial results to the extent losses are uninsured or exceed insurance recoveries and to the extent that such disruptions adversely impact our relationships with our customers.

UNIFI has significant foreign operations, and its consolidated results of operations and business may be adversely affected by the risks associated with doing business in foreign locations, including the risk of fluctuations in foreign currency exchange rates.

UNIFI has operations in Brazil, China, Colombia, El Salvador and Sri Lanka, and participates in a joint venture located in Israel.  In addition, to help service its customers, UNIFI from time to time engages with third-party independent contractors to provide sales and distribution, manufacturing and other operational and administrative support services in locations around the world. UNIFI serves customers throughout the Americas and Asia, as well as various countries in Europe. UNIFI’s foreign operations are subject to certain political, tax, economic and other uncertainties not encountered by its domestic operations that can materially impact UNIFI’s supply chains or other aspects of its foreign operations. The risks of international operations include trade barriers, duties, exchange controls, national and regional labor strikes, social and political unrest, general economic risks, compliance with a variety of foreign laws (including tax laws), the difficulty of enforcing agreements and collecting receivables through foreign legal systems, taxes on distributions or deemed distributions to UNIFI or any of its U.S. subsidiaries, maintenance of minimum capital requirements, and import and export controls. UNIFI’s consolidated results of operations and business could be adversely affected as a result of a significant adverse development with respect to any of these risks.

Through its foreign operations, UNIFI is also exposed to foreign currency exchange rate fluctuations. Fluctuations in foreign currency exchange rates will impact period-to-period comparisons of UNIFI’s reported results. Additionally, UNIFI operates in countries with foreign exchange controls. These controls may limit UNIFI’s ability to transfer funds from its international operations and joint venture or otherwise to convert local currencies into USDs. These limitations could adversely affect UNIFI’s ability to access cash from its foreign operations.

In addition, due to its foreign operations, a risk exists that UNIFI’s employees, contractors or agents could engage in business practices prohibited by U.S. laws and regulations applicable to the Company, such as the Foreign Corrupt Practices Act, or the laws and regulations of other countries, such as the Brazilian Clean Companies Act.  UNIFI maintains policies prohibiting these practices, but it remains subject to the risk that one or more of its employees, contractors or agents, specifically ones based in or from countries where such practices are customary, will engage in business practices in violation of these laws and regulations.  Any such violations, even if in breach of UNIFI’s policies, could adversely affect its business or financial performance.

UNIFI’s future success will depend in part on its ability to protect and preserve its intellectual property rights, and UNIFI’s inability to enforce these rights could cause it to lose sales, reduce any competitive advantage it has developed or otherwise harm its business.

UNIFI’s future success depends in part on its ability to protect and preserve its rights in the trademarks and other intellectual property it owns or licenses, including its proprietary know-how, methods and processes. UNIFI relies on the trademark, copyright and trade secret laws of the United States and other countries, as well as nondisclosure and confidentiality agreements, to protect its intellectual property rights. However, UNIFI may be unable to prevent third parties, employees or contractors from using its intellectual property without authorization, breaching nondisclosure or confidentiality agreements, or independently developing technology that is similar to UNIFI’s. The use of UNIFI’s intellectual property by others without authorization may cause it to lose sales, reduce any competitive advantage UNIFI has developed or otherwise harm its business.

The success of UNIFI’s business is tied to the strength and reputation of its brands. If the reputation of one or more of our brands erodes significantly, it could have a material impact on our financial results.

UNIFI has invested heavily in branding and marketing initiatives, and certain of our brands—particularly our REPREVE® brand—have widespread recognition.  Our financial success is directly dependent on the success of our brands.  The success of a brand can suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers.  Our financial results could also be negatively impacted if one of our brands suffers substantial harm to its reputation due to a product recall, product-related litigation, the sale of counterfeit products or other circumstances that tarnish the qualities and values represented by our brands.  Part of our strategy also includes the license of our trademarks to brand partners, customers, independent contractors and other third parties.  For example, we license our REPREVE® trademarks to brand partners who feature this trademark on their marketing materials as part of a co-branded environmental sustainability product narrative.  Although we make concerted efforts to protect our brands through quality control mechanisms and contractual obligations imposed on our licensees, there is a risk that some licensees might not be in full compliance with those mechanisms and obligations.  If the reputation of one or more of our brands is significantly eroded, it could adversely affect our sales, results of operations, cash flows and financial condition.

UNIFI has investments in less-than-100%-owned affiliates that it does not control, which subjects UNIFI to uncertainties about the operating performance and quality of financial reporting of these affiliates.

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

UNIFI requires cash to service its indebtedness and to fund capital expenditures and strategic initiatives, and its ability to generate sufficient cash for those purposes depends on many factors beyond its control.

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

Changes in consumer spending, customer preferences, fashion trends and end uses for UNIFI’s products could weaken UNIFI’s competitive position and cause UNIFI’s products to become less competitive, and its sales and profits may decrease as a result.  Additionally, the end-consumer retail and apparel markets may continue to experience difficult conditions characterized by reduced retail traffic and growth in online sales channels, which may cause bankruptcies, store closures and other transformations for traditional retail enterprises, which could have an adverse effect on UNIFI’s business and financial condition.

Historic trends indicate weakening performance in the nylon sector on a global basis. If the decline is significant in any one year or the cumulative decline over a number of years is significant, the impact could have a material adverse effect on UNIFI’s business, financial condition, results of operations or cash flows.

Unfavorable changes in trade policies and/or violations of existing trade policies could weaken UNIFI’s competitive position significantly and have a material adverse effect on its business.

A number of markets within the textile industry in which UNIFI sells its products, particularly the apparel, hosiery and home furnishings markets, are subject to intense foreign competition. Other markets within the textile industry in which UNIFI sells its products may in the future become subject to more intense foreign competition. There are currently a number of trade regulations and duties in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as those in China and Vietnam.  Political- and policy-driven influences are subjecting international trade regulations to significant change, the details of which have not yet been fully established and the consequences of which are not yet fully understood. Future changes in such trade regulations or duties may make the price of UNIFI’s products less attractive than the goods of its competitors or the finished products of a competitor in the supply chain, which could have a material adverse effect on UNIFI’s business, financial condition, results of operations or cash flows.  Such changes in U.S. import duties might also result in increased indirect costs on items imported to support UNIFI’s domestic operations and/or countervailing or responsive changes applicable to exports of our products outside the United States.

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

In January 2017, the United States withdrew from the Trans-Pacific Partnership Agreement, an evolving trade agreement that included Vietnam, a major textile and apparel exporting country whose duty-free benefits under the agreement could have had an adverse effect on UNIFI’s business in the long term. In May 2017, the Trump administration formally notified Congress of its intent to renegotiate NAFTA.  These negotiations appear to have been put on hold due to recent changes in the Mexican government and the upcoming U.S. mid-term elections.  The United States has a positive trade balance in the textile and apparel sector in NAFTA and UNIFI anticipates any modifications to the agreement in this sector will not significantly impact textile and apparel trade in the region.

In order to compete, we must attract, retain and motivate key employees, and our failure to do so could harm our business and our results of operations.

In order to compete effectively, we must attract and retain qualified employees.  Our future operating results and success depend on keeping key personnel and management and also expanding our technical, sales and marketing, innovation and administrative support.  The competition for qualified personnel is intense, particularly as it relates to hourly personnel in the domestic communities in which our manufacturing facilities are located.  We cannot be sure that we will be able to attract and retain qualified personnel in the future, which could harm our business and results of operations.

Our business and operations could suffer in the event of cybersecurity breaches.

Attempts to gain unauthorized access to our information technology systems have become increasingly more sophisticated over time. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any cybersecurity breach results in inappropriate disclosure of our customers’ or brand partners’ confidential information, we may incur liability as a result. In addition, the devotion of additional resources to the security of our information technology systems in the future could significantly increase the cost of doing business or otherwise adversely impact our financial results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table contains information about the principal properties owned or leased by UNIFI as of June 24, 2018:

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

As of June 24, 2018, UNIFI owned approximately 4.8 million square feet of manufacturing, warehouse and office space. Management believes all of UNIFI’s operating properties are well-maintained and in good condition.  In fiscal 2018, UNIFI’s plants in the Polyester, Nylon and International Segments operated below capacity.  Management does not perceive any capacity constraints in the foreseeable future.

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

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a description of the names and ages of the executive officers of the Company, indicating all positions and offices with the Company held by each such person and each person’s principal occupations or employment during the past five years.  Each executive officer of UNIFI is elected by the Board and holds office from the date of election until thereafter removed by the Board.

Kevin D. Hall – Age: 59 – Mr. Hall has served as Chief Executive Officer of the Company since May 2017 and as Chairman of the Board of Directors since October 2017. Prior to joining UNIFI, Mr. Hall served as Chief Executive Officer of NatPets LLC, a high-growth natural/organic premium pet company, from September 2016 to May 2017.  From 2014 to 2015, Mr. Hall was President and Chief Executive Officer of Geneva Watch Group, a global fashion watch and accessories business. Between 2012 and 2014, Mr. Hall ran the KDH Advisory Group, a strategic marketing, branding and consulting firm, where he served as a consultant/advisor to a number of companies, including Pact at Revelry Brands, Vogue International and Inmar, Inc. From 2006 to 2011, Mr. Hall served as Chief Marketing Officer at Hanesbrands Inc. and then was promoted to President of the Outerwear strategic business unit of Hanesbrands, Inc., a business unit that included Champion Activewear, Just My Size and Hanes Casualwear. From 2001 to 2006,

Mr. Hall was Senior Vice President of Marketing at Fidelity Investments Retirement Services Company.  Prior to that, Mr. Hall held various brand marketing and general manager positions at The Procter & Gamble Company from 1985 to 2001.

Jeffrey C. Ackerman – Age: 55 – Mr. Ackerman has served as Executive Vice President & Chief Financial Officer of UNIFI since September 2017.  Prior to joining UNIFI, Mr. Ackerman served as Executive Vice President & Chief Financial Officer of The Fresh Market, Inc., a specialty grocery retailer focused on creating an extraordinary food shopping experience for its customers, from June 2013 to September 2016.  Prior to that, Mr. Ackerman served as Executive Vice President & Chief Financial Officer of Sealy Corporation, one of the largest bedding manufacturers in the world, from 2006 to 2013.  From 1997 to 2006, Mr. Ackerman held various finance positions, including Vice President, Finance, with Dade Behring Inc., a medical diagnostics company.  From 1989 to 1997, he held a variety of finance roles at the Frito-Lay branded snack foods division of PepsiCo, Inc.

Thomas H. Caudle, Jr. – Age: 66 – Mr. Caudle has served as President & Chief Operating Officer of UNIFI since August 2017.  Previously, he was President of the Company from April 2016 to August 2017, Vice President of Manufacturing of the Company from October 2006 to April 2016 and Vice President of Global Operations of the Company from April 2003 to October 2006.  Mr. Caudle joined UNIFI in 1982 and, since that time, has served in a variety of other leadership roles, including Senior Vice President in charge of manufacturing for the Company and Vice President of Manufacturing Services.

Richard E. Gerstein – Age: 53 – Mr. Gerstein has served as Executive Vice President, Global Branded Premium Value-Added Products and Chief Marketing Officer of the Company since August 2017.  Before joining UNIFI, Mr. Gerstein served from January 2015 to August 2017 as founder and a partner of two consulting firms, TNG Consulting and The Brand CHarGe, in San Francisco, California. With TNG Consulting, Mr. Gerstein worked with early-stage technology and consumer products companies on strategy, marketing and investment. With The Brand CHarGe, Mr. Gerstein assisted private equity firms with new business and proprietary customer assessments used in due diligence and growth plans.  From May 2014 to May 2015, Mr. Gerstein served as Chief Customer Officer for Motista, LLC, a strategy and marketing firm focused on emotional data and analytics, where he developed new client relationships and new products.  Previously, Mr. Gerstein co-founded and served (from 2011 to 2014) as Chief Executive Officer of ZigMail.com, an e-mail concierge service focused on organizing and simplifying personal e-mail inboxes, and served in various executive roles with HP Inc. (formerly known as Hewlett-Packard Company) (from 2010 to 2011), Sears Holdings Corporation (from 2007 to 2010), Alberto-Culver Company (from 2005 to 2007) and The Procter & Gamble Company (from 1987 to 2005).

John D. Vegas – Age: 47 – Mr. Vegas has been Executive Vice President, Global Chief Human Resources Officer of the Company since August 2017. Before joining UNIFI, Mr. Vegas served, from August 2015 to August 2017, as Vice President, Human Resources and Chief Human Resources Officer of G&K Services, Inc., a service-focused provider of branded uniform and facility services programs, which was acquired by Cintas Corporation in March 2017.  From 2003 to 2015, Mr. Vegas was with Ecolab Inc., the global leader in water, hygiene and energy technologies and services that protect people and vital resources, where he held several management positions, including Vice President and General Manager, Institutional Latin America; Regional Vice President of Sales; Vice President of Human Resources—Institutional Sector; and Director of HR—Industrial Sector. Prior to that, Mr. Vegas worked for Food Lion, LLC, from 2001 to 2003, as Director of Organizational Development and for Hannaford Bros. Co., from 1993 to 2001, in a variety of management roles.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

UNIFI’s common stock is listed for trading on the New York Stock Exchange (the “NYSE”) under the symbol “UFI.”  The following table sets forth the closing, high and low sales prices of the common stock for UNIFI’s two most recent fiscal years.

	Close	High	Low
Fiscal 2018:
Fourth quarter ended June 24, 2018	$31.52	$38.65	$28.97
Third quarter ended March 25, 2018	36.10	37.49	33.00
Second quarter ended December 24, 2017	35.21	39.21	33.15
First quarter ended September 24, 2017	33.33	33.92	27.98
Fiscal 2017:
Fourth quarter ended June 25, 2017	$28.92	$30.74	$26.38
Third quarter ended March 26, 2017	26.99	33.78	26.03
Second quarter ended December 25, 2016	32.85	34.70	26.55
First quarter ended September 25, 2016	29.20	29.69	24.82

As of August 16, 2018, there were 130 record holders of UNIFI’s common stock.  A significant number of the outstanding shares of common stock that are beneficially owned by individuals and entities are registered in the name of Cede & Co.  Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.  UNIFI estimates that there are approximately 5,000 beneficial owners of its common stock.

No dividends were paid in the past two fiscal years, and UNIFI does not intend to pay cash dividends in the foreseeable future.  UNIFI’s current debt obligations contain certain restricted payment and restricted investment provisions, including a restriction on the payment of dividends and share repurchases under certain circumstances.  Information regarding UNIFI’s debt obligations is provided in Note 12, “Long-Term Debt,” to the accompanying consolidated financial statements.

Purchases of Equity Securities

On April 23, 2014, UNIFI announced that the Board had approved the SRP under which UNIFI is authorized to acquire up to $50,000 of its common stock. The SRP has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases. Under the SRP, purchases may be completed in accordance with SEC regulations at prevailing market prices, through open market purchases or privately negotiated transactions, at such times and prices and in such manner as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases, if any, are expected to be financed through cash generated from operations and borrowings, and are subject to applicable limitations and restrictions as set forth in the credit agreement governing UNIFI’s debt obligations. UNIFI may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

UNIFI did not purchase any of its common stock during fiscal 2017 and 2018.  As of June 24, 2018, UNIFI had repurchased a total of 806 shares, at an average price of $27.79 (for a total of $22,409, inclusive of commission costs) pursuant to the SRP, and $27,603 remained available for repurchases.

PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

The below graphic comparison assumes the investment of $100 in each of UNIFI common stock, the S&P SmallCap 600 Index (a benchmark index containing inclusion characteristics closely associated with UNIFI) and the NYSE Composite Index (a broad equity market index), all at June 28, 2013.  The resulting cumulative total return assumes that dividends, if any, were reinvested. Past performance is not indicative of future performance.

	June 28, 2013	June 27, 2014	June 26, 2015	June 24, 2016	June 23, 2017	June 22, 2018
Unifi, Inc.	$100.00	$132.56	$164.20	$127.19	$139.91	$152.49
S&P SmallCap 600	100.00	124.07	135.07	127.44	156.94	191.78
NYSE Composite	100.00	122.40	126.38	119.62	141.39	156.06

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data.  The data should be read in conjunction with UNIFI’s historical consolidated financial statements for each of the fiscal years presented, as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016	June 28, 2015	June 29, 2014
Number of fiscal weeks	52	52	52	52	52
Operations Data:
Net sales	$678,912	$647,270	$643,637	$687,121	$687,902
Gross profit	86,428	94,164	93,632	90,705	83,262
Selling, general and administrative expenses	56,077	50,829	47,502	49,672	46,203
Operating income	28,799	43,768	42,198	38,486	31,483
Interest expense	4,935	3,578	3,528	4,025	4,329
Equity in earnings of unconsolidated affiliates (1)	(5,787)	(4,230)	(8,963)	(19,475)	(19,063)
Income from continuing operations before income taxes	30,211	43,275	48,243	53,812	47,881
(Benefit) provision for income taxes (2)	(1,491)	10,898	15,073	13,346	20,161
Income from continuing operations, net of tax	31,702	32,377	33,170	40,466	27,720
Net income attributable to Unifi, Inc. (3)	31,702	32,875	34,415	42,151	28,823
Per common share:
Net income attributable to Unifi, Inc.
Basic	$1.73	$1.81	$1.93	$2.32	$1.52
Diluted	$1.70	$1.78	$1.87	$2.24	$1.47
Cash Flow Data:
Net cash provided by operating activities	$37,335	$46,062	$55,975	$38,903	$56,357
Depreciation and amortization expenses	22,585	20,368	17,528	18,043	17,896
Capital expenditures	25,029	33,190	52,337	25,966	19,091
Distributions received from unconsolidated affiliates	12,236	2,322	4,732	3,718	13,214
Cash paid for share repurchases	—	—	6,211	10,360	36,551
Cash dividends declared per common share	$—	$—	$—	$—	$—

	June 24, 2018	June 25, 2017	June 26, 2016	June 28, 2015	June 29, 2014
Balance Sheet Data:
Cash and cash equivalents	$44,890	$35,425	$16,646	$10,013	$15,907
Property, plant and equipment, net	205,516	203,388	185,101	136,222	123,802
Total assets	601,807	571,503	525,442	474,761	466,588
Total debt (4)	130,549	128,442	121,591	102,499	97,394
Total shareholders’ equity	389,781	360,806	326,945	299,093	286,738

(1)	Equity in earnings of unconsolidated affiliates for fiscal 2015 includes two bargain purchase gains recognized by PAL for a combined benefit to UNIFI of $4,696, before taxes.

(2)

Provision for income taxes for fiscal 2018 includes, among other items, benefits from the reversal of (i) an uncertain tax position for $3,380 relating to certain intercompany foreign income applicable to fiscal 2015 and (ii) a valuation allowance on certain historical NOLs for $3,807, in addition to certain tax impacts resulting from federal tax reform legislation signed into law in December 2017.

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

During fiscal 2014, UNIFI increased the valuation allowance for certain deferred tax assets, generating additional tax expense of $1,925.

(3)	Net income attributable to Unifi, Inc. (“Net Income”):
•	for fiscal 2017 includes a loss on the divestiture of a non-core business of $1,662, after tax;
•	for fiscal 2016 includes key employee transition costs of $1,493, after tax; and
•	for fiscal 2015 includes a loss on the extinguishment of debt of $676, after tax.
(4)	Total debt reflects principal outstanding less unamortized debt issuance costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

UNIFI manufactures and sells polyester-based and nylon-based products primarily to other yarn manufacturers and knitters and weavers (UNIFI’s direct customers) that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets (UNIFI’s indirect customers).  We refer to these indirect customers as “brand partners.” Polyester yarns include POY, textured, solution and package dyed, twisted, beamed and draw wound yarns, and each is available in virgin or recycled varieties. Recycled solutions, made from both pre-consumer and post-consumer waste, include Flake and Chip.  Nylon yarns include virgin or recycled textured, solution dyed and spandex covered yarns.

UNIFI maintains one of the textile industry’s most comprehensive yarn product offerings that include specialized yarns, PVA yarns and commodity yarns, with principal geographic markets in the Americas and Asia.

UNIFI has direct manufacturing operations in four countries and participates in joint ventures in Israel and the United States, the most significant of which is a 34% non-controlling partnership interest in PAL, a significant unconsolidated affiliate that produces cotton and synthetic yarns for sale to the global textile industry and apparel market. We believe the investment in PAL provides strategic diversification for our overall business in response to global textile trends.

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

UNIFI reported net income of $31,702, or $1.70 per diluted share, for fiscal 2018. These results primarily reflect the benefits of (i) growth in sales of PVA products, especially in the International Segment and (ii) an effective tax rate lower than recent prior years due primarily to the reversal of both a significant uncertain tax position and a valuation allowance on certain historical NOLs.  The benefits to net income were partially offset by (a) an increasing raw materials cost environment coupled with a challenging domestic landscape in which achieving corresponding selling price adjustments was difficult against cost-competitive imports and (b) increased SG&A expenses for talent acquisition, marketing and commercial expansion.

In both fiscal 2017 and 2018, UNIFI faced periods of fluctuating and/or increasing virgin and recycled polyester raw material costs, depressing the Polyester Segment’s gross margins. Additionally, the Polyester and Nylon Segments both experienced a difficult domestic environment, challenged by weak retail selling seasons, highly competitive imports and, through the first half of fiscal 2018, cautious ordering patterns from brands and retailers. However, the International Segment exhibited strong performance and growth due to the global success of UNIFI’s PVA portfolio.

Significant Developments and Trends

UNIFI’s operations in fiscal 2018 were focused on enhancing the global supply chain, growing the market for its PVA products and using cash flow from operations to fund select capital projects and strategic growth opportunities while also building out our commercial and management team through talent recruitment.  This focus led to the continuing increase in UNIFI’s PVA sales as a percentage of its overall sales, with net sales from PVA products representing approximately 45% of consolidated net sales for fiscal 2018. This increase continues a growth trend in PVA sales, which have risen more than 10% annually for the past several fiscal years.  UNIFI’s strategy of enriching its product mix through a focus on PVA products helps to insulate it from the pressures of low-priced commodity yarn imports and to establish UNIFI as an innovation leader in its core markets. UNIFI’s innovative and sustainable products achieved growth in overseas markets, continuing to meet the demands of premier brands and retailers worldwide.

UNIFI’s flagship REPREVE® brand continued as our fastest growing PVA solution during fiscal 2018.  The increasing success and awareness of the REPREVE® brand continues to provide new opportunities for growth, allowing for expansion into new end uses and markets for REPREVE®, as well as continued growth of the brand with current customers. Both brands and consumers are demanding more sustainable solutions that provide better performance characteristics, and we believe REPREVE® is positioned to benefit from this trend.

However, despite the relative growth in PVA sales and overall sales, UNIFI experienced profitability challenges in fiscal 2018.  The primary challenges related to (i) persistently rising raw material costs and an inherent lag in implementing responsive price increases, (ii) suppressed yarn demand in the Polyester and Nylon Segments and (iii) a less-profitable sales mix.

Fiscal 2017 marked the final year of a three-year $135,000 capital investment plan. Beginning with fiscal 2015, UNIFI invested approximately $35,000 in capital projects, adding machinery to support expansion of its draw-textured and air-jet textured businesses, launching its third production line in the REPREVE® Recycling Center and installing a 1-megawatt capacity solar farm. In fiscal 2016, UNIFI invested approximately $60,000 in capital projects, including initial construction of a bottle processing facility, commencing another REPREVE® Recycling Center expansion and enhancing automation systems and existing machinery to accommodate an increasingly complex product mix. UNIFI invested approximately $40,000 in capital projects in fiscal 2017, completing construction of its bottle processing facility, nearing completion of the fourth production line in the REPREVE® Recycling Center, and completing construction of assets for production of specialized bi-component fibers, along with additional enhancements to existing assets for customized and small-lot solutions.

In fiscal 2018, we invested approximately $25,000 in capital projects, which included (i) completing the fourth production line in the REPREVE® Recycling Center, (ii) making further improvements in production capabilities and technology enhancements in the Americas and (iii) annual maintenance capital expenditures.

To appropriately leverage the significant investments made in machinery and equipment in recent years, UNIFI expects to make additional investments in certain growth initiatives, including technology, innovation and sustainability; high-quality strategic partnerships; and supply chain expansion and optimization. These initiatives complement UNIFI’s core competencies and are expected to strengthen our relationships with like-minded customers who value a premier supply chain and state-of-the-art equipment that offers technology-driven solutions backed by innovation and sustainability. As a result, these initiatives are expected to increase net sales, gross margins and operating income while also increasing SG&A expenses.

Raw material components represent a significant portion of UNIFI’s manufactured products. The prices for the principal raw materials used by UNIFI continually fluctuate, and it is difficult, and often impossible, to predict trends or upcoming developments.  During fiscal 2018 and 2017, UNIFI operated in a predominantly increasing raw material cost environment. UNIFI believes those costs were primarily a result of volatility in the crude oil markets. During fiscal 2016, UNIFI operated in a predominantly declining virgin polyester raw material cost environment.  UNIFI believes that costs during much of fiscal 2016 were impacted by lower crude oil values, a lack of major unplanned raw material capacity outages and soft global demand for polyester raw materials. The continuing volatility in global crude oil prices is likely to impact UNIFI’s polyester and nylon raw material costs.  While it is not possible to predict the timing or amount of the impact or whether the recent fluctuations in crude oil prices will stabilize or continue, UNIFI monitors these dynamic factors closely. In addition, UNIFI attempts to pass on to its customers rises in raw material costs but at times it cannot and, when it can, there typically is a time lag that adversely affects UNIFI during one or more periods. Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of raw materials in the prior quarter.  Pricing adjustments for other customers must be negotiated independently.  In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one or two fiscal quarters of the raw material price increase for its index priced customers and within two fiscal quarters of the raw material price increase for its non-index priced customers.

UNIFI is also impacted by significant fluctuations in the value of the BRL and the Chinese Renminbi (“RMB”), the local currencies for our operations in Brazil and China, respectively. Appreciation of the BRL and RMB improves our net sales and gross profit metrics when the results of our subsidiaries are translated into USDs at comparatively favorable rates. However, such strengthening may cause adverse impacts to the value of USDs held in these foreign jurisdictions. UNIFI expects continued volatility in the value of the BRL and the RMB to impact our key performance metrics, although the magnitude of the impact is dependent upon the significance of the volatility, and it is not possible to predict the timing or amount of the impact.

In fiscal 2018, the BRL weakened versus the USD, while in fiscal 2017, the BRL strengthened versus the USD. In fiscal 2016, UNIFI was negatively impacted by relative weakening of the BRL.

In fiscal 2018, 2017 and 2016, fluctuations in the value of the RMB occurred and were most impactful to certain fiscal quarters in which exchange rates moved dramatically, but were not material to each fiscal year as a whole.

Results of Operations

Fiscal 2018, 2017 and 2016 each consisted of 52 weeks.  The following table presents a summary of Net Income:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Net sales	$678,912	$647,270	$643,637
Cost of sales	592,484	553,106	550,005
Gross profit	86,428	94,164	93,632
Selling, general and administrative expenses	56,077	50,829	47,502
(Benefit) provision for bad debts	(38)	(123)	1,684
Other operating expense (income), net	1,590	(310)	2,248
Operating income	28,799	43,768	42,198
Interest expense, net	4,375	3,061	2,918
Loss on sale of business	—	1,662	—
Equity in earnings of unconsolidated affiliates	(5,787)	(4,230)	(8,963)
Income before income taxes	30,211	43,275	48,243
(Benefit) provision for income taxes	(1,491)	10,898	15,073
Net income including non-controlling interest	31,702	32,377	33,170
Less: net loss attributable to non-controlling interest	—	(498)	(1,245)
Net income attributable to Unifi, Inc.	$31,702	$32,875	$34,415

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

Key Performance Indicators and Non-GAAP Financial Measures

UNIFI continuously reviews performance indicators to measure its success.  These performance indicators form the basis of management’s discussion and analysis included below:

•	sales volume and revenue for UNIFI and for each reportable segment;
•	gross profit and gross margin for UNIFI and for each reportable segment;
•	Net Income and diluted earnings per share (“EPS”);
•	Segment Profit (Loss), which equals segment gross profit plus segment depreciation expense;
•	unit conversion margin, which represents unit net sales price less unit raw material costs, for UNIFI and for each reportable segment;
•	working capital, which represents current assets less current liabilities;
•	Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which represents Net Income before net interest expense, income tax expense and depreciation and amortization expense;
•

Adjusted EBITDA, which represents EBITDA adjusted to exclude equity in earnings of PAL, key employee transition costs, loss on sale of business and certain other adjustments necessary to understand and compare the underlying results of UNIFI;

•

Adjusted Net Income, which represents Net Income calculated under GAAP, adjusted to exclude certain amounts which management believes do not reflect the ongoing operations and performance of UNIFI and/or which are necessary to understand and compare the underlying results of UNIFI, such as key employee transition costs, loss on sale of business, and the approximate after-tax impact of certain income or expense items (as well as specific impacts to the provision for income taxes);

•	Adjusted EPS, which represents Adjusted Net Income divided by UNIFI’s diluted weighted average common shares outstanding; and
•	Adjusted Working Capital (receivables plus inventory, less accounts payable and accrued expenses).

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

Historically, the non-GAAP financial measures aimed to exclude the impact of the non-controlling interest in Renewables, while the consolidated amounts for such entity were required to be included in UNIFI’s financial amounts reported under GAAP.

See “—Non-GAAP Reconciliations” below for reconciliations of non-GAAP metrics to the most directly comparable GAAP metric.

Non-GAAP Reconciliations

EBITDA and Adjusted EBITDA

The reconciliations of the amounts reported under GAAP for Net Income to EBITDA and Adjusted EBITDA are as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Net income attributable to Unifi, Inc.	$31,702	$32,875	$34,415
Interest expense, net	4,375	3,030	2,884
(Benefit) provision for income taxes	(1,491)	10,898	15,073
Depreciation and amortization expense	22,218	19,851	16,893
EBITDA	56,804	66,654	69,265

Equity in earnings of PAL	(4,533)	(2,723)	(6,074)
EBITDA excluding PAL	52,271	63,931	63,191

Loss on sale of business	—	1,662	—
Key employee transition costs	—	—	2,166
Adjusted EBITDA	$52,271	$65,593	$65,357

Amounts presented in the reconciliation above may not be consistent with amounts included in UNIFI’s consolidated financial statements, and such discrepancies are insignificant and integral to the reconciliation.

Adjusted Net Income and Adjusted EPS

The tables below set forth reconciliations of (i) Income before income taxes (“Pre-tax Income”), (Benefit) provision for income taxes (“Tax Impact”) and Net Income to Adjusted Net Income and (ii) Diluted EPS to Adjusted EPS.

	Fiscal 2018
	Pre-tax Income	Tax Impact	Net Income	Diluted EPS
GAAP results	$30,211	$1,491	$31,702	$1.70
Reversal of specific tax valuation allowance (1)	—	(3,807)	(3,807)	(0.20)
Reversal of specific uncertain tax position (2)	—	(3,380)	(3,380)	(0.18)
Adjusted results	$30,211	$(5,696)	$24,515	$1.32

Diluted weighted average common shares outstanding				18,637

	Fiscal 2017
	Pre-tax Income	Tax Impact	Net Income	Diluted EPS
GAAP results	$43,275	$(10,898)	$32,875	$1.78
Loss on sale of business (3)	1,662	—	1,662	0.09
Adjusted results	$44,937	$(10,898)	$34,537	$1.87

Diluted weighted average common shares outstanding				18,443

	Fiscal 2016
	Pre-tax Income	Tax Impact	Net Income	Diluted EPS
GAAP results	$48,243	$(15,073)	$34,415	$1.87
Key employee transition costs (4)	2,330	(673)	1,493	0.08
Adjusted results	$50,573	$(15,746)	$35,908	$1.95

Diluted weighted average common shares outstanding				18,415

(1)

For fiscal 2018, UNIFI reversed a $3,807 valuation allowance on certain historical NOLs in connection with a tax status change unrelated to the federal tax reform legislation signed into law in December 2017.

(2)	For fiscal 2018, UNIFI reversed a $3,380 uncertain tax position relating to certain foreign exchange income applicable to fiscal 2015.

(3)	For fiscal 2017, the Company incurred a loss on the sale of its investment in Renewables of $1,662. There was no tax impact for this transaction as the loss is non-deductible.

(4)

For fiscal 2016, the Company incurred key employee transition costs of $2,330, before tax, for transactions in the United States.  The Company estimates the tax benefit of these costs was $673, using a 35% tax rate, with no significant deferred tax components.  Including transactions for Renewables, the amounts reflected here consider impacts to the valuation allowances and non-controlling interest.

Review of Results of Operations for Fiscal 2018, 2017 and 2016

Consolidated Overview

The components of Net Income, each component as a percentage of net sales and the percentage increase or decrease over the prior fiscal year amounts are presented in the table below, followed by a discussion and analysis of the significant components of Net Income.  Fiscal 2018, 2017 and 2016 were each comprised of 52 weeks.

	Fiscal 2018	% Change	Fiscal 2017	% Change	Fiscal 2016
Net sales	$678,912	4.9	$647,270	0.6	$643,637
Cost of sales	592,484	7.1	553,106	0.6	550,005
Gross profit	86,428	(8.2)	94,164	0.6	93,632
Selling, general and administrative expenses	56,077	10.3	50,829	7.0	47,502
(Benefit) provision for bad debts	(38)	(69.1)	(123)	(107.3)	1,684
Other operating expense (income), net	1,590	(612.9)	(310)	(113.8)	2,248
Operating income	28,799	(34.2)	43,768	3.7	42,198
Interest expense, net	4,375	42.9	3,061	4.9	2,918
Loss on sale of business	—	(100.0)	1,662	100.0	—
Earnings from unconsolidated affiliates	(5,787)	36.8	(4,230)	(52.8)	(8,963)
Income before income taxes	30,211	(30.2)	43,275	(10.3)	48,243
(Benefit) provision for income taxes	(1,491)	(113.7)	10,898	(27.7)	15,073
Net income including non-controlling interest	31,702	(2.1)	32,377	(2.4)	33,170
Less: net loss attributable to non-controlling interest	—	(100.0)	(498)	(60.0)	(1,245)
Net income attributable to Unifi, Inc.	$31,702	(3.6)	$32,875	(4.5)	$34,415

Net Sales

Fiscal 2018 vs Fiscal 2017

Consolidated net sales for fiscal 2018 increased by $31,642, or 4.9%, as compared to fiscal 2017.

Consolidated sales volumes increased 10.7%, attributable to continued growth in sales of Flake and recycled polyester Chip in the Polyester Segment and staple fiber and other PVA products in the International Segment. Sales continue to expand in the International Segment as our PVA portfolio resonates with numerous customers. The increase in sales volumes was partially offset by soft yarn sales in the Polyester and Nylon Segments. We believe the softness in the domestic environment and competition from imports continues to be a challenge for the textile supply chain.  Our Nylon Segment results also reflect the current global trend of declines in demand for nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices decreased 5.6%, attributable to disproportionate growth of lower-priced Flake, recycled polyester Chip and staple fiber among the Polyester and International Segments, as well as a decline in higher-priced nylon products. PVA products at the end of fiscal 2018 comprised 45% of consolidated net sales, up from 40% at the end of fiscal 2017. Even with the relative growth in the proportion of PVA sales as a percentage of overall sales, our customers can choose between various solutions, some of which carry higher margins than others.  Accordingly, growth in PVA sales does not necessarily translate into higher margins or increased profitability on a consolidated basis.

Fiscal 2017 vs. Fiscal 2016

Consolidated net sales for fiscal 2017 increased by $3,633, or 0.6%, as compared to fiscal 2016.

Consolidated sales volumes increased 11.3%, attributable to continued growth in sales of PVA products in the International Segment and sales of recycled polyester Chip and Flake in the Polyester Segment. In Brazil, despite a volatile economic and political environment, we capitalized on expansion of the synthetic yarn market coupled with market share gain due to the shutdown of a competitor in early calendar 2016.  In Asia, the business has grown as brands and retail partners continue to utilize our global model, providing differentiation and innovation of our PVA products to support customers’ global supply chains. The increase in International Segment sales volumes was partially offset by softness in the retail markets covered by NAFTA and CAFTA-DR, which adversely impacted the Polyester and Nylon Segments.  As store closures and other business transformations plagued the retail industry, domestic apparel brands and retailers continued a cautious ordering level throughout fiscal 2017, which led to sales volume declines for our domestic operations compared to the prior period.

Consolidated average sales prices decreased 10.6% from fiscal 2016 to fiscal 2017, attributable to (i) a mix impact within the Polyester Segment due to a higher proportion of lower-priced product sales, (ii) a mix impact from relative volume weakness for nylon products that typically carry a higher selling price and (iii) an increase in product sales in the International Segment (where the products carry a lower average selling price when compared to domestic programs). The decrease in consolidated sales pricing was partially offset by increased sales of PVA products and a benefit from net favorable foreign currency translation, when comparing fiscal 2017 to fiscal 2016, of approximately $9,800, primarily associated with the comparative increase in value of the BRL.  PVA products at the end of fiscal 2017 comprised 40% of consolidated net sales, up from 35% at the end of fiscal 2016.

Gross Profit

Fiscal 2018 vs. Fiscal 2017

Gross profit for fiscal 2018 decreased by $7,736, or 8.2%, as compared to fiscal 2017. For the International Segment, gross profit increased due to sales growth; however, margins were lower due to a less favorable sales mix and pressure from higher raw material costs. For the Polyester Segment, gross profit decreased primarily due to higher raw material costs coupled with a lag time in implementing corresponding selling price increases, lower yarn sales, incremental depreciation and pressure from ramping-up recycling operations as we incurred higher-than-expected costs in our bottle processing facility. For the Nylon Segment, gross profit decreased due in part to a less favorable sales mix and lower sales volumes.

Fiscal 2017 vs. Fiscal 2016

Gross profit for fiscal 2017 increased by $532, or 0.6%, as compared to fiscal 2016, primarily due to (i) the increase in PVA product sales in the International Segment, (ii) an improvement in per-unit manufacturing costs for our subsidiary in Brazil due to increased volumes and (iii) net favorable foreign currency translation of approximately $1,800.  These benefits were partially offset as gross profit for the Polyester and Nylon Segments decreased due to (a) lower sales volumes in the Nylon Segment, (b) start-up costs (primarily depreciation) associated with the new bottle processing facility and (c) a lag in implementing selling price adjustments for customers in connection with periodic increases in virgin polyester raw material costs.

Selling, General and Administrative Expenses

The changes in SG&A expenses are as follows:

SG&A expenses for fiscal 2016	$47,502
Net increase for external service providers	2,386
Increase in supplemental retirement plan expenses	640
Increase due to foreign currency translation	465
Increase in incentive compensation expenses	410
Decrease in sales, franchise and property taxes	(533)
Other net decreases	(41)
SG&A expenses for fiscal 2017	$50,829

SG&A expenses for fiscal 2017	$50,829
Increase in domestic salaries and fringe benefits	2,701
Increase in domestic recruiting and incentive compensation	2,578
Incremental international commercial investments	1,368
Increase in domestic marketing expenses	859
Other net increases	1,219
Net decrease for external service providers	(3,477)
SG&A expenses for fiscal 2018	$56,077

Fiscal 2018 vs. Fiscal 2017

Total SG&A expenses grew throughout fiscal 2018 to support investments in talent, international growth, and development of greater commercial capabilities.  The increase compared to fiscal 2017 was primarily a result of (i) an increase in domestic salaries and fringe benefits, as well as an increase in domestic recruiting and incentive compensation due to recent talent acquisition, (ii) growth in the International Segment’s commercial efforts, (iii) investments in marketing capabilities and activities to promote UNIFI’s brands, and (iv) other net increases for sales commissions and general corporate expenses, partially offset by a net decrease in fees paid to external service providers, primarily for consulting.

In the fourth quarter of fiscal 2018, total SG&A expenses reached a run-rate expected to continue through fiscal 2019. Therefore, UNIFI expects fiscal 2019 SG&A expenses to exceed those of fiscal 2018 as UNIFI incurs the full-year effect of the investments made in fiscal 2018.

Fiscal 2017 vs. Fiscal 2016

Total SG&A expenses were higher for fiscal 2017 compared to fiscal 2016, primarily as a result of (i) a net increase in fees paid to external service providers, including audit, legal, tax, consulting, marketing and branding services, many of which related to strategic planning, talent acquisition and commercial expansion, (ii) an increase in supplemental retirement plan expenses driven by comparatively stronger performance of the equity index benchmark, (iii) an increase in foreign currency translation primarily due to the strengthening of the BRL versus the USD and (iv) an increase in incentive compensation expenses due to favorable performance against established targets, partially offset by a decrease in non-income related taxes and other net decreases.

(Benefit) Provision for Bad Debts

Fiscal 2018 vs. Fiscal 2017

There was no material bad debt activity in fiscal 2018 or fiscal 2017.

Fiscal 2017 vs. Fiscal 2016

(Benefit) provision for bad debts changed favorably from a provision of $1,684 for fiscal 2016 to a benefit of $123 for fiscal 2017.  The benefit to fiscal 2017 reflects a net decrease in the reserve against specifically identified customer balances in the Polyester and International Segments.

Other Operating Expense (Income), Net

Fiscal 2018 vs. Fiscal 2017

Other operating expense (income), net changed unfavorably from $310 of income for fiscal 2017 to $1,590 of expense for fiscal 2018. Other operating expense (income), net for fiscal 2018 primarily includes unfavorable foreign currency exchange impacts, while the total for fiscal 2017 primarily includes favorable foreign currency exchange impacts.

Fiscal 2017 vs. Fiscal 2016

Other operating expense (income), net changed favorably from $2,248 of expense for fiscal 2016 to $310 of income for fiscal 2017. Other operating expense (income), net for fiscal 2017 primarily includes favorable foreign currency exchange impacts, while the total for fiscal 2016 primarily includes key employee transition costs.

Interest Expense, Net

Interest expense, net reflected the following components:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Interest and fees on the ABL Facility	$3,926	$3,032	$2,903
Other interest	832	1,021	885
Subtotal of interest on debt obligations	4,758	4,053	3,788
Amortization of debt financing fees	367	390	407
Mark-to-market adjustment for interest rate swap	—	(260)	(20)
Reclassification adjustment for interest rate swap	—	70	77
Interest capitalized to property, plant and equipment, net	(190)	(675)	(724)
Subtotal of other components of interest expense	177	(475)	(260)
Total interest expense	4,935	3,578	3,528
Interest income	(560)	(517)	(610)
Interest expense, net	$4,375	$3,061	$2,918

Fiscal 2018 vs. Fiscal 2017

Interest on debt obligations increased from fiscal 2017 to fiscal 2018 primarily due to (i) a higher weighted average interest rate resulting from fixing the variable portion of the interest rate on $75,000 of debt principal, beginning in May 2017 and (ii) a general increase in market interest rates on the remaining portion of our variable rate debt.

The change in other components of interest expense from fiscal 2017 to fiscal 2018 was primarily attributable to a fiscal 2017 favorable mark-to-market adjustment for the historical interest rate swap that terminated in May 2017 and less interest capitalized to project costs.

Fiscal 2017 vs. Fiscal 2016

Interest on debt obligations increased from fiscal 2016 to fiscal 2017 in connection with an increase in the weighted average interest rate and an increase in capital lease obligations.

The change in other components of interest expense from fiscal 2016 to fiscal 2017 was primarily attributable to a more favorable change in the mark-to-market adjustment for the historical interest rate swap.

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

Earnings from Unconsolidated Affiliates

The components of earnings from unconsolidated affiliates are as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Earnings from PAL	$(4,533)	$(2,723)	$(6,074)
Earnings from nylon joint ventures	(1,254)	(1,507)	(2,889)
Total equity in earnings of unconsolidated affiliates	$(5,787)	$(4,230)	$(8,963)

As a percentage of consolidated income before income taxes	19.2%	9.8%	18.6%

Fiscal 2018 vs. Fiscal 2017

UNIFI’s 34% share of PAL’s earnings increased from $2,723 in fiscal 2017 to $4,533 in fiscal 2018. The increase was primarily attributable to improved sales and operating margins and lower depreciation expense.  The earnings from the nylon joint ventures experienced a decrease from the prior period primarily due to softness in the nylon market, consistent with the results of the Nylon Segment, as well as higher raw material costs.

Fiscal 2017 vs. Fiscal 2016

UNIFI’s 34% share of PAL’s earnings decreased from $6,074 in fiscal 2016 to $2,723 in fiscal 2017. The decrease was primarily attributable to lower volumes and operating margins, mostly as a result of a challenging domestic cotton market.  The earnings from the nylon joint ventures experienced a decrease from the prior period primarily due to higher raw material costs and softness in the nylon markets.

(Benefit) Provision for Income Taxes

The change in consolidated income taxes is as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Income before income taxes	$30,211	$43,275	$48,243
(Benefit) provision for income taxes	(1,491)	10,898	15,073
Effective tax rate	(4.9)%	25.2%	31.2%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation H.R. 1, formerly known as the Tax Cuts and Jobs Act.  H.R. 1 includes significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time mandatory deemed repatriation of foreign earnings and profits, deductions, credits and business-related exclusions.

UNIFI has recorded all known and estimable impacts of H.R. 1 that are effective for fiscal 2018. Future adjustments to provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized. UNIFI continues to review the anticipated impacts of the global intangible low-taxed income (“GILTI”), foreign derived intangible income (“FDII”) deduction, and base erosion anti-abuse tax (“BEAT”), which are not effective until fiscal 2019. UNIFI has not recorded any impacts associated with either GILTI, FDII or BEAT, but these provisions are expected to adversely impact the fiscal 2019 effective tax rate.

Fiscal 2018 vs. Fiscal 2017

The effective tax rate for fiscal 2018 benefited from, among other things, (i) the release of uncertain tax positions due to settlement with tax authorities, (ii) the deferred tax benefit resulting from the revaluation of UNIFI’s domestic deferred tax balances for the lower U.S. statutory rate (including valuation allowances on domestic deferred tax assets), (iii) the release of a valuation allowance on certain NOLs outside the U.S. consolidated group, and (iv) a reduction in the valuation allowance related to foreign NOLs utilized in fiscal 2018.  These benefits were partially offset by (a) the one-time deemed mandatory repatriation of foreign earnings, net of foreign tax credits, (b) withholding taxes on repatriation of foreign earnings and (c) nondeductible compensation.

The effective tax rate for fiscal 2017 benefited from, among other things, (i) a lower overall effective tax rate for UNIFI’s foreign earnings (reflecting free-trade zone sales in El Salvador and lower statutory tax rates in both Brazil and China), (ii) increased research and development credits, (iii) a decrease in the valuation allowance reflecting the recognition of lower taxable income versus book income for UNIFI’s investment in PAL (for which UNIFI maintains a full valuation allowance) and (iv) a reduction in the valuation allowance related to foreign NOLs utilized in 2017.  These benefits were partially offset by (a) a reduction in the domestic production activities deduction due to the carryback of certain losses, (b) an increase in uncertain tax positions and (c) withholding taxes on repatriation of foreign earnings.

The favorable change in the effective tax rate from fiscal 2017 to fiscal 2018 was primarily attributable to (i) the release of uncertain tax positions due to settlement with tax authorities and (ii) the release of a valuation allowance on certain NOLs outside the U.S. consolidated group.

Fiscal 2017 vs. Fiscal 2016

The effective tax rate for fiscal 2017 benefited from, among other things, (i) a lower overall effective tax rate for UNIFI’s foreign earnings (reflecting free-trade zone sales in El Salvador and lower statutory tax rates in both Brazil and China), (ii) increased research and development credits, (iii) a decrease in the valuation allowance reflecting the recognition of lower taxable income versus book income for UNIFI’s investment in PAL (for which UNIFI maintains a full valuation allowance) and (iv) a reduction in the valuation allowance related to foreign NOLs utilized in 2017.  These benefits were partially offset by (a) a reduction in the domestic production activities deduction due to the carryback of certain losses, (b) an increase in uncertain tax positions and (c) withholding taxes on repatriation of foreign earnings.

The effective tax rate for fiscal 2016 benefited from, among other things, (i) a lower overall effective tax rate for UNIFI’s foreign earnings (reflecting free-trade zone sales in El Salvador and lower statutory tax rates in both Brazil and China), (ii) a decrease in the valuation allowance reflecting the recognition of lower taxable income versus book income for UNIFI’s investment in PAL (for which UNIFI maintains a full valuation allowance) and (iii) a reduction in the valuation allowance related to foreign tax credits utilized in 2016.  These benefits were partially offset by (a) utilization of foreign tax credits, (b) an increase in the valuation allowance for NOLs, including Renewables, for which no tax benefit could be recognized, (c) state and local taxes net of the assumed federal benefit and (d) an increase in uncertain tax positions.

The favorable change in the effective tax rate from fiscal 2016 to fiscal 2017 was primarily attributable to both a greater mix of foreign earnings and increased research and development credits in fiscal 2017.

Net Income

Fiscal 2018 vs. Fiscal 2017

Net Income for fiscal 2018 was $31,702, or $1.70 per diluted share, compared to $32,875, or $1.78 per diluted share, for fiscal 2017.  The decrease was primarily attributable to (i) higher operating expenses reducing gross profit, (ii) an increase in SG&A expenses, (iii) higher interest expense and (iv) unfavorable foreign currency exchange impacts, partially offset by (a) a lower effective tax rate, (b) higher earnings from PAL and (c) a loss on sale of business in fiscal 2017.

Fiscal 2017 vs. Fiscal 2016

Net Income for fiscal 2017 was $32,875, or $1.78 per diluted share, compared to $34,415, or $1.87 per diluted share, for fiscal 2016.  The decrease was primarily attributable to (i) lower earnings from equity affiliates and (ii) an increase in SG&A expenses, partially offset by (a) the recognition of a benefit for bad debts, (b) a lower effective tax rate and (c) favorable foreign currency exchange impacts.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for fiscal 2018, 2017 and 2016.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	Fiscal 2018	% Change	Fiscal 2017	% Change	Fiscal 2016
Net sales	$364,169	2.4	$355,740	(7.2)	$383,167
Cost of sales	333,078	5.5	315,655	(5.4)	333,638
Gross profit	31,091	(22.4)	40,085	(19.1)	49,529
Depreciation expense	15,893	14.2	13,921	24.4	11,188
Segment Profit	$46,984	(13.0)	$54,006	(11.1)	$60,717

Gross margin	8.5%		11.3%		12.9%
Segment margin	12.9%		15.2%		15.8%

Segment net sales as a percentage of consolidated amount	53.6%		55.0%		59.5%

Segment Profit as a percentage of consolidated amount	44.1%		48.2%		56.0%

The changes in net sales for the Polyester Segment are as follows:

Net sales for fiscal 2016	$383,167
Decrease in average selling price and change in sales mix	(33,651)
Increase in sales volumes	6,224
Net sales for fiscal 2017	$355,740

Net sales for fiscal 2017	$355,740
Increase in sales volumes	15,828
Decrease in average selling price and change in sales mix	(7,399)
Net sales for fiscal 2018	$364,169

The increase in net sales for the Polyester Segment from fiscal 2017 to fiscal 2018 was primarily attributable to higher sales of Flake, POY and recycled polyester Chip.  However, these changes also drove a decline in the Polyester Segment average selling price, while lower sales volumes of higher-priced textured, dyed and beamed yarns also negatively impacted the sales mix.

The decrease in net sales for the Polyester Segment from fiscal 2016 to fiscal 2017 was attributable to lower sales prices primarily as a result of an unfavorable change in sales mix due to lower sales volumes of higher-priced textured, dyed and beamed yarns and higher sales volumes of lower-priced Flake, recycled polyester Chip and POY.

The changes in Segment Profit for the Polyester Segment are as follows:

Segment Profit for fiscal 2016	$60,717
Net decrease in underlying margins	(7,697)
Increase in sales volumes	986
Segment Profit for fiscal 2017	$54,006

Segment Profit for fiscal 2017	$54,006
Net decrease in underlying margins	(9,425)
Increase in sales volumes	2,403
Segment Profit for fiscal 2018	$46,984

The decrease in Segment Profit for the Polyester Segment from fiscal 2017 to fiscal 2018 was primarily attributable to raw material cost pressures that were not effectively offset by timely corresponding selling price increases, along with the unfavorable sales mix shift towards lower-margin products discussed above in the net sales analysis. In addition, we incurred higher-than-expected costs in our bottle processing operation during fiscal 2018. UNIFI does attempt to pass on to its customers rises in raw material costs but at times it cannot and, when it can, there typically is a time lag that adversely affects UNIFI and its margins during one or more periods. Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of raw materials in the prior quarter. Pricing adjustments for other customers must be negotiated independently.  In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one to two fiscal quarters of the raw material price increase for its index priced customers and within two fiscal quarters of the raw material price increase for its non-index priced customers.

The decrease in Segment Profit for the Polyester Segment from fiscal 2016 to fiscal 2017 was attributable to (i) the impact of an unfavorable change in sales mix, as described in the net sales analysis above and (ii) the impact of periodic increases in virgin polyester raw material costs with an inherent delay in selling price adjustments, despite an increase in sales volumes.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	Fiscal 2018	% Change	Fiscal 2017	% Change	Fiscal 2016
Net sales	$102,639	(8.9)	$112,704	(14.4)	$131,715
Cost of sales	92,155	(8.4)	100,633	(11.7)	113,906
Gross profit	10,484	(13.1)	12,071	(32.2)	17,809
Depreciation expense	2,197	3.4	2,125	11.9	1,899
Segment Profit	$12,681	(10.7)	$14,196	(28.0)	$19,708

Gross margin	10.2%		10.7%		13.5%
Segment margin	12.4%		12.6%		15.0%

Segment net sales as a percentage of consolidated amount	15.1%		17.4%		20.5%

Segment Profit as a percentage of consolidated amount	11.9%		12.7%		18.2%

The changes in net sales for the Nylon Segment are as follows:

Net sales for fiscal 2016	$131,715
Decrease in sales volumes	(15,973)
Decrease in average selling price and change in sales mix	(3,038)
Net sales for fiscal 2017	$112,704

Net sales for fiscal 2017	$112,704
Decrease in sales volumes	(9,823)
Decrease in average selling price and change in sales mix	(242)
Net sales for fiscal 2018	$102,639

The decrease in net sales for the Nylon Segment from fiscal 2017 to fiscal 2018 was primarily attributable to (i) lower sales volumes as a result of continued soft domestic market conditions in which nylon socks, ladies’ hosiery and intimates have experienced demand declines and (ii) a lower-priced sales mix.

The decrease in net sales for the Nylon Segment from fiscal 2016 to fiscal 2017 was attributable to (i) lower sales volumes as a result of soft domestic market conditions in which nylon socks, ladies’ hosiery and intimates have experienced demand declines and (ii) the transition of certain PVA programs from the Nylon Segment to the International Segment to meet customer-specific supply chain requirements. The shift of PVA sales to the International Segment also adversely impacted the average selling price and sales mix.

The changes in Segment Profit for the Nylon Segment are as follows:

Segment Profit for fiscal 2016	$19,708
Decrease in underlying margins	(3,122)
Decrease in sales volumes	(2,390)
Segment Profit for fiscal 2017	$14,196

Segment Profit for fiscal 2017	$14,196
Decrease in sales volumes	(1,237)
Decrease in underlying margins	(278)
Segment Profit for fiscal 2018	$12,681

The decrease in Segment Profit for the Nylon Segment from fiscal 2017 to fiscal 2018 was attributable to lower sales volumes and a less profitable sales mix.

The decrease in Segment Profit for the Nylon Segment from fiscal 2016 to fiscal 2017 was attributable to (i) the shift of higher-margin PVA sales to the International Segment and (ii) the impact of lower sales on production volumes, driving higher unit manufacturing costs due to lower capacity utilization.

International Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	Fiscal 2018	% Change	Fiscal 2017	% Change	Fiscal 2016
Net sales	$207,884	19.7	$173,686	41.7	$122,554
Cost of sales	163,300	24.6	131,087	37.0	95,666
Gross profit	44,584	4.7	42,599	58.4	26,888
Depreciation expense	1,648	47.3	1,119	26.4	885
Segment Profit	$46,232	5.8	$43,718	57.4	$27,773

Gross margin	21.4%		24.5%		21.9%
Segment margin	22.2%		25.2%		22.7%

Segment net sales as a percentage of consolidated amount	30.6%		26.8%		19.0%

Segment Profit as a percentage of consolidated amount	43.4%		39.0%		25.6%

The changes in net sales for the International Segment are as follows:

Net sales for fiscal 2016	$122,554
Increase in sales volumes	50,235
Net favorable foreign currency translation effects (BRL and RMB)	9,636
Decrease in average selling price and change in sales mix	(8,739)
Net sales for fiscal 2017	$173,686

Net sales for fiscal 2017	$173,686
Increase in sales volumes	41,102
Decrease in average selling price and change in sales mix	(6,779)
Net unfavorable foreign currency translation effects (BRL and RMB)	(125)
Net sales for fiscal 2018	$207,884

The increase in net sales for the International Segment from fiscal 2017 to fiscal 2018 was attributable to higher sales volumes at our Asian subsidiaries due to growth in our REPREVE® portfolios, particularly staple fiber and recycled polyester Chip, partially offset by (i) a decrease in the average selling price in Asia due to a greater mix of lower-priced product sales and (ii) net unfavorable foreign currency translation as the BRL weakened while the RBM strengthened against the USD during fiscal 2018.

The increase in net sales for the International Segment from fiscal 2016 to fiscal 2017 was attributable to (i) higher sales volumes at our Brazilian subsidiary due to increased demand for synthetic yarns, including air-covered PVA products for use in applications such as stretch denim, (ii) higher sales volumes at our Chinese subsidiary, which benefited from growth of PVA sales and the transition of certain programs from the Nylon Segment and (iii) favorable foreign currency translation due to the strengthening of the BRL. These benefits were partially offset by a decrease in the average selling price in China due to (a) a greater mix of lower-priced staple fiber sales to several yarn manufacturers for a PVA apparel program and (b) unfavorable foreign currency translation from the RMB.

The RMB weighted average exchange rate was 6.45 RMB/USD, 6.81 RMB/USD and 6.50 RMB/USD for fiscal 2016, 2017 and 2018, respectively.  The BRL weighted average exchange rate was 3.67 BRL/USD, 3.22 BRL/USD and 3.31 BRL/USD for fiscal 2016, 2017 and 2018, respectively.

The changes in Segment Profit for the International Segment are as follows:

Segment Profit for fiscal 2016	$27,773
Increase in sales volumes	11,349
Improvements in underlying margins	2,664
Net favorable foreign currency translation effects (BRL and RMB)	1,932
Segment Profit for fiscal 2017	$43,718

Segment Profit for fiscal 2017	$43,718
Increase in sales volumes	10,343
Decrease in underlying margins	(7,829)
Segment Profit for fiscal 2018	$46,232

The increase in Segment Profit for the International Segment from fiscal 2017 to fiscal 2018 was attributable to improved sales volumes, partially offset by a greater mix of lower-margin product sales in Asia, particularly Chip and staple fiber. There was no significant impact from foreign currency translation as the RMB strengthened versus the USD while the BRL weakened versus the USD.

The increase in Segment Profit for the International Segment from fiscal 2016 to fiscal 2017 was attributable to (i) increased sales volumes, as described in the net sales analysis above, (ii) improved margins in Brazil due to a mix of higher-margin manufactured products (including PVA products) and improved cost efficiency associated with greater production volumes and (iii) net favorable foreign currency translation effects due to the strengthening of the BRL versus the USD.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service and stock repurchases.  UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver (as defined below) of its credit facility.  For fiscal 2018, cash generated from operations was $37,335, and at June 24, 2018, excess availability under the ABL Revolver was $53,245.

As of June 24, 2018, all of UNIFI’s $131,207 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by such other subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of tax planning and financing strategies to ensure that its worldwide cash is available in the locations where it is needed. The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital and total debt obligations as of June 24, 2018 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$11	$44,879	$44,890
Borrowings available under financing arrangements	53,245	—	53,245
Liquidity	$53,256	$44,879	$98,135

Working capital	$82,028	$107,263	$189,291
Total debt obligations	$131,207	$—	$131,207

As of June 24, 2018, U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $113,855 of undistributed earnings of UNIFI’s foreign subsidiaries. UNIFI intends to reinvest these earnings indefinitely in its foreign subsidiaries.  If at a later date, these earnings were to be repatriated to the United States, UNIFI would be required to accrue and pay state income and/or foreign local withholding taxes on these amounts. Determination of the amount of any unrecognized deferred tax liability on these undistributed earnings is not practicable. UNIFI will continue to assess the existing circumstances, including any changes in tax laws, and reevaluate the necessity for any deferred tax liability.

Debt Obligations

Following is a summary of UNIFI’s debt obligations:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	June 24, 2018	June 24, 2018	June 25, 2017
ABL Revolver	March 2020	4.1%	$28,100	$9,300
ABL Term Loan (1)	March 2020	3.7%	85,000	95,000
Capital lease obligations	(2)	3.8%	18,107	25,168
Total debt			131,207	129,468
Current portion of capital lease obligations			(6,996)	(7,060)
Current portion of other long-term debt			(10,000)	(10,000)
Unamortized debt issuance costs			(658)	(1,026)
Total long-term debt			$113,553	$111,382

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for capital lease obligations range from July 2018 to November 2027.

ABL Facility

On March 26, 2015, Unifi, Inc. and its subsidiary, Unifi Manufacturing, Inc. (“UMI”), entered into an Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”) for a $200,000 senior secured credit facility (the “ABL Facility”) with a syndicate of lenders.  The ABL Facility consists of a $100,000 revolving credit facility (the “ABL Revolver”) and a term loan that can be reset up to a maximum amount of $100,000, once per fiscal year, if certain conditions are met (the “ABL Term Loan”). Such principal increase occurred in November 2016 as discussed in further detail below.  The ABL Facility has a maturity date of March 26, 2020.

The ABL Facility is secured by a first-priority perfected security interest in substantially all owned property and assets (together with all proceeds and products) of Unifi, Inc., UMI and certain subsidiary guarantors (collectively, the “Loan Parties”). It is also secured by a first-priority security interest in all (or 65% in the case of certain first-tier controlled foreign corporations, as required by the lenders) of the stock of (or other ownership interests in) each of the Loan Parties (other than Unifi, Inc.) and certain subsidiaries of the Loan Parties, together with all proceeds and products thereof.

If excess availability under the ABL Revolver falls below the defined Trigger Level, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of June 24, 2018 was $23,125. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

ABL Facility borrowings bear interest at the London Interbank Offer Rate (“LIBOR”) plus an applicable margin of 1.5% to 2.0%, or the Base Rate (as defined below) plus an applicable margin of 0.5% to 1.0%, with interest currently being paid on a monthly basis. The applicable margin is based on (i) the excess availability under the ABL Revolver and (ii) the consolidated leverage ratio, calculated as of the end of each fiscal quarter. The Base Rate means the greater of (a) the prime lending rate as publicly announced from time to time by Wells Fargo Bank, National Association, (b) the Federal Funds Rate plus 0.5% and (c) LIBOR plus 1.0%. UNIFI’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations. There is also a monthly unused line fee under the ABL Revolver of 0.25%.

As of June 24, 2018, UNIFI was in compliance with all financial covenants in the Amended Credit Agreement and the excess availability under the ABL Revolver was $53,245.  At June 24, 2018, the fixed charge coverage ratio was 0.93 to 1.00 and UNIFI had $400 of standby letters of credit, none of which have been drawn upon.  Management maintains the capability to quickly and easily improve the fixed charge coverage ratio utilizing existing cash and cash equivalents.

On November 18, 2016, pursuant to the principal reset conditions of the Amended Credit Agreement, UNIFI chose to reset the ABL Term Loan principal balance to $100,000. Following this principal reset, the ABL Term Loan is subject to quarterly amortizing payments of $2,500.

Capital Lease Obligations

There were no capital leases established in fiscal 2018. During fiscal 2017, UNIFI recorded capital leases with an aggregate present value of $14,070.  The weighted average interest rate for these capital leases is 3.9%.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the following five fiscal years and thereafter:

	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter
ABL Revolver	$—	$28,100	$—	$—	$—	$—
ABL Term Loan	10,000	75,000	—	—	—	—
Capital lease obligations	6,996	5,519	2,624	2,417	91	460
Total	$16,996	$108,619	$2,624	$2,417	$91	$460

Further discussion of the terms and conditions of the Amended Credit Agreement and the Company’s existing indebtedness is outlined in Note 12, “Long-Term Debt,” to the accompanying consolidated financial statements.

Working Capital

The following table presents the components of working capital and the reconciliation from working capital to Adjusted Working Capital:

	Fiscal 2018	Fiscal 2017
Cash and cash equivalents	$44,890	$35,425
Receivables, net	86,273	81,121
Inventories	126,311	111,405
Other current assets	16,820	15,686
Accounts payable	(48,970)	(41,499)
Accrued expenses	(17,720)	(16,144)
Other current liabilities	(18,313)	(18,411)
Working capital	$189,291	$167,583

Less: Cash and cash equivalents	(44,890)	(35,425)
Less: Other current assets	(16,820)	(15,686)
Less: Other current liabilities	18,313	18,411
Adjusted Working Capital	$145,894	$134,883

Working capital increased from $167,583 as of June 25, 2017 to $189,291 as of June 24, 2018, while Adjusted Working Capital increased from $134,883 to $145,894. Working capital and Adjusted Working Capital are within the range of management’s expectations based on the composition of the underlying business and global structure.

The increase in cash and cash equivalents reflects the strong performance of our international subsidiaries and the intent to leave cash available in foreign jurisdictions for future expansion. The increases in receivables, net and inventories were both attributable to sales growth from our international operations and the impact of higher raw material costs. The increase in other current assets related to an increase in anticipated income tax refunds. The increase in accounts payable was primarily attributable to higher raw material costs and the timing of purchase activity. The increase in accrued expenses was primarily attributable to additional post-employment accruals. The decrease in other current liabilities was insignificant.

Capital Projects

In fiscal 2018, we invested approximately $25,000 in capital projects, which included (i) completing the fourth production line in the REPREVE® Recycling Center, (ii) making further improvements in production capabilities and technology enhancements in the Americas and (iii) annual maintenance capital expenditures.

In fiscal 2017, we invested approximately $40,000 in capital projects (including amounts funded by a construction financing arrangement). The most significant investment was the completion of our REPREVE® Bottle Processing Center at UNIFI’s existing facility in Reidsville, North Carolina. This bottle processing plant is expected to process 75 million pounds of Flake annually, in support of our growing focus on recycling and sustainability, especially with the REPREVE® brand and its expanding portfolio. UNIFI also made investments towards (i) completing the fourth production line in the REPREVE® Recycling Center, (ii) installing a bi-component spinning line to produce high-value yarns and (iii) additional machinery modifications to meet the ever-changing demands of the market, in support of the PVA product portfolio. These investments were primarily for the Polyester Segment.

In fiscal 2016, we invested approximately $60,000 in capital projects, as we (i) began construction of the bottle processing plant at our existing facility in Reidsville, North Carolina, (ii) commenced an expansion of our REPREVE® Recycling Center, (iii) enhanced our automation systems in our Yadkinville, North Carolina POY facility to handle the increasingly complex product mix, (iv) converted more machinery to accommodate smaller production runs and (v) further increased our air-jet texturing capacity to capture more market share through our position as the leading technical and quality producer.  These initiatives were designed to support our mix enrichment strategies, while also improving our ability to service customers.

In fiscal 2019, UNIFI expects to invest an additional $25,000 in capital projects, which include (i) making further improvements in production capabilities and technology enhancements in the Americas and (ii) annual maintenance capital expenditures.  UNIFI will seek to ensure maintenance capital expenditures are sufficient to allow continued production at high efficiencies.

The total amount ultimately invested for fiscal 2019 could be more or less than the currently estimated amount depending on the timing and scale of contemplated initiatives, and is expected to be funded by a combination of cash from operations and borrowings under the ABL Revolver.  UNIFI expects the recent capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment and building additions.

Stock Repurchase Program

On April 23, 2014, UNIFI announced that the Board had approved the SRP under which UNIFI is authorized to acquire up to $50,000 of its common stock. The SRP has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases. Under the SRP, purchases may be completed in accordance with SEC regulations at prevailing market prices, through open market purchases or privately negotiated transactions, at such times and prices and in such manner as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases, if any, are expected to be financed through cash generated from operations and borrowings under the ABL Revolver, and are subject to applicable limitations and restrictions as set forth in the ABL Facility. UNIFI may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

UNIFI did not purchase any of its common stock during fiscal 2017 and 2018.  As of June 24, 2018, UNIFI had repurchased a total of 806 shares, at an average price of $27.79 (for a total of $22,409, inclusive of commission costs) pursuant to the SRP, and $27,603 remained available for repurchases.

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

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Net income including non-controlling interest	$31,702	$32,377	$33,170
Depreciation and amortization expense	22,585	20,368	17,528
Equity in earnings of unconsolidated affiliates	(5,787)	(4,230)	(8,963)
Loss on sale of business	—	1,662	—
Non-cash compensation expense	5,823	2,983	2,501
Deferred income taxes	(5,797)	6,886	5,983
Subtotal	48,526	60,046	50,219

Distributions received from unconsolidated affiliates	12,236	2,322	4,732
Other changes	(23,427)	(16,306)	1,024
Net cash provided by operating activities	$37,335	$46,062	$55,975

Fiscal 2018 Compared to Fiscal 2017

The decrease in net cash provided by operating activities from fiscal 2017 to fiscal 2018 was primarily due to the adverse impact on gross profit and working capital of higher raw material costs and an increase in SG&A expenses. However, UNIFI received $9,236 in distributions from PAL in fiscal 2018, a significant increase from fiscal 2017.

Fiscal 2017 Compared to Fiscal 2016

The decrease in net cash provided by operating activities from fiscal 2016 to fiscal 2017 was primarily due to an increase in working capital in fiscal 2017, as indicated in Other changes in the table above. Such increase in working capital was primarily attributable to an increase in inventories due to comparatively higher international sales and an increase in income taxes receivable. Also, as PAL’s performance was comparatively weaker, routine tax distributions received by UNIFI declined accordingly by approximately $2,400.

These impacts were partially offset by higher cash earnings of $60,046 in fiscal 2017 versus $50,219 in fiscal 2016 (as indicated in the Subtotal in the table above which reconciles for changes in the listed non-cash activity), which were primarily attributable to higher cash gross profit and lower income taxes.

Cash Used in Investing Activities and Provided by Financing Activities

Fiscal 2018

UNIFI utilized $26,875 for net investing activities and was provided $1,303 from net financing activities during fiscal 2018. Significant investing activities included $25,029 for capital expenditures, which primarily relate to the completion of the fourth production line in the REPREVE® Recycling Center, along with other capital expenditures to improve UNIFI’s manufacturing flexibility and capability to produce PVA products in the Americas. Significant financing activities included $8,800 for net borrowings against the ABL Facility and $7,060 for payments on capital lease obligations.

Fiscal 2017

UNIFI utilized $33,382 for net investing activities and was provided $6,504 from net financing activities during fiscal 2017. Significant investing activities included $33,190 for capital expenditures, which primarily relate to the addition of machinery, equipment and infrastructure for UNIFI’s REPREVE® Bottle Processing Center at our existing facility in Reidsville, North Carolina, which started production in August 2016, along with other capital expenditures to improve UNIFI’s manufacturing flexibility and capability to produce PVA products and to increase the capacity of our REPREVE® Recycling Center. Significant financing activities included $7,850 for net borrowings against the ABL Facility and $4,700 for payments on capital lease obligations, partially offset by $2,787 of proceeds from stock option exercises.

Fiscal 2016

UNIFI utilized $52,892 for net investing activities and was provided $3,642 from net financing activities during fiscal 2016. Significant investing activities included $52,337 for capital expenditures, which primarily relate to the addition of machinery, equipment and infrastructure for UNIFI’s new plastic bottle processing plant at our existing facility in Reidsville, North Carolina, along with other capital expenditures to improve UNIFI’s manufacturing flexibility and capability to produce PVA products and to increase the capacity of our REPREVE® Recycling Center. Significant financing activities included (i) $9,325 for net borrowings against the ABL Facility and (ii) $4,000 borrowed against a term loan supplement, partially offset by (a) $4,090 for payments on capital lease obligations and (b) $6,211 for stock repurchases.

Contractual Obligations

As of June 24, 2018, UNIFI’s contractual obligations consisted of the following:

	Cash Payments Due By Period
Description of Commitment	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
ABL Revolver	$28,100	$—	$28,100	$—	$—
ABL Term Loan	85,000	10,000	75,000	—	—
Capital lease obligations	18,107	6,996	8,143	2,508	460
Contingent consideration (1)	529	529	—	—	—
Other long-term obligations (2)	4,536	1,034	110	61	3,331
Subtotal	$136,272	$18,559	$111,353	$2,569	$3,791
Interest on long-term debt and other obligations (3)	8,112	5,054	2,912	96	50
Operating leases	5,835	2,281	3,172	359	23
Capital purchase obligations (4)	5,600	5,600	—	—	—
Purchase obligations (5)	31,611	13,449	13,380	4,414	368
Total cash payments by period	$187,430	$44,943	$130,817	$7,438	$4,232

(1)	Contingent consideration payments are reflected at present value based on the expected future payments used in the underlying fair value determination.
(2)

Other long-term obligations does not include an estimate of the timing of potential tax payments related to uncertain tax positions; therefore, $131 has been excluded from the table above.  Other long-term obligations includes a post-employment plan liability for which the $3,045 non-current portion of cash payments is reflected beyond 5 years.

(3)	Interest payments on variable rate debt instruments are calculated for future periods using interest rates and terms in effect at June 24, 2018.
(4)	Capital purchase obligations relate to contracts with vendors for the construction or purchase of assets.
(5)	Purchase obligations primarily consist of utility, software and other service agreements.

For purposes of the above table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

As of June 24, 2018, UNIFI’s open purchase orders totaled approximately $56,800 and were expected to be settled in fiscal 2019.  These open purchase orders are in the ordinary course of business for the procurement of (i) raw materials used in the production of inventory, (ii) certain consumables and outsourced services used in UNIFI’s manufacturing processes and (iii) selected finished goods for resale sourced from third-party suppliers.

As of June 24, 2018, UNIFI had $400 of standby letters of credit, none of which have been drawn upon.

Recent Accounting Pronouncements

Issued and Pending Adoption

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Subsequent ASUs were issued to provide clarity and defer the effective date of the new guidance. The new revenue recognition guidance eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach. UNIFI has completed a comprehensive identification of contracts that necessitate a change in revenue recognition in connection with the ASUs, and does not expect the impact of the change to be material for revenue streams and contracts existing as of June 24, 2018. UNIFI expects to adopt the related ASUs in fiscal 2019, utilizing the modified retrospective method, recording the impact of open contracts as of June 24, 2018 as an adjustment to the opening balance of fiscal 2019 retained earnings.

Relating to the new revenue recognition guidance, UNIFI estimates the pending impact to the opening balance of fiscal 2019 retained earnings under the modified retrospective method is less than $1,000.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. While UNIFI has not yet determined the full effect of the new guidance on its ongoing financial reporting, as of June 24, 2018, UNIFI had approximately $5,800 of future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year). The new lease guidance is effective for UNIFI’s fiscal 2020, and early adoption is permitted.

Under the guidance in the SEC Staff Announcement on July 20, 2017 relating to the transition to ASU No. 2014-09 and ASU No. 2016-02, due to its status as a significant subsidiary of Unifi, Inc., PAL expects to adopt (i) the new revenue recognition guidance in its fiscal 2019 and (ii) the new lease guidance in its fiscal 2020. PAL is currently evaluating the impact of the new revenue and lease guidance.

Recently Adopted

In July 2015, the FASB issued ASU No. 2015-11, Inventory, which modifies the subsequent measurement of inventories recorded under a first-in, first-out or average cost method. Under the new standard, such inventories are required to be measured at the lower of cost and net realizable value. The new standard was effective for UNIFI’s fiscal 2018, with prospective application. UNIFI’s existing principles for inventory measurement included consideration of net realizable value and, therefore, adoption had no significant impact on UNIFI’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including the accounting and classification of the respective income tax impacts, forfeitures and statutory withholding requirements. UNIFI adopted the ASU in fiscal 2018, on a prospective basis. The adoption resulted in a $230 decrease to the provision for income taxes for excess tax benefits and an immaterial increase in potential dilutive weighted average shares for fiscal 2018. In connection with the adoption of the ASU, UNIFI has elected to recognize forfeitures as they occur, and there is no corresponding retrospective adjustment to retained earnings. Additionally, UNIFI is presenting the change in classification of excess tax benefits in the condensed consolidated statements of cash flows on a prospective basis.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU is intended to improve and simplify the rules around hedge accounting, reduce complexity for certain hedging concepts and better align financial reporting with an entity’s risk management activities. UNIFI early adopted ASU No. 2017-12 in fiscal 2018. Adoption will allow UNIFI to (i) eliminate consideration for hedge ineffectiveness, (ii) utilize a qualitative effectiveness assessment prospectively and (iii) contemplate hedge accounting for additional risk management activities allowed by the simplified guidance. Due to a lack of complexity in UNIFI’s recent risk management activities, there are no applicable cumulative adjustments to UNIFI’s financial statements in connection with adoption of the ASU.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU is intended to clarify the definition of a business and reduce the complexity of evaluating transactions that are more akin to asset acquisitions. UNIFI early adopted ASU No. 2017-01 in fiscal 2018. There are no current period or historical adjustments to UNIFI’s financial statements required in connection with adoption of the ASU. Any transaction that is required to be evaluated under the ASU is accounted for prospectively. In April 2018, an asset purchase agreement was evaluated under the ASU and the associated transaction was recorded as an asset acquisition.

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

Impairment of Investments in Unconsolidated Affiliates

UNIFI evaluates its investments in unconsolidated affiliates whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  UNIFI evaluates the ability of an affiliate to generate sufficient earnings and cash flows to justify its carrying value.  Reductions in an affiliate’s cash flows that are other than temporary and indicative of a loss of investment value are assessed for impairment purposes.  For fiscal 2018, UNIFI determined there were no other-than-temporary impairments related to the carrying value of its investments in unconsolidated affiliates.

Valuation Allowance for Deferred Tax Assets

UNIFI currently has a valuation allowance against certain of its deferred tax assets in the United States and foreign subsidiaries due to negative evidence concerning the realization of those deferred tax assets.  The deferred tax valuation allowance at June 24, 2018 was $15,143.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities.  As of June 24, 2018, UNIFI had borrowings under its ABL Revolver and ABL Term Loan that totaled $113,100 and contain variable rates of interest; however, UNIFI hedges a significant portion of such interest rate variability using interest rate swaps.  As of June 24, 2018, after considering the variable rate debt obligations that have been hedged and UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point increase in LIBOR as of June 24, 2018 would result in an increase in annual interest expense of less than $200.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies.  Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange risk.  UNIFI may enter into foreign currency forward contracts to hedge this exposure.  UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of June 24, 2018, UNIFI had no outstanding foreign currency forward contracts.

A significant portion of raw materials purchased by UNIFI’s Brazilian subsidiary are denominated in USD, requiring UNIFI to regularly exchange BRL. A significant portion of sales and asset balances for our Asian subsidiaries are denominated in USD. During recent fiscal years, UNIFI was negatively impacted by a devaluation of the BRL.  Also, the RMB experienced fluctuations in value throughout fiscal 2018, which generated foreign currency translation losses in certain fiscal quarters. Discussion and analysis surrounding the impact of fluctuations of the BRL and the RMB on UNIFI’s results of operations are included above in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of June 24, 2018, UNIFI’s subsidiaries outside the United States, whose functional currency is other than the USD, held approximately 16.4% of UNIFI’s consolidated total assets. UNIFI does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of June 24, 2018, $37,996, or 84.6%, of UNIFI’s cash and cash equivalents were held outside the United States, of which $30,561 was held in USD, $3,639 was held in RMB and $3,612 was held in BRL.

More information regarding UNIFI’s derivative financial instruments as of June 24, 2018 is provided in Note 18, “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities,” to the accompanying consolidated financial statements.

Raw Material and Commodity Cost Risks

A significant portion of UNIFI’s raw materials and energy costs are derived from petroleum-based chemicals.  The prices for petroleum and petroleum-related products and energy costs are volatile and dependent on global supply and demand dynamics, including certain geo-political risks.  A sudden rise in the price of petroleum and petroleum-based products could have a material impact on UNIFI’s profitability.  UNIFI does not use financial instruments to hedge its exposure to changes in these costs.  The costs of the primary raw materials that UNIFI uses throughout all of its operations are generally based on USD pricing, and such materials are purchased at market or at fixed prices that are established with individual vendors as part of the purchasing process for quantities expected to be consumed in the ordinary course of business.  UNIFI manages fluctuations in the cost of raw materials primarily by making corresponding adjustments to the prices charged to its customers.  Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of raw materials in the prior quarter.  Pricing adjustments for other customers must be negotiated independently.  At times, UNIFI is unable to pass on to its customers rises in raw material costs and, when it can, there typically is a time lag that adversely affects UNIFI and its margins during one or more periods.  In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one to two fiscal quarters of the raw material price increase for index priced customers and within two fiscal quarters of the raw material price increase for non-index priced customers.

During fiscal 2018, UNIFI experienced elevated polyester raw material costs in connection with heightened petroleum prices. In combination with a difficult operating environment characterized by suppressed demand and lower volumes in the domestic markets, where corresponding price increases were not achieved, these costs drove a significant decline in gross profit for the third quarter, and, if such costs continue to rise, further gross profit pressure can be expected.

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

Evaluation of Disclosure Controls and Procedures

As of June 24, 2018, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of UNIFI is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). UNIFI’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. UNIFI’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of UNIFI; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of UNIFI are being made only in accordance with authorizations of management and directors of UNIFI; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of UNIFI’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of UNIFI’s internal control over financial reporting as of June 24, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that, as of June 24, 2018, UNIFI’s internal control over financial reporting was effective based on the criteria established in Internal Control-Integrated Framework (2013).

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of UNIFI’s internal control over financial reporting as of June 24, 2018 has been audited by KPMG LLP (“KPMG”), an independent registered public accounting firm. KPMG’s report, which appears in “Item 8. Financial Statements and Supplementary Data,” expresses an unqualified opinion on the effectiveness of UNIFI’s internal control over financial reporting as of June 24, 2018.

Changes in Internal Control Over Financial Reporting

During UNIFI’s fourth quarter of fiscal 2018, there has been no change in UNIFI’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

UNIFI will file with the SEC a definitive proxy statement for its 2018 Annual Meeting of Shareholders (the “Proxy Statement”) no later than 120 days after the close of its fiscal year ended June 24, 2018. The information required by this item with respect to our executive officers appears in Part I of this Annual Report under the heading “Executive Officers of the Registrant.” The other information required by this item is furnished by incorporation by reference to the information under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

We have adopted a written Code of Ethics for Senior Financial and Executive Officers (the “Code of Ethics”), which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act.  The Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.  The Code of Ethics is available on our website at www.unifi.com.  A copy of the Code of Ethics may also be obtained without charge to any person, upon request, by writing to Unifi, Inc., 7201 West Friendly Avenue, Greensboro, North Carolina 27410, Attention: Office of the Secretary.

We will disclose information pertaining to any amendment to, or waiver from, the provisions of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and that relate to any element of the Code of Ethics enumerated in the SEC rules and regulations by posting this information on our website at www.unifi.com.  The information on our website is not a part of this Annual Report and is not incorporated by reference in this Annual Report or any of our other filings with the SEC. Our non-employee directors and their respective principal occupation or employment are as follows: Robert J. Bishop (Managing Principal, Impala Asset Management LLC, a private investment management company); Albert P. Carey (Chief Executive Officer, PepsiCo North America, a consumer products company); Paul R. Charron (Independent Management Consultant); Archibald Cox, Jr. (Chairman, Sextant Group, Inc., a financial advisory and private equity firm); James M. Kilts (Founding Partner, Centerview Capital, a private equity firm); Kenneth G. Langone (President and Chief Executive Officer, Invemed Associates LLC, an investment banking firm); James D. Mead (President, James Mead & Company, an executive search and management consulting firm); Suzanne M. Present (Principal, Gladwyne Partners, LLC, a private partnership fund manager); and Eva T. Zlotnicka (Vice President, ValueAct Capital, an investment adviser).

Item 11.	Executive Compensation

The information required by this item is furnished by incorporation by reference to the information under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is furnished by incorporation by reference to the information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is furnished by incorporation by reference to the information under the headings “Corporate Governance—Director Independence,” “Corporate Governance—Policy for Review of Related Person Transactions” and “Corporate Governance—Related Person Transactions” in the Proxy Statement.

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

2. Financial Statement Schedules

PAL is an unconsolidated joint venture in which UNIFI holds a 34% equity ownership interest and which met the significant subsidiary test for UNIFI’s fiscal years ended June 24, 2018, June 25, 2017 and June 26, 2016.  Accordingly, pursuant to Rule 3-09(b)(2) of Regulation S-X under the Exchange Act, UNIFI will file the required financial statements and related notes of PAL via an amendment to this Annual Report.  PAL’s current fiscal year end is December 29, 2018, which is more than 90 days after UNIFI’s corresponding fiscal year end, June 24, 2018.  PAL’s financial statements as of December 29, 2018 and December 30, 2017 and for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 will be filed on or before March 29, 2019.

PAL’s prior fiscal year end was December 30, 2017, which was more than 90 days after UNIFI’s corresponding fiscal year end. Accordingly, pursuant to Rule 3-09(b)(2) of Regulation S-X under the Exchange Act, UNIFI filed the required financial statements and related notes of PAL on March 30, 2018 via an amendment to UNIFI’s Annual Report on Form 10-K for the fiscal year ended June 25, 2017.

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

10.7*	Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 23, 2013 (File No. 001-10542)).

Exhibit Number	Description

10.8*

Form of Restricted Stock Unit Agreement for Non-Employee Directors for use in connection with the Unifi, Inc. 2013 Incentive Compensation Plan (used for agreements entered into prior to October 25, 2017) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 23, 2013 (File No. 001-10542)).

10.9+*

Form of Restricted Stock Unit Agreement for Non-Employee Directors for use in connection with the Unifi, Inc. 2013 Incentive Compensation Plan (used for agreements entered into on or after October 25, 2017).

10.10*

Form of Restricted Stock Unit Agreement for Employees for use in connection with the Unifi, Inc. 2013 Incentive Compensation Plan (used for agreements entered into prior to February 21, 2017) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 29, 2013 (File No. 001-10542)).

10.11+*	Form of Restricted Stock Unit Agreement for Employees for use in connection with the Unifi, Inc. 2013 Incentive Compensation Plan (used for agreements entered into on or after February 21, 2017).

10.12*

Form of Incentive Stock Option Agreement for Employees for use in connection with the Unifi, Inc. 2013 Incentive Compensation Plan (used for agreements entered into prior to March 26, 2017) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 29, 2013 (File No. 001-10542)).

10.13*

Form of Incentive Stock Option Agreement for Employees for use in connection with the Unifi, Inc. 2013 Incentive Compensation Plan (used for agreements entered into on or after March 26, 2017) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 001-10542)).

10.14*	Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed July 31, 2006 (File No. 001-10542)).

10.15*	Amendment to Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 6, 2009 (File No. 001-10542)).

10.16*

Amendment to the Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 25, 2018 (File No. 001-10542)).

10.17*	Unifi, Inc. Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 26, 2010 (File No. 001-10542)).

10.18*	Unifi, Inc. Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 30, 2017 (File No. 001-10542)).

10.19*

Change in Control Agreement by and between Unifi, Inc. and Thomas H. Caudle, Jr., effective as of August 14, 2009 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed August 18, 2009 (File No. 001-10542)).

10.20*

Amendment No. 1 to Change in Control Agreement by and between Unifi, Inc. and Thomas H. Caudle, Jr., effective as of December 31, 2011 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 5, 2012 (File No. 001-10542)).

10.21*

Amendment No. 2 to Change in Control Agreement by and between Unifi, Inc. and Thomas H. Caudle, Jr., effective as of December 31, 2014 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed December 1, 2014 (File No. 001-10542)).

10.22*

Employment Agreement by and between Unifi, Inc. and Kevin D. Hall, effective as of May 3, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 4, 2017 (File No. 001-10542)).

10.23*

Amendment No. 1 to Employment Agreement by and between Unifi, Inc. and Kevin D. Hall, effective as of May 19, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed May 19, 2017 (File No. 001-10542)).

10.24*

Employment Agreement by and between Unifi, Inc. and John D. Vegas, effective as of July 17, 2017 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended June 25, 2017 (File No. 001-10542)).

10.25*

Employment Agreement by and between Unifi, Inc. and Richard Gerstein, effective as of July 28, 2017 (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended June 25, 2017 (File No. 001-10542)).

10.26*

Employment Agreement by and between Unifi, Inc. and Jeffrey C. Ackerman, effective as of September 2, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 6, 2017 (File No. 001-10542)).

Exhibit Number	Description

10.27

Sales and Services Agreement, dated as of January 1, 2007, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-3 filed February 9, 2007 (File No. 333-140580)).

10.28

First Amendment to Sales and Services Agreement, effective as of January 1, 2009, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 3, 2008 (File No. 001-10542)).

10.29

Second Amendment to Sales and Services Agreement, effective as of January 1, 2010, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 11, 2009 (File No. 001-10542)).

10.30

Third Amendment to Sales and Services Agreement, effective as of January 1, 2011, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 22, 2010 (File No. 001-10542)).

10.31

Fourth Amendment to Sales and Services Agreement, effective as of January 1, 2012, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 20, 2011 (File No. 001-10542)).

10.32**

Yarn Purchase Agreement, effective as of September 1, 2014, by and between Unifi Manufacturing, Inc. and Hanesbrands Inc. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the fiscal year ended June 29, 2014 (File No. 001-10542)).

10.33+**	Addendum and Extension to Yarn Purchase Agreement, effective as of June 30, 2018, by and between Unifi Manufacturing, Inc. and Hanesbrands Inc.

10.34

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

101+

The following financial information from Unifi, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 24, 2018, filed August 22, 2018, formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

UNIFI, INC.

Date: August 22, 2018	By:	/s/ KEVIN D. HALL
Kevin D. Hall
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin D. Hall and Jeffrey C. Ackerman, or either of them, his or her attorney-in-fact, with full power of substitution and resubstitution for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title

/s/ KEVIN D. HALL	Chairman of the Board and Chief Executive Officer
Kevin D. Hall	and Director (Principal Executive Officer)

/s/ JEFFREY C. ACKERMAN	Executive Vice President & Chief Financial Officer
Jeffrey C. Ackerman	(Principal Financial Officer and Principal Accounting Officer)

/s/ ARCHIBALD COX, JR.	Lead Independent Director
Archibald Cox, Jr.

/s/ ROBERT J. BISHOP	Director
Robert J. Bishop

/s/ ALBERT P. CAREY	Director
Albert P. Carey

/s/ THOMAS H. CAUDLE, JR.	Director
Thomas H. Caudle, Jr.

/s/ PAUL R. CHARRON	Director
Paul R. Charron

/s/ JAMES M. KILTS	Director
James M. Kilts

/s/ KENNETH G. LANGONE	Director
Kenneth G. Langone

/s/ JAMES D. MEAD	Director
James D. Mead

/s/ SUZANNE M. PRESENT	Director
Suzanne M. Present

/s/ EVA T. ZLOTNICKA	Director
Eva T. Zlotnicka
Date: August 22, 2018

UNIFI, INC.

F-i

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unifi, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Unifi, Inc. and subsidiaries (the Company) as of June 24, 2018 and June 25, 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended June 24, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 24, 2018 and June 25, 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 24, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 24, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 22, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Greensboro, North Carolina

August 22, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unifi, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Unifi, Inc. and subsidiaries (the Company) internal control over financial reporting as of June 24, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 24, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 24, 2018 and June 25, 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 24, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated August 22, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Greensboro, North Carolina

August 22, 2018

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 24, 2018	June 25, 2017
ASSETS
Cash and cash equivalents	$44,890	$35,425
Receivables, net	86,273	81,121
Inventories	126,311	111,405
Income taxes receivable	10,291	9,218
Other current assets	6,529	6,468
Total current assets	274,294	243,637
Property, plant and equipment, net	205,516	203,388
Deferred income taxes	3,288	2,194
Intangible assets, net	2,990	2,158
Investments in unconsolidated affiliates	112,639	119,513
Other non-current assets	3,080	613
Total assets	$601,807	$571,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$48,970	$41,499
Accrued expenses	17,720	16,144
Income taxes payable	1,317	1,351
Current portion of long-term debt	16,996	17,060
Total current liabilities	85,003	76,054
Long-term debt	113,553	111,382
Other long-term liabilities	5,337	11,804
Income taxes payable	470	—
Deferred income taxes	7,663	11,457
Total liabilities	212,026	210,697

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,352,824 and 18,229,777 shares issued and outstanding as of June 24, 2018 and June 25, 2017, respectively)	1,835	1,823
Capital in excess of par value	56,726	51,923
Retained earnings	371,753	339,940
Accumulated other comprehensive loss	(40,533)	(32,880)
Total Unifi, Inc. shareholders’ equity	389,781	360,806
Non-controlling interest	—	—
Total shareholders’ equity	389,781	360,806
Total liabilities and shareholders’ equity	$601,807	$571,503

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Net sales	$678,912	$647,270	$643,637
Cost of sales	592,484	553,106	550,005
Gross profit	86,428	94,164	93,632
Selling, general and administrative expenses	56,077	50,829	47,502
(Benefit) provision for bad debts	(38)	(123)	1,684
Other operating expense (income), net	1,590	(310)	2,248
Operating income	28,799	43,768	42,198
Interest income	(560)	(517)	(610)
Interest expense	4,935	3,578	3,528
Loss on sale of business	—	1,662	—
Equity in earnings of unconsolidated affiliates	(5,787)	(4,230)	(8,963)
Income before income taxes	30,211	43,275	48,243
(Benefit) provision for income taxes	(1,491)	10,898	15,073
Net income including non-controlling interest	31,702	32,377	33,170
Less: net loss attributable to non-controlling interest	—	(498)	(1,245)
Net income attributable to Unifi, Inc.	$31,702	$32,875	$34,415

Net income attributable to Unifi, Inc. per common share:
Basic	$1.73	$1.81	$1.93
Diluted	$1.70	$1.78	$1.87

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Net income including non-controlling interest	$31,702	$32,377	$33,170
Other comprehensive loss:
Foreign currency translation adjustments	(9,250)	(2,936)	(2,135)
Foreign currency translation adjustments for an unconsolidated affiliate	(646)	245	(794)
Changes in interest rate swaps, net of tax of $824, $299 and $0, respectively	2,243	(438)	77
Other comprehensive loss, net	(7,653)	(3,129)	(2,852)
Comprehensive income including non-controlling interest	24,049	29,248	30,318
Less: comprehensive loss attributable to non-controlling interest	—	(498)	(1,245)
Comprehensive income attributable to Unifi, Inc.	$24,049	$29,746	$31,563

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Unifi, Inc. Shareholders’ Equity	Non- controlling Interest	Total Shareholders’ Equity
Balance at June 28, 2015	18,007	$1,801	$44,261	$278,331	$(26,899)	$297,494	$1,599	$299,093

Options exercised	27	3	178	—	—	181	—	181
Stock-based compensation	—	—	2,340	—	—	2,340	—	2,340
Conversion of restricted stock units	19	2	(2)	—	—	—	—	—
Common stock repurchased and retired under publicly announced program	(206)	(21)	(509)	(5,681)	—	(6,211)	—	(6,211)
Excess tax benefit on stock- based compensation plans	—	—	120	—	—	120	—	120
Tax deficiency from stock- based compensation plans	—	—	(456)	—	—	(456)	—	(456)
Other comprehensive loss, net of tax	—	—	—	—	(2,852)	(2,852)	—	(2,852)
Contributions from non- controlling interest	—	—	—	—	—	—	1,560	1,560
Net income (loss)	—	—	—	34,415	—	34,415	(1,245)	33,170
Balance at June 26, 2016	17,847	$1,785	$45,932	$307,065	$(29,751)	$325,031	$1,914	$326,945

Options exercised	313	31	2,756	—	—	2,787	—	2,787
Stock-based compensation	—	—	2,182	—	—	2,182	—	2,182
Conversion of restricted stock units	70	7	(7)	—	—	—	—	—
Excess tax benefit on stock- based compensation plans	—	—	1,060	—	—	1,060	—	1,060
Other comprehensive loss, net of tax	—	—	—	—	(3,129)	(3,129)	—	(3,129)
Deconsolidation for sale of business	—	—	—	—	—	—	(1,416)	(1,416)
Net income (loss)	—	—	—	32,875	—	32,875	(498)	32,377
Balance at June 25, 2017	18,230	$1,823	$51,923	$339,940	$(32,880)	$360,806	$—	$360,806

Options exercised	86	9	210	—	—	219	—	219
Stock-based compensation	4	—	5,075	—	—	5,075	—	5,075
Conversion of restricted stock units	47	4	(4)	—	—	—	—	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(14)	(1)	(478)	—	—	(479)	—	(479)
Other comprehensive loss, net of tax	—	—	—	—	(7,653)	(7,653)	—	(7,653)
Adoption of ASU No. 2018-02	—	—	—	111	—	111	—	111
Net income	—	—	—	31,702	—	31,702	—	31,702
Balance at June 24, 2018	18,353	$1,835	$56,726	$371,753	$(40,533)	$389,781	$—	$389,781

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Cash and cash equivalents at beginning of year	$35,425	$16,646	$10,013
Operating activities:
Net income including non-controlling interest	31,702	32,377	33,170
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(5,787)	(4,230)	(8,963)
Distributions received from unconsolidated affiliates	12,236	2,322	4,732
Depreciation and amortization expense	22,585	20,368	17,528
Loss on sale of business	—	1,662	—
Non-cash compensation expense	5,823	2,983	2,501
Excess tax benefit on stock-based compensation plans	—	(1,060)	(120)
Deferred income taxes	(5,797)	6,886	5,983
Other, net	(277)	(1,112)	(302)
Changes in assets and liabilities:
Receivables, net	(7,529)	1,586	(88)
Inventories	(18,198)	(8,519)	6,843
Other current assets	(382)	(1,824)	(304)
Income taxes	(573)	(4,724)	(1,115)
Accounts payable and accrued expenses	8,674	(1,207)	(5,710)
Other non-current assets	(229)	(233)	(108)
Other non-current liabilities	(4,913)	787	1,928
Net cash provided by operating activities	37,335	46,062	55,975

Investing activities:
Capital expenditures	(25,029)	(33,190)	(52,337)
Proceeds from sale of assets	94	61	2,099
Other, net	(1,940)	(253)	(2,654)
Net cash used in investing activities	(26,875)	(33,382)	(52,892)

Financing activities:
Proceeds from ABL Revolver	120,500	121,800	153,200
Payments on ABL Revolver	(101,700)	(118,700)	(152,000)
Proceeds from ABL Term Loan	—	14,500	17,375
Payments on ABL Term Loan	(10,000)	(9,750)	(9,250)
Proceeds from a term loan supplement	—	—	4,000
Proceeds from construction financing	—	—	790
Payment on term loan from equity affiliate	—	—	(1,250)
Payments on capital lease obligations	(7,060)	(4,700)	(4,090)
Common stock repurchased and retired under publicly announced programs	—	—	(6,211)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(206)	—	—
Proceeds from stock option exercises	219	2,787	181
Excess tax benefit on stock-based compensation plans	—	1,060	120
Contributions from non-controlling interest	—	—	1,560
Other	(450)	(493)	(783)
Net cash provided by financing activities	1,303	6,504	3,642

Effect of exchange rate changes on cash and cash equivalents	(2,298)	(405)	(92)
Net increase in cash and cash equivalents	9,465	18,779	6,633
Cash and cash equivalents at end of year	$44,890	$35,425	$16,646

See accompanying notes to consolidated financial statements.

Unifi, Inc.

Notes to Consolidated Financial Statements

1. Background

Overview

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “UNIFI,” the “Company,” “we,” “us” or “our”), is a multi-national company that manufactures and sells innovative synthetic and recycled products made from polyester and nylon primarily to other yarn manufacturers and knitters and weavers (UNIFI’s direct customers) that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets (UNIFI’s indirect customers).  We refer to these indirect customers as “brand partners.” Polyester yarns include partially oriented yarn (“POY”), textured, solution and package dyed, twisted, beamed and draw wound yarns, and each is available in virgin or recycled varieties. Recycled solutions, made from both pre-consumer and post-consumer waste, include plastic bottle flake (“Flake”) and polyester polymer beads (“Chip”).  Nylon yarns include virgin or recycled textured, solution dyed and spandex covered yarns.

UNIFI maintains one of the textile industry’s most comprehensive product offerings that include a range of specialized, premium value-added (“PVA”) and commodity solutions, with principal geographic markets in the Americas and Asia.

UNIFI has direct manufacturing operations in four countries and participates in joint ventures in Israel and the United States, the most significant of which is a 34% non-controlling partnership interest in Parkdale America, LLC (“PAL”), a significant unconsolidated affiliate that produces cotton and synthetic yarns for sale to the global textile industry and apparel market.

All dollar amounts, except per share amounts, are presented in thousands (000s), unless otherwise noted.

Fiscal Year

The fiscal year for Unifi, Inc. and its subsidiary in El Salvador ends on the last Sunday in June. Unifi, Inc.’s fiscal 2018, 2017 and 2016 ended on June 24, 2018, June 25, 2017 and June 26, 2016, respectively. Unifi, Inc.’s Brazilian, Chinese, Colombian and Sri Lankan subsidiaries’ fiscal years end on June 30th. There were no significant transactions or events that occurred between the fiscal year ends of Unifi, Inc. and the subsequent fiscal year ends of its wholly owned subsidiaries. Unifi, Inc.’s fiscal 2018, 2017 and 2016 each consisted of 52 fiscal weeks.

Reclassifications

Certain reclassifications of prior fiscal years’ data have been made to conform to the current presentation.

2. Summary of Significant Accounting Policies

UNIFI follows U.S. generally accepted accounting principles (“GAAP”).  The significant accounting policies described below, together with the other notes to the accompanying consolidated financial statements that follow, are an integral part of the consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Unifi, Inc. and its subsidiaries in which it maintains a controlling financial interest.  All account balances and transactions between Unifi, Inc. and the subsidiaries which it controls have been eliminated.  Investments in entities in which UNIFI is able to exercise significant influence, but not control, are accounted for using the equity method.  For transactions with entities accounted for under the equity method, any intercompany profits on amounts still remaining are eliminated.  Amounts originating from any deferral of intercompany profits are recorded within the account balance to which the transaction specifically relates (e.g., inventory).  Only upon settlement of the intercompany transaction with a third party is the deferral of the intercompany profit recognized by UNIFI.

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

Inventories

UNIFI’s inventories are valued at the lower of cost or net realizable value, with the cost for the majority of its inventory determined using the first-in, first-out method.  Certain foreign inventories and limited categories of supplies are valued using the average cost method.  UNIFI’s estimates for inventory reserves for obsolete, slow-moving or excess inventories are based upon many factors, including historical recovery rates, the aging of inventories on-hand, inventory movement and expected net realizable value of specific products, and current economic conditions.

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

Repair and maintenance costs related to PP&E, which do not significantly increase the useful life of an existing asset or do not significantly alter, modify or change the capabilities or production capacity of an existing asset are expensed as incurred.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Intangible Assets

Finite-lived intangible assets such as customer lists, non-compete agreements, licenses, trademarks and patents are amortized over their estimated useful lives.  UNIFI periodically evaluates the reasonableness of the useful lives of these assets.  Once these assets are fully amortized, they are removed from the accounts.  These assets are reviewed for impairment or obsolescence whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques.  UNIFI has no intangibles with indefinite lives.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

UNIFI recognizes tax benefits related to uncertain tax positions if it believes it is more-likely-than-not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  UNIFI accrues for other tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated.  Penalties and interest related to income tax expense, if incurred, is included in provision for income taxes.

Stock-Based Compensation

Compensation expense for stock awards is based on the grant date fair value and expensed over the applicable vesting period.  UNIFI has a policy of issuing new shares to satisfy stock option exercises and restricted stock unit conversions.  For awards with a service condition and a graded vesting schedule, UNIFI has elected an accounting policy of recognizing compensation cost on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in-substance, multiple awards.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. Dollar (“USD”) are translated at exchange rates existing at the respective balance sheet dates.  Translation gains and losses are not included in determining net income, but are presented in a separate component of accumulated other comprehensive loss.  UNIFI translates the results of operations of its foreign operations at the average exchange rates during the respective periods. Transaction gains and losses are included within other operating expense (income), net.

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

Cost of Sales

The major components of cost of sales are: (i) materials and supplies, (ii) labor and fringe benefits, (iii) utility and overhead costs associated with manufactured products, (iv) cost of products purchased for resale, (v) shipping, handling and warehousing costs, (vi) research and development costs, (vii) depreciation expense and (viii) all other costs related to production or service activities.

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

Research and Development Costs

Research and development costs include employee costs, production costs related to customer samples, operating supplies, consulting fees and other miscellaneous costs.  The cost of research and development is charged to expense as incurred.  Research and development costs were as follows:

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Research and development costs	$7,792	$7,177	$6,907

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Advertising Costs

Advertising costs are expensed as incurred and included in SG&A expenses.  UNIFI’s advertising costs include spending for items such as consumer marketing and branding initiatives, promotional items, trade shows, sponsorships and other programs.  Advertising costs were as follows:

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Advertising costs	$3,439	$3,070	$4,844

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

3. Recent Accounting Pronouncements

Issued and Pending Adoption

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Subsequent ASUs were issued to provide clarity and defer the effective date of the new guidance. The new revenue recognition guidance eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach. UNIFI has completed a comprehensive identification of contracts that necessitate a change in revenue recognition in connection with the ASUs, and does not expect the impact of the change to be material for revenue streams and contracts existing as of June 24, 2018. UNIFI expects to adopt the related ASUs in fiscal 2019, utilizing the modified retrospective method, recording the impact of open contracts as of June 24, 2018 as an adjustment to the opening balance of fiscal 2019 retained earnings.

Relating to the new revenue recognition guidance, UNIFI estimates the pending impact to the opening balance of fiscal 2019 retained earnings under the modified retrospective method is less than $1,000.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. While UNIFI has not yet determined the full effect of the new guidance on its ongoing financial reporting, as of June 24, 2018, UNIFI had approximately $5,800 of future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year). The new lease guidance is effective for UNIFI’s fiscal 2020, and early adoption is permitted.

Under the guidance in the Securities and Exchange Commission (the “SEC”) Staff Announcement on July 20, 2017 relating to the transition to ASU No. 2014-09 and ASU No. 2016-02, due to its status as a significant subsidiary of Unifi, Inc., PAL expects to adopt (i) the new revenue recognition guidance in its fiscal 2019 and (ii) the new lease guidance in its fiscal 2020. PAL is currently evaluating the impact of the new revenue and lease guidance.

Recently Adopted

In July 2015, the FASB issued ASU No. 2015-11, Inventory, which modifies the subsequent measurement of inventories recorded under a first-in, first-out or average cost method. Under the new standard, such inventories are required to be measured at the lower of cost and net realizable value. The new standard was effective for UNIFI’s fiscal 2018, with prospective application. UNIFI’s prior principles for inventory measurement included consideration of net realizable value and, therefore, the adoption of the new standard had no significant impact on UNIFI’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including the accounting and classification of the respective income tax impacts, forfeitures and statutory withholding requirements. UNIFI adopted the ASU in fiscal 2018, on a prospective basis. The adoption resulted in a $230 decrease to the provision for income taxes for excess tax benefits and an immaterial increase in potential dilutive weighted average shares for fiscal 2018. In connection with the adoption of the ASU, UNIFI has elected to recognize forfeitures as they occur, and there is no corresponding retrospective adjustment to retained earnings. Additionally, UNIFI is presenting the change in classification of excess tax benefits in the condensed consolidated statements of cash flows on a prospective basis.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU is intended to improve and simplify the rules around hedge accounting, reduce complexity for certain hedging concepts and better align financial reporting with an entity’s risk management activities. UNIFI early adopted ASU No. 2017-12 in fiscal 2018. Adoption will allow UNIFI to (i) eliminate consideration for hedge ineffectiveness, (ii) utilize a qualitative effectiveness assessment prospectively and (iii) contemplate hedge accounting for additional risk management activities allowed by the simplified guidance. Due to a lack of complexity in UNIFI’s recent risk management activities, there are no applicable cumulative adjustments to UNIFI’s financial statements in connection with adoption of the ASU.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU is intended to clarify the definition of a business and reduce the complexity of evaluating transactions that are more akin to asset acquisitions. UNIFI early adopted ASU No. 2017-01 in fiscal 2018. There are no current period or historical adjustments to UNIFI’s financial statements required in connection with the adoption of the ASU. Any transaction that is required to be evaluated under the ASU is accounted for prospectively. In April 2018, an asset purchase agreement was evaluated under the ASU and the associated transaction was recorded as an asset acquisition.

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

In connection with the RR Sale, UNIFI recognized a $1,662 loss on sale of business, reflecting the difference between the cash consideration received and UNIFI’s portion of Renewables’ net assets on the date of the RR Agreement. The operations of Renewables during the period of UNIFI’s ownership are not reflected as discontinued operations as (i) the enterprise did not have a major effect on UNIFI’s consolidated operations and financial results, (ii) the disposal did not represent a strategic shift and (iii) the enterprise was not an individually significant component. The operations of Renewables up to the date of the RR Sale are reflected in continuing operations within the accompanying consolidated statements of income.

The loss on the sale of the business is not relevant to UNIFI’s core operations and is not reflective of the primary revenue or expense activity of UNIFI. Therefore, UNIFI has recorded the loss on the sale of Renewables below operating income within the accompanying consolidated statements of income.

5. Receivables, Net

Receivables, net consists of the following:

	June 24, 2018	June 25, 2017
Customer receivables	$87,633	$83,291
Allowance for uncollectible accounts	(2,059)	(2,222)
Reserves for yarn quality claims	(564)	(1,278)
Net customer receivables	85,010	79,791
Related party receivables	—	6
Other receivables	1,263	1,324
Total receivables, net	$86,273	$81,121

Other receivables consists primarily of refunds due for non-income related taxes and refunds due from vendors.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The changes in UNIFI’s allowance for uncollectible accounts and reserves for yarn quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Yarn Quality Claims
Balance at June 28, 2015	$(1,596)	$(581)
Charged to costs and expenses	(1,684)	(1,886)
Translation activity	(56)	(4)
Deductions	497	1,676
Balance at June 26, 2016	$(2,839)	$(795)
Credited (charged) to costs and expenses	123	(2,719)
Translation activity	34	3
Deductions	460	2,233
Balance at June 25, 2017	$(2,222)	$(1,278)
Credited (charged) to costs and expenses	38	(821)
Translation activity	125	(9)
Deductions	—	1,544
Balance at June 24, 2018	$(2,059)	$(564)

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

6.  Inventories

Inventories consists of the following:

	June 24, 2018	June 25, 2017
Raw materials	$45,448	$36,748
Supplies	7,314	6,104
Work in process	8,834	7,399
Finished goods	66,314	63,121
Gross inventories	127,910	113,372
Inventory reserves	(1,599)	(1,967)
Total inventories	$126,311	$111,405

The cost for the majority of UNIFI’s inventories is determined using the first-in, first-out method.  Certain foreign inventories and limited categories of supplies of $39,870 and $33,231 as of June 24, 2018 and June 25, 2017, respectively, were valued under the average cost method.

7. Other Current Assets

Other current assets consists of the following:

	June 24, 2018	June 25, 2017
Vendor deposits	$3,703	$2,992
Prepaid expenses	1,802	2,272
Value-added taxes receivable	1,024	1,197
Other	—	7
Total other current assets	$6,529	$6,468

Vendor deposits primarily relates to down payments made toward the purchase of raw materials. Prepaid expenses consists of advance payments for insurance, professional fees, membership dues, subscriptions, marketing and information technology services. Value-added taxes receivable relates to recoverable taxes associated with the sales and purchase activities of UNIFI’s foreign operations.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

8.  Property, Plant and Equipment, Net

PP&E, net consists of the following:

	June 24, 2018	June 25, 2017
Land	$2,860	$2,931
Land improvements	15,118	15,066
Buildings and improvements	157,354	157,115
Assets under capital leases	34,568	34,568
Machinery and equipment	589,237	579,211
Computers, software and office equipment	19,723	19,360
Transportation equipment	5,029	4,798
Construction in progress	8,651	7,371
Gross PP&E	832,540	820,420
Less: accumulated depreciation	(619,654)	(612,355)
Less: accumulated amortization – capital leases	(7,370)	(4,677)
Total property, plant and equipment, net	$205,516	$203,388

Assets under capital leases consists of the following:

	June 24, 2018	June 25, 2017
Machinery and equipment	$24,467	$24,467
Transportation equipment	6,273	6,273
Building improvements	3,828	3,828
Gross assets under capital leases	$34,568	$34,568

Depreciation expense and repair and maintenance expenses were as follows:

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Depreciation expense	$21,109	$18,483	$15,269
Repair and maintenance expenses	19,761	18,319	16,819

9.  Intangible Assets, Net

Intangible assets, net consists of the following:

	June 24, 2018	June 25, 2017
Customer lists	$23,615	$23,615
Non-compete agreements	1,925	4,050
Trademarks, licenses and other	185	505
Total intangible assets, gross	25,725	28,170

Accumulated amortization – customer lists	(22,527)	(21,685)
Accumulated amortization – non-compete agreements	(108)	(3,903)
Accumulated amortization – trademarks, licenses and other	(100)	(424)
Total accumulated amortization	(22,735)	(26,012)
Total intangible assets, net	$2,990	$2,158

In fiscal 2007, UNIFI purchased certain texturing operations that are included in the Polyester Segment.  The valuation of the customer list acquired was determined by estimating the discounted net earnings attributable to the customer relationships that were purchased after considering items such as possible customer attrition.  Based on the length and trend of the projected cash flows, an estimated useful life of 13 years was determined.  The customer list is amortized through December 2019, in a manner which reflects the expected economic benefit that will be received over its 13-year life.  The non-compete agreement was fully amortized in fiscal 2018 and removed from the accompanying consolidated balance sheets accordingly.

A customer list and a non-compete agreement were recorded in connection with a business combination in fiscal 2014, utilizing similar valuation methods as described in the above fiscal 2007 transaction. The customer list is amortized over a nine-year estimated useful life based on the expected economic benefit.  The non-compete agreement is amortized through December 2018 using the straight line method over the five-year term of the agreement.

In fiscal 2018, UNIFI purchased certain dyeing assets that are included in the Polyester Segment. The associated non-compete agreement was valued at $1,875 and is amortized using the straight-line method over its five-year term.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

UNIFI capitalizes costs incurred to register trademarks for REPREVE® and other PVA products in various countries. UNIFI has determined that these trademarks have varying useful lives of up to three years and are being amortized using the straight-line method.

Amortization expense for intangible assets consists of the following:

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Customer lists	$843	$1,020	$1,233
Non-compete agreements	205	287	323
Trademarks, licenses and other	62	74	145
Total amortization expense	$1,110	$1,381	$1,701

The following table presents the expected intangible asset amortization for the next five fiscal years:

	2019	2020	2021	2022	2023
Expected amortization	$1,075	$724	$442	$422	$327

10. Other Non-Current Assets

Other non-current assets consists of the following:

	June 24, 2018	June 25, 2017
Interest rate swaps	$2,259	$—
Other	821	613
Total other non-current assets	$3,080	$613

On January 5, 2017, February 24, 2017 and June 1, 2017, UNIFI entered into three interest rate swaps with Wells Fargo Bank, N.A. (“Wells Fargo”), with notional amounts of $20,000 (“Swap A”), $30,000 (“Swap B”) and $25,000 (“Swap C”), respectively. The combined designated hedges fix London Interbank Offer Rate (“LIBOR”) at approximately 1.9% for $75,000 of variable rate borrowings through May 24, 2022. In accordance with hedge accounting, each swap is reflected on the accompanying consolidated balance sheets at fair value with a corresponding balance in accumulated other comprehensive loss, and impacts earnings commensurate with the forecasted transaction.

11. Accrued Expenses

Accrued expenses consists of the following:

	June 24, 2018	June 25, 2017
Payroll and fringe benefits	$10,833	$10,469
Utilities	2,594	2,562
Property taxes	835	771
Current portion of supplemental post-employment plan	508	42
Other	2,950	2,300
Total accrued expenses	$17,720	$16,144

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

Notes to Consolidated Financial Statements – (Continued)

12. Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	June 24, 2018	June 24, 2018	June 25, 2017
ABL Revolver	March 2020	4.1%	$28,100	$9,300
ABL Term Loan (1)	March 2020	3.7%	85,000	95,000
Capital lease obligations	(2)	3.8%	18,107	25,168
Total debt			131,207	129,468
Current portion of capital lease obligations			(6,996)	(7,060)
Current portion of other long-term debt			(10,000)	(10,000)
Unamortized debt issuance costs			(658)	(1,026)
Total long-term debt			$113,553	$111,382

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for capital lease obligations range from July 2018 to November 2027.

ABL Facility

On March 26, 2015, Unifi, Inc. and its subsidiary, Unifi Manufacturing, Inc. (“UMI”), entered into an Amended and Restated Credit Agreement (as subsequently amended, the “Amended Credit Agreement”) for a $200,000 senior secured credit facility (the “ABL Facility”) with a syndicate of lenders.  The ABL Facility consists of a $100,000 revolving credit facility (the “ABL Revolver”) and a term loan that can be reset up to a maximum amount of $100,000, once per fiscal year, if certain conditions are met (the “ABL Term Loan”). Such principal increases occurred in November 2015 and November 2016 as discussed in further detail below. The ABL Facility has a maturity date of March 26, 2020.

The ABL Facility is secured by a first-priority perfected security interest in substantially all owned property and assets (together with all proceeds and products) of Unifi, Inc., UMI and certain subsidiary guarantors (the “Loan Parties”). It is also secured by a first-priority security interest in all (or 65% in the case of certain first-tier controlled foreign corporations, as required by the lenders) of the stock of (or other ownership interests in) each of the Loan Parties (other than Unifi, Inc.) and certain subsidiaries of the Loan Parties, together with all proceeds and products thereof.

If excess availability under the ABL Revolver falls below the defined Trigger Level, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of June 24, 2018 was $23,125. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

ABL Facility borrowings bear interest at the LIBOR plus an applicable margin of 1.5% to 2.0%, or the Base Rate (as defined below) plus an applicable margin of 0.5% to 1.0%, with interest currently being paid on a monthly basis. The applicable margin is based on (i) the excess availability under the ABL Revolver and (ii) the consolidated leverage ratio, calculated as of the end of each fiscal quarter. The Base Rate means the greater of (a) the prime lending rate as publicly announced from time to time by Wells Fargo, (b) the Federal Funds Rate plus 0.5% and (c) LIBOR plus 1.0%. UNIFI’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations. There is also a monthly unused line fee under the ABL Revolver of 0.25%.

As of June 24, 2018, UNIFI was in compliance with all financial covenants in the Amended Credit Agreement and the excess availability under the ABL Revolver was $53,245. At June 24, 2018, the fixed charge coverage ratio was 0.93 to 1.00 and UNIFI had $400 of standby letters of credit, none of which had been drawn upon.  Management maintains the capability to quickly and easily improve the fixed charge coverage ratio utilizing existing cash and cash equivalents.

On November 18, 2016, pursuant to the principal reset conditions of the Amended Credit Agreement, UNIFI, at its discretion, reset the ABL Term Loan principal balance to $100,000. In connection with the principal reset, the ABL Term Loan is subject to quarterly amortizing payments of $2,500.

Capital Lease Obligations

There were no capital leases established in fiscal 2018. During fiscal 2017, UNIFI recorded capital leases with an aggregate present value of $14,070.  The weighted average interest rate for these capital leases is 3.9%.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the following five fiscal years and thereafter:

	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter
ABL Revolver	$—	$28,100	$—	$—	$—	$—
ABL Term Loan	10,000	75,000	—	—	—	—
Capital lease obligations	6,996	5,519	2,624	2,417	91	460
Total	$16,996	$108,619	$2,624	$2,417	$91	$460

13. Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	June 24, 2018	June 25, 2017
Supplemental post-employment plan	$3,045	$2,822
Uncertain tax positions	131	5,077
Other	2,161	3,905
Total other long-term liabilities	$5,337	$11,804

UNIFI maintains an unfunded supplemental post-employment plan for certain management employees.  Each employee’s account is credited annually based upon a percentage of the participant’s base salary, with each participant’s balance adjusted quarterly to reflect the returns of a money market fund.  Amounts are paid to participants six months after termination of employment.

Other primarily includes certain retiree and post-employment medical and disability liabilities, deferred revenue and deferred energy incentive credits.

14. Income Taxes

Components of Income Before Income Taxes

The components of income before income taxes consist of the following:

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
United States	$(7,852)	$2,689	$21,679
Foreign	38,063	40,586	26,564
Income before income taxes	$30,211	$43,275	$48,243

Components of (Benefit) Provision for Income Taxes

(Benefit) provision for income taxes consists of the following:

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Current:
Federal	$(4,918)	$(6,082)	$1,545
State	(416)	(130)	764
Foreign	9,639	10,224	6,781
Total current tax expense	4,305	4,012	9,090
Deferred:
Federal	(5,315)	6,602	6,304
State	(872)	162	255
Foreign	391	122	(576)
Total deferred tax expense	(5,796)	6,886	5,983
(Benefit) provision for income taxes	$(1,491)	$10,898	$15,073

On December 22, 2017, the U.S. government enacted comprehensive tax legislation H.R. 1, formerly known as the Tax Cuts and Jobs Act.  H.R. 1 includes significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time mandatory deemed repatriation of foreign earning and profits (the “toll charge”), deductions, credits and business-related exclusions.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

Staff Accounting Bulletin (“SAB”) No. 118 was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to finalize the calculations for certain income tax effects of H.R. 1. In accordance with SAB No. 118, in the quarter ended December 24, 2017, we made reasonable estimates and recorded provisional amounts as described below. Under the transitional provisions of SAB No. 118, we have a one-year measurement period to complete the accounting for the initial tax effects of H.R. 1. We are still in the process of completing that accounting.

UNIFI revalued its measurable deferred tax balances based upon the new tax rate at which the temporary differences and carryforwards are expected to reverse. UNIFI recorded a tax benefit of approximately $4,297 as a result of the net change in deferred tax balances. This benefit includes a $203 measurement period adjustment to the provisional deferred rate change benefit previously disclosed, which created an effective rate increase of 0.7%. The accounting for this income tax effect of H.R. 1 is provisional, and includes estimates that may change based on further analysis performed during the one-year measurement period.

With respect to the toll charge, UNIFI has recorded a provisional charge of $3,901, net of foreign tax credits, based on the following estimates: (i) earnings and profits of foreign jurisdictions, and (ii) the finalization of taxes paid in foreign jurisdictions, and related foreign tax credits.  Additionally, the estimates have been made based on UNIFI’s interpretation of H.R. 1.  The U.S. Treasury has indicated in Notice 2018-07 and Notice 2018-26 that it expects to issue further guidance to clarify certain technical aspects of H.R. 1, which could impact UNIFI’s computations and provisional amounts recorded.  This charge includes a $2,301 measurement period adjustment to the provisional toll charge previously disclosed, which created an effective rate increase of 7.6%.

UNIFI has recorded all known and estimable impacts of H.R. 1 that are effective for fiscal 2018. Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized. UNIFI continues to review the anticipated impacts of the global intangible low-taxed income (“GILTI”), foreign derived intangible income (“FDII”) deduction, and base erosion anti-abuse tax (“BEAT”), which are not effective until fiscal 2019. UNIFI has not recorded any impact associated with either GILTI, FDII or BEAT.

Utilization of Net Operating Loss Carryforwards

Domestic deferred tax expense for fiscal 2018 includes the utilization of federal net operating loss (“NOL”) carryforwards of $843. Foreign deferred tax expense includes the utilization of NOL carryforwards of $773, $756 and $0 for fiscal 2018, 2017 and 2016, respectively. State deferred tax expense includes the utilization of NOL carryforwards of $116, $26 and $42 for fiscal 2018, 2017 and 2016, respectively.

Effective Tax Rate

Reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Federal statutory tax rate	28.3%	35.0%	35.0%
Foreign income taxed at different rates	(2.4)	(10.2)	(7.7)
Repatriation of foreign earnings and withholding taxes	1.8	1.4	(1.0)
Repatriation of foreign earnings due to tax reform	23.9	—	—
Revaluation of U.S. deferred balances due to tax reform	(14.2)	—	—
Change in valuation allowance	(12.9)	(0.5)	(3.7)
Foreign tax credits	(11.0)	—	—
Domestic production activities deduction	0.5	2.0	(0.5)
Research and other credits	(1.8)	(5.1)	4.8
State income taxes, net of federal tax benefit	(3.9)	0.2	1.5
Change in uncertain tax positions	(15.1)	1.8	1.2
Nondeductible compensation	1.6	—	—
Nondeductible expenses and other	0.3	0.6	1.6
Effective tax rate	(4.9)%	25.2%	31.2%

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The effective tax rate for fiscal 2018 benefited from, among other things, (i) the release of uncertain tax positions due to settlement with tax authorities, (ii) the deferred tax benefit resulting from the revaluation of UNIFI’s domestic deferred tax balances for the lower U.S. statutory rate (including valuation allowances on domestic deferred tax assets), (iii) the release of a valuation allowance on certain NOLs outside the U.S. consolidated group that are now able to be utilized and (iv) a reduction in the valuation allowance related to foreign NOLs utilized in fiscal 2018.  These benefits were partially offset by (a) the one-time deemed mandatory repatriation of foreign earnings, net of foreign tax credits, (b) withholding taxes on repatriation of foreign earnings and (c) nondeductible compensation.

The effective tax rate for fiscal 2017 benefited from, among other things, (i) a lower overall effective tax rate for UNIFI’s foreign earnings (reflecting free-trade zone sales in El Salvador and lower statutory tax rates in both Brazil and China), (ii) increased research and development credits, (iii) a decrease in the valuation allowance reflecting the recognition of lower taxable income versus book income for UNIFI’s investment in PAL (for which UNIFI maintains a full valuation allowance) and (iv) a reduction in the valuation allowance related to foreign NOLs utilized in 2017.  These benefits were partially offset by (a) a reduction in the domestic production activities deduction due to the carryback of certain losses, (b) an increase in uncertain tax positions and (c) withholding taxes on repatriation of foreign earnings.

The effective tax rate for fiscal 2016 benefited from, among other things, (i) a lower overall effective tax rate for UNIFI’s foreign earnings (reflecting free-trade zone sales in El Salvador and lower statutory tax rates in both Brazil and China), (ii) a decrease in the valuation allowance reflecting the recognition of lower taxable income versus book income for UNIFI’s investment in PAL (for which UNIFI maintains a full valuation allowance) and (iii) a reduction in the valuation allowance related to foreign tax credits utilized in fiscal 2016.  These benefits were partially offset by (a) utilization of foreign tax credits, (b) an increase in the valuation allowance for NOLs, including Renewables, for which no tax benefit could be recognized, (c) state and local taxes net of the assumed federal benefit and (d) an increase in uncertain tax positions.

Deferred Income Taxes

The significant components of UNIFI’s deferred tax assets and liabilities consist of the following:

	June 24, 2018	June 25, 2017
Deferred tax assets:
Investments, including unconsolidated affiliates	$5,429	$7,737
State tax credits	411	338
Accrued liabilities and valuation reserves	2,829	3,952
NOL carryforwards	10,008	7,854
Intangible assets, net	2,089	3,932
Incentive compensation plans	2,130	2,487
Foreign tax credits	5,430	789
Capital loss carryforward	1,105	1,746
Research credit carryforward	—	1,115
Other items	2,226	5,224
Total gross deferred tax assets	31,657	35,174
Valuation allowance	(15,143)	(17,957)
Net deferred tax assets	16,514	17,217
Deferred tax liabilities:
PP&E	(20,153)	(26,417)
Other	(736)	(63)
Total deferred tax liabilities	(20,889)	(26,480)
Net deferred tax liabilities	$(4,375)	$(9,263)

Deferred Income Taxes - Valuation Allowance

In assessing its ability to realize deferred tax assets, UNIFI considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  UNIFI considers the scheduled reversal of taxable temporary differences, taxable income in carryback years, projected future taxable income and tax planning strategies in making this assessment.  Since UNIFI operates in multiple jurisdictions, the assessment is made on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The balances and activity for UNIFI’s deferred tax valuation allowance are as follows:

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Balance at beginning of year	$(17,957)	$(13,550)	$(15,606)
Decrease (increase) in valuation allowance	2,814	(4,407)	2,056
Balance at end of year	$(15,143)	$(17,957)	$(13,550)

Components of UNIFI’s deferred tax valuation allowance are as follows:

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Investment in a former domestic unconsolidated affiliate	$(3,942)	$(6,269)	$(6,418)
Equity-method investment in PAL	(1,580)	(1,520)	(2,102)
Certain losses carried forward (1)	(1,562)	(5,924)	(5,030)
State NOLs	(169)	(108)	—
Other foreign NOLs	(2,460)	(3,347)	—
Foreign tax credits	(5,430)	(789)	—
Total deferred tax valuation allowance	$(15,143)	$(17,957)	$(13,550)

(1)	Certain U.S. NOLs and capital losses outside the U.S. consolidated tax filing group.

During fiscal 2018, UNIFI’s valuation allowance decreased by $2,814. The decrease consisted of (i) the release of a $3,808 valuation allowance on NOLs outside the U.S. consolidated tax filing group that are now able to be utilized, (ii) a decrease of $3,433 related to U.S. deferred tax assets to reflect the lower federal ending deferred tax rate and (iii) a decrease of $917 related to foreign NOLs utilized in 2018. The decrease was partially offset by (a) an increase of $4,640 related to foreign tax credit carryforwards for which no benefit can be realized and (b) an increase of $635 related to UNIFI’s investment in PAL due to the timing of PAL’s taxable income versus book income.

During fiscal 2017, UNIFI’s valuation allowance increased by $4,407.  The increase consisted primarily of (i) $4,241 of foreign losses and (ii) $789 of foreign tax credit carryforwards for which no benefit can be recognized. The increase was partially offset by a net decrease of $582 related to UNIFI’s investment in PAL due to the timing of PAL’s taxable income versus book income.

During fiscal 2016, UNIFI’s valuation allowance decreased by $2,056.  The decrease consisted primarily of (i) a decrease of $1,159 related to UNIFI’s investment in PAL due to the timing of PAL’s taxable income versus book income and (ii) the utilization of $1,680 of foreign tax credits. The decrease was partially offset by a net increase of $858 related to UNIFI’s investment in Renewables and related NOLs as a result of its continued losses.

Recognized Tax Benefits

A reconciliation of beginning and ending gross amounts of unrecognized tax benefits is as follows:

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Balance at beginning of year	$5,236	$4,532	$4,029
Gross increases related to current period tax positions	324	473	110
Gross (decreases) increases related to tax positions in prior periods	(119)	711	1,058
Gross decreases related to settlements with tax authorities	(5,234)	(480)	(274)
Gross decreases related to lapse of applicable statute of limitations	—	—	(391)
Balance at end of year	$207	$5,236	$4,532

In fiscal 2018, UNIFI recognized a benefit related to the realization of unrecognized tax benefits resulting from settlements with tax authorities. UNIFI received a notice of audit dated June 29, 2017 from the Department of the Treasury, Internal Revenue Service (the “IRS”); the tax periods under audit were fiscal years 2013, 2014 and 2015. On June 21, 2018, the IRS completed its examination.

Unrecognized tax benefits would generate a favorable impact of $130 on UNIFI’s effective tax rate when recognized. UNIFI does not expect material changes in uncertain tax positions within the next 12 months.  The reversal of interest and penalties recognized by UNIFI within the provision for income taxes was $(1,030), $(42) and $(23) for fiscal 2018, 2017, and 2016, respectively.  UNIFI had $41, $773 and $279 accrued for interest and/or penalties related to uncertain tax positions as of June 24, 2018, June 25, 2017 and June 26, 2016, respectively.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Expiration of Net Operating Loss Carryforwards and Foreign Tax Credits

As of June 24, 2018, UNIFI had U.S. federal NOL carryforwards of $19,511.  Of these carryforwards, $6,930 can be carried forward indefinitely, and $12,581 will begin to expire in fiscal 2037 if unused. As of June 24, 2018, UNIFI had U.S. federal NOL carryforwards held outside the U.S. consolidated tax filing group of $6,914.  These carryforwards, if unused, will begin to expire in fiscal 2035. As of June 24, 2018, UNIFI had U.S. federal capital loss carryforwards held outside the U.S. consolidated tax filing group of $4,489, which carry a full valuation allowance.  These carryforwards, if unused, will begin to expire in fiscal 2027.

As of June 24, 2018, UNIFI had $43,589 of U.S. state NOL carryforwards that may be used to offset future taxable income, $8,426 of which are offset by a valuation allowance. Of these carryforwards, $868 can be carried forward indefinitely, and $42,721 will begin to expire in fiscal 2022 if unused. As of June 24, 2018, the Company also had U.S. state NOL carryforwards held outside the U.S. consolidated tax filing group of $19,192, $12,279 of which are offset by a valuation allowance.  These carryforwards, if unused, will begin to expire in fiscal 2019.

As of June 24, 2018, UNIFI had foreign NOL carryforwards of $9,866, which are offset by a full valuation allowance.  These carryforwards, if unused, will begin to expire in fiscal 2019.

As of June 24, 2018, UNIFI had U.S. federal foreign tax credits of $3,791, which are offset by a full valuation allowance. These carryforwards, if unused, will begin to expire in fiscal 2028.

As of June 24, 2018, UNIFI had foreign tax credits in foreign jurisdictions of $1,639 with no expiration, which are offset by a full valuation allowance.

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

In fiscal 2018, the IRS examined UNIFI’s federal income tax returns for fiscal 2014 and 2015, and re-examined the federal income tax return for fiscal 2013. The examination closed with no proposed adjustments.

In fiscal 2016, the IRS examined UNIFI’s federal income tax return for fiscal 2013.  The examination closed with no material assessment.

In fiscal 2016, the North Carolina Department of Revenue initiated an audit for tax periods ending June 24, 2012 to June 28, 2015.  The audit was not concluded at the end of fiscal 2018.  No material assessment is anticipated.

UNIFI is currently under appeal in Colombia for tax years 2006 and 2007.  UNIFI believes it is more-likely-than-not to conclude the appeal with no material assessment.

Statutes related to material foreign jurisdictions are open from January 1, 2013 and material state jurisdictions from June 29, 2014.  Certain carryforward tax attributes generated in years prior remain subject to examination and could change in subsequent tax years.

Indefinite Reinvestment Assertion

As of June 24, 2018, U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $113,855 of undistributed earnings of UNIFI’s foreign subsidiaries. UNIFI intends to reinvest these earnings indefinitely in its foreign subsidiaries.  If at a later date, these earnings were to be repatriated to the United States, UNIFI would be required to accrue and pay state income and/or foreign local withholding taxes on these amounts. Determination of the amount of any unrecognized deferred tax liability on these undistributed earnings is not practicable. UNIFI will continue to assess the existing circumstances, including any changes in tax laws, and reevaluate the necessity for any deferred tax liability.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

15. Shareholders’ Equity

On April 23, 2014, UNIFI announced that its Board of Directors (the “Board”) had approved a stock repurchase program (the “SRP”) under which UNIFI is authorized to acquire up to $50,000 of its common stock. The SRP has no stated expiration or termination date, and there is no time limit or specific time frame otherwise for repurchases. Under the SRP, purchases may be completed in accordance with SEC regulations at prevailing market prices, through open market purchases or privately negotiated transactions, at such times and prices and in such manner as determined by management, subject to market conditions, applicable legal requirements, contractual obligations and other factors. Repurchases, if any, are expected to be financed through cash generated from operations and borrowings under the ABL Revolver, and are subject to applicable limitations and restrictions as set forth in the ABL Facility. UNIFI may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable. The following table summarizes UNIFI’s repurchases and retirements of its common stock under the SRP for the fiscal periods noted.

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal 2014	251	$23.19
Fiscal 2015	349	$29.72
Fiscal 2016	206	$30.13
Fiscal 2017	—	$—
Fiscal 2018	—	$—
Total	806	$27.79	$27,603

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

The following table provides information as of June 24, 2018 with respect to the number of securities remaining available for future issuance under the 2013 Plan:

Authorized under the 2013 Plan	1,000
Plus: Awards expired, forfeited or otherwise terminated unexercised from the 2008 LTIP or the 2013 Plan	369
Less: Awards granted to employees	(720)
Less: Awards granted to non-employee directors	(135)
Available for issuance under the 2013 Plan	514

Stock Options

During fiscal 2018, 2017 and 2016, UNIFI granted stock options to purchase 73, 153 and 82 shares of its common stock, respectively, to certain key employees.  The stock options vest ratably over the required three-year service period and have 10-year contractual terms.  For fiscal 2018, 2017 and 2016, the weighted average exercise price of the stock options granted was $32.61, $28.82 and $32.36 per share, respectively.  UNIFI used the Black-Scholes model to estimate the weighted average grant date fair value of $11.14, $10.13 and $20.27 per share, respectively.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

For stock options granted, the valuation models used the following assumptions:

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Expected term (years)	5.2	5.0	7.6
Risk-free interest rate	2.0%	1.4%	2.1%
Volatility	34.3%	37.9%	60.5%
Dividend yield	—	—	—

UNIFI uses historical data to estimate the expected term and volatility.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the stock options.

A summary of stock option activity for fiscal 2018 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 25, 2017	478	$19.93
Granted	73	$32.61
Exercised	(123)	$12.49
Cancelled or forfeited	(23)	$32.82
Expired	—	$—
Outstanding at June 24, 2018	405	$23.73	6.4	$3,244
Vested and expected to vest as of June 24, 2018	405	$23.73	6.4	$3,244
Exercisable at June 24, 2018	246	$19.49	4.9	$2,976

At June 24, 2018, all stock options subject to a market condition were vested.

At June 24, 2018, the remaining unrecognized compensation cost related to the unvested stock options was $707, which is expected to be recognized over a weighted average period of 1.4 years.

For fiscal 2018, 2017 and 2016, the total intrinsic value of stock options exercised was $2,703, $5,802 and $598, respectively.  The amount of cash received from the exercise of stock options was $219, $2,787 and $181 for fiscal 2018, 2017 and 2016, respectively.  The tax benefit realized from stock options exercised was $398, $1,517 and $155 for fiscal 2018, 2017 and 2016, respectively.

Restricted Stock Units

During fiscal 2018, 2017 and 2016, UNIFI granted 86, 150 and 20 restricted stock units (“RSUs”), respectively, to certain key employees.  The employee RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company common stock until such employee RSUs have vested and been distributed to the grantee in the form of Company common stock.  The employee RSUs vest over a three-year period, and will be converted into an equivalent number of shares of Company common stock (for distribution to the grantee) on each vesting date, unless the grantee has elected to defer the receipt of the shares of stock until separation from service.  UNIFI estimated the fair value of each employee RSU granted during fiscal 2018, 2017 and 2016 to be $32.16, $27.66 and $27.46 respectively.

During fiscal 2018, 2017 and 2016, UNIFI granted 30, 31 and 28 RSUs, respectively, to UNIFI’s non-employee directors.  The director RSUs became fully vested on the grant date.  The director RSUs convey no rights of ownership in shares of Company common stock until such director RSUs have been distributed to the grantee in the form of Company common stock.  The vested director RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of service as a member of the Board.  With respect to the RSUs granted in fiscal 2017 and 2016, the grantee may elect to defer receipt of the shares of Company common stock in accordance with the deferral options provided under the Unifi, Inc. Director Deferred Compensation Plan.  UNIFI estimated the fair value of each director RSU granted during fiscal 2018, 2017 and 2016 to be $35.83, $29.09 and $28.08, respectively.

UNIFI estimates the fair value of RSUs based on the market price of UNIFI’s common stock at the award grant date.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

A summary of the RSU activity for fiscal 2018 is as follows:

	Non-vested	Weighted Average Grant Date Fair Value	Vested	Total	Weighted Average Grant Date Fair Value
Outstanding at June 25, 2017	150	$27.66	131	281	$25.02
Granted	116	$33.12	—	116	$33.12
Vested	(64)	$31.39	64	—	$—
Converted	—	$—	(47)	(47)	$26.35
Cancelled or forfeited	(4)	$36.31	—	(4)	$36.31
Outstanding at June 24, 2018	198	$29.50	148	346	$27.45

At June 24, 2018, the number of RSUs vested and expected to vest was 346, with an aggregate intrinsic value of $10,918.  The aggregate intrinsic value of the 148 vested RSUs at June 24, 2018 was $4,650.

The remaining unrecognized compensation cost related to the unvested RSUs at June 24, 2018 was $3,340, which is expected to be recognized over a weighted average period of 1.7 years.

For fiscal 2018, 2017 and 2016, the total intrinsic value of RSUs converted was $1,620, $2,120 and $553, respectively.  The tax benefit realized from the conversion of RSUs was $247, $806 and $221 for fiscal 2018, 2017 and 2016, respectively.

Summary

The total cost charged against income related to all stock-based compensation arrangements was as follows:

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Stock options	$884	$749	$1,379
RSUs	4,042	1,432	961
Total compensation cost	$4,926	$2,181	$2,340

The total income tax benefit recognized for stock-based compensation was $442, $599 and $592 for fiscal 2018, 2017 and 2016, respectively.

As of June 24, 2018, total unrecognized compensation costs related to all unvested stock-based compensation arrangements were $4,047.  The weighted average period over which these costs are expected to be recognized is 1.6 years.

17. Defined Contribution Plan

UNIFI matches employee contributions made to the Unifi, Inc. Retirement Savings Plan (the “401(k) Plan”), a 401(k) defined contribution plan, which covers eligible domestic salary and hourly employees. Under the terms of the 401(k) Plan, UNIFI matches 100% of the first 3% of eligible employee contributions and 50% of the next 2% of eligible contributions.

The following table presents the employer matching contribution expense related to the 401(k) Plan:

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Matching contribution expense	$2,643	$2,538	$2,331

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

Foreign Currency Forward Contracts

UNIFI may enter into foreign currency forward contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases which are denominated in currencies that are not its functional currency.  Foreign currency forward contracts are not designated as hedges by UNIFI and are marked to market each period and offset by the foreign exchange

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

(gains) losses included in other operating expense (income), net resulting from the underlying exposures of the foreign currency denominated assets and liabilities. As of June 24, 2018 and June 25, 2017, there were no outstanding foreign currency forward contracts. However, UNIFI utilized a foreign currency forward contract during fiscal 2017, for which the impact to the consolidated financial statements was insignificant.

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

On January 5, 2017, February 24, 2017 and June 1, 2017, UNIFI entered into Swap A, Swap B and Swap C. The combined designated hedges fix LIBOR at approximately 1.9% for $75,000 of variable rate borrowings through May 24, 2022. In accordance with hedge accounting, each swap is reflected on the balance sheet at fair value with a corresponding balance in accumulated other comprehensive loss, and impacts earnings commensurate with the forecasted transaction.

On May 18, 2012, UNIFI entered into a five-year, $50,000 interest rate swap (“Swap D”) with Wells Fargo to provide a hedge against the variability of cash flows related to LIBOR-based variable rate borrowings under the ABL Facility.  On November 26, 2012, UNIFI de-designated Swap D as a cash flow hedge.  Swap D allowed UNIFI to fix LIBOR at 1.06% and terminated on May 24, 2017.  See Note 19, “Accumulated Other Comprehensive Loss,” for detail regarding the reclassifications of amounts from accumulated other comprehensive loss related to Swap D.

Contingent Consideration

In December 2013, UNIFI acquired certain draw-winding assets in a business combination and recorded a $2,500 contingent consideration liability (Level 3 classification in the fair value hierarchy). There has been no material fair value activity relevant to the contingent consideration since its establishment, and the balance at June 24, 2018 is primarily a result of the life-to-date payments made.

UNIFI’s financial assets and liabilities accounted for at fair value on a recurring basis and the level within the fair value hierarchy used to measure these items are as follows:

As of June 24, 2018	Notional Amount		Balance Sheet Location	Fair Value Hierarchy	Fair Value
Swap A	USD	$20,000	Other non-current assets	Level 2	$584
Swap B	USD	$30,000	Other non-current assets	Level 2	$877
Swap C	USD	$25,000	Other non-current assets	Level 2	$798
Contingent consideration		—	Accrued expenses	Level 3	$529

As of June 25, 2017	Notional Amount		Balance Sheet Location	Fair Value Hierarchy	Fair Value
Swap A	USD	$20,000	Other long-term liabilities	Level 2	$243
Swap B	USD	$30,000	Other long-term liabilities	Level 2	$364
Swap C	USD	$25,000	Other long-term liabilities	Level 2	$201
Contingent consideration		—	Accrued expenses and other long-term liabilities	Level 3	$925

Estimates for the fair value of UNIFI’s derivative contracts are obtained from month-end market quotes for contracts with similar terms.

Swaps A, B and C, designated hedges, impacted interest expense for fiscal 2018 and 2017 by $319 and $42, respectively. Swap D, a de-designated hedge, impacted interest expense for fiscal 2017 and 2016 by $178 and $375, respectively.

By entering into derivative contracts, UNIFI exposes itself to counterparty credit risk.  UNIFI attempts to minimize this risk by selecting counterparties with investment grade credit ratings and regularly monitoring those ratings.  UNIFI’s derivative instruments do not contain any credit-risk-related contingent features.

UNIFI believes that there have been no significant changes to its credit risk profile or the interest rates available to UNIFI for debt issuances with similar terms and average maturities, and UNIFI estimates that the fair values of its debt obligations approximate the carrying amounts.  Other financial instruments include cash and cash equivalents, receivables, accounts payable and accrued expenses.  The financial statement carrying amounts of these items approximate the fair values due to their short-term nature.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

There were no transfers into or out of the levels of the fair value hierarchy for fiscal 2018, 2017 and 2016.

Non-Financial Assets and Liabilities

UNIFI did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.

19. Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 28, 2015	$(26,752)	$(147)	$(26,899)
Other comprehensive (loss) income, net of tax	(2,929)	77	(2,852)
Balance at June 26, 2016	$(29,681)	$(70)	$(29,751)

Other comprehensive loss, net of tax	(2,691)	(438)	(3,129)
Balance at June 25, 2017	$(32,372)	$(508)	$(32,880)

Other comprehensive (loss) income, net of tax	(9,896)	2,243	(7,653)
Balance at June 24, 2018	$(42,268)	$1,735	$(40,533)

A summary of other comprehensive (loss) income for fiscal 2018, 2017 and 2016 is provided as follows, noting there is no tax impact for fiscal 2016:

	Fiscal 2018			Fiscal 2017			Fiscal 2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	After-tax
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(9,250)	$—	$(9,250)	$(2,936)	$—	$(2,936)	$(2,135)	$(2,135)
Foreign currency translation adjustments for an unconsolidated affiliate	(646)	—	(646)	245	—	245	(794)	(794)
Changes in interest rate swaps, net of reclassification adjustments	3,067	(824)	2,243	(737)	299	(438)	77	77
Other comprehensive loss, net	$(6,829)	$(824)	$(7,653)	$(3,428)	$299	$(3,129)	$(2,852)	$(2,852)

20. Computation of Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Basic EPS
Net income attributable to Unifi, Inc.	$31,702	$32,875	$34,415
Weighted average common shares outstanding	18,294	18,136	17,857
Basic EPS	$1.73	$1.81	$1.93
Diluted EPS
Net income attributable to Unifi, Inc.	$31,702	$32,875	$34,415
Weighted average common shares outstanding	18,294	18,136	17,857
Net potential common share equivalents – stock options and RSUs	343	307	558
Adjusted weighted average common shares outstanding	18,637	18,443	18,415
Diluted EPS	$1.70	$1.78	$1.87
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	118	390	193
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	—	—	—

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

21. Other Operating Expense (Income), Net

Other operating expense (income), net primarily consists of gains and losses on (i) foreign currency transactions and (ii) sale or disposal of assets, along with certain expenses related to former employees for consulting, transition, relocation or severance.

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

PAL is a limited liability company treated as a partnership for income tax reporting purposes.  PAL is a producer of cotton and synthetic yarns for sale to the global textile industry and apparel market.  Per PAL’s fiscal 2017 audited financial statements, PAL had 13 manufacturing facilities located primarily in the southeast region of the United States and in Mexico, and PAL’s five largest customers accounted for approximately 78% of total revenues and 73% of total gross accounts receivable outstanding. As PAL’s fiscal year end is the Saturday nearest to December 31 and its results are considered significant, UNIFI files an amendment to each Annual Report on Form 10-K on or before 90 days subsequent to PAL’s fiscal year end to provide PAL’s audited financial statements for PAL’s most recent fiscal year.  UNIFI filed an amendment to its Annual Report on Form 10-K for the fiscal year ended June 25, 2017 on March 30, 2018 to provide PAL’s audited financial statements for PAL’s fiscal year ended December 30, 2017. UNIFI expects to file an amendment to this Annual Report on Form 10-K on or before March 29, 2019 to provide PAL’s audited financial statements for PAL’s fiscal year ended December 29, 2018.

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

PAL is subject to price risk related to anticipated fixed-price yarn sales.  To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices in order to protect the gross margin of fixed-priced yarn sales.  The derivative instruments used are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy.  As of June 24, 2018, PAL had no futures contracts designated as cash flow hedges.

As of June 24, 2018, UNIFI’s investment in PAL was $110,264, which was reflected within investments in unconsolidated affiliates in the accompanying consolidated balance sheets.  The reconciliation between UNIFI’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of June 24, 2018	$128,355
Initial excess capital contributions	53,363
Impairment charge recorded by UNIFI in 2007	(74,106)
Anti-trust lawsuit against PAL in which UNIFI did not participate	2,652
Investment as of June 24, 2018	$110,264

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

provided by Nilit America under separate supply and services agreements.  UNFA’s fiscal year end is December 31 and it is a limited liability company treated as a partnership for income tax reporting purposes located in Ridgeway, Virginia.

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates.  As of June 24, 2018, UNIFI’s open purchase orders related to this agreement were $2,489.

UNIFI’s raw material purchases under this supply agreement consist of the following:

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
UNF	$1,800	$2,254	$2,828
UNFA	21,731	20,493	24,319
Total	$23,531	$22,747	$27,147

As of both June 24, 2018 and June 25, 2017, UNIFI had combined accounts payable due to UNF and UNFA of $2,301.

UNIFI has determined that UNF and UNFA are variable interest entities and has also determined that UNIFI is the primary beneficiary of these entities, based on the terms of the supply agreement.  As a result, these entities should be consolidated with UNIFI’s financial results.  As UNIFI purchases substantially all of the output from the two entities, the two entities’ balance sheets constitute 3% or less of UNIFI’s current assets, total assets and total liabilities, and such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements.  As of June 24 2018, UNIFI’s combined investments in UNF and UNFA were $2,375 and are shown within investments in unconsolidated affiliates in the accompanying consolidated balance sheets.  The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy.  Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to either UNF or UNFA.

Condensed balance sheet and income statement information for UNIFI’s unconsolidated affiliates (including reciprocal balances) is presented in the following tables.  PAL is defined as significant and its information is separately disclosed.  PAL does not meet the criteria for segment reporting.  For UNIFI’s fiscal 2018 and 2017, PAL’s corresponding fiscal periods both consisted of 52 weeks.  Depreciation and amortization for PAL for the periods presented includes amounts for PAL’s foreign subsidiaries. PAL’s current assets and shareholders’ equity accounts as of June 25, 2017 reflect a $6,800 dividend distribution made to UNIFI on June 28, 2017, subsequent to UNIFI’s fiscal 2017.

	As of June 24, 2018
	PAL	Other	Total
Current assets	$289,683	$7,598	$297,281
Noncurrent assets	162,242	875	163,117
Current liabilities	71,026	3,722	74,748
Noncurrent liabilities	3,389	—	3,389
Shareholders’ equity and capital accounts	377,510	4,751	382,261

UNIFI’s portion of undistributed earnings	41,429	887	42,316

	As of June 25, 2017
	PAL	Other	Total
Current assets	$247,820	$10,340	$258,160
Noncurrent assets	183,418	1,039	184,457
Current liabilities	54,389	3,588	57,977
Noncurrent liabilities	3,263	—	3,263
Shareholders’ equity and capital accounts	373,586	7,791	381,377

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

	For the Fiscal Year Ended June 24, 2018
	PAL	Other	Total
Net sales	$796,010	$24,097	$820,107
Gross profit	31,112	4,646	35,758
Income from operations	12,032	2,917	14,949
Net income	12,990	2,961	15,951
Depreciation and amortization	39,404	190	39,594

Cash received by PAL under cotton rebate program	13,797	—	13,797
Earnings recognized by PAL for cotton rebate program	13,334	—	13,334

Distributions received	9,236	3,000	12,236

	For the Fiscal Year Ended June 25, 2017
	PAL	Other	Total
Net sales	$754,285	$22,905	$777,190
Gross profit	26,275	4,877	31,152
Income from operations	10,406	3,061	13,467
Net income	7,814	2,988	10,802
Depreciation and amortization	42,801	177	42,978

Cash received by PAL under cotton rebate program	14,293	—	14,293
Earnings recognized by PAL for cotton rebate program	13,491	—	13,491

Distributions received	822	1,500	2,322

	For the Fiscal Year Ended June 26, 2016
	PAL	Other	Total
Net sales	$824,248	$29,463	$853,711
Gross profit	32,626	7,651	40,277
Income from operations	15,143	5,772	20,915
Net income	17,670	5,838	23,508
Depreciation and amortization	46,235	150	46,385

Cash received by PAL under cotton rebate program	17,057	—	17,057
Earnings recognized by PAL for cotton rebate program	16,080	—	16,080

Distributions received	1,732	3,000	4,732

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

Future minimum capital lease payments and future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of June 24, 2018 by fiscal year are:

	Capital leases	Operating leases
Fiscal 2019	$7,629	$2,281
Fiscal 2020	5,921	1,866
Fiscal 2021	2,874	1,306
Fiscal 2022	2,569	327
Fiscal 2023	193	32
Fiscal years thereafter	861	23
Total minimum lease payments	$20,047	$5,835
Less estimated executory costs	(746)
Less interest	(1,194)
Present value of net minimum capital lease payments	18,107
Less current portion of capital lease obligations	(6,996)
Long-term portion of capital lease obligations	$11,111

Rental expenses incurred under operating leases and included in operating income consist of the following:

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Rental expenses	$4,835	$4,357	$4,867

Unconditional Obligations

UNIFI is a party to unconditional obligations for certain utility and other purchase or service commitments.  These commitments are non-cancelable, have remaining terms in excess of one year and qualify as normal purchases.

On a fiscal year basis, the minimum payments expected to be made as part of such commitments are as follows:

	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter
Unconditional purchase obligations	$7,330	$6,841	$4,711	$2,245	$1,196	$17
Unconditional service obligations	2,052	1,416	1,103	986	388	351
Total unconditional obligations	$9,382	$8,257	$5,814	$3,231	$1,584	$368

For fiscal 2018, 2017 and 2016, total costs incurred under these commitments consisted of the following:

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Costs for unconditional purchase obligations	$24,777	$26,984	$26,790
Costs for unconditional service obligations	2,454	2,575	641
Total	$27,231	$29,559	$27,431

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

24. Related Party Transactions

Related party receivables consist of the following:

	June 24, 2018	June 25, 2017
Salem Global Logistics, Inc.	$—	$6
Total related party receivables (included within receivables, net)	$—	$6

Related party payables consist of the following:

	June 24, 2018	June 25, 2017
Salem Leasing Corporation (included within accounts payable)	$306	$298
Salem Leasing Corporation (capital lease obligation)	875	947
Total related party payables	$1,181	$1,245

Related party transactions in excess of $120 for the current or prior two fiscal years consist of the matters in the table below and the following paragraphs:

		For the Fiscal Year Ended
Affiliated Entity	Transaction Type	June 24, 2018	June 25, 2017	June 26, 2016
Salem Leasing Corporation	Transportation equipment costs and capital lease debt service	$3,979	$3,914	$3,751
Salem Global Logistics, Inc.	Freight service income	147	128	253

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

Salem Global Logistics, Inc. is also a wholly owned subsidiary of Salem Holding Company. During fiscal 2018, 2017 and 2016, UNIFI earned income by providing for-hire freight services for Salem Global Logistics, Inc.

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

•

The operations within the Polyester Segment exhibit similar long-term economic characteristics and primarily sell into an economic trading zone covered by the North American Free Trade Agreement (“NAFTA”) and the Dominican Republic—Central America Free Trade Agreement (“CAFTA-DR”) to similar customers utilizing similar methods of distribution. These operations derive revenues primarily from polyester-based products with sales primarily to other yarn manufacturers and knitters and weavers that produce yarn and/or fabric for the apparel, hosiery, automotive, home furnishings, industrial and other end-use markets. The Polyester Segment consists of sales and manufacturing operations in the United States and El Salvador.

•

The operations within the Nylon Segment exhibit similar long-term economic characteristics and primarily sell into an economic trading zone covered by NAFTA and CAFTA-DR to similar customers utilizing similar methods of distribution. The Nylon Segment includes an immaterial operating segment in Colombia that sells similar nylon-based textile products to similar customers in Colombia and Mexico utilizing similar methods of distribution. These operations derive revenues primarily from nylon-based products with sales to knitters and weavers that produce fabric primarily for the apparel and hosiery markets.  The Nylon Segment consists of sales and manufacturing operations in the United States and Colombia.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

In addition to UNIFI’s reportable segments, the selected financial information presented below includes an All Other category. All Other consists primarily of Renewables (up through December 23, 2016, the date of the sale by UNIFI of its 60% equity ownership interest in Renewables) and for-hire transportation services. Revenue for Renewables was primarily derived from (i) facilitating the use of miscanthus grass as bio-fuel through service agreements and (ii) delivering harvested miscanthus grass to poultry producers for animal bedding. For-hire transportation services revenue is derived from performing common carrier services utilizing UNIFI’s fleet of transportation equipment.

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

Selected financial information is presented below:

	For the Fiscal Year Ended June 24, 2018
	Polyester	Nylon	International	All Other	Total
Net sales	$364,169	$102,639	$207,884	$4,220	$678,912
Cost of sales	333,078	92,155	163,300	3,951	592,484
Gross profit	31,091	10,484	44,584	269	86,428
Segment depreciation expense	15,893	2,197	1,648	256	19,994
Segment Profit	$46,984	$12,681	$46,232	$525	$106,422

	For the Fiscal Year Ended June 25, 2017
	Polyester	Nylon	International	All Other	Total
Net sales	$355,740	$112,704	$173,686	$5,140	$647,270
Cost of sales	315,655	100,633	131,087	5,731	553,106
Gross profit (loss)	40,085	12,071	42,599	(591)	94,164
Segment depreciation expense	13,921	2,125	1,119	638	17,803
Segment Profit	$54,006	$14,196	$43,718	$47	$111,967

	For the Fiscal Year Ended June 26, 2016
	Polyester	Nylon	International	All Other	Total
Net sales	$383,167	$131,715	$122,554	$6,201	$643,637
Cost of sales	333,638	113,906	95,666	6,795	550,005
Gross profit (loss)	49,529	17,809	26,888	(594)	93,632
Segment depreciation expense	11,188	1,899	885	820	14,792
Segment Profit	$60,717	$19,708	$27,773	$226	$108,424

The reconciliations of segment gross profit (loss) to consolidated income before income taxes are as follows:

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Polyester	$31,091	$40,085	$49,529
Nylon	10,484	12,071	17,809
International	44,584	42,599	26,888
All Other	269	(591)	(594)
Segment gross profit	86,428	94,164	93,632
SG&A expenses	56,077	50,829	47,502
(Benefit) provision for bad debts	(38)	(123)	1,684
Other operating expense (income), net	1,590	(310)	2,248
Operating income	28,799	43,768	42,198
Interest income	(560)	(517)	(610)
Interest expense	4,935	3,578	3,528
Loss on sale of business	—	1,662	—
Equity in earnings of unconsolidated affiliates	(5,787)	(4,230)	(8,963)
Income before income taxes	$30,211	$43,275	$48,243

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Polyester	$15,893	$13,921	$11,188
Nylon	2,197	2,125	1,899
International	1,648	1,119	885
All Other	256	638	820
Segment depreciation expense	19,994	17,803	14,792
Other depreciation and amortization expense	2,591	2,565	2,736
Depreciation and amortization expense	$22,585	$20,368	$17,528

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Polyester	$16,605	$25,442	$44,517
Nylon	1,366	1,247	2,548
International	3,099	4,734	2,755
Segment capital expenditures	21,070	31,423	49,820
Other capital expenditures	3,959	1,767	2,517
Capital expenditures	$25,029	$33,190	$52,337

In addition to the capital expenditures noted above, Polyester assets were added in fiscal 2017 via a construction financing arrangement.

During fiscal 2017, UNIFI changed the segmentation of cash and cash equivalents to better reflect its ability to expand operations in multiple regions. Thus, in the reconciliations below, cash and cash equivalents have been reclassified out of individual segments and into other current assets for the fiscal years presented.

The reconciliations of segment total assets to consolidated total assets are as follows:

	June 24, 2018	June 25, 2017	June 26, 2016
Polyester	$284,261	$270,819	$243,093
Nylon	57,378	57,789	63,141
International	95,006	80,824	66,998
Segment total assets	436,645	409,432	373,232
Other current assets	30,945	27,375	13,337
Other PP&E	17,373	14,904	16,597
Other non-current assets	4,205	279	4,864
Investments in unconsolidated affiliates	112,639	119,513	117,412
Total assets	$601,807	$571,503	$525,442

Product sales (excluding the All Other category) are as follows:

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Polyester	$572,053	$529,426	$505,721
Nylon	102,639	112,704	131,715
Total	$674,692	$642,130	$637,436

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Geographic Data

Geographic information is set forth below, beginning with net sales.  Brazil and China are reported separately from other foreign countries when corresponding net sales for a fiscal year exceed 10% of consolidated net sales.

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
United States	$420,920	$424,490	$472,287
Brazil	110,587	109,079	83,087
China	90,998	nm	nm
Remaining Foreign Countries	56,407	113,701	88,263
Total	$678,912	$647,270	$643,637

Export sales from UNIFI’s U.S. operations to external customers	$94,205	$104,229	$113,725

nm – Respective amount does not meet UNIFI’s 10% threshold for disclosure.

The information for net sales is based on the operating locations from where the items were produced or distributed.

Geographic information for long-lived assets is as follows:

	June 24, 2018	June 25, 2017	June 26, 2016
United States	$305,229	$304,696	$292,854
Brazil	12,679	12,616	9,714
Remaining Foreign Countries	6,317	8,360	8,595
Total	$324,225	$325,672	$311,163

Long-lived assets are comprised of PP&E, net; intangible assets, net; investments in unconsolidated affiliates; and other non-current assets.

Geographic information for total assets is as follows:

	June 24, 2018	June 25, 2017	June 26, 2016
United States	$455,963	$445,947	$427,679
Brazil	59,657	58,598	53,993
Remaining Foreign Countries	86,187	66,958	43,770
Total	$601,807	$571,503	$525,442

26. Quarterly Results (Unaudited)

Quarterly financial data and selected highlights are as follows:

	For the Fiscal Quarter Ended
	September 24, 2017	December 24, 2017	March 25, 2018	June 24, 2018
Net sales	$164,242	$167,478	$165,867	$181,325
Gross profit (1)	23,292	22,676	16,556	23,904
Net income including non-controlling interest	8,960	11,802	176	10,764
Less: net loss attributable to non-controlling interest	—	—	—	—
Net income attributable to Unifi, Inc. (2)	$8,960	$11,802	$176	$10,764
Net income attributable to Unifi, Inc. per common share:
Basic (3)	$0.49	$0.65	$0.01	$0.59
Diluted (3)	$0.48	$0.63	$0.01	$0.58

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

	For the Fiscal Quarter Ended
	September 25, 2016	December 25, 2016	March 26, 2017	June 25, 2017
Net sales	$159,969	$155,155	$160,896	$171,250
Gross profit	23,547	22,130	21,130	27,357
Net income including non-controlling interest	9,142	4,354	9,177	9,704
Less: net loss attributable to non-controlling interest	(261)	(237)	—	—
Net income attributable to Unifi, Inc. (4)	$9,403	$4,591	$9,177	$9,704
Net income attributable to Unifi, Inc. per common share:
Basic (3)	$0.52	$0.25	$0.50	$0.53
Diluted (3)	$0.51	$0.25	$0.50	$0.52

(1)

Gross profit for the fiscal quarter ended March 25, 2018 includes the adverse impact of sustained raw material cost increases that could not be effectively offset with corresponding selling price increases.

(2)

Net income attributable to Unifi, Inc. for the fiscal quarter ended June 24, 2018 includes the reversal of a $3,380 uncertain tax position relating to certain foreign exchange income applicable to fiscal 2015.

Net income attributable to Unifi, Inc. for the fiscal quarter ended December 24, 2017 includes the reversal of a $3,807 valuation allowance on certain historical NOLs in connection with a tax status change unrelated to the federal tax reform legislation signed into law in December 2017.

(3)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the fiscal quarters may not equal the total for the fiscal year.

(4)	Net income attributable to Unifi, Inc. for the fiscal quarter ended December 25, 2016 includes a loss on sale of business of $1,662.

27. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Fiscal Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Interest, net of capitalized interest of $190, $652 and $704, respectively	$4,459	$3,282	$3,066
Income taxes, net of refunds	9,962	8,123	9,923

Non-Cash Investing and Financing Activities

As of June 24, 2018, June 25, 2017 and June 26, 2016, $3,187, $3,234 and $4,197, respectively, were included in accounts payable for unpaid capital expenditures.

During fiscal 2017, UNIFI recorded reclassification and non-cash activity relating to a construction financing arrangement.