Form 10-Q
period 2018-09-30
UNIFI INC
filed 2018-11-08
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2018, there were 18,382,797 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals.  Statements expressing expectations regarding our future, or projections or estimates relating to products, sales, revenues, expenditures, costs, strategies, initiatives or earnings, are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on management’s beliefs, assumptions and expectations about our future performance, considering the information currently available to management.  The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “strive” and words of similar import, or the negative of such words, identify or signal the presence of forward-looking statements.  These statements are not statements of historical fact; they involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition that we express or imply in any forward-looking statement.  Factors that could contribute to such differences include, but are not limited to:

•	the competitive nature of the textile industry and the impact of global competition;
•	changes in the trade regulatory environment and governmental policies and legislation;
•	the availability, sourcing and pricing of raw materials;
•	general domestic and international economic and industry conditions in markets where the Company competes, including economic and political factors over which the Company has no control;
•	changes in consumer spending, customer preferences, fashion trends and end uses for products;
•	the financial condition of the Company’s customers;
•	the loss of a significant customer or brand partner;
•	natural disasters, industrial accidents, power or water shortages, extreme weather conditions and other disruptions at one of our facilities;
•	the success of the Company’s strategic business initiatives;
•	the volatility of financial and credit markets;
•	the ability to service indebtedness and fund capital expenditures and strategic business initiatives;
•	the availability of and access to credit on reasonable terms;
•	changes in foreign currency exchange, interest and inflation rates;
•	fluctuations in production costs;
•	the ability to protect intellectual property;
•	the strength and reputation of our brands;
•	employee relations;
•	the ability to attract, retain and motivate key employees;
•	the impact of environmental, health and safety regulations;
•	the impact of tax laws, the judicial or administrative interpretations of tax laws and/or changes in such laws or interpretations;
•	the operating performance of joint ventures and other equity investments;
•	the accurate financial reporting of information from equity method investees; and
•

other factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2018 and in “Item 1A. Risk Factors” in this report or elsewhere herein.

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

UNIFI, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2018	June 24, 2018
ASSETS
Cash and cash equivalents	$42,195	$44,890
Receivables, net	87,082	86,273
Inventories	131,961	126,311
Income taxes receivable	5,522	10,291
Other current assets	15,658	6,529
Total current assets	282,418	274,294
Property, plant and equipment, net	203,820	205,516
Deferred income taxes	3,166	3,288
Investments in unconsolidated affiliates	112,726	112,639
Other non-current assets	5,988	6,070
Total assets	$608,118	$601,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$46,139	$48,970
Accrued expenses	14,214	17,720
Income taxes payable	3,136	1,317
Current portion of long-term debt	16,814	16,996
Total current liabilities	80,303	85,003
Long-term debt	123,633	113,553
Other long-term liabilities	5,048	5,337
Income tax payable	427	470
Deferred income taxes	8,594	7,663
Total liabilities	218,005	212,026

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,379,523 and 18,352,824 shares issued and outstanding as of September 30, 2018 and June 24, 2018, respectively)	1,838	1,835
Capital in excess of par value	57,706	56,726
Retained earnings	374,024	371,753
Accumulated other comprehensive loss	(43,455)	(40,533)
Total shareholders’ equity	390,113	389,781
Total liabilities and shareholders’ equity	$608,118	$601,807

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended
	September 30, 2018	September 24, 2017
Net sales	$181,611	$164,242
Cost of sales	161,592	140,950
Gross profit	20,019	23,292
Selling, general and administrative expenses	14,411	12,863
Provision (benefit) for bad debts	131	(59)
Other operating (income) expense, net	(240)	315
Operating income	5,717	10,173
Interest income	(147)	(81)
Interest expense	1,467	1,185
Equity in earnings of unconsolidated affiliates	(239)	(3,087)
Income before income taxes	4,636	12,156
Provision for income taxes	2,824	3,196
Net income	$1,812	$8,960

Net income per common share:
Basic	$0.10	$0.49
Diluted	$0.10	$0.48

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended
	September 30, 2018	September 24, 2017
Net income	$1,812	$8,960
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,495)	2,865
Foreign currency translation adjustments for an unconsolidated affiliate	345	(106)
Changes in interest rate swaps	228	415
Other comprehensive (loss) income, net	(2,922)	3,174
Comprehensive (loss) income	$(1,110)	$12,134

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	September 30, 2018	September 24, 2017
Cash and cash equivalents at beginning of year	$44,890	$35,425
Operating activities:
Net income	1,812	8,960
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of unconsolidated affiliates	(239)	(3,087)
Distributions received from unconsolidated affiliates	504	7,178
Depreciation and amortization expense	6,036	5,510
Non-cash compensation expense	998	1,151
Deferred income taxes	909	918
Other, net	(201)	(23)
Changes in assets and liabilities:
Receivables, net	(1,636)	2,030
Inventories	(15,079)	(6,021)
Other current assets	(857)	(285)
Income taxes	6,591	(351)
Accounts payable and accrued expenses	(3,835)	(366)
Other, net	39	146
Net cash (used in) provided by operating activities	(4,958)	15,760

Investing activities:
Capital expenditures	(6,384)	(5,148)
Other, net	15	57
Net cash used in investing activities	(6,369)	(5,091)

Financing activities:
Proceeds from ABL Revolver	34,000	22,200
Payments on ABL Revolver	(19,900)	(21,900)
Payments on ABL Term Loan	(2,500)	(2,500)
Payments on capital lease obligations	(1,790)	(1,785)
Proceeds from stock option exercises	244	219
Other	(646)	(263)
Net cash provided by (used in) financing activities	9,408	(4,029)

Effect of exchange rate changes on cash and cash equivalents	(776)	326
Net (decrease) increase in cash and cash equivalents	(2,695)	6,966
Cash and cash equivalents at end of period	$42,195	$42,391

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

2.  Basis of Presentation; Condensed Notes

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. As contemplated by the instructions of the Securities and Exchange Commission (the “SEC”) to Form 10-Q, the following notes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements.  Reference should be made to UNIFI’s year-end audited consolidated financial statements and related notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended June 24, 2018 (the “2018 Form 10-K”).

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

The fiscal quarter for Unifi, Inc. and all of its wholly owned subsidiaries ended on September 30, 2018, the last Sunday in September.  The three-month periods ended September 30, 2018 and September 24, 2017 consisted of 14 and 13 fiscal weeks, respectively.

3.  Recent Accounting Pronouncements

Issued and Pending Adoption

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The new guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. While UNIFI has not yet determined the full effect of the new guidance on its ongoing financial reporting, as of June 24, 2018, UNIFI had approximately $5,800 of future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year). The new lease guidance is effective for UNIFI’s fiscal 2020, and early adoption is permitted.

Under the guidance in the SEC Staff Announcement on July 20, 2017 relating to the transition to ASU No. 2014-09 (as discussed below) and ASU No. 2016-02, due to its status as a significant subsidiary of Unifi, Inc., PAL expects to adopt (i) the New Revenue Recognition Guidance (as defined below) in its fiscal 2019 and (ii) the new lease guidance in its fiscal 2020. PAL is currently evaluating the impact of the new revenue and lease guidance.

Recently Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Subsequent ASUs were issued to provide clarity and defer the effective date of the new guidance. The new revenue recognition guidance (the “New Revenue Recognition Guidance”) eliminated the transaction- and industry-specific revenue recognition guidance under previous GAAP and replaced it with a principles-based approach.

Upon adoption in fiscal 2019, UNIFI has determined the impact of the New Revenue Recognition Guidance is immaterial. Accordingly, UNIFI utilized the modified retrospective method of adoption and recorded the impact of open contracts as of June 24, 2018 as an adjustment to the opening balance of fiscal 2019 retained earnings, and prior period balances are not adjusted. Details of the fiscal 2019 adjustment follow. See Note 4, “Revenue Recognition,” for further detail regarding adoption and additional disclosures.

Revenue earned in fourth quarter fiscal 2018 related to contracts open at June 24, 2018	$8,593
Less associated cost of sales	7,992
Less associated income tax	142
Adjustment to retained earnings for contracts open at June 24, 2018	$459

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Based on UNIFI’s review of ASUs issued since the filing of the 2018 Form 10-K, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a significant impact on UNIFI’s consolidated financial statements.

4.  Revenue Recognition

In fiscal 2019, UNIFI adopted the New Revenue Recognition Guidance. Details surrounding the impact of adoption and the additional disclosures follow.

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, which primarily occurs at a point in time, upon either shipment or delivery to the customer. Revenue is also recognized over time for certain contracts in which the associated inventory produced has no alternative use and for which enforceable right to payment exists, or the associated services are rendered. Revenue is measured as the amount of consideration UNIFI expects to receive in exchange for completing its performance obligations (i.e., transferring goods or providing services), which includes estimates for variable consideration. Variable consideration includes volume-based incentives and product claims, which are offered within certain contracts between UNIFI and its customers.  Sales taxes and value added taxes assessed by governmental entities are excluded from the measurement of consideration expected to be received. Shipping and handling costs incurred after a customer has taken possession of our goods are treated as a fulfillment cost and are not considered a separate performance obligation.

The following table presents disaggregated revenues for UNIFI:

	For the Three Months Ended
	September 30, 2018	September 24, 2017
Third-party textile manufacturer	$179,321	$162,161
Service	2,290	2,081
Net sales	$181,611	$164,242

Third-Party Textile Manufacturer

Third-party textile manufacturer revenue is primarily generated through sales to direct customers. Such sales represent satisfaction of UNIFI’s performance obligations required by the associated revenue contracts. Each of UNIFI’s reportable segments derives revenue from sales to third-party textile manufacturers.

Service Revenue

Service revenue is primarily generated, as services are rendered, through fulfillment of toll manufacturing of textile products or transportation services governed by written agreements. Such toll manufacturing and transportation services represent satisfaction of UNIFI’s performance obligations required by the associated revenue contracts. The Polyester Segment derives service revenue for toll manufacturing, and the All Other category derives service revenue for transportation services.

Variable Consideration

Volume-based incentives

Volume-based incentives involve rebates or refunds of cash that are redeemable if the customer satisfies certain order volume thresholds during a defined time period. Under these incentive programs, UNIFI estimates the anticipated rebate to be paid and allocates a portion of the estimated cost of the rebate to each underlying sales transaction with the customer.

Product claims

UNIFI generally offers customers claims support or remuneration for defective products. UNIFI estimates the amount of its product sales that may be claimed as defective by its customers and records this as a reduction of revenue in the period the related product revenue is recognized.

For all variable consideration, where appropriate, UNIFI estimates the amount using the expected value, which takes into consideration historical experience, current contractual requirements, specific known market events and forecasted customer buying and payment patterns. Overall, these reserves reflect UNIFI’s best estimates of the amount of consideration to which the customer is entitled based on the terms of the contracts.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Impact of adoption of New Revenue Recognition Guidance

The following table summarizes the impact of the adoption of the New Revenue Recognition Guidance on UNIFI's applicable financial statement line items as of September 30, 2018. Any impact to other financial statement line items is insignificant and excluded from the below.

Financial Statement Line Item	Treatment under previous Revenue Recognition Guidance	Adjustments in connection with New Revenue Recognition Guidance	As reported under New Revenue Recognition Guidance
Revenue	$179,814	$1,797	$181,611
Cost of sales	$159,890	$1,702	$161,592
Gross profit	$19,924	$95	$20,019
Inventory	$141,620	$(9,659)	$131,961
Contract assets	$—	$10,337	$10,337

Contract assets represents the estimated revenue attributable to UNIFI in connection with completed performance obligations under contracts with customers for which revenue is recognized over time. The contract assets are classified to receivables when the right to payment becomes unconditional. The $10,337 change in the contract assets balance from June 24, 2018 to September 30, 2018 represents the routine recognition of satisfied performance obligations, in connection with adoption of and treatment under the New Revenue Recognition Guidance.

5.  Receivables, Net

Receivables, net consists of the following:

	September 30, 2018	June 24, 2018
Customer receivables	$88,852	$87,633
Allowance for uncollectible accounts	(2,161)	(2,059)
Reserves for yarn quality claims	(757)	(564)
Net customer receivables	85,934	85,010
Other receivables	1,148	1,263
Total receivables, net	$87,082	$86,273

There have been no material changes in UNIFI’s allowance for uncollectible accounts or reserves for yarn quality claims since June 24, 2018.

6.  Inventories

Inventories consists of the following:

	September 30, 2018	June 24, 2018
Raw materials	$49,124	$45,448
Supplies	7,952	7,314
Work in process	8,611	8,834
Finished goods	67,699	66,314
Gross inventories	133,386	127,910
Inventory reserves	(1,425)	(1,599)
Total inventories	$131,961	$126,311

In connection with UNIFI’s utilization of the modified retrospective adoption method, prior period balances are not adjusted to reflect the impact that the New Revenue Recognition Guidance would have had on prior periods. See Note 4, “Revenue Recognition,” for further detail regarding the impact of the New Revenue Recognition Guidance to fiscal 2019.

7.  Other Current Assets

Other current assets consists of the following:

	September 30, 2018	June 24, 2018
Contract assets	$10,337	$—
Vendor deposits	2,698	3,703
Prepaid expenses	1,460	1,802
Value-added taxes receivable	1,163	1,024
Total other current assets	$15,658	$6,529

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Vendor deposits primarily relates to down payments made toward the purchase of raw materials. Prepaid expenses consists of advance payments for insurance, professional fees, membership dues, subscriptions, marketing and information technology services. Value-added taxes receivable relates to recoverable taxes associated with the sales and purchase activities of UNIFI’s foreign operations.

8.  Property, Plant and Equipment, Net

Property, plant and equipment (“PP&E”), net consists of the following:

	September 30, 2018	June 24, 2018
Land	$2,841	$2,860
Land improvements	15,151	15,118
Buildings and improvements	157,590	157,354
Assets under capital leases	34,568	34,568
Machinery and equipment	591,281	589,237
Computers, software and office equipment	19,879	19,723
Transportation equipment	5,004	5,029
Construction in progress	8,242	8,651
Gross PP&E	834,556	832,540
Less: accumulated depreciation	(622,624)	(619,654)
Less: accumulated amortization – capital leases	(8,112)	(7,370)
Total PP&E, net	$203,820	$205,516

Depreciation expense and repair and maintenance expenses were as follows:

	For the Three Months Ended
	September 30, 2018	September 24, 2017
Depreciation expense	$5,663	$5,123
Repair and maintenance expenses	5,860	4,725

9.  Accrued Expenses

Accrued expenses consists of the following:

	September 30, 2018	June 24, 2018
Payroll and fringe benefits	$7,801	$10,833
Other	6,413	6,887
Total accrued expenses	$14,214	$17,720

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

10.  Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	September 30, 2018	September 30, 2018	June 24, 2018
ABL Revolver	March 2020	4.0%	$42,200	$28,100
ABL Term Loan (1)	March 2020	3.7%	82,500	85,000
Capital lease obligations	(2)	3.8%	16,317	18,107
Total debt			141,017	131,207
Current portion of capital lease obligations			(6,814)	(6,996)
Current portion of other long-term debt			(10,000)	(10,000)
Unamortized debt issuance costs			(570)	(658)
Total long-term debt			$123,633	$113,553

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for capital lease obligations range from January 2019 to November 2027.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2019, the following four fiscal years and thereafter:

	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter
ABL Revolver	$—	$42,200	$—	$—	$—	$—
ABL Term Loan	7,500	75,000	—	—	—	—
Capital lease obligations	5,206	5,519	2,624	2,417	91	460
Total	$12,706	$122,719	$2,624	$2,417	$91	$460

11.  Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	September 30, 2018	June 24, 2018
Supplemental post-employment plan	$2,881	$3,045
Uncertain tax positions	133	131
Other	2,034	2,161
Total other long-term liabilities	$5,048	$5,337

Other primarily includes certain retiree and post-employment medical and disability liabilities, deferred revenue and deferred energy incentive credits.

12.  Income Taxes

The provision for income taxes was as follows:

	For the Three Months Ended
	September 30, 2018	September 24, 2017
Provision for income taxes	$2,824	$3,196
Effective tax rate	60.9%	26.3%

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation H.R. 1, formerly known as the Tax Cuts and Jobs Act.  H.R. 1 includes significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, full expensing for investments in new and used qualified property, additional limitations on the deduction of compensation paid to specified executive officers, and the transition of the U.S. international tax system from a worldwide tax to a territorial tax system.  As a fiscal-year taxpayer, certain provisions of H.R. 1 impacted UNIFI in fiscal 2018, including the change in the U.S. federal corporate income tax rate and the one-time transition tax, while other provisions became effective for UNIFI at the beginning of fiscal 2019.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of GAAP in situations where a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of H.R. 1.  SAB 118 provides that when reasonable estimates can be made, the provisional accounting should be based on such estimates, and when reasonable estimates cannot be made, the provisional accounting may be based on the law in effect before H.R. 1.  UNIFI has applied the guidance in SAB 118 when accounting for the enactment-date effects of H.R. 1.  Accordingly, in fiscal 2018 UNIFI re-measured U.S. deferred tax assets and liabilities based on the income tax rates at which the deferred tax assets and liabilities are expected to reverse in the future, resulting in $4,297 of tax benefit for the year ended June 24, 2018.  UNIFI also recorded $3,901 of tax expense related to the one-time mandatory deemed repatriation of foreign earning and profits, net of foreign tax credits.  For a description of the impact of H.R. 1 for the year ended June 24, 2018, reference is made to Note 14, “Income Taxes,” in UNIFI’s 2018 Annual Report on Form 10-K.  No adjustments to the enactment-date effects were recorded in the first quarter of fiscal 2019.

The Global Intangible Low-Taxed Income (“GILTI”) provisions included in H.R. 1 create a new requirement that certain income earned by foreign subsidiaries must be currently included in the gross income of the U.S. shareholder.  These provisions are effective for UNIFI in fiscal 2019.  The GILTI provisions are complex and subject to continuing regulatory interpretation by the U.S. Internal Revenue Service (the “IRS”).  UNIFI is required to make an accounting policy election to either treat taxes resulting from GILTI as a current-period expense when they are incurred or factor such amounts into the measurement of deferred taxes. UNIFI has not completed its analysis related to this accounting policy election and has therefore considered the taxes resulting from GILTI as a current-period expense for the first quarter of fiscal 2019.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

U.S. tax reform is significantly complex, and UNIFI’s final tax liability may materially differ from provisional estimates due to additional guidance and regulations that may be issued by the U.S. Treasury Department, the IRS and state and local tax authorities, and for the finalization of the relevant calculations required by the new tax legislation. UNIFI will finalize accounting for H.R. 1 during the one-year measurement period and any adjustments to the provisional amounts will be included in income tax expense or benefit in the appropriate periods and disclosed, if material, in accordance with guidance provided by SAB 118.

Income Tax Expense

UNIFI’s provision for income taxes for the three months ended September 30, 2018 and September 24, 2017 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to quarter-to-date income or loss.  Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

The effective tax rate for the three months ended September 30, 2018 was higher than the U.S. federal statutory rate of 21% primarily due to earnings taxed at higher rates in foreign jurisdictions, losses in tax jurisdictions for which no tax benefit could be recognized, the effects of the GILTI provisions enacted in H.R. 1, and non-deductible executive compensation.  The effective tax rate for the three months ended September 24, 2017 was lower than the then-current U.S. federal statutory rate of 35% primarily due to earnings taxed at lower rates in foreign jurisdictions and the benefits of increased research and development tax credits.  These benefits were partially offset by losses in tax jurisdictions for which no tax benefit could be recognized and state and local income taxes.

UNIFI regularly assesses the outcomes of both completed and ongoing examinations to ensure that its provision for income taxes is sufficient. Certain returns that remain open to examination have utilized carryforward tax attributes generated in prior tax years, including net operating losses (“NOLs”), which could potentially be revised upon examination.

Valuation Allowance

UNIFI regularly assesses whether it is more-likely-than-not that some portion or all of its deferred tax assets will not be realized.  UNIFI considers the scheduled reversal of taxable temporary differences, taxable income in carryback years, projected future taxable income and tax planning strategies in making this assessment.  Since UNIFI operates in multiple jurisdictions, the assessment is made on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law.

The components of UNIFI’s deferred tax valuation allowance are as follows:

	September 30, 2018	June 24, 2018
Investment in a former domestic unconsolidated affiliate	$(3,942)	$(3,942)
Equity-method investment in PAL	(1,571)	(1,580)
Certain losses carried forward (1)	(1,562)	(1,562)
State NOLs	(169)	(169)
Other foreign NOLs	(2,160)	(2,460)
Foreign tax credits	(5,593)	(5,430)
Total deferred tax valuation allowance	$(14,997)	$(15,143)

(1)	Certain U.S. NOLs and capital losses outside the U.S. consolidated tax filing group.

13.  Shareholders’ Equity

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 24, 2018	18,353	$1,835	$56,726	$371,753	$(40,533)	$389,781
Options exercised	16	2	242	—	—	244
Conversion of restricted stock units	14	1	(1)	—	—	—
Stock-based compensation	1	—	872	—	—	872
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(4)	—	(133)	—	—	(133)
Other comprehensive income, net of tax	—	—	—	—	(2,922)	(2,922)
Adoption of the New Revenue Recognition Guidance	—	—	—	459	—	459
Net income	—	—	—	1,812	—	1,812
Balance at September 30, 2018	18,380	$1,838	$57,706	$374,024	$(43,455)	$390,113

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 25, 2017	18,230	$1,823	$51,923	$339,940	$(32,880)	$360,806
Options exercised	31	3	216	—	—	219
Stock-based compensation	—	—	965	—	—	965
Other comprehensive income, net of tax	—	—	—	—	3,174	3,174
Net income	—	—	—	8,960	—	8,960
Balance at September 24, 2017	18,261	$1,826	$53,104	$348,900	$(29,706)	$374,124

No dividends were paid during the three months ended September 30, 2018 or in the two most recently completed fiscal years.

Stock Repurchase Program

On April 23, 2014, UNIFI announced that its Board of Directors (the “Board”) had approved a stock repurchase program (the “2014 SRP”) under which UNIFI was authorized to acquire up to $50,000 of its common stock.  UNIFI made no repurchases of its shares of common stock during the current period. As of September 30, 2018, UNIFI had repurchased a total of 806 shares, at an average price of $27.79 (for a total of $22,409, inclusive of commission costs) pursuant to the 2014 SRP. As of September 30, 2018, $27,603 remained available for repurchases under the 2014 SRP.

On October 31, 2018, UNIFI announced that the Board had terminated the 2014 SRP and approved a new stock repurchase program (the “2018 SRP”) under which UNIFI is authorized to acquire up to $50,000 of its common stock. Under the 2018 SRP, purchases will be made from time to time in the open market at prevailing market prices, through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date.

14.  Stock-Based Compensation

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

The following table provides information as of September 30, 2018 with respect to the number of securities remaining available for future issuance under the 2013 Plan:

Authorized under the 2013 Plan	1,000
Plus: Awards expired, forfeited or otherwise terminated unexercised	372
Less: Awards granted to employees	(720)
Less: Awards granted to non-employee directors	(136)
Available for issuance under the 2013 Plan	516

During the three months ended September 30, 2018 and September 24, 2017, UNIFI granted stock options to purchase 0 and 45 shares of common stock, respectively.

During the three months ended September 30, 2018 and September 24, 2017, UNIFI granted 0 and 64 restricted stock units, respectively.

The 2013 Plan expired in accordance with its terms on October 24, 2018, and the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan (the “Amended 2013 Plan”) became effective on that same day, upon approval by shareholders at UNIFI’s annual meeting of shareholders held on October 31, 2018.  The Amended 2013 Plan increased the number of awards available for future issuance to 1,250 and renewed provisions no longer applicable due to the recent changes to Section 162(m) of the Internal Revenue Code of 1986, as amended. The material terms and provisions of the Amended 2013 Plan are otherwise similar to those of the 2013 Plan.

15.  Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

UNIFI may use derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates.  UNIFI does not enter into derivative contracts for speculative purposes. The following table presents details regarding UNIFI’s hedging activities:

	For the Three Months Ended
	September 30, 2018	September 24, 2017
Interest expense	$1,467	$1,185
Increase in fair value of interest rate swaps	(228)	(415)
Impact of interest rate swaps on interest expense	(34)	131

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended September 30, 2018 and September 24, 2017, there were no significant changes to UNIFI’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

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

16.  Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 24, 2018	$(42,268)	$1,735	$(40,533)
Other comprehensive (loss) income, net of tax	(3,150)	228	(2,922)
Balance at September 30, 2018	$(45,418)	$1,963	$(43,455)

A summary of the after-tax effects of the components of other comprehensive (loss) income, net for the three-month periods ended September 30, 2018 and September 24, 2017 is included in the accompanying condensed consolidated statements of comprehensive (loss) income.

17.  Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended
	September 30, 2018	September 24, 2017
Net income	$1,812	$8,960
Basic weighted average shares	18,368	18,243
Net potential common share equivalents – stock options and restricted stock units	335	328
Diluted weighted average shares	18,703	18,571
Excluded from diluted weighted average shares:
Anti-dilutive common share equivalents	116	264

The calculation of EPS is based on the weighted average number of Unifi, Inc.’s common shares outstanding for the applicable period.  The calculation of diluted EPS presents the effect of all potential dilutive common shares that were outstanding during the respective period, unless the effect of doing so is anti-dilutive.

18.  Investments in Unconsolidated Affiliates and Variable Interest Entities

UNIFI currently maintains investments in three entities classified as unconsolidated affiliates: PAL; U.N.F. Industries, Ltd. (“UNF”); and UNF America LLC (“UNFA”). As of September 30, 2018, UNIFI’s investment in PAL was $110,588 and UNIFI’s combined investments in UNF and UNFA were $2,138, each of which is reflected within investments in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Parkdale America, LLC

PAL is a limited liability company treated as a partnership for income tax reporting purposes.  UNIFI accounts for its investment in PAL using the equity method of accounting.  PAL is subject to price risk related to anticipated fixed-price yarn sales.  To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices.  The derivative instruments used are listed and traded on an exchange and are valued using quoted prices classified within Level 1 of the fair value hierarchy.  As of September 30, 2018, PAL had no futures contracts designated as cash flow hedges.

The reconciliation between UNIFI’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of September 30, 2018	$128,679
Initial excess capital contributions	53,363
Impairment charge recorded by UNIFI in fiscal 2007	(74,106)
Anti-trust lawsuit against PAL in which UNIFI did not participate	2,652
Investment as of September 30, 2018	$110,588

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

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates.  As of September 30, 2018, UNIFI’s open purchase orders related to this agreement were $10,503.

UNIFI’s raw material purchases under this supply agreement consist of the following:

	For the Three Months Ended
	September 30, 2018	September 24, 2017
UNF	$486	$608
UNFA	5,530	5,280
Total	$6,016	$5,888

As of September 30, 2018 and June 24, 2018, UNIFI had combined accounts payable due to UNF and UNFA of $2,004 and $2,301, respectively.

UNIFI has determined that UNF and UNFA are variable interest entities and that UNIFI is the primary beneficiary of these entities, based on the terms of the supply agreement discussed above.  As a result, these entities should be consolidated with UNIFI’s financial results.  As UNIFI purchases substantially all of the output from the two entities, the two entities’ balance sheets constitute 3% or less of UNIFI’s current assets, total assets and total liabilities, and such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements.  The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy.  Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to either UNF or UNFA.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed balance sheet and income statement information for UNIFI’s unconsolidated affiliates (including reciprocal balances) is presented in the tables below.  PAL is defined as significant and its information is separately disclosed. PAL does not meet the criteria for segment reporting.

	As of September 30, 2018			As of June 24, 2018
	PAL	Other	Total	PAL	Other	Total
Current assets	$287,393	$6,995	$294,388	$289,683	$7,598	$297,281
Noncurrent assets	157,527	827	158,354	162,242	875	163,117
Current liabilities	63,048	3,546	66,594	71,026	3,722	74,748
Noncurrent liabilities	3,408	—	3,408	3,389	—	3,389
Shareholders’ equity and capital accounts	378,464	4,276	382,740	377,510	4,751	382,261

UNIFI’s portion of undistributed earnings	41,408	742	42,150	41,429	887	42,316

	For the Three Months Ended September 30, 2018			For the Three Months Ended September 24, 2017
	PAL	Other	Total	PAL	Other	Total
Net sales	$210,502	$5,765	$216,267	$202,791	$5,693	$208,484
Gross profit	4,508	954	5,462	13,710	954	14,664
Income from operations	632	513	1,145	9,956	509	10,465
Net (loss) income	(49)	526	477	8,346	518	8,864
Depreciation and amortization	10,474	48	10,522	9,600	47	9,647

Cash received by PAL under cotton rebate program	2,318	—	2,318	2,241	—	2,241
Earnings recognized by PAL for cotton rebate program	3,214	—	3,214	3,255	—	3,255

Distributions received	4	500	504	7,178	—	7,178

19.  Commitments and Contingencies

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

UNIFI continues to own property acquired in the 2004 transaction with INVISTA that has contamination from DuPont’s operations and is monitored by DEQ.  This site has been remediated by DuPont, and DuPont has received authority from DEQ to discontinue further remediation, other than natural attenuation.  Prior to transfer of responsibility to UNIFI, DuPont has a duty to monitor and report the environmental status of the site to DEQ. UNIFI expects to assume that responsibility by the end of calendar 2018 and will be entitled to receive from DuPont seven years of monitoring and reporting costs, less certain adjustments. At that time, UNIFI expects to assume responsibility for any future remediation of the site. At this time, UNIFI has no basis to determine if or when it will have any obligation to perform further remediation or the potential cost thereof.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

20.  Related Party Transactions

For details regarding the nature of certain related party relationships, see Note 24, “Related Party Transactions,” to the consolidated financial statements in the 2018 Form 10-K.

There were no related party receivables as of September 30, 2018 or June 24, 2018.

Related party payables consists of the following:

	September 30, 2018	June 24, 2018
Salem Leasing Corporation (included within accounts payable)	$323	$306
Salem Leasing Corporation (capital lease obligation)	856	875
Total related party payables	$1,179	$1,181

Related party transactions in excess of $120 for the current or prior two fiscal years consist of the following amounts for the periods presented:

		For the Three Months Ended
Affiliated Entity	Transaction Type	September 30, 2018	September 24, 2017
Salem Leasing Corporation	Transportation equipment costs and capital lease debt service	$1,021	$981
Salem Global Logistics, Inc.	Freight service income	—	42

21.  Business Segment Information

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

UNIFI’s operating segments are aggregated into three reportable segments (the Polyester Segment, the Nylon Segment and the International Segment) based on similarities between the operating segments’ economic characteristics, nature of products sold, type of customer, methods of distribution and regulatory environment.

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

In addition to UNIFI’s reportable segments, the selected financial information presented below includes an All Other category. All Other consists primarily of for-hire transportation services. For-hire transportation services revenue is derived from performing common carrier services utilizing UNIFI’s fleet of transportation equipment.

The operations within All Other (i) are not subject to review by the CODM at a level consistent with UNIFI’s other operations, (ii) are not regularly evaluated using the same metrics applied to UNIFI’s other operations and (iii) do not qualify for aggregation with an existing reportable segment. Therefore, such operations are excluded from reportable segments.

UNIFI evaluates the operating performance of its segments based upon Segment Profit, which represents segment gross profit plus segment depreciation expense.  This measurement of segment profit best aligns segment reporting with the current assessments and evaluations performed by, and information provided to, the CODM.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

The accounting policies for the segments are consistent with UNIFI’s accounting policies.  Intersegment sales are omitted from the below financial information, as they are (i) insignificant to UNIFI’s segments and eliminated from consolidated reporting and (ii) excluded from segment evaluations performed by the CODM.

Selected financial information is presented below:

	For the Three Months Ended September 30, 2018
	Polyester	Nylon	International	All Other	Total
Net sales	$100,131	$27,949	$52,353	$1,178	$181,611
Cost of sales	93,403	25,805	41,330	1,054	161,592
Gross profit	6,728	2,144	11,023	124	20,019
Segment depreciation expense	4,252	561	359	75	5,247
Segment Profit	$10,980	$2,705	$11,382	$199	$25,266

	For the Three Months Ended September 24, 2017
	Polyester	Nylon	International	All Other	Total
Net sales	$87,738	$26,827	$48,659	$1,018	$164,242
Cost of sales	78,825	23,513	37,661	951	140,950
Gross profit	8,913	3,314	10,998	67	23,292
Segment depreciation expense	3,867	537	416	65	4,885
Segment Profit	$12,780	$3,851	$11,414	$132	$28,177

The reconciliations of segment gross profit to consolidated income before income taxes are as follows:

	For the Three Months Ended
	September 30, 2018	September 24, 2017
Polyester	$6,728	$8,913
Nylon	2,144	3,314
International	11,023	10,998
All Other	124	67
Segment gross profit	20,019	23,292
Selling, general and administrative expenses	14,411	12,863
Provision (benefit) for bad debts	131	(59)
Other operating (income) expense, net	(240)	315
Operating income	5,717	10,173
Interest income	(147)	(81)
Interest expense	1,467	1,185
Equity in earnings of unconsolidated affiliates	(239)	(3,087)
Income before income taxes	$4,636	$12,156

The reconciliations of segment total assets to consolidated total assets are as follows:

	September 30, 2018	June 24, 2018
Polyester	$288,871	$284,261
Nylon	59,284	57,378
International	88,746	95,006
Segment total assets	436,901	436,645
Other current assets	36,713	30,945
Other PP&E	17,261	17,373
Other non-current assets	4,517	4,205
Investments in unconsolidated affiliates	112,726	112,639
Total assets	$608,118	$601,807

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

22.  Supplemental Cash Flow Information

Cash payments (refunds) for interest and taxes consist of the following:

	For the Three Months Ended
	September 30, 2018	September 24, 2017
Interest, net of capitalized interest of $59 and $41, respectively	$1,627	$1,048
Income tax (refunds) payments, net	(4,204)	2,450

Cash refunds of taxes shown above consist primarily of refunds received in the U.S.  Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions.

Non-Cash Investing and Financing Activities

As of September 30, 2018 and June 24, 2018, $1,607 and $3,187, respectively, were included in accounts payable for unpaid capital expenditures. As of September 24, 2017 and June 25, 2017, $2,928 and $3,234, respectively, were included in accounts payable for unpaid capital expenditures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended September 30, 2018, while a reference to the “prior period” refers to the three-month period ended September 24, 2017.  Such references may be accompanied by certain phrases for added clarity. The current period consisted of 14 fiscal weeks, while the prior period consisted of 13 fiscal weeks.

Our discussions in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in the 2018 Form 10-K.  These discussions focus on our results during, or as of, the three months ended September 30, 2018 and September 24, 2017, and, to the extent applicable, any material changes from the information discussed in the 2018 Form 10-K or other important intervening developments or information.  These discussions should be read in conjunction with the 2018 Form 10-K for more detailed and background information.

All amounts, except per share amounts, are presented in thousands (000s), except as otherwise noted.

Overview and Significant General Matters

UNIFI’s business focuses on delivering PVA products and solutions to customers and brand partners throughout the world, leveraging our internal manufacturing capabilities and an enhanced global supply chain that delivers a diverse range of synthetic and recycled fibers and polymers. This strategic and synergistic focus includes a number of supporting pillars, such as investing in commercial expansion; growing our existing portfolio of technologies and capabilities; engaging in strategic partnerships; and investing in UNIFI’s people and teams. UNIFI remains committed to these strategic initiatives, which it believes will increase profitability and generate improved cash flows from operations.

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

Significant highlights for the current period include the following, each of which is addressed in more detail below:

•

Net sales for the current period increased $17,369, or 10.6%, to $181,611, compared to $164,242 for the prior period, and increased $24,020, or 14.6%, when excluding the impact of foreign currency translation;

•	The current period was favorably impacted by approximately $8,300 of sales attributable to the 14th week;
•

Revenues from PVA products for the current period grew 10.1% compared to the prior period (or 14.4% when excluding the impact of foreign currency translation), and represented approximately 43% of consolidated net sales;

•	Gross margin was 11.0% for the current period, compared to 14.2% for the prior period;
•	Operating income was $5,717 for the current period, compared to $10,173 for the prior period; and
•	Diluted EPS was $0.10 for the current period, compared to $0.48 for the prior period.

Consistent with the market and financial trends that have affected its business in the last several quarters, UNIFI experienced a number of challenges in its first quarter of fiscal 2019 that combined to have a significant negative impact on profitability despite an increase in net sales.  The primary challenges related to (i) persistently increasing raw material costs and an inherent lag in implementing responsive price increases, (ii) a less-profitable sales mix in the Polyester and Nylon Segments and (iii) higher-than-expected integration costs associated with the dyed business acquisition.

Key Performance Indicators and Non-GAAP Financial Measures

UNIFI continuously reviews performance indicators to measure its success.  These performance indicators form the basis of management’s discussion and analysis included below:

•	sales volume and revenue for UNIFI and for each reportable segment;
•	gross profit and gross margin for UNIFI and for each reportable segment;
•	Net income and diluted EPS;
•	Segment Profit, which represents segment gross profit plus segment depreciation expense;
•	unit conversion margin, which represents unit net sales price less unit raw material costs, for UNIFI and for each reportable segment;
•	working capital, which represents current assets less current liabilities;
•	Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which represents Net income before net interest expense, income tax expense and depreciation and amortization expense;
•

Adjusted EBITDA, which represents EBITDA adjusted to exclude equity in loss (earnings) of PAL, and, from time to time, certain other adjustments necessary to understand and compare the underlying results of UNIFI;

•

Adjusted Net Income, which represents Net income calculated under GAAP, adjusted to exclude certain amounts which management believes do not reflect the ongoing operations and performance of UNIFI and/or which are necessary to understand and compare the underlying results of UNIFI, such as the approximate after-tax impact of certain income or expense items (as well as specific impacts to the provision for income taxes);

•	Adjusted EPS, which represents Adjusted Net Income divided by UNIFI’s diluted weighted average common shares outstanding; and
•	Adjusted Working Capital (receivables plus inventory and other current assets, less accounts payable and accrued expenses).

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

Management uses Adjusted Working Capital as an indicator of UNIFI’s production efficiency and ability to manage inventory and receivables.  In the first quarter of fiscal 2019, in connection with changes to balance sheet presentation required by the adoption of the New Revenue Recognition Guidance, UNIFI updated the definition of Adjusted Working Capital to include other current assets for current and historical calculations of the non-GAAP financial measure. Other current assets includes amounts capitalized for future conversion into inventory or receivables (e.g., vendor deposits and contract assets), and management believes that its inclusion in the definition of Adjusted Working Capital improves the understanding of UNIFI capital that is supporting production and sales activity.

Non-GAAP Reconciliations

EBITDA and Adjusted EBITDA

The reconciliations of the amounts reported under GAAP for Net income to EBITDA and Adjusted EBITDA are as follows:

	For the Three Months Ended
	September 30, 2018	September 24, 2017
Net income	$1,812	$8,960
Interest expense, net	1,320	1,104
Provision for income taxes	2,824	3,196
Depreciation and amortization expense	5,948	5,417
EBITDA	11,904	18,677

Equity in loss (earnings) of PAL	17	(2,854)
EBITDA excluding PAL	11,921	15,823

Other adjustments (1)	—	—
Adjusted EBITDA	$11,921	$15,823

(1)	For the current period and the prior period, no other adjustments were necessary to reconcile Net income to Adjusted EBITDA.

Amounts presented in the reconciliations above may not be consistent with amounts included in the accompanying condensed consolidated financial statements. Any such inconsistencies are insignificant and are integral to the reconciliations.

Adjusted Net Income and Adjusted EPS

For the current and the prior period, there were no adjustments necessary to reconcile Net income to Adjusted Net Income or Adjusted EPS.  However, such adjustments may be presented in future periods when applicable.

Working Capital and Adjusted Working Capital

See the discussion under the heading “Working Capital” within “Liquidity and Capital Resources” below.

Review of Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 24, 2017

Consolidated Overview

The components of Net income, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts are as follows:

	For the Three Months Ended
	September 30, 2018		September 24, 2017
		% of Net Sales		% of Net Sales	% Change
Net sales	$181,611	100.0	$164,242	100.0	10.6
Cost of sales	161,592	89.0	140,950	85.8	14.6
Gross profit	20,019	11.0	23,292	14.2	(14.1)
Selling, general and administrative expenses	14,411	7.9	12,863	7.8	12.0
Provision (benefit) for bad debts	131	0.1	(59)	—	(322.0)
Other operating (income) expense, net	(240)	(0.1)	315	0.2	(176.2)
Operating income	5,717	3.1	10,173	6.2	(43.8)
Interest expense, net	1,320	0.7	1,104	0.7	19.6
Equity in earnings of unconsolidated affiliates	(239)	(0.2)	(3,087)	(1.9)	(92.3)
Income before income taxes	4,636	2.6	12,156	7.4	(61.9)
Provision for income taxes	2,824	1.6	3,196	1.9	(11.6)
Net income	$1,812	1.0	$8,960	5.5	(79.8)

Consolidated Net Sales

Consolidated net sales for the current period increased by $17,369, or 10.6%, as compared to the prior period.  The additional week of sales in the current period contributed approximately $8,300, which was partially offset by unfavorable foreign currency translation of approximately $6,700.

Consolidated sales volumes increased 12.4%, attributable to continued growth in sales of Flake and recycled polyester Chip in the Polyester Segment, an additional fiscal week in the current period, and growth in sales of staple fiber and other PVA products in the International Segment. Sales continue to expand in the International Segment as our PVA portfolio resonates with numerous customers. We believe the softness in the domestic environment and competition from imports continues to be a challenge for the textile supply chain.  Our Nylon Segment results also reflect the current global trend of declines in demand for nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices decreased 1.9%, as price increases made in response to rising costs over the past year were more than offset by disproportionate growth of lower-priced Flake and recycled polyester Chip.

PVA products at the end of the current period comprised approximately 43% of consolidated net sales, down from 45% at the end of fiscal 2018, but equal to the 43% ratio for the first quarter of fiscal 2018.  Within the PVA product category, our customers can choose between various solutions, some of which carry higher margins than others.  Accordingly, any growth in PVA sales does not necessarily translate into higher margins or increased profitability on a consolidated basis.

Unfavorable foreign currency translation is primarily associated with the weakening of the Brazilian Real (“BRL”) and the Chinese Renminbi (“RMB”).

Consolidated Gross Profit

Gross profit for the current period decreased by $3,273, or 14.1%, as compared to the prior period. The gross profit decline is primarily attributable to (i) lower conversion margin in the Polyester Segment, in which the current period was unfavorably impacted by increasing raw material costs, (ii) unfavorable foreign currency translation of approximately $1,500, (iii) disproportionate growth of lower margin products and (iv) integration costs associated with the recent dyed business acquisition.

UNIFI expects the second quarter of fiscal 2019 will be unfavorably impacted by the recent rise in raw material costs and lower polyester textured yarn production volumes. Additionally, integration costs associated with the dyed business acquisition are expected to subside during the second quarter of fiscal 2019.

Consolidated Selling, General and Administrative Expenses

The change in selling, general and administrative (“SG&A”) expenses is as follows:

SG&A expenses for the prior period	$12,863
Increase due to an additional week in fiscal 2019	841
Increase in compensation expenses	414
Other net increases	293
SG&A expenses for the current period	$14,411

Total SG&A expenses were higher for the current period compared to the prior period, primarily as a result of an additional week in fiscal 2019 for our domestic operations and an increase in compensation expenses due to talent acquisition and higher incentive compensation expenses.

Consolidated Provision (Benefit) for Bad Debts

There is no significant activity reflected in the current period or the prior period.

Consolidated Other Operating (Income) Expense, Net

The change in other operating (income) expense, net was primarily attributable to fluctuations in the RMB, in which relative weakening in the current period generated foreign currency transaction gains, while relative strengthening in the prior period generated foreign currency transaction losses.

Consolidated Interest Expense, Net

Interest on debt obligations increased from the prior period to the current period primarily due to a general increase in market interest rates and principal on the variable portion of our debt.

	For the Three Months Ended
	September 30, 2018	September 24, 2017
Interest and fees on the ABL Facility	$1,246	$903
Other interest	193	229
Subtotal of interest on debt obligations	1,439	1,132
Other components of interest expense	28	53
Total interest expense	1,467	1,185
Interest income	(147)	(81)
Interest expense, net	$1,320	$1,104

Consolidated Earnings from Unconsolidated Affiliates

The components of earnings from unconsolidated affiliates are as follows:

	For the Three Months Ended
	September 30, 2018	September 24, 2017
Loss (earnings) from PAL	$17	$(2,854)
Earnings from nylon joint ventures	(256)	(233)
Total equity in earnings of unconsolidated affiliates	$(239)	$(3,087)

As a percentage of consolidated income before income taxes	5.2%	25.4%

UNIFI’s 34% share of PAL’s earnings decreased from earnings of $2,854 in the prior period to a loss of $17 in the current period. The decrease was primarily attributable to higher raw material costs and reduced operating leverage.

Consolidated Income Taxes

Consolidated income taxes is as follows:

	For the Three Months Ended
	September 30, 2018	September 24, 2017
Provision for income taxes	$2,824	$3,196
Effective tax rate	60.9%	26.3%

UNIFI’s effective tax rate for the three months ended September 30, 2018 was higher than the U.S. federal statutory rate of 21% primarily due to earnings taxed at higher rates in foreign jurisdictions, losses in tax jurisdictions for which no tax benefit could be recognized, the effects of the GILTI provisions enacted in H.R. 1, and non-deductible executive compensation.

The effective tax rate for the three months ended September 24, 2017 was lower than the U.S. federal statutory rate of 35% primarily due to earnings taxed at lower rates in foreign jurisdictions and the benefits of increased research and development tax credits.  These benefits were partially offset by losses in tax jurisdictions for which no tax benefit could be recognized and state and local income taxes.

Consolidated Net Income

Net income for the current period was $1,812, or $0.10 per diluted share, compared to $8,960, or $0.48 per diluted share, for the prior period.  The decrease was primarily attributable to (i) higher operating expenses reducing gross profit, (ii) lower earnings from PAL, (iii) an increase in SG&A expenses and (iv) a higher effective tax rate, partially offset by comparatively favorable foreign currency transaction impacts.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current period.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	For the Three Months Ended
	September 30, 2018		September 24, 2017
		% of Net Sales		% of Net Sales	% Change
Net sales	$100,131	100.0	$87,738	100.0	14.1
Cost of sales	93,403	93.3	78,825	89.8	18.5
Gross profit	6,728	6.7	8,913	10.2	(24.5)
Depreciation expense	4,252	4.3	3,867	4.4	10.0
Segment Profit	$10,980	11.0	$12,780	14.6	(14.1)

Segment net sales as a percentage of consolidated amounts	55.1%		53.4%
Segment Profit as a percentage of consolidated amounts	43.5%		45.4%

The change in net sales for the Polyester Segment is as follows:

Net sales for the prior period	$87,738
Increase due to an additional week of sales in fiscal 2019	6,622
Increase in sales volumes	3,485
Net change in average selling price and sales mix	2,286
Net sales for the current period	$100,131

The increase in net sales for the Polyester Segment from the prior period to the current period was primarily attributable to an additional week in fiscal 2019 that fell during the current period and higher sales of Flake, recycled polyester Chip, POY and dyed yarn, along with higher pricing in response to several months of raw material related price increases during fiscal 2018.  However, pricing favorability was partially offset by the weaker sales mix.

The change in Segment Profit for the Polyester Segment is as follows:

Segment Profit for the prior period	$12,780
Net decrease in underlying margins	(2,475)
Increase in sales volumes	507
Increase due to an additional week of sales in fiscal 2019	168
Segment Profit for the current period	$10,980

The decrease in Segment Profit for the Polyester Segment from the prior period to the current period was primarily attributable to (i) lower conversion margin, in which the current period was unfavorably impacted by increasing raw material costs, (ii) the unfavorable sales mix shift towards lower-margin products discussed above in the net sales analysis and (iii) integration costs associated with the recent dyed business acquisition. The additional week of sales in fiscal 2019 did not provide a meaningful increase to Polyester Segment Profit due to the high raw material costs in effect during such week.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Three Months Ended
	September 30, 2018		September 24, 2017
		% of Net Sales		% of Net Sales	% Change
Net sales	$27,949	100.0	$26,827	100.0	4.2
Cost of sales	25,805	92.3	23,513	87.6	9.7
Gross profit	2,144	7.7	3,314	12.4	(35.3)
Depreciation expense	561	2.0	537	2.0	4.5
Segment Profit	$2,705	9.7	$3,851	14.4	(29.8)

Segment net sales as a percentage of consolidated amounts	15.4%		16.3%
Segment Profit as a percentage of consolidated amounts	10.7%		13.7%

The change in net sales for the Nylon Segment is as follows:

Net sales for the prior period	$26,827
Increase due to an additional week of sales in fiscal 2019	1,646
Increase in sales volumes	955
Net change in average selling price and sales mix	(1,479)
Net sales for the current period	$27,949

The increase in net sales for the Nylon Segment from the prior period to the current period was primarily attributable to an additional week in fiscal 2019 that fell during the current period and higher sales volumes, partially offset by a lower-priced sales mix.

The change in Segment Profit for the Nylon Segment is as follows:

Segment Profit for the prior period	$3,851
Net decrease in underlying margins	(1,432)
Increase due to an additional week of sales in fiscal 2019	149
Increase in sales volumes	137
Segment Profit for the current period	$2,705

The decrease in Segment Profit for the Nylon Segment from the prior period to the current period was primarily attributable to a less profitable sales mix and higher raw material costs.

International Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Three Months Ended
	September 30, 2018		September 24, 2017
		% of Net Sales		% of Net Sales	% Change
Net sales	$52,353	100.0	$48,659	100.0	7.6
Cost of sales	41,330	78.9	37,661	77.4	9.7
Gross profit	11,023	21.1	10,998	22.6	0.2
Depreciation expense	359	0.6	416	0.9	(13.7)
Segment Profit	$11,382	21.7	$11,414	23.5	(0.3)

Segment net sales as a percentage of consolidated amounts	28.8%		29.6%
Segment Profit as a percentage of consolidated amounts	45.0%		40.5%

The change in net sales for the International Segment is as follows:

Net sales for the prior period	$48,659
Increase in sales volumes	5,630
Net change in average selling price and sales mix	4,717
Unfavorable foreign currency translation effects (RMB and BRL)	(6,653)
Net sales for the current period	$52,353

The increase in net sales for the International Segment from the prior period to the current period was primarily attributable to (i) higher sales volumes at our Asian subsidiaries due to growth in our REPREVE® portfolios and (ii) higher pricing due to increased raw material costs, partially offset by (a) lower sales volumes in Brazil due to a weaker economic environment amid political volatility in that country and (b) unfavorable foreign currency translation as the BRL and the RMB weakened against the U.S. Dollar (“USD”) during the current period.

The RMB weighted average exchange rate was 6.81 RMB/USD and 6.67 RMB/USD for the current period and the prior period, respectively.  The BRL weighted average exchange rate was 3.96 BRL/USD and 3.16 BRL/USD for the current period and the prior period, respectively.

The change in Segment Profit for the International Segment is as follows:

Segment Profit for the prior period	$11,414
Unfavorable foreign currency translation effects (RMB and BRL)	(1,624)
Increase in sales volumes	1,301
Net increase in underlying margins	291
Segment Profit for the current period	$11,382

The decrease in Segment Profit for the International Segment was primarily attributable to unfavorable foreign currency translation effects as the BRL and the RMB weakened against the USD during the current period, partially offset by overall higher sales volumes.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service and stock repurchases.  UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver.  For the current period, cash used in operations was $4,958, and, at September 30, 2018, excess availability under the ABL Revolver was $46,501.  As further described under “Cash (Used in) Provided by Operating Activities” below, the cash used in operating activities for the current period is attributable to several factors, including an increase in inventories due to domestic production rates that outpaced domestic sales during the period.

As of September 30, 2018, all of UNIFI’s $141,017 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by such foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of tax planning and financing strategies to ensure that its worldwide cash is available in the locations where it is needed. The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital and total debt obligations as of September 30, 2018 for domestic and foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$18	$42,177	$42,195
Borrowings available under financing arrangements	46,501	—	46,501
Liquidity	$46,519	$42,177	$88,696

Working capital	$90,458	$111,657	$202,115
Total debt obligations	$141,017	$—	$141,017

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

If excess availability under the ABL Revolver falls below the defined Trigger Level, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a monthly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of September 30, 2018 was $22,813. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

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

As of September 30, 2018, UNIFI was in compliance with all financial covenants in the Amended Credit Agreement and the excess availability under the ABL Revolver was $46,501.  At September 30, 2018, the fixed charge coverage ratio was 0.43 to 1.00 and UNIFI had $400 of standby letters of credit, none of which have been drawn upon.  Management believes it has the ability to quickly and easily improve the fixed charge coverage ratio utilizing existing cash and cash equivalents.

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

Summary of Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	September 30, 2018	September 30, 2018	June 24, 2018
ABL Revolver	March 2020	4.0%	$42,200	$28,100
ABL Term Loan (1)	March 2020	3.7%	82,500	85,000
Capital lease obligations	(2)	3.8%	16,317	18,107
Total debt			141,017	131,207
Current portion of capital lease obligations			(6,814)	(6,996)
Current portion of other long-term debt			(10,000)	(10,000)
Unamortized debt issuance costs			(570)	(658)
Total long-term debt			$123,633	$113,553

(1)     Includes the effects of interest rate swaps.

(2)     Scheduled maturity dates for capital lease obligations range from January 2019 to November 2027.

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2019, the following four fiscal years and thereafter:

	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter
ABL Revolver	$—	$42,200	$—	$—	$—	$—
ABL Term Loan	7,500	75,000	—	—	—	—
Capital lease obligations	5,206	5,519	2,624	2,417	91	460
Total	$12,706	$122,719	$2,624	$2,417	$91	$460

Working Capital

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	September 30, 2018	June 24, 2018
Cash and cash equivalents	$42,195	$44,890
Receivables, net	87,082	86,273
Inventories	131,961	126,311
Income tax receivable	5,522	10,291
Other current assets	15,658	6,529
Accounts payable	(46,139)	(48,970)
Accrued expenses	(14,214)	(17,720)
Other current liabilities	(19,950)	(18,313)
Working capital	$202,115	$189,291

Less: Cash and cash equivalents	(42,195)	(44,890)
Less: Income tax receivable	(5,522)	(10,291)
Less: Other current liabilities	19,950	18,313
Adjusted Working Capital	$174,348	$152,423

Working capital increased from $189,291 as of June 24, 2018 to $202,115 as of September 30, 2018, while Adjusted Working Capital increased from $152,423 to $174,348. Working capital and Adjusted Working Capital are within our range of expectations based on the composition of the underlying business and global structure.

The decrease in cash and cash equivalents was driven by the overall increase in working capital and unfavorable foreign currency translation. The increase in receivables, net was insignificant. The increase in inventories was attributable to (i) domestic finished goods production outpacing domestic sales, (ii) higher raw material costs and (iii) increased sales. The decrease in income tax receivable reflects the receipt of approximately $7,800 of refunds received in the current period. The increase in other current assets reflects the addition of contract assets that relate to products on hand that have been reflected in revenue but not yet shipped to the associated customer (in connection with the adoption of the New Revenue Recognition Guidance). The decrease in accounts payable was primarily attributable to the timing of purchase activity partially offset by higher raw material costs. The decrease in accrued expenses was primarily attributable to the payment of variable compensation earned in fiscal 2018. The increase in other current liabilities was insignificant.

Capital Projects

During the current period, UNIFI invested approximately $6,400 in capital projects primarily relating to (i) making further improvements in production capabilities and technology enhancements in the Americas and (ii) annual maintenance capital expenditures.  UNIFI will seek to ensure that maintenance capital expenditures are sufficient to allow continued production at high efficiencies.

Through the remainder of fiscal 2019, UNIFI expects to invest an additional $18,600 in capital projects (for an aggregate fiscal 2019 estimate of $25,000), which include (i) making further improvements in production capabilities and technology enhancements in the Americas and (ii) routine annual maintenance capital expenditures to allow continued efficient production.

The total amount ultimately invested in fiscal 2019 could be more or less than the anticipated amount, depending on the timing and scale of contemplated initiatives and other factors, and is expected to be funded by a combination of cash from operations and borrowings under the ABL Revolver.  UNIFI expects the recent capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

As a result of our continued focus on REPREVE® and other PVA yarns as part of our mix enrichment strategy, we may incur additional expenditures for capital projects beyond the currently estimated amount, as we pursue new, currently unanticipated opportunities in order to expand our manufacturing capabilities for these products, for other strategic growth initiatives or to further streamline our manufacturing process, in which case we may be required to increase the amount of our working capital and long-term borrowings. If our strategy is successful, we would expect higher gross profit as a result of the combination of higher sales volumes and an improved mix from higher-margin products.

Stock Repurchase Program

On April 23, 2014, UNIFI announced that the Board had approved the 2014 SRP under which UNIFI was authorized to acquire up to $50,000 of its common stock.  UNIFI made no repurchases of its shares of common stock during the current period. As of September 30, 2018, UNIFI had repurchased a total of 806 shares, at an average price of $27.79 (for a total of $22,409, inclusive of commission costs) pursuant to the 2014 SRP. As of September 30, 2018, $27,603 remained available for repurchases under the 2014 SRP.

On October 31, 2018, UNIFI announced that the Board had terminated the 2014 SRP and approved the 2018 SRP under which UNIFI is authorized to acquire up to $50,000 of its common stock. Under the 2018 SRP, purchases will be made from time to time in the open market at prevailing market prices, through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date.

Liquidity Summary

UNIFI has met its historical liquidity requirements for working capital, capital expenditures, debt service requirements and other operating needs from its cash flows from operations and available borrowings.  UNIFI believes that its existing cash balances, cash flows from operations and borrowings available under the ABL Revolver will enable UNIFI to comply with the terms of its indebtedness and meet its foreseeable liquidity requirements.  Domestically, UNIFI’s cash balances, cash provided by operating activities and borrowings available under the ABL Revolver continue to be sufficient to fund UNIFI’s domestic operating activities as well as cash commitments for its investing and financing activities.  For its existing foreign operations, UNIFI expects its existing cash balances and cash provided by operating activities will provide the needed liquidity to fund its foreign operating activities and any foreign investing activities, such as future capital expenditures. However, any expansion of our foreign operations may require cash sourced from our domestic subsidiaries.

Cash (Used in) Provided by Operating Activities

The significant components of net cash (used in) provided by operating activities are summarized below. UNIFI analyzes net cash (used in) provided by operating activities utilizing the major components of the statements of cash flows prepared under the indirect method.

	For the Three Months Ended
	September 30, 2018	September 24, 2017
Net income	$1,812	$8,960
Equity in earnings of unconsolidated affiliates	(239)	(3,087)
Depreciation and amortization expense	6,036	5,510
Non-cash compensation expense	998	1,151
Deferred income taxes	909	918
Subtotal	9,516	13,452

Distributions received from unconsolidated affiliates	503	7,178
Inventories	(15,079)	(6,021)
Income taxes	6,591	(351)
Other changes in assets and liabilities	(6,489)	1,502
Net cash (used in) provided by operating activities	$(4,958)	$15,760

The decrease in net cash (used in) provided by operating activities from the prior period to the current period was primarily due to (i) the significant increase in inventories and other current assets as shown and discussed above under “Working Capital,” (ii) $7,174 less in dividends from PAL and (iii) lower Adjusted EBITDA, partially offset by tax refunds of approximately $7,800 received in the current period.

Cash Used in Investing Activities and Provided by (Used in) Financing Activities

UNIFI utilized $6,369 for investing activities and was provided $9,408 (net) from financing activities during the current period.

Investing activities include $6,384 for capital expenditures, primarily relating to ongoing maintenance capital expenditures and production capabilities and technology enhancements in the Americas.

Significant financing activities include $11,600 for net borrowings against long-term debt, partially offset by payments of $1,790 for capital lease obligations.

Contractual Obligations

UNIFI has incurred various financial obligations and commitments in its normal course of business.  Financial obligations are considered to represent known future cash payments that UNIFI is required to make under existing contractual arrangements, such as debt and lease agreements.

There have been no material changes in the scheduled maturities of UNIFI’s contractual obligations as disclosed in the table under the heading “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2018 Form 10-K.

Off-Balance Sheet Arrangements

UNIFI is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on UNIFI’s financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The SEC has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimates from quarter to quarter could materially impact the presentation of the financial statements.  UNIFI’s critical accounting policies are discussed in the 2018 Form 10-K.  There were no material changes to these policies during the current period.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities.  As of September 30, 2018, UNIFI had borrowings under its ABL Revolver and ABL Term Loan that totaled $124,700 and contain variable rates of interest; however, UNIFI hedges a significant portion of such interest rate variability using interest rate swaps.  After considering the variable rate debt obligations that have been hedged and UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point increase in LIBOR as of September 30, 2018 would result in an increase in annual interest expense of less than $300.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies.  Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange rate risk.  UNIFI may enter into foreign currency forward contracts to hedge this exposure.  UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of September 30, 2018, UNIFI had no outstanding foreign currency forward contracts.

A significant portion of raw materials purchased by UNIFI’s Brazilian subsidiary are denominated in USDs, requiring UNIFI to regularly exchange BRL. A significant portion of sales and asset balances for our Asian subsidiaries are denominated in USDs. During recent fiscal years, UNIFI was negatively impacted by a devaluation of the BRL.  Also, the RMB experienced fluctuations in value throughout fiscal 2018, which generated foreign currency translation losses in certain fiscal quarters. Discussion and analysis surrounding the impact of fluctuations of the BRL and the RMB on UNIFI’s results of operations are included above in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of September 30, 2018, UNIFI’s subsidiaries outside the United States, whose functional currency is other than the USD, held approximately 15.1% of UNIFI’s consolidated total assets. UNIFI does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of September 30, 2018, $39,155, or 92.8%, of UNIFI’s cash and cash equivalents was held outside the United States, of which $35,037 was held in USDs, $1,775 was held in RMBs and $2,132 was held in BRLs.

Raw Material and Commodity Risks

A significant portion of UNIFI’s raw material and energy costs are derived from petroleum-based chemicals.  The prices for petroleum and petroleum-related products and energy costs are volatile and dependent on global supply and demand dynamics, including certain geo-political risks.  A sudden rise in the price of petroleum and petroleum-based products could have a material impact on UNIFI’s profitability.  UNIFI does not use financial instruments to hedge its exposure to changes in these costs.  The costs of the primary raw materials that UNIFI uses throughout all of its operations are generally based on USD pricing, and such materials are purchased at market or at fixed prices that are established with individual vendors as part of the purchasing process for quantities expected to be consumed in the ordinary course of business.  UNIFI manages fluctuations in the cost of raw materials primarily by making corresponding adjustments to the prices charged to its customers.  Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of raw materials in the prior quarter.  Pricing adjustments for other customers must be negotiated independently.  At times, UNIFI is unable to pass on to its customers rises in raw material costs and, when it can, there typically is a time lag that adversely affects UNIFI and its margins during one or more periods.  In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one to two fiscal quarters of the raw material price increase for index priced customers and within two fiscal quarters of the raw material price increase for non-index priced customers.

During fiscal 2018, UNIFI experienced elevated polyester raw material costs in connection with heightened petroleum prices, and these costs continued to increase during the first quarter of fiscal 2019 due to a tighter global supply and increased demand for polyester feedstock.  In combination with a difficult operating environment characterized by suppressed demand and lower textured yarn volumes in the domestic markets, where sufficient corresponding price increases were not achieved, these costs drove a decline in gross profit for the first quarter of fiscal 2019, and, if such costs continue to rise, further gross profit pressure can be expected.

Other Risks

UNIFI is also exposed to political risk, including changing laws and regulations governing international trade, such as quotas, tariffs and tax laws.  The degree of impact and the frequency of these events cannot be predicted.

Item 4.	Controls and Procedures

As of September 30, 2018, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and the principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

There have been no material changes in our risk factors from those included in “Item 1A. Risk Factors” in the 2018 Form 10-K, except as noted below:

We may be subject to greater tax liabilities.

UNIFI is subject to income tax and other taxes in the United States and in numerous foreign jurisdictions. UNIFI’s domestic and foreign income tax liabilities are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of taxes paid is subject to UNIFI’s interpretation of applicable tax laws in the jurisdictions in which we operate. Changes in tax laws, or in judicial or administrative interpretations of tax laws, could have an adverse effect on UNIFI’s business, financial condition, operating results and cash flows. Significant judgment, knowledge and experience are required in determining our worldwide provision for income taxes. UNIFI’s future effective tax rate is impacted by a number of factors including our interpretation of H.R. 1 and any pending regulations and interpretive guidance to be released.

UNIFI anticipates that the U.S. Treasury Department, the IRS and other standard-setting bodies will continue to issue regulations and interpretive guidance on how the provisions of H.R. 1 will be applied or otherwise administered, and additional regulations or interpretive guidance may be issued in the future that is different from UNIFI’s current interpretation.  As regulations and guidance evolve with respect to H.R. 1, and as UNIFI gathers more information and performs additional analysis, UNIFI’s results may differ from previous estimates.

H.R. 1 will significantly impact how U.S. multinational corporations like UNIFI are taxed on foreign earnings, which are now deemed to be repatriated. These changes resulted in a higher effective tax rate for UNIFI for the three months ended September 30, 2018.  Numerous countries are evaluating their existing tax laws due, in part, to recommendations made by the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting project and in response to the changes in U.S. tax laws. Although UNIFI cannot predict whether, or in what form, any legislation based on such proposals may be adopted by the countries in which we do business, future tax reform based on such proposals may increase the amount of taxes UNIFI pays and may also adversely affect our operating results and cash flows.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

3.2	Amended and Restated By-laws of Unifi, Inc., as of October 26, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

10.1*	Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 1, 2018 (File No. 001-10542)).
10.2+*	Form of Vested Share Unit Agreement for Non-Employee Directors for use in connection with the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan.

10.3+*	Form of Restricted Stock Unit Agreement for Employees for use in connection with the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan.

10.4+*	Form of Incentive Stock Option Agreement for Employees for use in connection with the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan.

10.5*

Employment Agreement by and between Unifi, Inc. and Thomas H. Caudle, Jr., effective as of September 5, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 7, 2018 (File No. 001-10542)).

10.6**

Addendum and Extension to Yarn Purchase Agreement, effective as of June 30, 2018, by and between Unifi Manufacturing, Inc. and Hanesbrands Inc. (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the fiscal year ended June 24, 2018 (File No. 001-10542)).

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

101+

The following financial information (unaudited) from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed November 8, 2018, formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted for certain portions of this exhibit which are omitted in the copy of the exhibit electronically filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: November 8, 2018	By:	/s/ JEFFREY C. ACKERMAN
Jeffrey C. Ackerman
Executive Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)