Form 10-Q
period 2018-12-30
UNIFI INC
filed 2019-02-06
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2018

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

As of February 4, 2019, there were 18,385,553 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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

UNIFI, INC.

FORM 10-Q

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 30, 2018

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	December 30, 2018	June 24, 2018
ASSETS
Cash and cash equivalents	$26,653	$44,890
Receivables, net	79,294	86,273
Inventories	134,642	126,311
Income taxes receivable	9,291	10,291
Other current assets	18,120	6,529
Total current assets	268,000	274,294
Property, plant and equipment, net	205,053	205,516
Deferred income taxes	3,166	3,288
Investments in unconsolidated affiliates	113,618	112,639
Other non-current assets	4,546	6,070
Total assets	$594,383	$601,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$43,527	$48,970
Accrued expenses	12,463	17,720
Income taxes payable	1,818	1,317
Current portion of long-term debt	13,982	16,996
Total current liabilities	71,790	85,003
Long-term debt	116,078	113,553
Other long-term liabilities	5,457	5,337
Income tax payable	—	470
Deferred income taxes	7,131	7,663
Total liabilities	200,456	212,026

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,382,797 and 18,352,824 shares issued and outstanding as of December 30, 2018 and June 24, 2018, respectively)	1,838	1,835
Capital in excess of par value	59,619	56,726
Retained earnings	375,195	371,753
Accumulated other comprehensive loss	(42,725)	(40,533)
Total shareholders’ equity	393,927	389,781
Total liabilities and shareholders’ equity	$594,383	$601,807

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 30, 2018	December 24, 2017	December 30, 2018	December 24, 2017
Net sales	$167,711	$167,478	$349,322	$331,720
Cost of sales	153,555	144,802	315,147	285,752
Gross profit	14,156	22,676	34,175	45,968
Selling, general and administrative expenses	14,822	14,626	29,233	27,489
Provision (benefit) for bad debts	32	(72)	163	(131)
Other operating expense (income), net	99	348	(141)	663
Operating (loss) income	(797)	7,774	4,920	17,947
Interest income	(152)	(181)	(299)	(262)
Interest expense	1,355	1,190	2,822	2,375
Loss on extinguishment of debt	131	—	131	—
Equity in earnings of unconsolidated affiliates	(1,014)	(211)	(1,253)	(3,298)
(Loss) income before income taxes	(1,117)	6,976	3,519	19,132
(Benefit) provision for income taxes	(2,288)	(4,826)	536	(1,630)
Net income	$1,171	$11,802	$2,983	$20,762

Net income per common share:
Basic	$0.06	$0.65	$0.16	$1.14
Diluted	$0.06	$0.63	$0.16	$1.12

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	December 30, 2018	December 24, 2017	December 30, 2018	December 24, 2017
Net income	$1,171	$11,802	$2,983	$20,762
Other comprehensive income (loss):
Foreign currency translation adjustments	1,986	(2,341)	(1,509)	524
Foreign currency translation adjustments for an unconsolidated affiliate	(303)	(487)	42	(593)
Changes in interest rate swaps, net of tax of $219, $0, $219 and $0, respectively	(953)	1,077	(725)	1,492
Other comprehensive income (loss), net	730	(1,751)	(2,192)	1,423
Comprehensive income	$1,901	$10,051	$791	$22,185

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	December 30, 2018	December 24, 2017
Cash and cash equivalents at beginning of year	$44,890	$35,425
Operating activities:
Net income	2,983	20,762
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of unconsolidated affiliates	(1,253)	(3,298)
Distributions received from unconsolidated affiliates	630	8,678
Depreciation and amortization expense	11,652	11,135
Non-cash compensation expense	3,039	3,569
Deferred income taxes	(332)	(6,282)
Other, net	(269)	(206)
Changes in assets and liabilities:
Receivables, net	6,504	267
Inventories	(17,139)	(4,556)
Other current assets	(3,163)	(210)
Accounts payable and accrued expenses	(8,263)	(8,796)
Income taxes	1,088	(945)
Other, net	548	271
Net cash (used in) provided by operating activities	(3,975)	20,389

Investing activities:
Capital expenditures	(12,342)	(11,360)
Other, net	(20)	15
Net cash used in investing activities	(12,362)	(11,345)

Financing activities:
Proceeds from ABL Revolver	53,500	59,200
Payments on ABL Revolver	(65,100)	(46,600)
Proceeds from ABL Term Loan	20,000	—
Payments on ABL Term Loan	(5,000)	(5,000)
Payments on capital lease obligations	(3,583)	(3,528)
Proceeds from stock option exercises	244	219
Payments of debt financing fees	(665)	—
Other	(690)	(328)
Net cash (used in) provided by financing activities	(1,294)	3,963

Effect of exchange rate changes on cash and cash equivalents	(606)	183
Net (decrease) increase in cash and cash equivalents	(18,237)	13,190
Cash and cash equivalents at end of period	$26,653	$48,615

See accompanying notes to condensed consolidated financial statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements

1.  Background

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “UNIFI,” the “Company,” “we,” “us” or “our”), is a multi-national company that manufactures and sells innovative recycled and synthetic products made from polyester and nylon primarily to other yarn manufacturers and knitters and weavers (UNIFI’s direct customers) that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets (UNIFI’s indirect customers).  We refer to these indirect customers as “brand partners.” Polyester yarns include partially oriented yarn (“POY”), textured, solution and package dyed, twisted, beamed and draw wound yarns, and each is available in virgin or recycled varieties. Recycled solutions, made from both pre-consumer and post-consumer waste, include plastic bottle flake (“Flake”) and polyester polymer beads (“Chip”).  Nylon yarns include virgin or recycled textured, solution dyed and spandex covered yarns.

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

The fiscal quarter for Unifi, Inc. and its subsidiary in El Salvador ended on December 30, 2018, the last Sunday in December.  The fiscal quarter for Unifi, Inc.’s Brazilian, Chinese, Colombian and Sri Lankan subsidiaries ended on December 31, 2018.  There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ subsequent fiscal quarter end.  The three-month periods ended December 30, 2018 and December 24, 2017 consisted of 13 fiscal weeks. The six-month periods ended December 30, 2018 and December 24, 2017 consisted of 27 and 26 fiscal weeks, respectively.

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

Under the guidance in the SEC Staff Announcement on July 20, 2017 relating to the transition to ASU No. 2016-02, due to its status as a significant subsidiary of Unifi, Inc., PAL expects to adopt the new lease guidance in its fiscal 2020. PAL is currently evaluating the impact of the new lease guidance.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Upon adoption in fiscal 2019, UNIFI determined that the impact of the New Revenue Recognition Guidance is immaterial. Accordingly, UNIFI utilized the modified retrospective method of adoption and recorded the impact of open contracts as of June 24, 2018 as an adjustment to the opening balance of fiscal 2019 retained earnings, and prior period balances are not adjusted. Details of the fiscal 2019 adjustment follow. See Note 4, “Revenue Recognition,” for further detail regarding adoption and additional disclosures.

Revenue earned in fourth quarter fiscal 2018 related to contracts open at June 24, 2018	$8,593
Less associated cost of sales	7,992
Less associated income tax	142
Adjustment to retained earnings for contracts open at June 24, 2018	$459

Under the guidance in the SEC Staff Announcement on July 20, 2017 relating to the transition to ASU No. 2014-09, due to its status as a significant subsidiary of Unifi, Inc., PAL expects to adopt the New Revenue Recognition Guidance in its fiscal 2019.  PAL is currently evaluating the impact of the New Revenue Recognition Guidance.

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

The following table presents disaggregated revenues for UNIFI:

	For the Three Months Ended		For the Six Months Ended
	December 30, 2018	December 24, 2017	December 30, 2018	December 24, 2017
Third-party textile manufacturer	$165,338	$165,366	$344,659	$327,527
Service	2,373	2,112	4,663	4,193
Net sales	$167,711	$167,478	$349,322	$331,720

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

Product claims

UNIFI generally offers customers claims support or remuneration for defective products. UNIFI estimates the amount of its product sales that may be claimed as defective by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Impact of adoption of New Revenue Recognition Guidance

The following table summarizes the impact of the adoption of the New Revenue Recognition Guidance on UNIFI's applicable financial statement line items for the six months ended December 30, 2018. Any impact to other financial statement line items is insignificant and excluded from the below.

Financial Statement Line Item	Treatment under previous Revenue Recognition Guidance	Adjustments in connection with New Revenue Recognition Guidance	As reported under New Revenue Recognition Guidance
Revenue	$347,311	$2,011	$349,322
Cost of sales	$313,115	$2,032	$315,147
Gross profit (loss)	$34,196	$(21)	$34,175
Inventory	$144,619	$(9,977)	$134,642
Contract assets	$—	$10,537	$10,537

Contract assets represents the estimated revenue attributable to UNIFI in connection with completed performance obligations under contracts with customers for which revenue is recognized over time. The contract assets are classified to receivables when the right to payment becomes unconditional. The $10,537 change in the contract assets balance from June 24, 2018 to December 30, 2018 represents the routine recognition of satisfied performance obligations, in connection with adoption of and treatment under the New Revenue Recognition Guidance.

5.  Receivables, Net

Receivables, net consists of the following:

	December 30, 2018	June 24, 2018
Customer receivables	$80,905	$87,633
Allowance for uncollectible accounts	(2,186)	(2,059)
Reserves for yarn quality claims	(842)	(564)
Net customer receivables	77,877	85,010
Other receivables	1,417	1,263
Total receivables, net	$79,294	$86,273

There have been no material changes in UNIFI’s allowance for uncollectible accounts or reserves for yarn quality claims since June 24, 2018.

6.  Inventories

Inventories consists of the following:

	December 30, 2018	June 24, 2018
Raw materials	$55,353	$45,448
Supplies	8,036	7,314
Work in process	6,852	8,834
Finished goods	66,742	66,314
Gross inventories	136,983	127,910
Inventory reserves	(2,341)	(1,599)
Total inventories	$134,642	$126,311

In connection with UNIFI’s utilization of the modified retrospective method of adopting the New Revenue Recognition Guidance, prior period balances are not adjusted to reflect the impact that the New Revenue Recognition Guidance would have had on prior periods. See Note 4, “Revenue Recognition,” for further detail regarding the impact of the New Revenue Recognition Guidance to fiscal 2019.

7.  Other Current Assets

Other current assets consists of the following:

	December 30, 2018	June 24, 2018
Contract assets	$10,537	$—
Vendor deposits	4,097	3,703
Prepaid expenses	2,247	1,802
Value-added taxes receivable	1,239	1,024
Total other current assets	$18,120	$6,529

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Vendor deposits primarily relates to down payments made toward the purchase of inventory. Prepaid expenses consists of advance payments for insurance, professional fees, membership dues, subscriptions, marketing and information technology services. Value-added taxes receivable relates to recoverable taxes associated with the sales and purchase activities of UNIFI’s foreign operations.

8.  Property, Plant and Equipment, Net

Property, plant and equipment (“PP&E”), net consists of the following:

	December 30, 2018	June 24, 2018
Land	$2,852	$2,860
Land improvements	15,173	15,118
Buildings and improvements	159,089	157,354
Assets under capital leases	34,302	34,568
Machinery and equipment	596,012	589,237
Computers, software and office equipment	20,418	19,723
Transportation equipment	4,984	5,029
Construction in progress	8,656	8,651
Gross PP&E	841,486	832,540
Less: accumulated depreciation	(628,009)	(619,654)
Less: accumulated amortization – capital leases	(8,424)	(7,370)
Total PP&E, net	$205,053	$205,516

Depreciation expense and repair and maintenance expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 30, 2018	December 24, 2017	December 30, 2018	December 24, 2017
Depreciation expense	$5,261	$5,237	$10,924	$10,360
Repair and maintenance expenses	4,987	4,779	10,847	9,504

9.  Accrued Expenses

Accrued expenses consists of the following:

	December 30, 2018	June 24, 2018
Payroll and fringe benefits	$8,017	$10,833
Other	4,446	6,887
Total accrued expenses	$12,463	$17,720

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

10.  Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	December 30, 2018	December 30, 2018	June 24, 2018
ABL Revolver	December 2023	4.3%	$16,500	$28,100
ABL Term Loan (1)	December 2023	3.8%	100,000	85,000
Capital lease obligations	(2)	3.8%	14,604	18,107
Total debt			131,104	131,207
Current portion of capital lease obligations			(6,482)	(6,996)
Current portion of other long-term debt			(7,500)	(10,000)
Unamortized debt issuance costs			(1,044)	(658)
Total long-term debt			$116,078	$113,553

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for capital lease obligations range from January 2019 to November 2027.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

ABL Facility

On December 18, 2018, Unifi, Inc. and certain of its subsidiaries entered into a Third Amendment to Amended and Restated Credit Agreement and Second Amendment to Amended and Restated Guaranty and Security Agreement (the “2018 Amendment”).  The 2018 Amendment amended the Amended and Restated Credit Agreement, dated as of March 26, 2015, among Unifi, Inc. and a syndicate of lenders, as previously amended (as further amended by the 2018 Amendment, the “Credit Agreement”).  The Credit Agreement provides for a $200,000 senior secured credit facility (the “ABL Facility”), including  a $100,000 revolving credit facility (the “ABL Revolver”) and a term loan that can be reset up to a maximum amount of $100,000, once per fiscal year, if certain conditions are met (the “ABL Term Loan”). The ABL Facility has a maturity date of December 18, 2023.

The 2018 Amendment made the following changes to the Credit Agreement, among others: (i) extended the Maturity Date from March 26, 2020 to December 18, 2023, and (ii) decreased the Applicable Margin pricing structure for Base Rate Loans and LIBOR Rate Loans by 25 basis points.  In addition, in connection with the 2018 Amendment, the principal amount of the Term Loan was reset from $80,000 to $100,000.  Net proceeds from this Term Loan reset were used to pay down the amount outstanding on the ABL Revolver.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2019, the following four fiscal years and thereafter:

	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter
ABL Revolver	$—	$—	$—	$—	$—	$16,500
ABL Term Loan	2,500	10,000	10,000	10,000	10,000	57,500
Capital lease obligations	3,442	5,559	2,634	2,417	91	461
Total	$5,942	$15,559	$12,634	$12,417	$10,091	$74,461

11.  Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	December 30, 2018	June 24, 2018
Supplemental post-employment plan	$2,940	$3,045
Uncertain tax positions	541	131
Other	1,976	2,161
Total other long-term liabilities	$5,457	$5,337

Other primarily includes certain retiree and post-employment medical and disability liabilities, deferred revenue and deferred energy incentive credits.

12.  Income Taxes

The provision (benefit) for income taxes was as follows:

	For the Three Months Ended		For the Six Months Ended
	December 30, 2018	December 24, 2017	December 30, 2018	December 24, 2017
(Benefit) provision for income taxes	$(2,288)	$(4,826)	$536	$(1,630)
Effective tax rate	204.8%	(69.2)%	15.2%	(8.5)%

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation H.R. 1, formerly known as the Tax Cuts and Jobs Act.  H.R. 1 includes significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, full expensing for investments in new and used qualified property, additional limitations on the deduction of compensation paid to specified executive officers, and the transition of the U.S. international tax system from a worldwide tax to a territorial tax system.  As a fiscal-year taxpayer, certain provisions of H.R. 1 impacted UNIFI in fiscal 2018, including the change in the U.S. federal corporate income tax rate and the one-time transition tax (“toll charge”), while other provisions became effective for UNIFI at the beginning of fiscal 2019.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of GAAP in situations where a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of H.R. 1. SAB 118 provides that when reasonable estimates can be made, the provisional accounting should be based on such estimates, and when reasonable estimates cannot be made, the provisional accounting may be based on the law in effect before H.R. 1. UNIFI has applied the guidance in SAB 118 when accounting for the enactment-date effects of H.R. 1. Accordingly, in fiscal 2018 UNIFI re-measured U.S. deferred tax assets and liabilities based on the income tax rates at which the deferred tax assets and liabilities are expected to reverse in the future, resulting in $4,297 of tax benefit for the year ended June 24, 2018.  UNIFI also recorded $3,901 of tax expense related to the toll charge, net of foreign tax credits.  For a description of the impact of H.R. 1 for the year ended June 24, 2018, reference is made to Note 14, “Income Taxes,” in UNIFI’s 2018 Annual Report on Form 10-K.

The SAB 118 measurement period for UNIFI ended on December 22, 2018. UNIFI did not make any final measurement period adjustments to the tax benefit recorded in the year ended June 24, 2018 to re-measure U.S. deferred tax assets and liabilities.  During the three months ended December 30, 2018, UNIFI recorded a final measurement period adjustment of $(1,734) to decrease the amount of the toll charge, net of foreign tax credits, from

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

$3,901 to $2,167, a rate impact of 155.2%. Although UNIFI no longer considers these amounts to be provisional, the income tax effects of H.R. 1 may change following future legislation or further interpretation of H.R. 1 based on the publication of guidance from the U.S. Internal Revenue Service (the “IRS”) and state tax authorities.

The Global Intangible Low-Taxed Income (“GILTI”) provisions included in H.R. 1 require that certain income earned by foreign subsidiaries must be currently included in the gross income of the U.S. shareholder.  These provisions are effective for UNIFI in fiscal 2019.  The GILTI provisions are complex and subject to continuing regulatory interpretation by the IRS.  UNIFI is required to make an accounting policy election to either treat taxes resulting from GILTI as a current-period expense when they are incurred or factor such amounts into the measurement of deferred taxes. UNIFI has elected to recognize GILTI as a current-period expense. Under this policy, UNIFI has not provided deferred taxes related to temporary differences that, upon their reversal, will affect the amount of income subject to GILTI in the period.

Income Tax Expense

UNIFI’s provision for income taxes for the six months ended December 30, 2018 and December 24, 2017 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to year-to-date income or loss.  Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

The effective tax rate for the three months ended December 30, 2018 was higher than the U.S. federal statutory rate primarily due to the benefits of tax credits related to prior years which exceed the loss before income taxes.  These benefits were partially offset by earnings taxed at higher rates in foreign jurisdictions, losses in tax jurisdictions for which no tax benefit could be recognized, the effects of the GILTI provisions enacted in H.R. 1, and non-deductible executive compensation.

The effective tax rate for the six months ended December 30, 2018 was lower than the U.S. federal statutory rate primarily due to the benefits of tax credits related to prior years.  These benefits were partially offset by earnings taxed at higher rates in foreign jurisdictions, losses in tax jurisdictions for which no tax benefit could be recognized, the effects of the GILTI provisions enacted in H.R. 1, and non-deductible executive compensation.

The effective tax rate for the three and six months ended December 24, 2017 was lower than the U.S. federal statutory rate primarily due to the one-time tax benefit resulting from the revaluation of UNIFI’s domestic deferred tax balances for the lower U.S. statutory tax rate, the release of a valuation allowance on certain historical net operating losses (“NOLs”), and foreign income being taxed at lower rates.  These benefits were partially offset by a provisional amount for the toll charge, net of foreign tax credits, and losses in tax jurisdictions for which no tax benefit could be recognized.

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

The components of UNIFI’s deferred tax valuation allowance are as follows:

	December 30, 2018	June 24, 2018
Investment in a former domestic unconsolidated affiliate	$(3,942)	$(3,942)
Equity-method investment in PAL	(1,470)	(1,580)
Certain losses carried forward (1)	(1,562)	(1,562)
State NOLs	(166)	(169)
Other foreign NOLs	(1,903)	(2,460)
Foreign tax credits	(13,713)	(5,430)
Total deferred tax valuation allowance	$(22,756)	$(15,143)

(1)	Certain U.S. NOLs and capital losses outside the U.S. consolidated tax filing group.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

13.  Shareholders’ Equity

For the three-months ended December 30, 2018:

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2018	18,380	$1,838	$57,706	$374,024	$(43,455)	$390,113
Conversion of restricted stock units	3	—	—	—	—	—
Stock-based compensation	—	—	1,913	—	—	1,913
Other comprehensive income, net of tax	—	—	—	—	730	730
Net income	—	—	—	1,171	—	1,171
Balance at December 30, 2018	18,383	$1,838	$59,619	$375,195	$(42,725)	$393,927

For the six-months ended December 30, 2018:

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 24, 2018	18,353	$1,835	$56,726	$371,753	$(40,533)	$389,781
Options exercised	16	2	242	—	—	244
Conversion of restricted stock units	17	1	(1)	—	—	—
Stock-based compensation	1	—	2,785	—	—	2,785
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(4)	—	(133)	—	—	(133)
Other comprehensive loss, net of tax	—	—	—	—	(2,192)	(2,192)
Adoption of the New Revenue Recognition Guidance	—	—	—	459	—	459
Net income	—	—	—	2,983	—	2,983
Balance at December 30, 2018	18,383	$1,838	$59,619	$375,195	$(42,725)	$393,927

For the three-months ended December 24, 2017:

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 24, 2017	18,261	$1,826	$53,104	$348,900	$(29,706)	$374,124
Options exercised	23	3	(3)	—	—	—
Conversion of restricted stock units	3	—	—	—	—	—
Stock-based compensation	4	—	2,114	—	—	2,114
Other comprehensive loss, net of tax	—	—	—	—	(1,751)	(1,751)
Net income	—	—	—	11,802	—	11,802
Balance at December 24, 2017	18,291	$1,829	$55,215	$360,702	$(31,457)	$386,289

For the six-months ended December 24, 2017:

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 25, 2017	18,230	$1,823	$51,923	$339,940	$(32,880)	$360,806
Options exercised	54	6	213	—	—	219
Conversion of restricted stock units	3	—	—	—	—	—
Stock-based compensation	4	—	3,079	—	—	3,079
Other comprehensive income, net of tax	—	—	—	—	1,423	1,423
Net income	—	—	—	20,762	—	20,762
Balance at December 24, 2017	18,291	$1,829	$55,215	$360,702	$(31,457)	$386,289

No dividends were paid during the six months ended December 30, 2018 or in the two most recently completed fiscal years.

Stock Repurchase Program

On April 23, 2014, UNIFI announced that its Board of Directors (the “Board”) had approved a stock repurchase program (the “2014 SRP”) under which UNIFI was authorized to acquire up to $50,000 of its common stock.  UNIFI made no repurchases of its shares of common stock during the six months

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

ended December 30, 2018. Through October 31, 2018 (the date the 2014 SRP was terminated, as discussed below), UNIFI had repurchased a total of 806 shares, at an average price of $27.79 (for a total of $22,409, inclusive of commission costs) pursuant to the 2014 SRP.

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

As of December 30, 2018, $50,000 remained available for repurchase under the 2018 SRP.

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

The 2013 Plan expired in accordance with its terms on October 24, 2018, and the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan (the “Amended 2013 Plan”) became effective on that same day, upon approval by shareholders at UNIFI’s annual meeting of shareholders held on October 31, 2018.  The Amended 2013 Plan increased the number of shares available for future issuance pursuant to awards granted under the Amended 2013 Plan to 1,250 and removed provisions no longer applicable due to the recent changes to Section 162(m) of the Internal Revenue Code of 1986, as amended. The material terms and provisions of the Amended 2013 Plan are otherwise similar to those of the 2013 Plan.

The following table provides information as of December 30, 2018 with respect to the number of securities remaining available for future issuance under the Amended 2013 Plan:

Authorized under the Amended 2013 Plan	1,250
Plus: Awards expired, forfeited or otherwise terminated unexercised	17
Less: Awards granted to employees	(257)
Less: Awards granted to non-employee directors	(47)
Available for issuance under the Amended 2013 Plan	963

During the six months ended December 30, 2018 and December 24, 2017, UNIFI granted stock options to purchase 188 and 54 shares of common stock, respectively.

During the six months ended December 30, 2018 and December 24, 2017, UNIFI granted 69 and 90 restricted stock units, respectively.

During the six months ended December 30, 2018 and December 24, 2017, UNIFI granted 47 and 0 vested share units, respectively.

15.  Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

UNIFI may use derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates.  UNIFI does not enter into derivative contracts for speculative purposes. The following table presents details regarding UNIFI’s hedging activities:

	For the Three Months Ended		For the Six Months Ended
	December 30, 2018	December 24, 2017	December 30, 2018	December 24, 2017
Interest expense	$1,355	$1,190	$2,822	$2,375
Decrease (increase) in fair value of interest rate swaps	1,173	(1,077)	944	(1,492)
Impact of interest rate swaps on interest expense	(71)	123	(106)	254

For the six months ended December 30, 2018 and December 24, 2017, there were no significant changes to UNIFI’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

16.  Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 24, 2018	$(42,268)	$1,735	$(40,533)
Other comprehensive loss, net of tax	(1,467)	(725)	(2,192)
Balance at December 30, 2018	$(43,735)	$1,010	$(42,725)

A summary of the after-tax effects of the components of other comprehensive (loss) income, net for the three-month and six-month periods ended December 30, 2018 and December 24, 2017 is included in the accompanying condensed consolidated statements of comprehensive (loss) income.

17.  Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 30, 2018	December 24, 2017	December 30, 2018	December 24, 2017
Net income	$1,171	$11,802	$2,983	$20,762
Basic weighted average shares	18,382	18,273	18,374	18,260
Net potential common share equivalents – stock options and restricted stock units	323	378	327	338
Diluted weighted average shares	18,705	18,651	18,701	18,598
Excluded from diluted weighted average shares:
Anti-dilutive common share equivalents	498	60	500	290

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

18.  Investments in Unconsolidated Affiliates and Variable Interest Entities

UNIFI currently maintains investments in three entities classified as unconsolidated affiliates: PAL; U.N.F. Industries, Ltd. (“UNF”); and UNF America LLC (“UNFA”). As of December 30, 2018, UNIFI’s investment in PAL was $110,922 and UNIFI’s combined investments in UNF and UNFA were $2,696, each of which is reflected within investments in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.

Parkdale America, LLC

PAL is a limited liability company treated as a partnership for income tax reporting purposes.  UNIFI accounts for its investment in PAL using the equity method of accounting.  PAL is subject to price risk related to anticipated fixed-price yarn sales.  To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices.  The derivative instruments used are listed and traded on an exchange and are valued using quoted prices classified within Level 1 of the fair value hierarchy.  As of December 30, 2018, PAL had no futures contracts designated as cash flow hedges.

The reconciliation between UNIFI’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of December 30, 2018	$129,013
Initial excess capital contributions	53,363
Impairment charge recorded by UNIFI in fiscal 2007	(74,106)
Anti-trust lawsuit against PAL in which UNIFI did not participate	2,652
Investment as of December 30, 2018	$110,922

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates.  As of December 30, 2018, UNIFI’s open purchase orders related to this agreement were $9,660.

UNIFI’s raw material purchases under this supply agreement consist of the following:

	For the Six Months Ended
	December 30, 2018	December 24, 2017
UNF	$1,006	$1,141
UNFA	12,558	10,406
Total	$13,564	$11,547

As of December 30, 2018 and June 24, 2018, UNIFI had combined accounts payable due to UNF and UNFA of $3,264 and $2,301, respectively.

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

	As of December 30, 2018			As of June 24, 2018
	PAL	Other	Total	PAL	Other	Total
Current assets	$298,674	$9,000	$307,674	$289,683	$7,598	$297,281
Noncurrent assets	156,468	780	157,248	162,242	875	163,117
Current liabilities	72,544	4,388	76,932	71,026	3,722	74,748
Noncurrent liabilities	3,153	—	3,153	3,389	—	3,389
Shareholders’ equity and capital accounts	379,445	5,392	384,837	377,510	4,751	382,261

UNIFI’s portion of undistributed earnings	42,044	1,357	43,401	41,429	887	42,316

	For the Three Months Ended December 30, 2018			For the Three Months Ended December 24, 2017
	PAL	Other	Total	PAL	Other	Total
Net sales	$191,150	$7,274	$198,424	$176,577	$6,756	$183,333
Gross profit	5,695	1,484	7,179	2,379	1,628	4,007
Income (loss) from operations	1,163	1,039	2,202	(1,922)	1,185	(737)
Net income (loss)	2,241	1,115	3,356	(1,398)	1,198	(200)
Depreciation and amortization	10,817	47	10,864	10,885	47	10,932

Cash received by PAL under cotton rebate program	3,402	—	3,402	4,701	—	4,701
Earnings recognized by PAL for cotton rebate program	3,035	—	3,035	3,191	—	3,191

Distributions received	126	—	126	—	1,500	1,500

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

	For the Six Months Ended December 30, 2018			For the Six Months Ended December 24, 2017
	PAL	Other	Total	PAL	Other	Total
Net sales	$401,652	$13,039	$414,691	$379,368	$12,449	$391,817
Gross profit	10,203	2,438	12,641	16,089	2,582	18,671
Income from operations	1,795	1,551	3,346	8,034	1,694	9,728
Net income	2,192	1,641	3,833	6,948	1,716	8,664
Depreciation and amortization	21,291	95	21,386	20,485	94	20,579

Cash received by PAL under cotton rebate program	5,720	—	5,720	6,942	—	6,942
Earnings recognized by PAL for cotton rebate program	6,249	—	6,249	6,446	—	6,446

Distributions received	130	500	630	7,178	1,500	8,678

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

UNIFI continues to own property acquired in the 2004 transaction with INVISTA that has contamination from DuPont’s operations and is monitored by DEQ.  This site has been remediated by DuPont, and DuPont has received authority from DEQ to discontinue further remediation, other than natural attenuation.  Prior to transfer of responsibility to UNIFI, DuPont has a duty to monitor and report the environmental status of the site to DEQ. UNIFI expects to assume that responsibility by the end of its third quarter of fiscal 2019 and will be entitled to receive from DuPont seven years of monitoring and reporting costs, less certain adjustments. At that time, UNIFI expects to assume responsibility for any future remediation of the site. At this time, UNIFI has no basis to determine if or when it will have any obligation to perform further remediation or the potential cost thereof.

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

There were no related party receivables as of December 30, 2018 or June 24, 2018.

Related party payables consists of the following:

	December 30, 2018	June 24, 2018
Salem Leasing Corporation (included within accounts payable)	$283	$306
Salem Leasing Corporation (capital lease obligation)	844	875
Total related party payables	$1,127	$1,181

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Related party transactions in excess of $120 for the current or prior two fiscal years consist of the following amounts for the periods presented:

		For the Three Months Ended		For the Six Months Ended
Affiliated Entity	Transaction Type	December 30, 2018	December 24, 2017	December 30, 2018	December 24, 2017
Salem Leasing Corporation	Transportation equipment costs and capital lease debt service	$1,019	$969	$2,040	$1,950
Salem Global Logistics, Inc.	Freight service income	—	50	—	92

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

Selected financial information is presented below:

	For the Three Months Ended December 30, 2018
	Polyester	Nylon	International	All Other	Total
Net sales	$85,789	$22,647	$58,237	$1,038	$167,711
Cost of sales	83,820	20,615	48,161	959	153,555
Gross profit	1,969	2,032	10,076	79	14,156
Segment depreciation expense	3,937	499	367	68	4,871
Segment Profit	$5,906	$2,531	$10,443	$147	$19,027

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

	For the Three Months Ended December 24, 2017
	Polyester	Nylon	International	All Other	Total
Net sales	$90,316	$25,103	$51,046	$1,013	$167,478
Cost of sales	81,740	22,027	40,072	963	144,802
Gross profit	8,576	3,076	10,974	50	22,676
Segment depreciation expense	3,973	552	397	64	4,986
Segment Profit	$12,549	$3,628	$11,371	$114	$27,662

	For the Six Months Ended December 30, 2018
	Polyester	Nylon	International	All Other	Total
Net sales	$185,920	$50,596	$110,590	$2,216	$349,322
Cost of sales	177,223	46,420	89,491	2,013	315,147
Gross profit	8,697	4,176	21,099	203	34,175
Segment depreciation expense	8,189	1,060	726	143	10,118
Segment Profit	$16,886	$5,236	$21,825	$346	$44,293

	For the Six Months Ended December 24, 2017
	Polyester	Nylon	International	All Other	Total
Net sales	$178,054	$51,930	$99,705	$2,031	$331,720
Cost of sales	160,565	45,540	77,733	1,914	285,752
Gross profit	17,489	6,390	21,972	117	45,968
Segment depreciation expense	7,840	1,089	813	129	9,871
Segment Profit	$25,329	$7,479	$22,785	$246	$55,839

The reconciliations of segment gross profit to consolidated (loss) income before income taxes are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 30, 2018	December 24, 2017	December 30, 2018	December 24, 2017
Polyester	$1,969	$8,576	$8,697	$17,489
Nylon	2,032	3,076	4,176	6,390
International	10,076	10,974	21,099	21,972
All Other	79	50	203	117
Segment gross profit	14,156	22,676	34,175	45,968
Selling, general and administrative expenses	14,822	14,626	29,233	27,489
Provision (benefit) for bad debts	32	(72)	163	(131)
Other operating expense (income), net	99	348	(141)	663
Operating (loss) income	(797)	7,774	4,920	17,947
Interest income	(152)	(181)	(299)	(262)
Interest expense	1,355	1,190	2,822	2,375
Loss on extinguishment of debt	131	—	131	—
Equity in earnings of unconsolidated affiliates	(1,014)	(211)	(1,253)	(3,298)
(Loss) income before income taxes	$(1,117)	$6,976	$3,519	$19,132

The reconciliations of segment total assets to consolidated total assets are as follows:

	December 30, 2018	June 24, 2018
Polyester	$283,249	$284,261
Nylon	61,517	57,378
International	96,648	95,006
Segment total assets	441,414	436,645
Other current assets	17,222	30,945
Other PP&E	18,740	17,373
Other non-current assets	3,389	4,205
Investments in unconsolidated affiliates	113,618	112,639
Total assets	$594,383	$601,807

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

22.  Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Six Months Ended
	December 30, 2018	December 24, 2017
Interest, net of capitalized interest of $123 and $85, respectively	$2,876	$2,130
Income tax payments, net	474	5,340

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds.

Non-Cash Investing and Financing Activities

As of December 30, 2018 and June 24, 2018, $1,702 and $3,187, respectively, were included in accounts payable for unpaid capital expenditures. As of December 24, 2017 and June 25, 2017, $2,610 and $3,234, respectively, were included in accounts payable for unpaid capital expenditures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended December 30, 2018, while a reference to the “prior period” refers to the three-month period ended December 24, 2017.  A reference to the “current six-month period” refers to the six-month period ended December 30, 2018, while a reference to the “prior six-month period” refers to the six-month period ended December 24, 2017.  Such references may be accompanied by certain phrases for added clarity. The current period and prior period each consisted of 13 fiscal weeks.  The current six-month period consisted of 27 fiscal weeks, while the prior six-month period consisted of 26 fiscal weeks.  UNIFI’s seasonal shutdown period (which typically occurs around December 25 each year) (the “seasonal shutdown period”) occurred during the current period but fell immediately after the prior period.  Accordingly, the current period included approximately one less shipping week than the prior period, while the number of shipping weeks were approximately equal for the current six-month period and the prior six-month period.

Our discussions in this Item 2 focus on our results during, or as of, the three months and six months ended December 30, 2018 and December 24, 2017, and, to the extent applicable, any material changes from the information discussed in the 2018 Form 10-K or other important intervening developments or information.  These discussions should be read in conjunction with the 2018 Form 10-K for more detailed and background information about our business, operations and financial condition.

All amounts, except per share amounts, are presented in thousands (000s), except as otherwise noted.

Overview and Significant General Matters

UNIFI’s business focuses on delivering products and solutions to customers and brand partners throughout the world, leveraging our internal manufacturing capabilities and an enhanced global supply chain that delivers a diverse range of synthetic and recycled fibers and polymers. This strategic and synergistic focus includes three supporting pillars: (1) engaging in strategic relationships with like-minded entities, (2) growing our existing portfolio of technologies and capabilities and (3) expanding our supply chain to best serve indirect and direct customers. UNIFI remains committed to these strategic initiatives, which it believes will increase profitability and generate improved cash flows from operations.

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

Significant highlights for the current period and the current six-month period include the following, each of which is addressed in more detail below:

•

Net sales for the current period increased $233, or 0.1%, to $167,711, compared to $167,478 for the prior period, and increased $5,500, or 3.3%, when excluding the impact of foreign currency translation;

•

Net sales for the current six-month period increased $17,602, or 5.3%, to $349,322, compared to $331,720 for the prior six-month period, and increased $29,520, or 8.9%, when excluding the impact of foreign currency translation;

•

Revenues from PVA products for the current period grew 2.4% compared to the prior period (or 5.9% when excluding the impact of foreign currency translation), and represented approximately 47% of consolidated net sales;

•	Gross margin was 8.4% for the current period, compared to 13.5% for the prior period, and was 9.8% for the current six-month period, compared to 13.9% for the prior six-month period;
•

Operating (loss) income was ($797) for the current period, compared to $7,774 for the prior period, and was $4,920 for the current six-month period, compared to $17,947 for the prior six-month period; and

•	Diluted EPS was $0.06 for the current period, compared to $0.63 for the prior period, and was $0.16 for the current six-month period, compared to $1.12 for the prior six-month period.

Consistent with the market and financial trends that have affected its business in the last several quarters, UNIFI continued to experience a number of challenges. External pressures in the regional business included elevated raw material costs and suppressed demand for certain textured and covered yarns. The volatile nature of these external pressures made navigating the regional environment even more difficult. Internal pressures included the implementation of selling price increases that left us less competitive, elevated inventory levels, and the result of weaker leverage of our cost structure. The combination of these external and internal pressures caused weaker fixed cost absorption and lower operating margins.

UNIFI experienced rising raw material costs throughout most of calendar 2018, which peaked in October 2018.  By November 2018, UNIFI experienced a pullback in those costs. As a result, UNIFI expects the third quarter of fiscal 2019 to show a moderate gross margin recapture from this recent decline in raw material costs and improved sales volumes from both the impact of (i) historical second-half seasonality and (ii) an additional shipping week in the third quarter due to the timing of the seasonal shutdown period.

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
•

Adjusted EBITDA, which represents EBITDA adjusted to exclude equity in (earnings) loss of PAL, and, from time to time, certain other adjustments necessary to understand and compare the underlying results of UNIFI; and

•	Adjusted Working Capital (receivables plus inventory and other current assets, less accounts payable and accrued expenses).

EBITDA, Adjusted EBITDA and Adjusted Working Capital (collectively, the “non-GAAP financial measures”) are not determined in accordance with GAAP and should not be considered a substitute for performance measures determined in accordance with GAAP. The calculations of the non-GAAP financial measures are subjective, based on management’s belief as to which items should be included or excluded in order to provide the most reasonable and comparable view of the underlying operating performance of the business. We may, from time to time, modify the amounts used to determine our non-GAAP financial measures. When applicable, management’s discussion and analysis includes specific consideration for items that comprise the reconciliations of its non-GAAP financial measures.

We believe that these non-GAAP financial measures better reflect UNIFI’s underlying operations and performance and that their use, as operating performance measures, provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets, among otherwise comparable companies.

Management uses Adjusted EBITDA (i) as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of (a) items directly related to our asset base (primarily depreciation and amortization) and (b) items that we would not expect to occur as a part of our normal business on a regular basis; (ii) for planning purposes, including the preparation of our annual operating budget; (iii) as a valuation measure for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; and (iv) as one measure in determining the value of other acquisitions and dispositions. Adjusted EBITDA is a key performance metric utilized in the determination of variable compensation. We also believe Adjusted EBITDA is an appropriate supplemental measure of debt service capacity, because it serves as a high-level proxy for cash generated from operations and is relevant to our fixed charge coverage ratio. Equity in (earnings) loss of PAL is excluded from Adjusted EBITDA because such results do not reflect our operating performance.

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

Non-GAAP Reconciliations

EBITDA and Adjusted EBITDA

The reconciliations of the amounts reported under GAAP for Net income to EBITDA and Adjusted EBITDA are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 30, 2018	December 24, 2017	December 30, 2018	December 24, 2017
Net income	$1,171	$11,802	$2,983	$20,762
Interest expense, net	1,203	1,009	2,523	2,113
(Benefit) provision for income taxes	(2,288)	(4,826)	536	(1,630)
Depreciation and amortization expense	5,532	5,532	11,480	10,949
EBITDA	5,618	13,517	17,522	32,194

Equity in (earnings) loss of PAL	(762)	376	(745)	(2,478)
EBITDA excluding PAL	4,856	13,893	16,777	29,716

Other adjustments (1)	—	—	—	—
Adjusted EBITDA	$4,856	$13,893	$16,777	$29,716

(1)	For the current periods and the prior periods, no other adjustments were necessary to reconcile Net income to Adjusted EBITDA.

Amounts presented in the reconciliations above may not be consistent with amounts included in the accompanying condensed consolidated financial statements. Any such inconsistencies are insignificant and are integral to the reconciliations.

Working Capital and Adjusted Working Capital

See the discussion under the heading “Working Capital” within “Liquidity and Capital Resources” below.

Review of Results of Operations

Three Months Ended December 30, 2018 Compared to Three Months Ended December 24, 2017

Consolidated Overview

The components of Net income, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts, are as follows:

	For the Three Months Ended
	December 30, 2018		December 24, 2017
		% of Net Sales		% of Net Sales	% Change
Net sales	$167,711	100.0	$167,478	100.0	0.1
Cost of sales	153,555	91.6	144,802	86.5	6.0
Gross profit	14,156	8.4	22,676	13.5	(37.6)
Selling, general and administrative expenses	14,822	8.8	14,626	8.7	1.3
Provision (benefit) for bad debts	32	—	(72)	—	(144.4)
Other operating expense, net	99	0.1	348	0.2	(71.6)
Operating (loss) income	(797)	(0.5)	7,774	4.6	(110.3)
Interest expense, net	1,203	0.7	1,009	0.6	19.2
Loss on extinguishment of debt	131	0.1	—	—	—
Equity in earnings of unconsolidated affiliates	(1,014)	(0.6)	(211)	(0.1)	nm
(Loss) income before income taxes	(1,117)	(0.7)	6,976	4.1	(116.0)
Benefit for income taxes	(2,288)	(1.4)	(4,826)	(2.9)	(52.6)
Net income	$1,171	0.7	$11,802	7.0	(90.1)

nm – Not meaningful

Consolidated Net Sales

Consolidated net sales for the current period increased by $233, or 0.1%, as compared to the prior period.  Net sales were impacted by unfavorable foreign currency translation of approximately $5,300 and the timing of UNIFI’s seasonal shutdown period, which occurred in the current period but began immediately after the end of the prior period.

Consolidated sales volumes were flat compared to the prior period.  Continued growth in sales of Flake in the Polyester Segment and growth in sales of staple fiber, recycled Chip and other PVA products in the International Segment were offset by (i) unfavorable foreign currency translation, (ii) soft market conditions in the U.S. and Brazil and (iii) one less shipping week domestically in the current period. Sales continue to expand in the International Segment as our PVA portfolio resonates with our brand partners that are focused on sustainable solutions. We believe the softness in the domestic environment and competition from imports continue to be challenges for the domestic textile supply chain.  Our Nylon Segment results also reflect the current global trend of declines in demand for nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices were flat, as price increases made in calendar 2018 in response to rising costs were offset by disproportionate growth of lower-priced Flake, recycled Chip and staple fiber.

PVA products at the end of the current period comprised approximately 47% of consolidated net sales, up from 45% at the end of fiscal 2018, and higher than the 46% ratio for the prior period.  Within the PVA product category, our customers can choose between various solutions, some of which carry higher margins than others.  Accordingly, growth in PVA sales does not necessarily translate into higher margins or increased profitability on a consolidated basis.

Unfavorable foreign currency translation is primarily associated with the weakening of the Brazilian Real (“BRL”) and the Chinese Renminbi (“RMB”).

Consolidated Gross Profit

Gross profit for the current period decreased by $8,520, or 37.6%, as compared to the prior period. The gross profit decline is primarily attributable to (i) lower fixed cost absorption in the Polyester and Nylon Segments due to lower regional yarn volumes, (ii) lower conversion margin in each segment, in which the current period was unfavorably impacted by higher raw material costs, (iii) unfavorable foreign currency translation of approximately $1,200 and (vi) disproportionate growth of lower margin products.

UNIFI expects the third quarter of fiscal 2019 to contain (i) moderate gross margin recapture from recent declines in raw material costs and (ii) improved sales and production volumes consistent with historical second-half seasonality.

Consolidated Selling, General and Administrative Expenses

There was no material change in selling, general and administrative (“SG&A”) expenses from the prior period to the current period.

Consolidated Provision (Benefit) for Bad Debts

There is no significant activity reflected in the current period or the prior period.

Consolidated Other Operating Expense, Net

The change in other operating expense, net was primarily attributable to fluctuations in foreign currency transaction gains and losses, along with severance expense recorded in the current period.

Consolidated Interest Expense, Net

Interest on debt obligations increased from the prior period to the current period primarily due to a general increase in market interest rates and principal on the variable rate portion of our debt.

	For the Three Months Ended
	December 30, 2018	December 24, 2017
Interest and fees on the ABL Facility	$1,148	$932
Other interest	187	211
Subtotal of interest on debt obligations	1,335	1,143
Other components of interest expense	20	47
Total interest expense	1,355	1,190
Interest income	(152)	(181)
Interest expense, net	$1,203	$1,009

Consolidated Earnings from Unconsolidated Affiliates

The components of earnings from unconsolidated affiliates are as follows:

	For the Three Months Ended
	December 30, 2018	December 24, 2017
(Earnings) loss from PAL	$(762)	$376
Earnings from nylon joint ventures	(252)	(587)
Total equity in earnings of unconsolidated affiliates	$(1,014)	$(211)

As a percentage of consolidated income before income taxes	90.8%	3.0%

UNIFI’s 34% share of PAL’s earnings increased from a loss of $376 in the prior period to earnings of $762 in the current period. The increase was primarily attributable to lower raw material costs and improved fixed cost absorption.

Consolidated Income Taxes

Consolidated income taxes is as follows:

	For the Three Months Ended
	December 30, 2018	December 24, 2017
Benefit for income taxes	$(2,288)	$(4,826)
Effective tax rate	204.8%	(69.2)%

The effective tax rate for the current period was primarily impacted by benefits of approximately $2,045 for tax credits related to prior years.  In conjunction with a loss before income taxes of $1,117, these benefits impacted the effective tax rate by 183.1%.

The effective tax rate for the prior period was lower than the U.S. statutory tax rate primarily due to the $4,500 tax benefit resulting from the revaluation of UNIFI’s domestic deferred tax balances for the lower U.S. statutory tax rate in connection with implementation of December 2017 tax reform, the release of a $3,807 valuation allowance and foreign income being taxed at lower rates. These benefits were partially offset by a provisional charge for the deemed mandatory repatriation of foreign earnings and profits, net of foreign tax credits, and by losses in tax jurisdictions for which no tax benefit can currently be recognized.

Consolidated Net Income

Net income for the current period was $1,171, or $0.06 per diluted share, compared to $11,802, or $0.63 per diluted share, for the prior period.  The decrease was primarily attributable to lower gross profit due to higher operating expenses and weaker sales volumes of higher value yarns, including one less shipping week due to the seasonal shutdown period, along with lower tax benefits recorded in the current period, partially offset by (i) higher earnings from PAL and (ii) comparatively favorable foreign currency transaction impacts.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current period.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Polyester Segment, are as follows:

	For the Three Months Ended
	December 30, 2018		December 24, 2017
		% of Net Sales		% of Net Sales	% Change
Net sales	$85,789	100.0	$90,316	100.0	(5.0)
Cost of sales	83,820	97.7	81,740	90.5	2.5
Gross profit	1,969	2.3	8,576	9.5	(77.0)
Depreciation expense	3,937	4.6	3,973	4.4	(0.9)
Segment Profit	$5,906	6.9	$12,549	13.9	(52.9)

Segment net sales as a percentage of consolidated amounts	51.2%		53.9%
Segment Profit as a percentage of consolidated amounts	31.0%		45.4%

The change in net sales for the Polyester Segment is as follows:

Net sales for the prior period	$90,316
Decrease in sales volumes	(9,819)
Net change in average selling price and sales mix	5,292
Net sales for the current period	$85,789

The decrease in net sales for the Polyester Segment from the prior period to the current period was primarily attributable to (i) one less shipping week in the current period due to the timing of the seasonal shutdown period and (ii) a weaker sales mix.  These declines were partially offset by higher sales of (i) dyed yarn in connection with the dyed yarn portfolio acquisition that closed in the fourth quarter of fiscal 2018 and (ii) Flake, along with higher selling prices in response to several months of raw material related price increases during calendar 2018.

The change in Segment Profit for the Polyester Segment is as follows:

Segment Profit for the prior period	$12,549
Net decrease in underlying margins	(5,279)
Decrease in sales volumes	(1,364)
Segment Profit for the current period	$5,906

The decrease in Segment Profit for the Polyester Segment from the prior period to the current period was primarily attributable to (i) one less shipping week in the current period due to the timing of the seasonal shutdown period, (ii) lower conversion margin, in which the current period was unfavorably impacted by higher raw material costs, (iii) an unfavorable sales mix characterized by higher volumes of lower-margin products like Flake and lower volumes of higher-margin products like textured yarn and (iv) weaker fixed cost absorption.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Three Months Ended
	December 30, 2018		December 24, 2017
		% of Net Sales		% of Net Sales	% Change
Net sales	$22,647	100.0	$25,103	100.0	(9.8)
Cost of sales	20,615	91.0	22,027	87.7	(6.4)
Gross profit	2,032	9.0	3,076	12.3	(33.9)
Depreciation expense	499	2.2	552	2.2	(9.6)
Segment Profit	$2,531	11.2	$3,628	14.5	(30.2)

Segment net sales as a percentage of consolidated amounts	13.5%		15.0%
Segment Profit as a percentage of consolidated amounts	13.3%		13.1%

The change in net sales for the Nylon Segment is as follows:

Net sales for the prior period	$25,103
Decrease in sales volumes	(2,343)
Net change in average selling price and sales mix	(113)
Net sales for the current period	$22,647

The decrease in net sales for the Nylon Segment from the prior period to the current period was primarily attributable to (i) one less shipping week in the current period due to the timing of the seasonal shutdown period and (ii) a lower-priced sales mix.

The change in Segment Profit for the Nylon Segment is as follows:

Segment Profit for the prior period	$3,628
Net decrease in underlying margins	(758)
Decrease in sales volumes	(339)
Segment Profit for the current period	$2,531

The decrease in Segment Profit for the Nylon Segment from the prior period to the current period was primarily attributable to (i) one less shipping week in the current period due to the timing of the seasonal shutdown period and (ii) a less profitable sales mix.

International Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Three Months Ended
	December 30, 2018		December 24, 2017
		% of Net Sales		% of Net Sales	% Change
Net sales	$58,237	100.0	$51,046	100.0	14.1
Cost of sales	48,161	82.7	40,072	78.5	20.2
Gross profit	10,076	17.3	10,974	21.5	(8.2)
Depreciation expense	367	0.6	397	0.8	(7.6)
Segment Profit	$10,443	17.9	$11,371	22.3	(8.2)

Segment net sales as a percentage of consolidated amounts	34.7%		30.5%
Segment Profit as a percentage of consolidated amounts	54.9%		41.1%

The change in net sales for the International Segment is as follows:

Net sales for the prior period	$51,046
Increase in sales volumes	7,199
Net change in average selling price and sales mix	5,198
Unfavorable foreign currency translation effects (primarily RMB and BRL)	(5,206)
Net sales for the current period	$58,237

The increase in net sales for the International Segment from the prior period to the current period was primarily attributable to (i) higher sales volumes at our Asian subsidiaries due to growth in our REPREVE® portfolios and (ii) higher pricing due to increased raw material costs, partially offset by (a) lower sales volumes in Brazil due to a softer economic environment and (b) unfavorable foreign currency translation primarily due to the weakening of the BRL and the RMB against the U.S. Dollar (“USD”) during the current period.

The RMB weighted average exchange rate was 6.92 RMB/USD and 6.61 RMB/USD for the current period and the prior period, respectively. The BRL weighted average exchange rate was 3.81 BRL/USD and 3.24 BRL/USD for the current period and the prior period, respectively.

The change in Segment Profit for the International Segment is as follows:

Segment Profit for the prior period	$11,371
Net decrease in underlying margins	(1,288)
Unfavorable foreign currency translation effects (primarily RMB and BRL)	(1,224)
Increase in sales volumes	1,584
Segment Profit for the current period	$10,443

The decrease in Segment Profit for the International Segment was primarily attributable to unfavorable foreign currency translation effects as the BRL and the RMB weakened against the USD during the current period, along with conversion margin pressure due to higher raw material costs, partially offset by overall higher sales volumes.

Review of Results of Operations

Six Months Ended December 30, 2018 Compared to Six Months Ended December 24, 2017

Consolidated Overview

The components of Net income, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts, are as follows:

	For the Six Months Ended
	December 30, 2018		December 24, 2017
		% of Net Sales		% of Net Sales	% Change
Net sales	$349,322	100.0	$331,720	100.0	5.3
Cost of sales	315,147	90.2	285,752	86.1	10.3
Gross profit	34,175	9.8	45,968	13.9	(25.7)
Selling, general and administrative expenses	29,233	8.4	27,489	8.3	6.3
Provision (benefit) for bad debts	163	—	(131)	—	nm
Other operating (income) expense, net	(141)	—	663	0.2	(121.3)
Operating income	4,920	1.4	17,947	5.4	(72.6)
Interest expense, net	2,523	0.7	2,113	0.6	19.4
Loss on extinguishment of debt	131	—	—	—	—
Equity in earnings of unconsolidated affiliates	(1,253)	(0.4)	(3,298)	(1.0)	(62.0)
Income before income taxes	3,519	1.1	19,132	5.8	(81.6)
Provision (benefit) for income taxes	536	0.2	(1,630)	(0.5)	(132.9)
Net income	$2,983	0.9	$20,762	6.3	(85.6)

nm – Not meaningful

Consolidated Net Sales

Consolidated net sales for the current six-month period increased by $17,602, or 5.3%, as compared to the prior six-month period.  Net sales were impacted by unfavorable currency translation of approximately $11,900.  The current six-month period consisted of 27 fiscal weeks, while the prior six-month period consisted of 26 fiscal weeks.  While the current six-month period contained an additional fiscal week, the current six-month period also included the seasonal shutdown period (which occurred immediately after the prior six-month period).  As a result, the number of shipping weeks in the current six-month period and the prior six-month period were approximately equal.

Consolidated sales volumes increased 6.1%, attributable to continued growth in sales of Flake and recycled Chip in the Polyester Segment and growth in sales of REPREVE® staple fiber and other PVA products in the International Segment. Sales continue to expand in the International Segment as our PVA portfolio resonates with our brand partners that are focused on sustainable solutions. We believe the softness in the domestic environment and competition from imports continue to be challenges for the domestic textile supply chain.  Our Nylon Segment results also reflect the current global trend of declines in demand for nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices were flat, as price increases made in response to rising raw material costs during calendar 2018 were offset by foreign currency translation and the disproportionate growth of lower-priced Flake and recycled Chip in the current six-month period.

PVA products at the end of the current six-month period comprised approximately 45% of consolidated net sales, equal to the 45% ratio at the end of fiscal 2018, and slightly higher than the 44% ratio for the prior six-month period.  Within the PVA product category, our customers can choose between various solutions, some of which carry higher margins than others.  Accordingly, growth in PVA sales does not necessarily translate into higher margins or increased profitability on a consolidated basis.

Unfavorable foreign currency translation is primarily associated with the weakening of the BRL and RMB.

Consolidated Gross Profit

Gross profit for the current six-month period decreased by $11,793, or 25.7%, as compared to the prior six-month period. The gross profit decline is primarily attributable to (i) lower conversion margin in the Polyester and International Segments, in which the current six-month period was unfavorably impacted by increasing raw material costs, (ii) unfavorable foreign currency translation of approximately $2,700, (iii) disproportionate growth of lower margin products and (iv) weaker fixed cost absorption.

Consolidated Selling, General and Administrative Expenses

The change in SG&A expenses is as follows:

SG&A expenses for the prior six-month period	$27,489
Increase due to an additional week in fiscal 2019	841
Increase in professional fees	697
Other net increases	776
Decrease due to foreign currency translation	(570)
SG&A expenses for the current six-month period	$29,233

Total SG&A expenses were higher for the current six-month period compared to the prior six-month period, primarily as a result of an additional week in fiscal 2019 for our domestic operations and an increase in professional fees relating to external services for legal, marketing and finance.

Consolidated Provision (Benefit) for Bad Debts

There was no significant activity reflected in the current six-month period or the prior six-month period.

Consolidated Other Operating (Income) Expense, Net

The change in other operating (income) expense, net was primarily attributable to fluctuations in the RMB, in which relative weakening in the current six-month period generated foreign currency transaction gains, while relative strengthening in the prior six-month period generated foreign currency transaction losses.

Consolidated Interest Expense, Net

Interest on debt obligations increased from the prior six-month period to the current six-month period primarily due to a general increase in market interest rates and principal on the variable rate portion of our debt.

	For the Six Months Ended
	December 30, 2018	December 24, 2017
Interest and fees on the ABL Facility	$2,394	$1,837
Other interest	380	437
Subtotal of interest on debt obligations	2,774	2,274
Other components of interest expense	48	101
Total interest expense	2,822	2,375
Interest income	(299)	(262)
Interest expense, net	$2,523	$2,113

Consolidated Earnings from Unconsolidated Affiliates

The components of earnings from unconsolidated affiliates are as follows:

	For the Six Months Ended
	December 30, 2018	December 24, 2017
Earnings from PAL	$(745)	$(2,478)
Earnings from nylon joint ventures	(508)	(820)
Total equity in earnings of unconsolidated affiliates	$(1,253)	$(3,298)

As a percentage of consolidated income before income taxes	35.6%	17.2%

UNIFI’s 34% share of PAL’s earnings decreased from $2,478 in the prior six-month period to $745 in the current six-month period. The decrease was primarily attributable to higher raw material costs and reduced operating leverage, most notably in the comparable first fiscal quarters of the current six-month period and the prior six-month period.

Consolidated Income Taxes

Consolidated income taxes is as follows:

	For the Six Months Ended
	December 30, 2018	December 24, 2017
Provision (benefit) for income taxes	$536	$(1,630)
Effective tax rate	15.2%	(8.5)%

The effective tax rate for the current six-month period was lower than the U.S. federal statutory rate primarily due to the benefits of approximately $2,045 for tax credits related to prior years.  These benefits were partially offset by earnings taxed at higher rates in foreign jurisdictions, losses in tax jurisdictions for which no tax benefit could be recognized, the effects of the GILTI provisions enacted in H.R. 1, and non-deductible executive compensation.

The effective tax rate for the prior six-month period was lower than the U.S. statutory tax rate primarily due to the $4,500 tax benefit resulting from the revaluation of UNIFI’s domestic deferred tax balances for the lower U.S. statutory tax rate, the release of a $3,807 valuation allowance and foreign income being taxed at lower rates. These benefits were partially offset by a provisional charge for the deemed mandatory repatriation of foreign earnings and profits, net of foreign tax credits, and by losses in tax jurisdictions for which no tax benefit can currently be recognized.

Consolidated Net Income

Net income for the current six-month period was $2,983, or $0.16 per diluted share, compared to $20,762, or $1.12 per diluted share, for the prior six-month period.  The decrease was primarily attributable to (i) lower gross profit relating to higher polyester raw material costs, weaker fixed costs absorption and weaker sales mix, (ii) lower earnings from PAL, (iii) an increase in SG&A expenses and (iv) a higher effective tax rate, partially offset by comparatively favorable foreign currency transaction impacts.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current six-month period.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the Polyester Segment, are as follows:

	For the Six Months Ended
	December 30, 2018		December 24, 2017
		% of Net Sales		% of Net Sales	% Change
Net sales	$185,920	100.0	$178,054	100.0	4.4
Cost of sales	177,223	95.3	160,565	90.2	10.4
Gross profit	8,697	4.7	17,489	9.8	(50.3)
Depreciation expense	8,189	4.4	7,840	4.4	4.5
Segment Profit	$16,886	9.1	$25,329	14.2	(33.3)

Segment net sales as a percentage of consolidated amounts	53.2%		53.7%
Segment Profit as a percentage of consolidated amounts	38.1%		45.4%

The change in net sales for the Polyester Segment is as follows:

Net sales for the prior six-month period	$178,054
Net change in average selling price and sales mix	7,366
Increase in sales volumes	500
Net sales for the current six-month period	$185,920

The increase in net sales for the Polyester Segment from the prior six-month period to the current six-month period was primarily attributable to higher sales volumes of (i) Flake, (ii) recycled Chip and (iii) dyed yarn in connection with the dyed yarn portfolio acquisition that closed in the fourth quarter of fiscal 2018, along with higher selling prices in response to several months of raw material related price increases during calendar 2018.  However, this favorability was partially offset by a weaker sales mix, characterized by lower textured yarn volumes.

The change in Segment Profit for the Polyester Segment is as follows:

Segment Profit for the prior six-month period	$25,329
Net decrease in underlying margins	(8,514)
Increase in sales volumes	71
Segment Profit for the current six-month period	$16,886

The decrease in Segment Profit for the Polyester Segment from the prior six-month period to the current six-month period was primarily attributable to (i) lower conversion margin, in which the current six-month period was unfavorably impacted by increasing raw material costs, (ii) the unfavorable sales mix shift towards lower-margin products discussed above in the net sales analysis and (iii) weaker fixed cost absorption.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the Nylon Segment are as follows:

	For the Six Months Ended
	December 30, 2018		December 24, 2017
		% of Net Sales		% of Net Sales	% Change
Net sales	$50,596	100.0	$51,930	100.0	(2.6)
Cost of sales	46,420	91.7	45,540	87.7	1.9
Gross profit	4,176	8.3	6,390	12.3	(34.6)
Depreciation expense	1,060	2.1	1,089	2.1	(2.7)
Segment Profit	$5,236	10.4	$7,479	14.4	(30.0)

Segment net sales as a percentage of consolidated amounts	14.5%		15.7%
Segment Profit as a percentage of consolidated amounts	11.8%		13.4%

The change in net sales for the Nylon Segment is as follows:

Net sales for the prior six-month period	$51,930
Net change in average selling price and sales mix	(1,579)
Increase in sales volumes	245
Net sales for the current six-month period	$50,596

The decrease in net sales for the Nylon Segment from the prior six-month period to the current six-month period was primarily attributable to a lower-priced sales mix, partially offset by higher sales volumes.

The change in Segment Profit for the Nylon Segment is as follows:

Segment Profit for the prior six-month period	$7,479
Net decrease in underlying margins	(2,278)
Increase in sales volumes	35
Segment Profit for the current six-month period	$5,236

The decrease in Segment Profit for the Nylon Segment from the prior six-month period to the current six-month period was primarily attributable to a less profitable sales mix and weaker fixed cost absorption.

International Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the International Segment are as follows:

	For the Six Months Ended
	December 30, 2018		December 24, 2017
		% of Net Sales		% of Net Sales	% Change
Net sales	$110,590	100.0	$99,705	100.0	10.9
Cost of sales	89,491	80.9	77,733	78.0	15.1
Gross profit	21,099	19.1	21,972	22.0	(4.0)
Depreciation expense	726	0.6	813	0.9	(10.7)
Segment Profit	$21,825	19.7	$22,785	22.9	(4.2)

Segment net sales as a percentage of consolidated amounts	31.7%		30.1%
Segment Profit as a percentage of consolidated amounts	49.3%		40.8%

The change in net sales for the International Segment is as follows:

Net sales for the prior six-month period	$99,705
Net increase in sales volumes	12,822
Net change in average selling price and sales mix	9,921
Unfavorable foreign currency translation effects (primarily RMB and BRL)	(11,858)
Net sales for the current six-month period	$110,590

The increase in net sales for the International Segment from the prior six-month period to the current six-month period was primarily attributable to (i) higher sales volumes at our Asian subsidiaries due to growth in our REPREVE® portfolios and (ii) higher pricing due to increased raw material costs, partially offset by (a) lower sales volumes in Brazil due to a softer economic environment and (b) unfavorable foreign currency translation primarily attributable to the weakening of the BRL and the RMB against the USD during the current six-month period.

The RMB weighted average exchange rate was 6.86 RMB/USD and 6.64 RMB/USD for the current six-month period and the prior six-month period, respectively. The BRL weighted average exchange rate was 3.88 BRL/USD and 3.20 BRL/USD for the current six-month period and the prior six-month period, respectively.

The change in Segment Profit for the International Segment is as follows:

Segment Profit for the prior six-month period	$22,785
Unfavorable foreign currency translation effects (primarily RMB and BRL)	(2,848)
Net decrease in underlying margins	(1,001)
Increase in sales volumes	2,889
Segment Profit for the current six-month period	$21,825

The decrease in Segment Profit for the International Segment was primarily attributable to unfavorable foreign currency translation effects as the BRL and the RMB weakened against the USD during the current six-month period and conversion margin pressure from higher raw material costs, partially offset by the increase in sales volumes described in the net sales analysis above.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service and stock repurchases.  UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver.  For the current six-month period, cash used in operations was $3,975, and, at December 30, 2018, excess availability under the ABL Revolver was $64,147.  As further described under “Cash (Used in) Provided by Operating Activities” below, the cash used in operating activities for the current six-month period is attributable to several factors, including an increase in inventories due to domestic production rates that outpaced domestic sales during the period.

As of December 30, 2018, all of UNIFI’s $131,104 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by such foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of tax planning and financing strategies to ensure that its worldwide cash is available in the locations where it is needed. The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital and total debt obligations as of December 30, 2018 for domestic and foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$16	$26,637	$26,653
Borrowings available under financing arrangements	64,147	—	64,147
Liquidity	$64,163	$26,637	$90,800

Working capital	$101,965	$94,245	$196,210
Total debt obligations	$131,104	$—	$131,104

Debt Obligations

ABL Facility

On December 18, 2018, Unifi, Inc. and certain of its subsidiaries entered into the 2018 Amendment, which amended the Credit Agreement.  The Credit Agreement provides for the ABL Facility, which is a $200,000 senior secured credit facility that includes the $100,000 ABL Revolver and the ABL Term Loan, which can be reset up to a maximum amount of $100,000, once per fiscal year, if certain conditions are met. The ABL Facility has a maturity date of December 18, 2023.

The 2018 Amendment made the following changes to the Credit Agreement, among others: (i) extended the Maturity Date from March 26, 2020 to December 18, 2023, and (ii) decreased the Applicable Margin pricing structure for Base Rate Loans and LIBOR Rate Loans by 25 basis points.  In addition, in connection with the 2018 Amendment, the principal amount of the Term Loan was reset from $80,000 to $100,000.  Net proceeds from this Term Loan reset were used to pay down the amount outstanding on the ABL Revolver.

The ABL Facility is secured by a first-priority perfected security interest in substantially all owned property and assets (together with all proceeds and products) of Unifi, Inc., Unifi Manufacturing, Inc. and certain subsidiary guarantors (collectively, the “Loan Parties”). It is also secured by a first-priority security interest in all (or 65% in the case of UNIFI’s first-tier controlled foreign subsidiary, as required by the lenders) of the stock of (or other ownership interests in) each of the Loan Parties (other than Unifi, Inc.) and certain subsidiaries of the Loan Parties, together with all proceeds and products thereof.

If excess availability under the ABL Revolver falls below the defined Trigger Level, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a quarterly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of December 30, 2018 was $25,000. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

ABL Facility borrowings bear interest at the London Interbank Offer Rate (“LIBOR”) plus an applicable margin of 1.25% to 1.75%, or the Base Rate (as defined below) plus an applicable margin of 0.25% to 0.75%, with interest currently being paid on a monthly basis. The applicable margin is based on (i) the excess availability under the ABL Revolver and (ii) the consolidated leverage ratio, calculated as of the end of each fiscal quarter. The Base Rate means the greater of (a) the prime lending rate as publicly announced from time to time by Wells Fargo Bank, National Association, (b) the Federal Funds Rate plus 0.5% and (c) LIBOR plus 1.0%. UNIFI’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventory and is subject to certain conditions and limitations. There is also a monthly unused line fee under the ABL Revolver of 0.25%.

As of December 30, 2018, UNIFI was in compliance with all financial covenants in the Credit Agreement and the excess availability under the ABL Revolver was $64,147.  At December 30, 2018, the fixed charge coverage ratio was 1.16 to 1.00 and UNIFI had $400 of standby letters of credit, none of which have been drawn upon.

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

Summary of Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	December 30, 2018	December 30, 2018	June 24, 2018
ABL Revolver	December 2023	4.3%	$16,500	$28,100
ABL Term Loan (1)	December 2023	3.8%	100,000	85,000
Capital lease obligations	(2)	3.8%	14,604	18,107
Total debt			131,104	131,207
Current portion of capital lease obligations			(6,482)	(6,996)
Current portion of other long-term debt			(7,500)	(10,000)
Unamortized debt issuance costs			(1,044)	(658)
Total long-term debt			$116,078	$113,553

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2019, the following four fiscal years and thereafter:

	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter
ABL Revolver	$—	$—	$—	$—	$—	$16,500
ABL Term Loan	2,500	10,000	10,000	10,000	10,000	57,500
Capital lease obligations	3,442	5,559	2,634	2,417	91	461
Total	$5,942	$15,559	$12,634	$12,417	$10,091	$74,461

Working Capital

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	December 30, 2018	June 24, 2018
Cash and cash equivalents	$26,653	$44,890
Receivables, net	79,294	86,273
Inventories	134,642	126,311
Income tax receivable	9,291	10,291
Other current assets	18,120	6,529
Accounts payable	(43,527)	(48,970)
Accrued expenses	(12,463)	(17,720)
Other current liabilities	(15,800)	(18,313)
Working capital	$196,210	$189,291

Less: Cash and cash equivalents	(26,653)	(44,890)
Less: Income tax receivable	(9,291)	(10,291)
Less: Other current liabilities	15,800	18,313
Adjusted Working Capital	$176,066	$152,423

Working capital increased from $189,291 as of June 24, 2018 to $196,210 as of December 30, 2018, while Adjusted Working Capital increased from $152,423 to $176,066.

The decrease in cash and cash equivalents was driven by the utilization of cash to retire ABL Revolver debt in advance of UNIFI’s entering into the 2018 Amendment as described above. The decrease in receivables, net was primarily attributable to lower sales associated with the timing of the seasonal shutdown period. The increase in inventories was attributable to domestic finished goods production outpacing domestic sales and higher raw material costs. The decrease in income tax receivable reflects the timing of tax payments and refunds. The increase in other current assets reflects the addition of contract assets that relate to products on hand that have been reflected in revenue but not yet shipped to the associated customer (in connection with the adoption of the New Revenue Recognition Guidance). The decrease in accounts payable was primarily attributable to the timing of purchase activity associated with the seasonal shutdown period. The decrease in accrued expenses was primarily attributable to the payment of variable compensation earned in fiscal 2018 and the impact of the December shutdown period. The change in other current liabilities reflects one less current ABL Term Loan principal payment in connection with the 2018 Amendment.

Capital Projects

During the current six-month period, UNIFI invested approximately $12,300 in capital projects primarily relating to (i) making further improvements in production capabilities and technology enhancements in the Americas and (ii) annual maintenance capital expenditures.  UNIFI will seek to ensure that maintenance capital expenditures are sufficient to allow continued production at high efficiencies.

Through the remainder of fiscal 2019, UNIFI expects to invest an additional $12,700 in capital projects (for an aggregate fiscal 2019 estimate of $25,000), which include (i) making further improvements in production capabilities and technology enhancements in the Americas and (ii) routine annual maintenance capital expenditures to allow continued efficient production.

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

As a result of our continued focus on REPREVE® and other PVA products as part of our mix enrichment strategy, we may incur additional expenditures for capital projects beyond the currently estimated amount, as we pursue new, currently unanticipated opportunities in order to expand our manufacturing capabilities for these products, for other strategic growth initiatives or to further streamline our manufacturing process, in which case we may be required to increase the amount of our working capital and long-term borrowings. If our strategy is successful, we would expect higher gross profit as a result of the combination of higher sales volumes and an improved mix from higher-margin products.

Stock Repurchase Program

On April 23, 2014, UNIFI announced that the Board had approved the 2014 SRP under which UNIFI was authorized to acquire up to $50,000 of its common stock.  UNIFI made no repurchases of its shares of common stock during the current six-month period. Through October 31, 2018 (the date the 2014 SRP was terminated, as discussed below), UNIFI repurchased a total of 806 shares, at an average price of $27.79 (for a total of $22,409, inclusive of commission costs) pursuant to the 2014 SRP.

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

As of December 30, 2018, $50,000 remains available for repurchase under the 2018 SRP.

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

	For the Six Months Ended
	December 30, 2018	December 24, 2017
Net income	$2,983	$20,762
Equity in earnings of unconsolidated affiliates	(1,253)	(3,298)
Depreciation and amortization expense	11,652	11,135
Non-cash compensation expense	3,039	3,569
Deferred income taxes	(332)	(6,282)
Subtotal	16,089	25,886

Distributions received from unconsolidated affiliates	630	8,678
Inventories	(17,139)	(4,556)
Other changes in assets and liabilities	(3,555)	(9,619)
Net cash (used in) provided by operating activities	$(3,975)	$20,389

The decrease in net cash (used in) provided by operating activities from the prior six-month period to the current six-month period was primarily due to (i) the significant increase in inventories and other current assets as shown and discussed above under “Working Capital,” (ii) approximately $8,000 less in dividends from unconsolidated affiliates and (iii) lower Adjusted EBITDA. The decrease was partially offset by approximately $8,500 of tax refunds received in the current six-month period.

Cash Used in Investing Activities and (Used in) Provided by Financing Activities

UNIFI utilized $12,362 for investing activities and utilized $1,294 (net) from financing activities during the current six-month period.

Investing activities include $12,342 for capital expenditures, primarily relating to ongoing maintenance capital expenditures and production capabilities and technology enhancements in the Americas.

Significant financing activities include payments relating to long-term obligations, partially offset by receipts of $244 relating to stock option exercises.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The SEC has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimates from quarter to quarter could materially impact the presentation of the financial statements.  UNIFI’s critical accounting policies are discussed in the 2018 Form 10-K.  There were no material changes to these policies during the current six-month period.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities.  As of December 30, 2018, UNIFI had borrowings under its ABL Revolver and ABL Term Loan that totaled $116,500 and contain variable rates of interest; however, UNIFI hedges a significant portion of such interest rate variability using interest rate swaps.  After considering the variable rate debt obligations that have been hedged and UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point increase in LIBOR as of December 30, 2018 would result in an increase in annual interest expense of less than $300.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies.  Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange rate risk.  UNIFI may enter into foreign currency forward contracts to hedge this exposure.  UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of December 30, 2018, UNIFI had no outstanding foreign currency forward contracts.

A significant portion of raw materials purchased by UNIFI’s Brazilian subsidiary are denominated in USDs, requiring UNIFI to regularly exchange BRL. A significant portion of sales and asset balances for our Asian subsidiaries are denominated in USDs. During recent fiscal years, UNIFI was negatively impacted by a devaluation of the BRL.  Also, fluctuations in the value of the RMB have generated foreign currency transaction impacts in certain fiscal quarters. Discussion and analysis surrounding the impact of fluctuations of the BRL and the RMB on UNIFI’s results of operations are included above in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of December 30, 2018, UNIFI’s subsidiaries outside the United States, whose functional currency is other than the USD, held approximately 16.6% of UNIFI’s consolidated total assets. UNIFI does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of December 30, 2018, $24,861, or 93.3%, of UNIFI’s cash and cash equivalents was held outside the United States, of which $18,071 was held in USDs, $1,511 was held in RMBs and $5,047 was held in BRLs.

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

During fiscal 2018, UNIFI experienced elevated polyester raw material costs in connection with heightened petroleum prices, and these costs continued to increase during the first four months of fiscal 2019 due to a tighter global supply of polyester and increased demand for polyester feedstock.  In combination with a difficult operating environment characterized by lower textured yarn volumes in the domestic market, where sufficient corresponding price increases were difficult to achieve, these costs drove a decline in gross profit for the first six months of fiscal 2019. However, UNIFI’s outlook for the second half of fiscal 2019 includes a more favorable raw material cost and selling price relationship due to a meaningful decline in raw material costs during November and December 2018.

Other Risks

UNIFI is also exposed to political risk, including changing laws and regulations governing international trade, such as quotas, tariffs and tax laws.  The degree of impact and the frequency of these events cannot be predicted.

Item 4.	Controls and Procedures

As of December 30, 2018, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and the principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended December 30, 2018 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

There have been no material changes in UNIFI’s risk factors from those disclosed in “Item 1A. Risk Factors” in the 2018 Form 10-K and in “Item 1A. Risk Factors” in UNIFI’s Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2018.

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

4.1

Third Amendment to Amended and Restated Credit Agreement and Second Amendment to Amended and Restated Guaranty and Security Agreement, dated as of December 18, 2018, by and among Unifi, Inc. and Unifi Manufacturing, Inc., as borrowers, Unifi Sales & Distribution, Inc. and See 4 Process Improvement Solutions, LLC, as guarantors, Wells Fargo Bank, National Association, as agent for the lenders party thereto, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 20, 2018 (File No. 001-10542)).

10.1*	Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 1, 2018 (File No. 001-10542)).

10.2*

Form of Vested Share Unit Agreement for Non-Employee Directors for use in connection with the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 8, 2018 (File No. 001-10542)).

10.3*

Form of Restricted Stock Unit Agreement for Employees for use in connection with the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 8, 2018 (File No. 001-10542)).

10.4*

Form of Incentive Stock Option Agreement for Employees for use in connection with the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 8, 2018 (File No. 001-10542)).

10.5+*	Form of Stock Option Agreement for Non-Employee Directors for use in connection with the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan.

10.6+*	Form of Cash-Settled Restricted Stock Unit Agreement for use in connection with the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan.

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following financial information (unaudited) from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2018, filed February 6, 2019, formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: February 6, 2019	By:	/s/ CHRISTOPHER A. SMOSNA
Christopher A. Smosna
Vice President, Treasurer & Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)