Form 10-K/A
period 2018-06-24
UNIFI INC
filed 2019-03-28
CIK 100726

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

EXPLANATORY NOTE

Unifi, Inc. (“UNIFI”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend Item 15 of its Annual Report on Form 10-K for the fiscal year ended June 24, 2018 (the “Original 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on August 22, 2018, to include the audited consolidated financial statements and related notes of Parkdale America, LLC (“PAL”), an unconsolidated joint venture in which UNIFI holds a 34% equity ownership interest.  UNIFI accounts for its interest in PAL using the equity method of accounting.

Rule 3-09(a) of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed.  PAL met the significant subsidiary test described above for UNIFI’s fiscal years ended June 24, 2018, June 25, 2017 and June 26, 2016.  UNIFI’s significance test is calculated as of the end of its fiscal year and for its fiscal year.

Item 15 of the Original 10-K is being amended by this Amendment to (i) include the required audited consolidated financial statements and related notes for PAL’s fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, (ii) reference the PAL audited consolidated financial statements and related notes and the related report of PAL’s independent auditors, (iii) file the consent of the independent auditors related to its opinion contained in this report and (iv) include the required certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  In accordance with Rule 12b-15 of the Exchange Act, the text of the amended Item 15 is set forth in its entirety in this Amendment.

This Amendment does not otherwise update or amend any other items or disclosures as originally filed and does not otherwise reflect events occurring after the filing date of the Original 10-K.  Accordingly, this Amendment should be read in conjunction with the Original 10-K and UNIFI’s other filings with the SEC subsequent to the filing of the Original 10-K on August 22, 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements on page F-i are filed as part of this report.

2. Financial Statement Schedules

Consolidated Financial Statements of PAL as of December 29, 2018 and December 30, 2017 and for PAL’s fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016.

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

PAL’s fiscal year end is the Saturday nearest to December 31, and is therefore consistently more than 90 days after UNIFI’s corresponding fiscal year end, which is the last Sunday in June. PAL’s most recent fiscal year, 2018, ended on December 29, 2018 and PAL’s prior fiscal year, 2017, ended on December 30, 2017.

Pursuant to Rule 3-09(b)(2) of Regulation S-X under the Exchange Act, UNIFI filed the required fiscal year 2017 audited consolidated financial statements and related notes of PAL with the SEC on March 30, 2018 via an amendment to UNIFI’s Annual Report on Form 10-K for the fiscal year ended June 25, 2017.

PricewaterhouseCoopers LLP issued audit reports for PAL’s fiscal years 2018, 2017 and 2016.

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

Exhibit Number	Description

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

10.9†*

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

10.11†*	Form of Restricted Stock Unit Agreement for Employees for use in connection with the Unifi, Inc. 2013 Incentive Compensation Plan (used for agreements entered into on or after February 21, 2017).

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

10.14*	Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed July 31, 2006 (File No. 001-10542)).

10.15*	Amendment to Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 6, 2009 (File No. 001-10542)).

2

Exhibit Number	Description

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

10.33†**	Addendum and Extension to Yarn Purchase Agreement, effective as of June 30, 2018, by and between Unifi Manufacturing, Inc. and Hanesbrands Inc.

10.34

Deposit Account Control Agreement, dated as of May 24, 2012, by and among Unifi Manufacturing, Inc., Wells Fargo Bank, N.A. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 25, 2012 (File No. 001-10542)).

21.1†	List of Subsidiaries of Unifi, Inc.

23.1†	Consent of KPMG LLP.

23.2+	Consent of PricewaterhouseCoopers LLP, Independent Auditors to Parkdale America, LLC.

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3

Exhibit Number	Description

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

+	Filed herewith.
++	Furnished herewith.
†	Previously filed or furnished, as applicable, with the Original 10-K on August 22, 2018.
*	Indicates a management contract or compensatory plan or arrangement.
**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFI, INC. (Registrant)

Date:	March 28, 2019	By:	/s/ CHRISTOPHER A. SMOSNA
Christopher A. Smosna
Vice President, Treasurer & Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

5

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Financial Statements

As of December 29, 2018 and December 30, 2017 and for the three years ended December 29, 2018

Parkdale America, LLC and Subsidiaries

Index

Page(s)
Report of Independent Auditors	3
Consolidated Financial Statements
Balance Sheets	4
Statements of Operations	5
Statements of Comprehensive Income	6
Statements of Members’ Equity	7
Statements of Cash Flows	8 – 9
Notes to Financial Statements	10 – 18

Report of Independent Auditors

To the Management and the Board of Members of
Parkdale America, LLC

We have audited the accompanying consolidated financial statements of Parkdale America, LLC and its subsidiaries, which comprise the consolidated balance sheets as of December 29, 2018 and December 30, 2017, and the related consolidated statements of operations, comprehensive income, members’ equity, and cash flows for each of the three years in the period ended December 29, 2018.

Management's Responsibility for the Consolidated Financial Statements

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parkdale America, LLC and its subsidiaries as of December 29, 2018 and December 30, 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2018 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 27, 2019

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Balance Sheets

December 29, 2018 and December 30, 2017

	December 29,	December 30,
	2018	2017

Assets
Current assets
Cash and cash equivalents	$ 45,039,000	$ 47,575,000
Trade accounts receivable (less allowance of
$2,618,000 and $2,443,000 in 2018 and 2017,
respectively)	125,719,000	105,719,000
Other receivables	2,942,000	1,416,000
Due from affiliates	54,000	457,000
Inventories, net	117,592,000	105,504,000
Prepaid expenses and other assets	5,997,000	4,156,000
Due from broker	585,000	5,474,000
Derivative assets	207,000	2,912,000
Total current assets	298,135,000	273,213,000
Property, plant and equipment, net	148,717,000	163,208,000
Assets held for sale	6,925,000	6,093,000
Deferred financing costs, net	454,000	590,000
Other noncurrent assets	644,000	845,000
Total assets	$ 454,875,000	$ 443,949,000

Liabilities and Members' Equity
Current liabilities
Trade accounts payable	$ 55,459,000	$ 39,053,000
Accrued expenses	10,431,000	10,182,000
Due to affiliates	6,846,000	6,501,000
Derivative liabilities	169,000	6,877,000
Total current liabilities	72,905,000	62,613,000
Other long-term liabilities	3,342,000	3,630,000
Total liabilities	76,247,000	66,243,000
Commitments and contingencies (Note 10)
Accumulated other comprehensive loss	(6,137,000)	(6,094,000)
Members' equity	384,765,000	383,800,000
Total members' equity	378,628,000	377,706,000
Total liabilities and members' equity	$ 454,875,000	$ 443,949,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Operations

Years Ended December 29, 2018, December 30, 2017 and December 31, 2016

	2018	2017	2016

Net sales	$ 817,271,000	$ 775,987,000	$ 776,208,000
Cost of goods sold	792,360,000	740,303,000	748,824,000
Gross profit	24,911,000	35,684,000	27,384,000
General and administrative expenses	17,788,000	16,665,000	16,376,000
Gain on disposals of property, plant
and equipment, net	(212,000)	(429,000)	(138,000)
Impairment and realignment costs	482,000	1,978,000	-
Income from operations	6,853,000	17,470,000	11,146,000
Interest expense	136,000	219,000	283,000
Interest income	(791,000)	(363,000)	(342,000)
Foreign exchange (gain) loss, net	(91,000)	414,000	(1,239,000)
Other (income) loss, net	(310,000)	65,000	(29,000)
Income before provision for income taxes	7,909,000	17,135,000	12,473,000
Provision for income taxes	509,000	1,467,000	1,026,000
Net income	$ 7,400,000	$ 15,668,000	$ 11,447,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Comprehensive Income

Years Ended December 29, 2018, December 30, 2017 and December 31, 2016

	2018	2017	2016

Net income	$ 7,400,000	$15,668,000	$11,447,000
Other comprehensive (loss) income:
Foreign currency translation	(43,000)	524,000	(2,413,000)
Other comprehensive (loss) income	(43,000)	524,000	(2,413,000)
Comprehensive income	$ 7,357,000	$16,192,000	$ 9,034,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Members’ Equity

Years Ended December 29, 2018, December 30, 2017 and December 31, 2016

	Accumulated
	Other		Total
	Comprehensive	Members'	Members'
	Loss	Equity	Equity

Balance at January 2, 2016	$ (4,205,000)	$382,524,000	$378,319,000
Net income	-	11,447,000	11,447,000
Foreign currency translation	(2,413,000)	-	(2,413,000)
Dividends paid	-	(2,307,000)	(2,307,000)
Balance at December 31, 2016	(6,618,000)	391,664,000	385,046,000
Net income	-	15,668,000	15,668,000
Foreign currency translation	524,000	-	524,000
Dividends paid	-	(23,532,000)	(23,532,000)
Balance at December 30, 2017	(6,094,000)	383,800,000	377,706,000
Net income	-	7,400,000	7,400,000
Foreign currency translation	(43,000)	-	(43,000)
Dividends paid	-	(6,435,000)	(6,435,000)
Balance at December 29, 2018	$ (6,137,000)	$384,765,000	$378,628,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Cash Flows

Years Ended December 29, 2018, December 30, 2017 and December 31, 2016

	2018	2017	2016

Cash flows from operating activities
Net income	$ 7,400,000	$ 15,668,000	$ 11,447,000
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation	39,447,000	39,306,000	44,951,000
Loss on impairment of property, plant
and equipment	99,000	309,000	-
Gain on disposals of property, plant
and equipment	(212,000)	(429,000)	(138,000)
Amortization of deferred financing costs	136,000	208,000	187,000
Deferred income taxes	(197,000)	(81,000)	(119,000)
Net change in derivative instruments	886,000	(521,000)	364,000
Changes in operating assets and liabilities
Trade accounts receivable, net	(20,006,000)	(16,309,000)	6,220,000
Other receivables	(1,526,000)	208,000	721,000
Due to/from affiliates, net	701,000	533,000	(1,099,000)
Inventories, net	(12,098,000)	14,934,000	(10,924,000)
Prepaid expenses and other assets	(1,821,000)	(991,000)	848,000
Other noncurrent assets	197,000	9,000	526,000
Trade accounts payable	17,017,000	12,438,000	(657,000)
Accrued expenses and other liabilities	(15,000)	(44,000)	(1,825,000)
Other noncurrent liabilities	81,000	(197,000)	337,000
Net cash provided by operating activities	30,089,000	65,041,000	50,839,000
Cash flows from investing activities
Purchases of property, plant and equipment	(27,329,000)	(20,558,000)	(26,307,000)
Proceeds from disposal of property,
plant and equipment	1,143,000	740,000	328,000
Net cash used in investing activities	(26,186,000)	(19,818,000)	(25,979,000)

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Cash Flows

Years Ended December 29, 2018, December 30, 2017 and December 31, 2016

	2018	2017	2016

Cash flows from financing activities
Repayment of borrowings from affiliate	-	-	(5,000,000)
Payment of deferred financing costs	-	(520,000)	-
Dividends paid	(6,435,000)	(23,532,000)	(2,307,000)
Net cash used in financing activities	(6,435,000)	(24,052,000)	(7,307,000)
Effect of exchange rate on cash and
cash equivalents	(4,000)	42,000	(137,000)
Net (decrease) increase in cash and
cash equivalents	(2,536,000)	21,213,000	17,416,000
Cash and cash equivalents
Beginning of year	47,575,000	26,362,000	8,946,000
End of year	$ 45,039,000	$ 47,575,000	$ 26,362,000
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$ -	$ -	$ 7,000
Taxes	938,000	1,121,000	303,000
Noncash proceeds from disposal of property, plant
and equipment	-	848,000	-
Accrued purchases of property, plant and equipment	2,592,000	2,984,000	2,702,000

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

Fiscal Year

The Company’s fiscal year end is the Saturday nearest to December 31. The Company’s fiscal years 2018, 2017 and 2016 ended on December 29, 2018, December 30, 2017, and December 31, 2016, respectively. Such fiscal years contained 52 weeks.

Operations

The Company is a producer of cotton and synthetic yarns for sale to the textile and apparel industries, both foreign and domestic. As of December 29, 2018, the Company had 12 manufacturing facilities located in North America. The Company incurred $383,000 and $1,669,000 during fiscal years 2018 and 2017, respectively, in facility costs concurrent with realigning and consolidating manufacturing facilities. The costs relate primarily to relocation of manufacturing equipment and are recorded as a component of impairment and realignment costs.

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

Concentration of Credit Risk

Substantially all of the Company’s accounts receivable is due from companies in the textile and apparel markets located primarily throughout North America. The Company generally does not require collateral for its accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Allowances provided for doubtful accounts were $2,618,000 and $2,443,000 as of December 29, 2018 and December 30, 2017, respectively.

Sales to five customers accounted for approximately 74%, 78%, and 81%, of total sales during fiscal years 2018, 2017 and 2016, respectively. As of December 29, 2018 and December 30, 2017, accounts receivable from five customers composed 71% and 73%, respectively, of total gross accounts receivable outstanding.

Fair Value Measurements

The Company follows the guidance in Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, to account for fair value measurements. The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

Level 1 – Observable inputs, such as quoted prices in active markets

Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3 – Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions

The Company’s derivative instruments represent the only balances which are measured at fair value on a recurring basis. The fair value of derivative instruments is based on quoted prices in active markets (Level 1 for cotton futures contracts). See Note 7 for separate disclosure of derivatives measured at fair value.

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

Basis of Foreign Currency Translation

The functional currency for Grupo is the Mexican peso.  Grupo’s financial statements are translated into U.S. dollars for consolidation purposes. Investment and equity accounts are translated at historical values. All other asset and liability accounts are translated at quoted year end rates. Revenue and expenses are translated on a monthly basis at the average rates of exchange in effect during the periods.  Gains and losses on translation are recorded in accumulated other comprehensive loss as a component of members’ equity on the accompanying consolidated balance sheets.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Repairs and maintenance that do not extend the life of the applicable assets are expensed. Provisions for depreciation are determined principally by an accelerated method over the estimated useful lives of the assets.

Assets Held for Sale

Assets held for sale represent those assets that are not in use and management is actively marketing for sale.  Depreciation of such assets has ceased.  At December 29, 2018, such assets consisted primarily of three buildings that were previously used as manufacturing buildings.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets to determine impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  In fiscal year 2018, there was $99,000 loss on impairment.  In fiscal year 2017, there was $309,000 loss on impairment.  In fiscal year 2016, no impairment charges were recorded.

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

The Company recognizes income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired.  The Company recognized income of $13,138,000, $13,141,000 and $14,949,000, for the cotton consumption portion of the subsidy earned during fiscal years 2018, 2017, and 2016, respectively, as a reduction to cost of goods sold in the accompanying consolidated statements of operations.

The Company records the portion of the cotton subsidy deemed to be associated with the qualifying capital expenditures as a reduction of the cost of the equipment purchased. The portion of the subsidy earned associated with the qualifying capital expenditures for 2018, 2017, and 2016 was $426,000, $467,000, and $609,000, respectively. These amounts are amortized over the nine year useful life of the corresponding assets on a double declining methodology.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

The Company had receivables totaling $1,916,000 and $925,000 related to the subsidy program as of December 29, 2018 and December 30, 2017, respectively, which is included as a component of other receivables on the accompanying consolidated balance sheets.

Shipping Costs

The costs to ship products to customers of approximately $25,583,000, $22,037,000 and $22,196,000 during the fiscal years ended December 29, 2018, December 30, 2017, December 31, 2016, respectively, are included as a component of cost of goods sold in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Revenue From Contracts With Customers (Accounting Standards Update (“ASU”) 2014-09), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The pronouncement is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As amended by Revenue From Contracts With Customers: Deferral of the Effective Date (ASU 2015‑14), this pronouncement is effective for fiscal years beginning after December 15, 2018. The Company has elected the modified retrospective method of adoption. While the assessment is ongoing, to date, the Company has not identified a material impact on its consolidated financial statements.

In February 2016, the FASB issued Leases (ASU 2016-02) that requires companies to recognize lease assets and lease liabilities by lessees for all operating leases.  The pronouncement is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements.

2.	Inventories, Net

Inventories are stated at the lower of cost or net realizable value. Cost was determined using the specific identification method for raw materials, yarn-in-process, and finished yarn inventories. The Company performs periodic assessments to determine the existence of obsolete and slow-moving inventories and records necessary provisions to reduce such inventories to net realizable value. Inventories, net as of December 29, 2018 and December 30, 2017, consist of the following:

	2018	2017

Cotton and synthetics	$ 54,796,000	$ 53,370,000
Yarn in process	9,632,000	9,767,000
Finished yarn	53,049,000	42,274,000
Supplies	1,733,000	1,773,000
Gross inventories	119,210,000	107,184,000
Less: Inventory reserves	(1,618,000)	(1,680,000)
Inventories, net	$ 117,592,000	$ 105,504,000

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

3.	Property, Plant and Equipment, Net

A summary of property, plant and equipment, net as of December 29, 2018 and December 30, 2017, is as follows:

	Useful
	Lives in
	Years	2018	2017

Land and land improvements	15	$ 8,906,000	$ 9,089,000
Buildings	15 - 39	114,025,000	116,502,000
Machinery and equipment	5 - 9	568,613,000	581,097,000
Office furniture and fixtures	3 - 7	12,258,000	12,064,000
		703,802,000	718,752,000
Less: accumulated depreciation		(563,726,000)	(557,911,000)
Construction in progress		8,641,000	2,367,000
Property, plant and equipment, net		$ 148,717,000	$ 163,208,000

Depreciation expense for the fiscal years ended December 29, 2018, December 30, 2017, December 31, 2016, was $39,447,000, $39,306,000 and $44,951,000, respectively.

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

The provision for income taxes for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, is comprised of the following:

	2018	2017	2016

Current income tax	$ 706,000	$ 1,548,000	$ 1,145,000
Deferred income tax	(197,000)	(81,000)	(119,000)
Total income tax	$ 509,000	$ 1,467,000	$ 1,026,000

Summit Holding maintains that the undistributed earnings of Grupo will be indefinitely reinvested in foreign jurisdictions; therefore, no deferred tax liability has been recorded with respect to this subsidiary’s earnings. The Company continues to believe that these earnings are indefinitely reinvested; however, the Company may change this assertion in a future period.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

In December 2017, H.R.1, formerly known as the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act included a number of changes to existing U.S. tax laws. The 2017 Tax Act eliminated the deferral of U.S. income tax on the historical unrepatriated earnings by imposing the Transition Toll Tax, which was a one-time mandatory deemed repatriation tax on undistributed foreign earnings. The Transition Toll Tax was assessed on a U.S. shareholder's share of foreign corporation's accumulated foreign earnings that had not previously been taxed in the U.S.  Earnings in the form of cash and cash equivalents were taxed at a rate of 15.5% and all other earnings were taxed at a rate of 8.0%. The Company recorded a provision for the Transition Toll Tax in an amount of $877,000, included in current income tax expense for the year ended December 30, 2017. The Transition Toll Tax liability was recorded in accrued expenses and other long-term liabilities, in the amounts of $70,000 and $807,000, respectively.

As more information became available, an adjustment to the Transition Toll Tax recorded in 2017 was deemed necessary.  The Transition Toll Tax was reduced by $236,000 to $641,000.  A payment was made in 2018 for $70,000.   As of December 29, 2018, the remaining tax liability is recorded in accrued expenses and other long-term liabilities, in the amounts of $32,000 and $539,000, respectively.

The most significant temporary difference that gives rise to deferred tax liabilities is fixed assets. Grupo has recorded a deferred tax liability of $786,000 related to deferred tax basis differences which is included in other long-term liabilities. For Grupo, the effective tax rate differs from the statutory rates primarily due to inflationary adjustments under the Mexican tax regime and non-deductible expenses.

The Company does not believe that it has taken any uncertain tax positions that would require recognition of a contingent liability. The tax returns of Summit Holding for tax years 2015 and forward remain subject to examination by U.S. tax authorities, while the tax years 2007 through 2014 remain subject to examination by U.S. tax authorities to the extent of net operating loss carryforwards, which are not significant. Grupo’s tax returns remain subject to examination by Mexican tax authorities for tax years 2013 and forward.

5.	Deferred Financing Costs, Net

The Company capitalized financing costs of $520,000 in 2017 related to a new revolving credit facility. There were $158,000 in unamortized deferred financing costs from the prior facility that continue to be associated with the new credit facility.   These costs are being amortized over the term of the debt agreement, which matures on April 26, 2022.  Amortization of these costs totaled $136,000, $153,000 and $187,000 for fiscal years 2018, 2017, and 2016, respectively, and is included as a component of interest expense in the accompanying consolidated statements of operations.  In 2017, deferred financing costs of $55,000 were written off related to the extinguished credit facility (See Note 6). Estimated future amortization expense of deferred financing costs is summarized as follows:

Fiscal Year	Amount

2019	$ 136,000
2020	136,000
2021	136,000
2022	46,000

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

6.	Long-Term Debt – Related Party

On April 26, 2017, the Company entered into a $175,000,000 related party revolving credit facility with its Parent (the “New Facility”).  At the Company’s option, borrowings under the facility may be maintained as (1) “Prime Rate” loans or (2) “LIBOR” loans, plus applicable margins ranging from 0.25% to 2.25%.  The agreement includes customary covenants that require the borrower to maintain a minimum interest coverage ratio and restrict its leverage ratio.  The Company was in compliance with these covenants as of December 29, 2018.  There were no outstanding borrowings on the credit facility as of December 29, 2018 and December 30, 2017.  The facility matures April 26, 2022. The New Facility replaced a previous revolving credit facility with the Parent with similar terms.

7.	Derivative Instruments

All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. Derivatives held by the Company at December 29, 2018 and December 30, 2017 are considered non-designated. Changes in the fair value of the derivatives are recognized in earnings as they occur.

The Company is subject to price risk related to anticipated fixed-price yarn sales. In the normal course of business, under procedures established by the Company’s financial risk management framework, the Company may enter into cotton futures contracts to manage changes in raw material prices in order to protect the gross margin of fixed-price yarn sales. The changes in fair value related to these cotton futures are reflected as an operating activity in the accompanying consolidated statements of cash flows. As of December 29, 2018 and December 30, 2017, the Company has recorded these instruments at their fair value of $623,000 and $1,509,000, respectively, in the accompanying consolidated balance sheets.

	Balance Sheet	Fair Value	Fair Value
	Location	December 29, 2018	December 30, 2017

Derivative assets, commodity contracts
Nonhedges	Derivative assets	$ 207,000	$ 2,912,000
Derivative liabilities, commodity contracts
Nonhedges	Derivative liabilities	(169,000)	(6,877,000)
Due from broker		585,000	5,474,000
Net derivative asset		$ 623,000	$ 1,509,000

The Company’s derivative instruments are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy. The fair value of the derivative instruments are classified as current assets and liabilities as of December 29, 2018 and December 30, 2017. The Company did not have any assets or liabilities classified as Level 2 or Level 3 at December 29, 2018 and December 30, 2017.

The Company enters into forward contracts for certain cotton purchases, which qualify as derivative instruments. However, these contracts meet the applicable criteria to qualify for the “normal purchases and normal sales” exemption in ASC 815, “Derivatives and Hedging”. Therefore, the derivative accounting requirements are not applicable to these contracts.

The Company recorded net gains on forward contracts and cotton purchase agreements designated as derivatives of $2,140,000, $2,380,000 and $3,565,000 for the years ended

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

December 29, 2018, December 30, 2017, and December 31, 2016, respectively. These gains are included in the cost of goods sold in the accompanying consolidated statements of operations.

Collateral is settled daily on these contracts and is shown on the balance sheet as “Due to broker” or “Due from broker”.

8.	Defined Contribution Plan

The Company maintains a defined contribution retirement plan available to substantially all employees. The Company’s contributions are based on a formula for matching employee contributions. The Company incurred costs for this plan of $987,000, $987,000 and $1,003,000, during the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

9.	Related-Party Transactions

Shared Expenses Allocation

The Company and Mills share certain warehousing, distribution and manufacturing expenses that are allocated based on the usages of these services. Amounts charged to the Company for these services were $7,321,000, $7,386,000, and $10,646,000, for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively, and are recorded as a component of cost of goods sold.

Parkdale, Inc. incurs certain accounting and administrative expenses that are allocated to the Company and Mills based upon a weighted average of certain key indicators, including, but not limited to, pounds of yarn sold and net sales. Amounts charged to the Company by Parkdale, Inc. were $11,842,000, $10,777,000 and $11,476,000 for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively, and are recorded as a component of general and administrative expenses.

Due to and from Affiliates

Due to and from affiliates as of December 29, 2018 and December 30, 2017, consists of the following:

	2018	2017

Due from Parkdale Mills de Honduras	$ 44,000	$ 242,000
Due from U.S. Cotton, LLC	10,000	215,000
Due from affiliates	$ 54,000	$ 457,000
Due to Mills and subsidiary	$ 4,765,000	$ 3,583,000
Due to D'sky DSC S.R.L.	179,000	70,000
Due to Parkdale Mills de El Salvador	67,000	114,000
Due to Parkdale Inc.	1,835,000	2,734,000
Due to affiliates	$ 6,846,000	$ 6,501,000

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

Amounts due to and from affiliates result from intercompany charges related to inventory purchases, accounts receivable collections, payroll tax payments, and the administrative expense allocation.

Other

The Company entered into a revolving credit facility with its parent company in fiscal year 2017. See also Note 6.

10.	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for various buildings. Future minimum lease payments during the remaining noncancelable lease terms as of December 29, 2018 are $39,000 (payable in 2019).

Rent expense for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, was $444,000, $440,000 and $577,000, respectively.

Purchase and Sales Commitments

At December 29, 2018 and December 30, 2017, the Company had unfulfilled cotton purchase commitments, at varying prices, for approximately 444,467,000 and 433,168,000 pounds of cotton, respectively, to be used in the production process. These contracts are generally effective for approximately one year. At December 29, 2018, December 30, 2017, and December 31, 2016, the Company had unfulfilled yarn sales contracts, at varying prices, with various customers that are not expected to result in any loss to the Company.

Contingencies

The Company is involved in various legal actions and claims arising in the normal course of business. Management believes that the resolution of such matters will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

11.	Members’ and Stockholders’ Equity

The annual net income of Grupo is subject to the Mexican legal requirement that 5% thereof be transferred to a legal reserve each year until the reserve equals 20% of capital stock. This reserve may not be distributed to the stockholders during the existence of Grupo, except in the form of stock dividends. The legal reserve for Grupo had not been met as of December 29, 2018.

12.	Subsequent Events

The Company evaluated transactions occurring after December 29, 2018 in accordance with ASC Topic 855, Subsequent Events, through March 27, 2019, which is the date the accompanying consolidated financial statements were available for issuance.