Form 10-Q
period 2019-03-31
UNIFI INC
filed 2019-05-08
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	UFI	New York Stock Exchange

As of May 2, 2019, there were 18,423,538 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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
•

other factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2018 and in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018.

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

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2019

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2019	June 24, 2018
ASSETS
Cash and cash equivalents	$27,898	$44,890
Receivables, net	91,701	86,273
Inventories	130,981	126,311
Income taxes receivable	13,039	10,291
Other current assets	16,365	6,529
Total current assets	279,984	274,294
Property, plant and equipment, net	207,303	205,516
Deferred income taxes	3,159	3,288
Investments in unconsolidated affiliates	114,747	112,639
Other non-current assets	3,598	6,070
Total assets	$608,791	$601,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$47,726	$48,970
Accrued expenses	13,076	17,720
Income taxes payable	7,899	1,317
Current portion of long-term debt	16,054	16,996
Total current liabilities	84,755	85,003
Long-term debt	119,804	113,553
Other long-term liabilities	5,685	5,337
Income tax payable	—	470
Deferred income taxes	7,092	7,663
Total liabilities	217,336	212,026

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,410,594 and 18,352,824 shares issued and outstanding as of March 31, 2019 and June 24, 2018, respectively)	1,841	1,835
Capital in excess of par value	59,088	56,726
Retained earnings	373,666	371,753
Accumulated other comprehensive loss	(43,140)	(40,533)
Total shareholders’ equity	391,455	389,781
Total liabilities and shareholders’ equity	$608,791	$601,807

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Net sales	$179,989	$165,867	$529,311	$497,587
Cost of sales	166,198	149,311	481,345	435,063
Gross profit	13,791	16,556	47,966	62,524
Selling, general and administrative expenses	11,439	13,846	40,672	41,335
Provision (benefit) for bad debts	218	27	381	(104)
Other operating expense, net	1,359	1,100	1,218	1,763
Operating income	775	1,583	5,695	19,530
Interest income	(149)	(182)	(448)	(444)
Interest expense	1,256	1,187	4,078	3,562
Loss on extinguishment of debt	—	—	131	—
Equity in earnings of unconsolidated affiliates	(1,873)	(544)	(3,126)	(3,842)
Income before income taxes	1,541	1,122	5,060	20,254
Provision (benefit) for income taxes	3,070	946	3,606	(684)
Net (loss) income	$(1,529)	$176	$1,454	$20,938

Net (loss) income per common share:
Basic	$(0.08)	$0.01	$0.08	$1.15
Diluted	$(0.08)	$0.01	$0.08	$1.12

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Net (loss) income	$(1,529)	$176	$1,454	$20,938
Other comprehensive (loss) income:
Foreign currency translation adjustments	55	1,047	(1,454)	1,571
Foreign currency translation adjustments for an unconsolidated affiliate	102	439	144	(154)
Changes in interest rate swaps, net of tax of $173, $0, $392 and $0, respectively	(572)	1,142	(1,297)	2,634
Other comprehensive (loss) income, net	(415)	2,628	(2,607)	4,051
Comprehensive (loss) income	$(1,944)	$2,804	$(1,153)	$24,989

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	March 31, 2019	March 25, 2018
Cash and cash equivalents at beginning of year	$44,890	$35,425
Operating activities:
Net income	1,454	20,938
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of unconsolidated affiliates	(3,126)	(3,842)
Distributions received from unconsolidated affiliates	1,380	11,226
Depreciation and amortization expense	17,242	16,844
Non-cash compensation expense	2,758	4,878
Deferred income taxes	(190)	(8,441)
Other, net	(459)	(180)
Changes in assets and liabilities:
Receivables, net	(5,877)	(6,084)
Inventories	(13,409)	(9,424)
Other current assets	(1,338)	(493)
Accounts payable and accrued expenses	(4,523)	(323)
Income taxes	3,388	(464)
Other, net	1,183	354
Net cash (used in) provided by operating activities	(1,517)	24,989

Investing activities:
Capital expenditures	(19,199)	(17,091)
Other, net	9	—
Net cash used in investing activities	(19,190)	(17,091)

Financing activities:
Proceeds from ABL Revolver	93,300	80,200
Payments on ABL Revolver	(97,400)	(70,500)
Proceeds from ABL Term Loan	20,000	—
Payments on ABL Term Loan	(5,000)	(7,500)
Payments on capital lease obligations	(5,308)	(5,286)
Proceeds from stock option exercises	273	219
Payments of debt financing fees	(720)	—
Other	(1,017)	(597)
Net cash provided by (used in) financing activities	4,128	(3,464)

Effect of exchange rate changes on cash and cash equivalents	(413)	717
Net (decrease) increase in cash and cash equivalents	(16,992)	5,151
Cash and cash equivalents at end of period	$27,898	$40,576

See accompanying notes to condensed consolidated financial statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The fiscal quarter for Unifi, Inc. and all of its wholly owned subsidiaries ended on March 31, 2019, the last Sunday in March.  The three-month periods ended March 31, 2019 and March 25, 2018 consisted of 13 fiscal weeks. The nine-month periods ended March 31, 2019 and March 25, 2018 consisted of 40 and 39 fiscal weeks, respectively.

3.  Recent Accounting Pronouncements

Issued and Pending Adoption

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The new guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new lease guidance is effective for UNIFI’s fiscal 2020.

Upon adoption, UNIFI expects to make an accounting policy election to not reflect leases with an initial term of 12 months or less in the Consolidated Balance Sheets, recognizing those respective lease payments in the Consolidated Statements of Operations on a straight-line basis over the respective lease term. UNIFI also plans to elect the package of transition practical expedients which would allow UNIFI to carry forward prior conclusions related to: (i) whether any expired or existing contracts are leases or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for existing leases. UNIFI does not expect to elect the hindsight practical expedient.

UNIFI continues to assess the effect the guidance will have on its existing accounting policies and the Consolidated Financial Statements, and upon adoption, expects there will be approximately a 1% increase in total assets on the Consolidated Balance Sheets due to the recognition of right-of-use assets and corresponding lease liabilities.

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

(Unaudited)

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

The following table presents disaggregated revenues for UNIFI:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Third-party textile manufacturer	$177,977	$163,616	$522,636	$491,143
Service	2,012	2,251	6,675	6,444
Net sales	$179,989	$165,867	$529,311	$497,587

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

(Unaudited)

Impact of adoption of New Revenue Recognition Guidance

The following table summarizes the impact of the adoption of the New Revenue Recognition Guidance on UNIFI's applicable financial statement line items for the nine months ended March 31, 2019. Any impact to other financial statement line items is insignificant and excluded from the below.

Financial Statement Line Item	Treatment under previous Revenue Recognition Guidance	Adjustments in connection with New Revenue Recognition Guidance	As reported under New Revenue Recognition Guidance
Revenue	$528,414	$897	$529,311
Cost of sales	$480,680	$665	$481,345
Gross profit (loss)	$47,734	$232	$47,966
Inventory	$139,610	$(8,629)	$130,981
Contract assets	$—	$9,454	$9,454

Contract assets represents the estimated revenue attributable to UNIFI in connection with completed performance obligations under contracts with customers for which revenue is recognized over time. The contract assets are classified to receivables when the right to payment becomes unconditional. The $9,454 change in the contract assets balance from June 24, 2018 to March 31, 2019 represents the routine recognition of satisfied performance obligations, in connection with adoption of and treatment under the New Revenue Recognition Guidance.

5.  Receivables, Net

Receivables, net consists of the following:

	March 31, 2019	June 24, 2018
Customer receivables	$94,419	$87,633
Allowance for uncollectible accounts	(2,398)	(2,059)
Reserves for yarn quality claims	(1,052)	(564)
Net customer receivables	90,969	85,010
Other receivables	732	1,263
Total receivables, net	$91,701	$86,273

There have been no material changes in UNIFI’s allowance for uncollectible accounts or reserves for yarn quality claims since June 24, 2018.

6.  Inventories

Inventories consists of the following:

	March 31, 2019	June 24, 2018
Raw materials	$49,725	$45,448
Supplies	8,859	7,314
Work in process	9,034	8,834
Finished goods	65,912	66,314
Gross inventories	133,530	127,910
Inventory reserves	(2,549)	(1,599)
Total inventories	$130,981	$126,311

In connection with UNIFI’s utilization of the modified retrospective method of adopting the New Revenue Recognition Guidance, prior period balances were not adjusted to reflect the impact that the New Revenue Recognition Guidance would have had on prior periods. See Note 4, “Revenue Recognition,” for further detail regarding the impact of the New Revenue Recognition Guidance to fiscal 2019.

7.  Other Current Assets

Other current assets consists of the following:

	March 31, 2019	June 24, 2018
Contract assets	$9,454	$—
Vendor deposits	3,456	3,703
Prepaid expenses	1,847	1,802
Value-added taxes receivable	1,608	1,024
Total other current assets	$16,365	$6,529

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Vendor deposits primarily relates to down payments made toward the purchase of inventory. Prepaid expenses consists of advance payments for general operating expenses. Value-added taxes receivable relates to recoverable taxes associated with the sales and purchase activities of UNIFI’s foreign operations.

8.  Property, Plant and Equipment, Net

Property, plant and equipment (“PP&E”), net consists of the following:

	March 31, 2019	June 24, 2018
Land	$2,848	$2,860
Land improvements	15,201	15,118
Buildings and improvements	160,593	157,354
Assets under capital leases	31,977	34,568
Machinery and equipment	599,851	589,237
Computers, software and office equipment	22,636	19,723
Transportation equipment	5,815	5,029
Construction in progress	8,719	8,651
Gross PP&E	847,640	832,540
Less: accumulated depreciation	(632,700)	(619,654)
Less: accumulated amortization – capital leases	(7,637)	(7,370)
Total PP&E, net	$207,303	$205,516

Depreciation expense and repair and maintenance expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Depreciation expense	$5,257	$5,387	$16,181	$15,747
Repair and maintenance expenses	5,301	5,024	16,148	14,528

9.  Accrued Expenses

Accrued expenses consists of the following:

	March 31, 2019	June 24, 2018
Payroll and fringe benefits	$7,128	$10,833
Severance	1,764	362
Other	4,184	6,525
Total accrued expenses	$13,076	$17,720

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

10.  Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	March 31, 2019	March 31, 2019	June 24, 2018
ABL Revolver	December 2023	3.7%	$24,000	$28,100
ABL Term Loan (1)	December 2023	3.3%	100,000	85,000
Capital lease obligations	(2)	3.9%	12,879	18,107
Total debt			136,879	131,207
Current portion of capital lease obligations			(6,054)	(6,996)
Current portion of other long-term debt			(10,000)	(10,000)
Unamortized debt issuance costs			(1,021)	(658)
Total long-term debt			$119,804	$113,553

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for capital lease obligations range from August 2019 to November 2027.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2019, the following four fiscal years and thereafter:

	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter
ABL Revolver	$—	$—	$—	$—	$—	$24,000
ABL Term Loan	2,500	10,000	10,000	10,000	10,000	57,500
Capital lease obligations	1,704	5,559	2,633	2,417	90	476
Total	$4,204	$15,559	$12,633	$12,417	$10,090	$81,976

11.  Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	March 31, 2019	June 24, 2018
Supplemental post-employment plan	$2,674	$3,045
Uncertain tax positions	1,121	131
Other	1,890	2,161
Total other long-term liabilities	$5,685	$5,337

Other primarily includes certain retiree and post-employment medical and disability liabilities, deferred revenue and deferred energy incentive credits.

12.  Income Taxes

The provision (benefit) for income taxes was as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Provision (benefit) for income taxes	$3,070	$946	$3,606	$(684)
Effective tax rate	199.2%	84.3%	71.3%	(3.4)%

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation H.R. 1, formerly known as the Tax Cuts and Jobs Act.  H.R. 1 includes significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, full expensing for investments in new and used qualified property, additional limitations on the deductions for executive compensation and interest expense, and the transition of the U.S. international tax system from a worldwide tax to a territorial tax system.  As a fiscal-year taxpayer, certain provisions of H.R. 1 impacted UNIFI in fiscal 2018, including the change in the U.S. federal corporate income tax rate and the one-time transition tax (“toll charge”), while other provisions became effective for UNIFI at the beginning of fiscal 2019. The enactment of H.R. 1 resulted in recording a total provisional tax benefit of $396 for the period ending June 24, 2018. For a full description of the impact of H.R. 1 for the year ended June 24, 2018, refer to Note 14, “Income Taxes,” in the 2018 Form 10-K.

In the second quarter of fiscal 2019, UNIFI recorded an additional tax benefit of $1,734 related to the enactment of H.R. 1. In the third quarter of fiscal 2019, UNIFI recorded tax expense of $880 related to the enactment of H.R. 1, which increased the tax rate for the three-month period by 57.1%, for a total year-to-date benefit of $854. The total tax benefit related to the enactment of H.R. 1 was $1,322, primarily consisting of $3,997 of tax benefit related to the re-measurement of deferred tax balances, and $2,747 of tax expense related to the toll charge, net of foreign tax credits. Although UNIFI no longer considers these amounts to be provisional, the income tax effects of H.R. 1 may change following future legislation or further interpretation of H.R. 1 based on the publication of guidance from the U.S. Internal Revenue Service (the “IRS”) and state tax authorities.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Income Tax Expense

UNIFI’s provision for income taxes for the nine months ended March 31, 2019 and March 25, 2018 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to year-to-date income.  Tax effects of significant, unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

The effective tax rate for the three months ended March 31, 2019 was higher than the U.S. federal statutory rate primarily due to the effect of the GILTI provisions enacted in H.R. 1, adjustments to enactment date tax reform impacts, losses in tax jurisdictions for which no tax benefit could be recognized, and foreign withholding taxes.

The effective tax rate for the nine months ended March 31, 2019 was higher than the U.S. federal statutory rate primarily due to the effects of the GILTI provisions enacted in H.R. 1, losses in tax jurisdictions for which no tax benefit could be recognized, earnings taxed at higher rates in foreign jurisdictions, and foreign withholding taxes. These rate detriments were partially offset by adjustments to enactment date tax reform impacts.

The effective tax rate for the three months ended March 25, 2018 was higher than the U.S. federal statutory rate primarily due to an increase in the valuation allowance for the Company’s investment in PAL, the rate change impact on a U.S. net loss carryforward generated in that three-month period that will be used at a lower tax rate in the future, and additional limitations on the deductibility of compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “IRC”).

The effective tax rate for the nine months ended March 25, 2018 was lower than the U.S. federal statutory rate primarily due to the one-time tax benefit resulting from the revaluation of UNIFI’s domestic deferred tax balances for the lower U.S. statutory tax rate, the release of a valuation allowance on certain historical net operating losses (“NOLs”) and foreign income being taxed at lower rates. These benefits were partially offset by a provisional amount for the toll charge, net of foreign tax credits, and losses in tax jurisdictions for which no tax benefit can currently be recognized.

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

The components of UNIFI’s deferred tax valuation allowance are as follows:

	March 31, 2019	June 24, 2018
Investment in a former domestic unconsolidated affiliate	$(3,942)	$(3,942)
Equity-method investment in PAL	(1,443)	(1,580)
Certain losses carried forward (1)	(1,562)	(1,562)
State NOLs	(166)	(169)
Other foreign NOLs	(1,695)	(2,460)
Foreign tax credits	(15,113)	(5,430)
Disallowed interest expense	(382)	—
Total deferred tax valuation allowance	$(24,303)	$(15,143)

(1)	Certain U.S. NOLs and capital losses outside the U.S. consolidated tax filing group.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13.  Shareholders’ Equity

For the three-months ended March 31, 2019:

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 30, 2018	18,383	$1,838	$59,619	$375,195	$(42,725)	$393,927
Options exercised	6	—	29	—	—	29
Conversion of restricted stock units	24	3	(3)	—	—	—
Stock-based compensation	9	1	(314)	—	—	(313)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(11)	(1)	(243)	—	—	(244)
Other comprehensive loss, net of tax	—	—	—	—	(415)	(415)
Net loss	—	—	—	(1,529)	—	(1,529)
Balance at March 31, 2019	18,411	$1,841	$59,088	$373,666	$(43,140)	$391,455

For the nine-months ended March 31, 2019:

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 24, 2018	18,353	$1,835	$56,726	$371,753	$(40,533)	$389,781
Options exercised	22	2	271	—	—	273
Conversion of restricted stock units	41	4	(4)	—	—	—
Stock-based compensation	10	1	2,471	—	—	2,472
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(15)	(1)	(376)	—	—	(377)
Other comprehensive loss, net of tax	—	—	—	—	(2,607)	(2,607)
Adoption of the New Revenue Recognition Guidance	—	—	—	459	—	459
Net income	—	—	—	1,454	—	1,454
Balance at March 31, 2019	18,411	$1,841	$59,088	$373,666	$(43,140)	$391,455

For the three-months ended March 25, 2018:

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 24, 2017	18,291	$1,829	$55,215	$360,702	$(31,457)	$386,289
Options exercised	17	1	(1)	—	—	—
Conversion of restricted stock units	26	3	(3)	—	—	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(6)	(1)	(196)	—	—	(197)
Stock-based compensation	—	1	1,184	—	—	1,185
Other comprehensive income, net of tax	—	—	—	—	2,628	2,628
Net income	—	—	—	176	—	176
Balance at March 25, 2018	18,328	$1,833	$56,199	$360,878	$(28,829)	$390,081

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

For the nine-months ended March 25, 2018:

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

No dividends were paid during the nine months ended March 31, 2019 or in the two most recently completed fiscal years.

Stock Repurchase Program

On April 23, 2014, UNIFI announced that its Board of Directors (the “Board”) had approved a stock repurchase program (the “2014 SRP”) under which UNIFI was authorized to acquire up to $50,000 of its common stock.  UNIFI made no repurchases of its shares of common stock during the nine months ended March 31, 2019. Through October 31, 2018 (the date the 2014 SRP was terminated, as discussed below), UNIFI had repurchased a total of 806 shares, at an average price of $27.79 (for a total of $22,409, inclusive of commission costs) pursuant to the 2014 SRP.

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

As of March 31, 2019, $50,000 remained available for repurchase under the 2018 SRP.

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

The 2013 Plan expired in accordance with its terms on October 24, 2018, and the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan (the “Amended 2013 Plan”) became effective on that same day, upon approval by shareholders at UNIFI’s annual meeting of shareholders held on October 31, 2018.  The Amended 2013 Plan increased the number of shares available for future issuance pursuant to awards granted under the Amended 2013 Plan to 1,250 and removed provisions no longer applicable due to the recent changes to Section 162(m) of the IRC. The material terms and provisions of the Amended 2013 Plan are otherwise similar to those of the 2013 Plan.  No additional awards can be granted under the 2013 Plan; however, prior awards outstanding under the 2013 Plan remain subject to that plan’s provisions.

The following table provides information as of March 31, 2019 with respect to the number of securities remaining available for future issuance under the Amended 2013 Plan:

Authorized under the Amended 2013 Plan	1,250
Plus: Awards expired, forfeited or otherwise terminated unexercised	125
Less: Awards granted to employees	(265)
Less: Awards granted to non-employee directors	(89)
Available for issuance under the Amended 2013 Plan	1,021

During the nine months ended March 31, 2019 and March 25, 2018, UNIFI granted stock options to purchase 223 and 73 shares of common stock, respectively.

During the nine months ended March 31, 2019 and March 25, 2018, UNIFI granted 74 and 116 restricted stock units, respectively.

During the nine months ended March 31, 2019 and March 25, 2018, UNIFI granted 47 and 0 vested share units, respectively.

During the nine months ended March 31, 2019 and March 25, 2018, UNIFI granted 10 and 4 shares of common stock, respectively.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15.  Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

UNIFI may use derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates.  UNIFI does not enter into derivative contracts for speculative purposes. The following table presents details regarding UNIFI’s hedging activities:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Interest expense	$1,256	$1,187	$4,078	$3,562
Decrease (increase) in fair value of interest rate swaps	745	(1,142)	1,689	(2,634)
Impact of interest rate swaps on interest expense	(111)	65	(217)	319

For the nine months ended March 31, 2019 and March 25, 2018, there were no significant changes to UNIFI’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

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

16.  Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 24, 2018	$(42,268)	$1,735	$(40,533)
Other comprehensive loss, net of tax	(1,310)	(1,297)	(2,607)
Balance at March 31, 2019	$(43,578)	$438	$(43,140)

A summary of the after-tax effects of the components of other comprehensive (loss) income, net for the three-month and nine-month periods ended March 31, 2019 and March 25, 2018 is included in the accompanying condensed consolidated statements of comprehensive (loss) income.

17.  Earnings Per Share

The components of the calculation of earnings (loss) per share (“EPS”) are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Net (loss) income	$(1,529)	$176	$1,454	$20,938
Basic weighted average shares	18,394	18,309	18,381	18,275
Net potential common share equivalents – stock options and stock units	—	392	361	342
Diluted weighted average shares	18,394	18,701	18,742	18,617
Excluded from diluted weighted average shares:
Anti-dilutive common share equivalents	359	96	388	163

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

18.  Investments in Unconsolidated Affiliates and Variable Interest Entities

UNIFI currently maintains investments in three entities classified as unconsolidated affiliates: PAL; U.N.F. Industries, Ltd. (“UNF”); and UNF America LLC (“UNFA”). As of March 31, 2019, UNIFI’s investment in PAL was $112,431 and UNIFI’s combined investments in UNF and UNFA were $2,316, each of which is reflected within investments in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Parkdale America, LLC

PAL is a limited liability company treated as a partnership for income tax reporting purposes.  UNIFI accounts for its investment in PAL using the equity method of accounting.  PAL is subject to price risk related to anticipated fixed-price yarn sales.  To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices.  The derivative instruments used are listed and traded on an exchange and are valued using quoted prices classified within Level 1 of the fair value hierarchy.  As of March 31, 2019, PAL had no futures contracts designated as cash flow hedges.

The reconciliation between UNIFI’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of March 31, 2019	$130,522
Initial excess capital contributions	53,363
Impairment charge recorded by UNIFI in fiscal 2007	(74,106)
Anti-trust lawsuit against PAL in which UNIFI did not participate	2,652
Investment as of March 31, 2019	$112,431

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

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates.  As of March 31, 2019, UNIFI’s open purchase orders related to this agreement were $4,269.

UNIFI’s raw material purchases under this supply agreement consist of the following:

	For the Nine Months Ended
	March 31, 2019	March 25, 2018
UNF	$1,478	$1,463
UNFA	17,199	16,291
Total	$18,677	$17,754

As of March 31, 2019 and June 24, 2018, UNIFI had combined accounts payable due to UNF and UNFA of $1,831 and $2,301, respectively.

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

	As of March 31, 2019			As of June 24, 2018
	PAL	Other	Total	PAL	Other	Total
Current assets	$298,563	$6,860	$305,423	$289,683	$7,598	$297,281
Noncurrent assets	158,033	732	158,765	162,242	875	163,117
Current liabilities	69,389	2,961	72,350	71,026	3,722	74,748
Noncurrent liabilities	3,321	—	3,321	3,389	—	3,389
Shareholders’ equity and capital accounts	383,886	4,631	388,517	377,510	4,751	382,261

UNIFI’s portion of undistributed earnings	43,452	1,040	44,492	41,429	887	42,316

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	For the Three Months Ended March 31, 2019			For the Three Months Ended March 25, 2018
	PAL	Other	Total	PAL	Other	Total
Net sales	$225,160	$6,217	$231,377	$199,473	$5,764	$205,237
Gross profit	8,638	1,149	9,787	6,078	1,001	7,079
Income from operations	3,868	733	4,601	80	601	681
Net income	4,142	740	4,882	1,409	611	2,020
Depreciation and amortization	9,285	48	9,333	9,081	48	9,129

Cash received by PAL under cotton rebate program	3,053	—	3,053	3,220	—	3,220
Earnings recognized by PAL for cotton rebate program	3,195	—	3,195	3,386	—	3,386

Distributions received	—	750	750	1,798	750	2,548

	For the Nine Months Ended March 31, 2019			For the Nine Months Ended March 25, 2018
	PAL	Other	Total	PAL	Other	Total
Net sales	$626,812	$19,256	$646,068	$578,841	$18,213	$597,054
Gross profit	18,841	3,587	22,428	22,167	3,583	25,750
Income from operations	5,663	2,284	7,947	8,114	2,295	10,409
Net income	6,334	2,381	8,715	8,357	2,327	10,684
Depreciation and amortization	30,576	143	30,719	29,566	142	29,708

Cash received by PAL under cotton rebate program	8,773	—	8,773	10,162	—	10,162
Earnings recognized by PAL for cotton rebate program	9,444	—	9,444	9,832	—	9,832

Distributions received	130	1,250	1,380	8,976	2,250	11,226

19.  Commitments and Contingencies

Collective Bargaining Agreements

While employees of UNIFI’s Brazilian operations are unionized, none of the labor force employed by UNIFI’s domestic or other foreign subsidiaries is currently covered by a collective bargaining agreement.

Environmental

On September 30, 2004, Unifi Kinston, LLC (“UK”), a subsidiary of Unifi, Inc., completed its acquisition of polyester filament manufacturing assets located in Kinston, North Carolina from Invista S.a.r.l. (“INVISTA”).  The land for the Kinston site was leased pursuant to a 99-year ground lease (the “Ground Lease”) with E.I. DuPont de Nemours (“DuPont”).  Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the U.S. Environmental Protection Agency and the North Carolina Department of Environmental Quality (“DEQ”) pursuant to the Resource Conservation and Recovery Act Corrective Action program.  The program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and remediate the AOCs to comply with applicable regulatory standards.  Effective March 20, 2008, UK entered into a lease termination agreement associated with conveyance of certain assets at the Kinston site to DuPont.  This agreement terminated the Ground Lease and relieved UK of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to UK’s period of operation of the Kinston site, which was from 2004 to 2008.  At this time, UNIFI has no basis to determine if or when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same.

UK continues to own property (referred to as the “Kentec site”) acquired in the 2004 transaction with INVISTA that has contamination from DuPont’s prior operations and is monitored by DEQ.  The Kentec site has been remediated by DuPont, and DuPont has received authority from DEQ to discontinue further remediation, other than natural attenuation.  Prior to transfer of responsibility to UK, DuPont and UK had a duty to monitor and report the environmental status of the Kentec site to DEQ. UK expected to assume that responsibility in the first half of calendar 2019 and was entitled to receive from DuPont seven years of monitoring and reporting costs, less certain adjustments. UK would then assume sole responsibility for any future remediation of the site.

Effective April 10, 2019 UK assumed sole remediator responsibility of the Kentec site pursuant to its contractual obligations with INVISTA and received $180 of net monitoring and reporting costs due from DuPont.  In connection with monitoring, UK expects to sample and report to DEQ annually. UNIFI expects no active site remediation will be required and has no basis to determine any costs that may be associated with active remediation.

Leases

UNIFI routinely leases sales and administrative office space, warehousing and distribution centers, manufacturing space, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

There were no related party receivables as of March 31, 2019 or June 24, 2018.

Related party payables consists of the following:

	March 31, 2019	June 24, 2018
Salem Leasing Corporation (included within accounts payable)	$321	$306
Salem Leasing Corporation (capital lease obligation)	831	875
Total related party payables	$1,152	$1,181

Related party transactions in excess of $120 for the current or prior two fiscal years consist of the following amounts for the periods presented:

		For the Three Months Ended		For the Nine Months Ended
Affiliated Entity	Transaction Type	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Salem Leasing Corporation	Transportation equipment costs and capital lease debt service	$1,006	$1,028	$3,046	$2,978
Salem Global Logistics, Inc.	Freight service income	—	35	—	127

21.  Business Segment Information

UNIFI defines operating segments as components of the organization for which discrete financial information is available and operating results are evaluated on a regular basis by UNIFI’s Principal Executive Officer, who is the chief operating decision maker (the “CODM”), in order to assess performance and allocate resources. Characteristics of the organization which were relied upon in making the determination of reportable segments include the nature of the products sold, the organization’s internal structure, the trade policies in the geographic regions in which UNIFI operates, and the information that is regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.

UNIFI’s operating segments are aggregated into three reportable segments (the Polyester Segment, the Nylon Segment and the International Segment) based on similarities between the operating segments’ economic characteristics, nature of products sold, type of customer, methods of distribution and regulatory environment.

•

The operations within the Polyester Segment exhibit similar long-term economic characteristics and primarily sell into an economic trading zone covered by the North American Free Trade Agreement (“NAFTA”) and the Dominican Republic—Central America Free Trade Agreement (“CAFTA-DR”) (collectively, the regions comprising these economic trading zones are referred to as “NACA”) to similar customers utilizing similar methods of distribution. These operations derive revenues primarily from polyester-based products with sales primarily to other yarn manufacturers and knitters and weavers that produce yarn and/or fabric for the apparel, hosiery, automotive, home furnishings, industrial and other end-use markets. The Polyester Segment consists of sales and manufacturing operations in the United States and El Salvador.

•

The operations within the Nylon Segment exhibit similar long-term economic characteristics and primarily sell into NACA to similar customers utilizing similar methods of distribution. The Nylon Segment includes an immaterial operating segment in Colombia that sells similar nylon-based textile products to similar customers in Colombia and Mexico utilizing similar methods of distribution. These operations derive revenues primarily from nylon-based products with sales to knitters and weavers that produce fabric primarily for the apparel and hosiery markets.  The Nylon Segment consists of sales and manufacturing operations in the United States and Colombia.

•

The operations within the International Segment exhibit similar long-term economic characteristics and sell to similar customers utilizing similar methods of distribution in geographic regions that are outside of NACA. The International Segment primarily sells polyester-based products to knitters and weavers that produce fabric for the apparel, automotive, home furnishings, industrial and other end-use markets primarily in the South American and Asian regions.  The International Segment includes a manufacturing location in Brazil and sales offices in Brazil, China and Sri Lanka.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Selected financial information is presented below:

	For the Three Months Ended March 31, 2019
	Polyester	Nylon	International	All Other	Total
Net sales	$95,745	$25,563	$57,681	$1,000	$179,989
Cost of sales	92,221	23,251	49,784	942	166,198
Gross profit	3,524	2,312	7,897	58	13,791
Segment depreciation expense	3,858	516	420	47	4,841
Segment Profit	$7,382	$2,828	$8,317	$105	$18,632

	For the Three Months Ended March 25, 2018
	Polyester	Nylon	International	All Other	Total
Net sales	$88,763	$24,036	$51,989	$1,079	$165,867
Cost of sales	83,948	23,023	41,317	1,023	149,311
Gross profit	4,815	1,013	10,672	56	16,556
Segment depreciation expense	4,022	560	436	66	5,084
Segment Profit	$8,837	$1,573	$11,108	$122	$21,640

	For the Nine Months Ended March 31, 2019
	Polyester	Nylon	International	All Other	Total
Net sales	$281,665	$76,159	$168,271	$3,216	$529,311
Cost of sales	269,444	69,671	139,275	2,955	481,345
Gross profit	12,221	6,488	28,996	261	47,966
Segment depreciation expense	12,047	1,576	1,146	190	14,959
Segment Profit	$24,268	$8,064	$30,142	$451	$62,925

	For the Nine Months Ended March 25, 2018
	Polyester	Nylon	International	All Other	Total
Net sales	$266,817	$75,966	$151,694	$3,110	$497,587
Cost of sales	244,513	68,563	119,050	2,937	435,063
Gross profit	22,304	7,403	32,644	173	62,524
Segment depreciation expense	11,862	1,649	1,249	195	14,955
Segment Profit	$34,166	$9,052	$33,893	$368	$77,479

The reconciliations of segment gross profit to consolidated (loss) income before income taxes are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Polyester	$3,524	$4,815	$12,221	$22,304
Nylon	2,312	1,013	6,488	7,403
International	7,897	10,672	28,996	32,644
All Other	58	56	261	173
Segment gross profit	13,791	16,556	47,966	62,524
Selling, general and administrative expenses	11,439	13,846	40,672	41,335
Provision (benefit) for bad debts	218	27	381	(104)
Other operating expense, net	1,359	1,100	1,218	1,763
Operating income	775	1,583	5,695	19,530
Interest income	(149)	(182)	(448)	(444)
Interest expense	1,256	1,187	4,078	3,562
Loss on extinguishment of debt	—	—	131	—
Equity in earnings of unconsolidated affiliates	(1,873)	(544)	(3,126)	(3,842)
Income before income taxes	$1,541	$1,122	$5,060	$20,254

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The reconciliations of segment total assets to consolidated total assets are as follows:

	March 31, 2019	June 24, 2018
Polyester	$291,625	$284,261
Nylon	60,904	57,378
International	100,411	95,006
Segment total assets	452,940	436,645
Other current assets	19,496	30,945
Other PP&E	19,091	17,373
Other non-current assets	2,516	4,205
Investments in unconsolidated affiliates	114,748	112,639
Total assets	$608,791	$601,807

22.  Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Nine Months Ended
	March 31, 2019	March 25, 2018
Interest, net of capitalized interest of $178 and $137, respectively	$4,053	$3,254
Income tax payments, net	617	7,824

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds.

Non-Cash Investing and Financing Activities

As of March 31, 2019 and June 24, 2018, $2,205 and $3,187, respectively, were included in accounts payable for unpaid capital expenditures. As of March 25, 2018 and June 25, 2017, $2,308 and $3,234, respectively, were included in accounts payable for unpaid capital expenditures.

23. Subsequent Events

On April 30, 2019, the Board approved an amendment to UNIFI’s Amended and Restated By-laws, effective as of that date, to change its fiscal year end from the last Sunday in the month of June to the Sunday in June or July nearest June 30 of each year.  Because June 30, 2019 falls on a Sunday, UNIFI’s fiscal year end date for fiscal 2019 will remain June 30, 2019 as previously disclosed, and no transition report will be filed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended March 31, 2019, while a reference to the “prior period” refers to the three-month period ended March 25, 2018.  A reference to the “current nine-month period” refers to the nine-month period ended March 31, 2019, while a reference to the “prior nine-month period” refers to the nine-month period ended March 25, 2018.  Such references may be accompanied by certain phrases for added clarity. The current period and prior period each consisted of 13 fiscal weeks.

The current nine-month period consisted of 40 fiscal weeks, while the prior nine-month period consisted of 39 fiscal weeks.  UNIFI’s seasonal shutdown period for its operations in North and Central America (which typically occurs around December 25 each year) (the “seasonal shutdown period”) occurred in the second quarter of fiscal 2019 but fell in the third quarter of fiscal 2018.  Accordingly, both the current period and the current nine-month period include one additional shipping week compared to both the respective prior period and the prior nine-month period.

Our discussions in this Item 2 focus on our results during, or as of, the three months and nine months ended March 31, 2019 and March 25, 2018, and, to the extent applicable, any material changes from the information discussed in the 2018 Form 10-K or other important intervening developments or information.  These discussions should be read in conjunction with the 2018 Form 10-K for more detailed and background information about our business, operations and financial condition.

All amounts, except per share amounts, are presented in thousands (000s), except as otherwise noted.

Overview and Significant General Matters

UNIFI’s business focuses on delivering products and solutions to customers and brand partners throughout the world, leveraging our internal manufacturing capabilities and an enhanced global supply chain that delivers a diverse range of synthetic and recycled fibers and polymers. This strategic and synergistic focus includes three supporting pillars: (1) engaging in strategic relationships with like-minded entities, (2) growing our existing portfolio of technologies and capabilities and (3) expanding our supply chain to best serve indirect and direct customers. We refer to this three-pillared strategy as our “Partner, Innovate and Grow” strategy. UNIFI remains committed to this strategy, which it believes will increase profitability and generate improved cash flows from operations.

UNIFI has three reportable segments for its operations – the Polyester Segment, the Nylon Segment and the International Segment – as well as certain ancillary operations that include for-hire transportation services, which comprise an All Other category. The ancillary operations classified within All Other are insignificant for all periods presented; therefore, UNIFI’s discussion and analysis of those activities is generally limited to their impact on consolidated results, where appropriate. In discussion of its operating results in this report, UNIFI refers to its operations in the “NACA region,” which is the region comprised of the trade zones covered by NAFTA and CAFTA-DR.  In previous reports, we have referred to these regions as “the Region,” and we have referred to our operations within this region as our “Regional operations.”

Significant general matters for the current period and the current nine-month period include the following, each of which is addressed in more detail below:

•

Net sales for the current period increased $14,122 or 8.5%, to $179,989, compared to $165,867 for the prior period, and increased $19,446, or 11.7%, when excluding the impact of foreign currency translation;

•

Net sales for the current nine-month period increased $31,724, or 6.4%, to $529,311, compared to $497,587 for the prior nine-month period, and increased $48,966, or 9.8%, when excluding the impact of foreign currency translation;

•

Revenues from PVA products for the current period grew 13.5% compared to the prior period (or 17.3% when excluding the impact of foreign currency translation), and represented approximately 47% of consolidated net sales;

•	Gross margin was 7.7% for the current period, compared to 10.0% for the prior period, and was 9.1% for the current nine-month period, compared to 12.6% for the prior nine-month period;
•	Operating income was $775 for the current period, compared to $1,583 for the prior period, and was $5,695 for the current nine-month period, compared to $19,530 for the prior nine-month period; and
•	Diluted EPS was $(0.08) for the current period, compared to $0.01 for the prior period, and was $0.08 for the current nine-month period, compared to $1.12 for the prior nine-month period.

Consistent with the market and financial trends that have affected its business in the last several quarters, UNIFI continued to experience a number of challenges in the current period. External pressures in the NACA business included elevated raw material costs and suppressed demand for certain yarns, along with elevated levels of low-cost imports of polyester yarn from China into the U.S. The volatile nature of these external pressures made navigating the NACA environment even more difficult. Internal pressures included the implementation of selling price increases that left us less competitive, elevated inventory levels, and the result of weaker leverage of our cost structure. The combination of these external and internal pressures caused weaker fixed cost absorption and lower operating margins.

UNIFI experienced rising raw material costs throughout most of calendar 2018, which peaked in October 2018. By December 2018, UNIFI experienced a pullback in those costs and expected a slight decline in polyester raw material costs to favorably impact the current period. However, during the current period, raw material costs for UNIFI’s global operations had not retreated sufficiently enough to offset the ongoing gross margin pressure created by sustained and elevated levels of low-cost yarn imports into the U.S. textile market.

Amid these new and ongoing pressures, UNIFI has and is continuing to take actions to reduce costs. Prior to the current period, UNIFI’s annualized run-rate for selling, general and administrative expenses (“SG&A expenses”) was approaching $60,000. In connection with recent and ongoing cost reduction efforts, UNIFI is targeting a decrease of approximately 15% to that $60,000 annualized run-rate, such that fiscal 2020 SG&A expenses are expected to be approximately $50,000.

In addition, UNIFI remains committed to pursuing relief from the competitive pressures that have resulted from the elevated levels of low-cost and subsidized polyester textured yarn entering the U.S. market from countries such as China and India, which increased approximately 79% from 2013 to 2017 and which continued to grow during the first half of 2018.  Based on import data obtained prior to and subsequent to UNIFI’s filing of anti-dumping and countervailing duties petitions in October 2018, an increase of approximately 27% in polyester textured yarn imports from China into the U.S. placed even more pressure on UNIFI’s U.S. margins and competitiveness than had been anticipated in recent months.  UNIFI believes this surge in imports was due to efforts to stockpile imported yarn before preliminary duties are imposed.  Accordingly, we filed a “critical circumstances” allegation on April 2, 2019, asking the U.S. Department of Commerce (“Commerce”) to apply any countervailing and antidumping duties applicable to Chinese imports on a retroactive basis.  Commerce preliminarily granted this request on April 19, 2019, and on April 29, 2019 announced preliminary countervailing duties on imports of polyester textured yarn from (i) China at rates of 32% or more and (ii) India at rates of 7% or more.  For Chinese imports, these duties will apply retroactively dating 90 days prior to the date that the duties go into effect.  Preliminary antidumping duty determinations are expected on June 26, 2019, and these duties will also apply retroactively for Chinese imports dating 90 days prior to the date that the duties go into effect.  Final determinations of dumping, subsidization and injury are expected by the end of calendar 2019.  These positive announcements are critical steps in UNIFI’s efforts to better compete against imported yarns that have flooded the U.S. market in recent years.

Key Performance Indicators and Non-GAAP Financial Measures

UNIFI continuously reviews performance indicators to measure its success.  These performance indicators form the basis of management’s discussion and analysis included below:

•	sales volume and revenue for UNIFI and for each reportable segment;
•	gross profit and gross margin for UNIFI and for each reportable segment;
•	Net (loss) income and diluted EPS;
•	Segment Profit, which represents segment gross profit plus segment depreciation expense;
•	unit conversion margin, which represents unit net sales price less unit raw material costs, for UNIFI and for each reportable segment;
•	working capital, which represents current assets less current liabilities;
•	Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which represents Net (loss) income before net interest expense, income tax expense and depreciation and amortization expense;
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

Non-GAAP Reconciliations

EBITDA and Adjusted EBITDA

The reconciliations of the amounts reported under GAAP for Net (loss) income to EBITDA and Adjusted EBITDA are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Net (loss) income	$(1,529)	$176	$1,454	$20,938
Interest expense, net	1,107	1,005	3,630	3,118
Provision (benefit) for income taxes	3,070	946	3,606	(684)
Depreciation and amortization expense	5,535	5,617	17,015	16,566
EBITDA	8,183	7,744	25,705	39,938

Equity in earnings of PAL	(1,409)	(479)	(2,154)	(2,957)
EBITDA excluding PAL	6,774	7,265	23,551	36,981

Other adjustments (1)	—	—	—	—
Adjusted EBITDA	$6,774	$7,265	$23,551	$36,981

(1)	For the current periods and the prior periods, no other adjustments were necessary to reconcile Net (loss) income to Adjusted EBITDA.

Amounts presented in the reconciliations above may not be consistent with amounts included in the accompanying condensed consolidated financial statements. Any such inconsistencies are insignificant and are integral to the reconciliations.

Working Capital and Adjusted Working Capital

See the discussion under the heading “Working Capital” within “Liquidity and Capital Resources” below.

Review of Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 25, 2018

Consolidated Overview

The components of Net (loss) income, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts, are as follows:

	For the Three Months Ended
	March 31, 2019		March 25, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$179,989	100.0	$165,867	100.0	8.5
Cost of sales	166,198	92.3	149,311	90.0	11.3
Gross profit	13,791	7.7	16,556	10.0	(16.7)
Selling, general and administrative expenses	11,439	6.4	13,846	8.3	(17.4)
Provision for bad debts	218	0.1	27	—	nm
Other operating expense, net	1,359	0.8	1,100	0.7	23.5
Operating income	775	0.4	1,583	1.0	(51.0)
Interest expense, net	1,107	0.6	1,005	0.6	10.1
Equity in earnings of unconsolidated affiliates	(1,873)	(1.1)	(544)	(0.3)	nm
Income before income taxes	1,541	0.9	1,122	0.7	37.3
Provision for income taxes	3,070	1.7	946	0.6	nm
Net (loss) income	$(1,529)	(0.8)	$176	0.1	nm

nm – Not meaningful

Consolidated Net Sales

Consolidated net sales for the current period increased by $14,122, or 8.5%, as compared to the prior period due to (i) an additional shipping week for our NACA operations, caused by the timing of UNIFI’s seasonal shutdown period, (ii) sales growth of PVA products and (iii) increased sales pricing driven by higher raw material costs. This increase in net sales was partially offset by unfavorable foreign currency translation of approximately $5,300.

Consolidated sales volumes were 10.4% higher as compared to the prior period.  The increase in net sales volumes was driven primarily by (i) the additional shipping week, (ii) continued growth in sales of Flake and Chip in the Polyester Segment and (iii) growth in sales of Chip and other PVA products in the International Segment, partially offset by competitive pressures in the U.S. and Brazil. Sales continue to expand in the International Segment as our PVA portfolio resonates with our brand partners that are focused on sustainable solutions. We believe the softness in the domestic environment and competition from imports continue to be challenges for the domestic textile supply chain. Our Nylon Segment results are also unfavorably impacted by the ongoing global trend of declining demand for nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices decreased 1.8%, as price increases made in calendar 2018 in response to rising costs were more than offset by (i) unfavorable foreign currency translation and (ii) the disproportionate growth of lower-priced Flake and Chip.

PVA products at the end of the current period comprised approximately 47% of consolidated net sales, up from 45% at the end of fiscal 2018, and higher than the 44% ratio for the prior period.  Within the PVA product category, our customers can choose between various solutions, some of which carry higher margins than others.  Accordingly, growth in PVA sales does not necessarily translate into higher margins or increased profitability on a consolidated basis.

Unfavorable foreign currency translation is primarily associated with the weakening of the Brazilian Real (“BRL”) and the Chinese Renminbi (“RMB”).

Consolidated Gross Profit

Gross profit for the current period decreased by $2,765, or 16.7%, as compared to the prior period. The gross profit decline is primarily attributable to (i) lower fixed cost absorption in the Polyester Segment due to lower textured yarn volumes, (ii) lower conversion margin in the International Segment, (iii) unfavorable foreign currency translation of approximately $1,100 and (iv) disproportionate growth of lower margin products.

Consolidated Selling, General and Administrative Expenses

The change in SG&A expenses is as follows:

SG&A expenses for the prior period	$13,846
Decrease in compensation expenses	(2,672)
Decrease due to foreign currency translation	(261)
Other net decreases	(200)
Increase in professional fees	726
SG&A expenses for the current period	$11,439

Total SG&A expenses were lower for the current period compared to the prior period, primarily as a result of significant forfeitures of share-based compensation and variable compensation in connection with executive officer departures that occurred in fiscal 2019. The decrease was partially offset by higher fees paid to professional service providers, primarily for legal and audit services.

Consolidated Provision for Bad Debts

There is no significant activity reflected in the current period or the prior period for bad debts.

Consolidated Other Operating Expense, Net

Other operating expense, net primarily reflects severance expense recorded in the current period and foreign currency transaction losses recorded in the prior period.

Consolidated Interest Expense, Net

There is no significant change for interest expense, net from the prior period to the current period. The components of consolidated interest expense, net are as follows:

	For the Three Months Ended
	March 31, 2019	March 25, 2018
Interest and fees on the ABL Facility	$1,073	$952
Other interest	183	196
Subtotal of interest on debt obligations	1,256	1,148
Other components of interest expense	—	39
Total interest expense	1,256	1,187
Interest income	(149)	(182)
Interest expense, net	$1,107	$1,005

Consolidated Earnings from Unconsolidated Affiliates

The components of earnings from unconsolidated affiliates are as follows:

	For the Three Months Ended
	March 31, 2019	March 25, 2018
Earnings from PAL	$(1,409)	$(479)
Earnings from nylon joint ventures	(464)	(65)
Total equity in earnings of unconsolidated affiliates	$(1,873)	$(544)

As a percentage of consolidated income before income taxes	121.5%	48.5%

The increase in equity earnings of unconsolidated affiliates was primarily attributable to improved operating leverage and, particularly for PAL, an improved raw material cost environment.

Consolidated Income Taxes

Consolidated income taxes is as follows:

	For the Three Months Ended
	March 31, 2019	March 25, 2018
Provision for income taxes	$3,070	$946
Effective tax rate	199.2%	84.3%

The effective tax rate is subject to variation due to numerous factors, including variability in the amount of pre-tax and taxable income, the mix of income by jurisdiction, changes in deferred tax valuation allowances, and changes in statutes, regulations and case law.  Additionally, the impacts of discrete items, non-deductible expenses, and the tax on global intangible low taxed income is greater when pre-tax income is lower.

The effective tax rate for the current period was higher than the U.S. federal statutory rate primarily due to the effect of the GILTI provisions enacted in H.R. 1, losses in tax jurisdictions for which no tax benefit could be recognized, and foreign withholding taxes. Tax expense for the current period also included $880 of expense related to the enactment of H.R. 1, which increased the effective tax rate by 57.1%.

The effective tax rate for the prior period was higher than the U.S. statutory tax rate primarily due to an increase in the valuation allowance for the Company’s investment in PAL, the rate change impact on a U.S. net loss carryforward generated in the prior period that would have been used at a lower tax rate in the future, and additional limitations on the deductibility of compensation under IRC Section 162(m).

Consolidated Net (Loss) Income

Net (loss) income for the current period was $(1,529), or $(0.08) per share, compared to $176, or $0.01 per share, for the prior period.  The decrease was primarily attributable to lower gross profit and a higher effective tax rate, partially offset by (i) higher earnings from PAL, (ii) lower SG&A expenses and (iii) one additional shipping week in the current period for our NACA operations.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current period.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Polyester Segment, are as follows:

	For the Three Months Ended
	March 31, 2019		March 25, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$95,745	100.0	$88,763	100.0	7.9
Cost of sales	92,221	96.3	83,948	94.6	9.9
Gross profit	3,524	3.7	4,815	5.4	(26.8)
Depreciation expense	3,858	4.0	4,022	4.6	(4.1)
Segment Profit	$7,382	7.7	$8,837	10.0	(16.5)

Segment net sales as a percentage of consolidated amounts	53.2%		53.5%
Segment Profit as a percentage of consolidated amounts	39.6%		40.8%

The change in net sales for the Polyester Segment is as follows:

Net sales for the prior period	$88,763
Increase due to an additional shipping week in the current period	6,032
Net change in average selling price and sales mix	1,633
Decrease in underlying sales volumes	(683)
Net sales for the current period	$95,745

The increase in net sales for the Polyester Segment from the prior period to the current period was primarily attributable to (i) one additional shipping week in the current period due to the timing of the seasonal shutdown period for our NACA operations, (ii) higher selling prices in response to several months of raw material related price increases during calendar 2018 and (iii) higher sales of dyed yarn in connection with the dyed yarn portfolio acquisition that closed in the fourth quarter of fiscal 2018, partially offset by (a) a weaker sales mix and (b) lower volumes of higher-priced textured yarn products.

The change in Segment Profit for the Polyester Segment is as follows:

Segment Profit for the prior period	$8,837
Net decrease in underlying margins	(2,135)
Decrease in underlying sales volumes	(66)
Increase due to an additional shipping week in the current period	746
Segment Profit for the current period	$7,382

The decrease in Segment Profit for the Polyester Segment from the prior period to the current period was primarily attributable to (i) an unfavorable sales mix characterized by higher volumes of lower-margin products like Flake, Chip and certain dyed yarns and lower volumes of higher-margin products like textured yarn and (ii) weaker fixed cost absorption due to lower textured yarn volumes. These decreases were partially offset by the additional shipping week in our NACA operations in the current period due to the timing of the seasonal shutdown period.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	For the Three Months Ended
	March 31, 2019		March 25, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$25,563	100.0	$24,036	100.0	6.4
Cost of sales	23,251	91.0	23,023	95.8	1.0
Gross profit	2,312	9.0	1,013	4.2	128.2
Depreciation expense	516	2.1	560	2.3	(7.9)
Segment Profit	$2,828	11.1	$1,573	6.5	79.8

Segment net sales as a percentage of consolidated amounts	14.2%		14.5%
Segment Profit as a percentage of consolidated amounts	15.2%		7.3%

The change in net sales for the Nylon Segment is as follows:

Net sales for the prior period	$24,036
Increase due to an additional shipping week in the current period	1,295
Net change in average selling price and sales mix	705
Decrease in underlying sales volumes	(473)
Net sales for the current period	$25,563

The increase in net sales for the Nylon Segment from the prior period to the current period was primarily attributable to one additional shipping week in our NACA operations in the current period due to the timing of the seasonal shutdown period and raw material related price increases in the current period.

The change in Segment Profit for the Nylon Segment is as follows:

Segment Profit for the prior period	$1,573
Net increase in underlying margins	1,255
Segment Profit for the current period	$2,828

The increase in Segment Profit for the Nylon Segment from the prior period to the current period was primarily attributable to improved conversion margin based on the timing of raw material purchases and related price increases.  Sales volumes impacts were insignificant to this comparison.

International Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the International Segment are as follows:

	For the Three Months Ended
	March 31, 2019		March 25, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$57,681	100.0	$51,989	100.0	10.9
Cost of sales	49,784	86.3	41,317	79.5	20.5
Gross profit	7,897	13.7	10,672	20.5	(26.0)
Depreciation expense	420	0.7	436	0.9	(3.7)
Segment Profit	$8,317	14.4	$11,108	21.4	(25.1)

Segment net sales as a percentage of consolidated amounts	32.0%		31.3%
Segment Profit as a percentage of consolidated amounts	44.6%		51.3%

The change in net sales for the International Segment is as follows:

Net sales for the prior period	$51,989
Increase in sales volumes	7,852
Net change in average selling price and sales mix	3,060
Unfavorable foreign currency translation effects (primarily RMB and BRL)	(5,220)
Net sales for the current period	$57,681

The increase in net sales for the International Segment from the prior period to the current period was primarily attributable to (i) higher sales volumes for our Asian subsidiaries due to growth in our REPREVE® portfolios and (ii) higher pricing due to increased raw material costs, partially offset by unfavorable foreign currency translation primarily due to the weakening of the BRL and the RMB against the U.S. Dollar (“USD”) during the current period.

The RMB average exchange rate was 6.75 RMB/USD and 6.36 RMB/USD for the current period and the prior period, respectively. The BRL weighted average exchange rate was 3.77 BRL/USD and 3.25 BRL/USD for the current period and the prior period, respectively.

The change in Segment Profit for the International Segment is as follows:

Segment Profit for the prior period	$11,108
Net decrease in underlying margins	(3,294)
Unfavorable foreign currency translation effects (primarily RMB and BRL)	(1,158)
Increase in sales volumes	1,661
Segment Profit for the current period	$8,317

The decrease in Segment Profit for the International Segment was primarily attributable to lower conversion margin due to pressures from increased raw material costs and competition, along with unfavorable foreign currency translation effects as the BRL and the RMB were comparably weaker during the current period, partially offset by margins associated with overall higher sales volumes.

Review of Results of Operations

Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 25, 2018

Consolidated Overview

The components of Net income, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts, are as follows:

	For the Nine Months Ended
	March 31, 2019		March 25, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$529,311	100.0	$497,587	100.0	6.4
Cost of sales	481,345	90.9	435,063	87.4	10.6
Gross profit	47,966	9.1	62,524	12.6	(23.3)
Selling, general and administrative expenses	40,672	7.7	41,335	8.3	(1.6)
Provision (benefit) for bad debts	381	0.1	(104)	—	nm
Other operating expense, net	1,218	0.2	1,763	0.4	(30.9)
Operating income	5,695	1.1	19,530	3.9	(70.8)
Interest expense, net	3,630	0.7	3,118	0.6	16.4
Loss on extinguishment of debt	131	—	—	—	—
Equity in earnings of unconsolidated affiliates	(3,126)	(0.6)	(3,842)	(0.8)	(18.6)
Income before income taxes	5,060	1.0	20,254	4.1	(75.0)
Provision (benefit) for income taxes	3,606	0.7	(684)	(0.1)	nm
Net income	$1,454	0.3	$20,938	4.2	(93.1)

nm – Not meaningful

Consolidated Net Sales

Consolidated net sales for the current nine-month period increased by $31,724, or 6.4%, as compared to the prior nine-month period.  For our NACA operations, the current nine-month period consisted of 40 fiscal weeks, while the prior nine-month period consisted of 39 fiscal weeks.  Net sales were adversely impacted by unfavorable foreign currency translation of approximately $17,200.

Consolidated sales volumes increased 7.6%, attributable to continued growth in sales of Flake and Chip, along with higher sales of dyed yarn in connection with the dyed yarn portfolio acquisition that closed in the fourth quarter of fiscal 2018, in the Polyester Segment and growth in sales of REPREVE® staple fiber and other PVA products in the International Segment. Sales continue to expand in the International Segment as our PVA portfolio resonates with our brand partners that are focused on sustainable solutions. We believe the softness in the domestic environment and competition from imports continue to be challenges for the domestic textile supply chain.  Our Nylon Segment results are adversely impacted by the ongoing global trend of declining demand for nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices decreased 1.1%, as price increases made in response to rising raw material costs during calendar 2018 were more than offset by (i) unfavorable foreign currency translation and (ii) the disproportionate growth of lower-priced Flake and Chip in the current nine-month period.

PVA products at the end of the current nine-month period comprised approximately 45% of consolidated net sales, equal to the 45% ratio at the end of fiscal 2018, and slightly higher than the 44% ratio for the prior nine-month period.  Within the PVA product category, our customers can choose between various solutions, some of which carry higher margins than others.  Accordingly, growth in PVA sales does not necessarily translate into higher margins or increased profitability on a consolidated basis.

Unfavorable foreign currency translation is primarily associated with the weakening of the BRL and RMB.

Consolidated Gross Profit

Gross profit for the current nine-month period decreased by $14,558, or 23.3%, as compared to the prior nine-month period. The gross profit decline is primarily attributable to (i) lower conversion margin in the Polyester and International Segments, in which the current nine-month period was unfavorably impacted by increasing raw material costs, (ii) unfavorable foreign currency translation of approximately $3,800, (iii) disproportionate growth of lower margin products and (iv) weaker fixed cost absorption.

Consolidated Selling, General and Administrative Expenses

The change in SG&A expenses is as follows:

SG&A expenses for the prior nine-month period	$41,335
Decrease in compensation expenses	(2,805)
Decrease due to foreign currency translation	(831)
Increase in professional fees	1,423
Increase due to an additional week in fiscal 2019	841
Other net increases	709
SG&A expenses for the current nine-month period	$40,672

Total SG&A expenses were lower for the current nine-month period compared to the prior nine-month period, primarily as a result of significant forfeitures of share-based compensation and variable compensation in connection with executive officer departures that occurred in fiscal 2019, partially offset by (i) an increase in fees paid to professional service providers for legal and audit services and (ii) an additional week in fiscal 2019.

Consolidated Provision (Benefit) for Bad Debts

There was no significant activity reflected in the current nine-month period or the prior nine-month period for bad debts.

Consolidated Other Operating Expense, Net

Other operating expense, net primarily reflects severance expense recorded in the current nine-month period and foreign currency transaction losses recorded in the prior nine-month period.

Consolidated Interest Expense, Net

Interest on debt obligations increased from the prior nine-month period to the current nine-month period primarily due to a general increase in market interest rates and principal on the variable rate portion of our debt.  The components of consolidated interest expense, net are as follows:

	For the Nine Months Ended
	March 31, 2019	March 25, 2018
Interest and fees on the ABL Facility	$3,467	$2,789
Other interest	563	633
Subtotal of interest on debt obligations	4,030	3,422
Other components of interest expense	48	140
Total interest expense	4,078	3,562
Interest income	(448)	(444)
Interest expense, net	$3,630	$3,118

Consolidated Earnings from Unconsolidated Affiliates

The components of earnings from unconsolidated affiliates are as follows:

	For the Nine Months Ended
	March 31, 2019	March 25, 2018
Earnings from PAL	$(2,154)	$(2,957)
Earnings from nylon joint ventures	(972)	(885)
Total equity in earnings of unconsolidated affiliates	$(3,126)	$(3,842)

As a percentage of consolidated income before income taxes	61.8%	19.0%

UNIFI’s 34% share of PAL’s earnings decreased from $2,957 in the prior nine-month period to $2,154 in the current nine-month period. The decrease was primarily attributable to higher raw material costs and reduced operating leverage, most notably in the comparable first fiscal quarters of the current nine-month period and the prior nine-month period.

Consolidated Income Taxes

Consolidated income taxes is as follows:

	For the Nine Months Ended
	March 31, 2019	March 25, 2018
Provision (benefit) for income taxes	$3,606	$(684)
Effective tax rate	71.3%	(3.4)%

The effective tax rate is subject to variation due to numerous factors, including variability in the amount of pre-tax and taxable income, the mix of income by jurisdiction, changes in deferred tax valuation allowances, and changes in statutes, regulations and case law.  Additionally, the impacts of discrete items, non-deductible expenses, and the tax on global intangible low taxed income is greater when pre-tax income is lower.

The effective tax rate for the current nine-month period was higher than the U.S. federal statutory rate primarily due to the effects of the GILTI provisions enacted in H.R. 1, losses in tax jurisdictions for which no tax benefit could be recognized, earnings taxed at higher rates in foreign jurisdictions, and foreign withholding taxes. Tax expense for the current period also included $880 of expense related to the enactment of H.R. 1. These rate detriments were partially offset by benefits of approximately $2,045 for tax credits related to prior years.

The effective tax rate for the prior nine-month period is lower than the U.S. statutory tax rate primarily due to the $4,500 tax benefit resulting from the revaluation of UNIFI’s domestic deferred tax balances for the lower U.S. statutory tax rate, the release of a $3,807 valuation allowance and foreign income being taxed at lower rates. These benefits were partially offset by a $1,600 provisional charge for the deemed mandatory repatriation of foreign earnings and profits, net of foreign tax credits, and by losses in tax jurisdictions for which no tax benefit could be recognized.

Consolidated Net Income

Net income for the current nine-month period was $1,454, or $0.08 per share, compared to $20,938, or $1.12 per diluted share, for the prior nine-month period.  The decrease was primarily attributable to (i) lower gross profit primarily relating to higher polyester raw material costs and competitive pressures contributing to weaker fixed cost absorption and a weaker sales mix and (ii) a higher effective tax rate.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current nine-month period.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts for the Polyester Segment, are as follows:

	For the Nine Months Ended
	March 31, 2019		March 25, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$281,665	100.0	$266,817	100.0	5.6
Cost of sales	269,444	95.7	244,513	91.6	10.2
Gross profit	12,221	4.3	22,304	8.4	(45.2)
Depreciation expense	12,047	4.3	11,862	4.4	1.6
Segment Profit	$24,268	8.6	$34,166	12.8	(29.0)

Segment net sales as a percentage of consolidated amounts	53.2%		53.6%
Segment Profit as a percentage of consolidated amounts	38.6%		44.1%

The change in net sales for the Polyester Segment is as follows:

Net sales for the prior nine-month period	$266,817
Net change in average selling price and sales mix	9,135
Increase due to an additional week of sales in fiscal 2019	6,622
Decrease in underlying sales volumes	(909)
Net sales for the current nine-month period	$281,665

The increase in net sales for the Polyester Segment from the prior nine-month period to the current nine-month period was primarily attributable to (i) an additional week in the current nine-month period, (ii) higher sales volumes of Flake and Chip, (iii) higher sales volumes of dyed yarn in connection with the dyed yarn portfolio acquisition that closed in the fourth quarter of fiscal 2018 and (iv) higher selling prices in response to several months of raw material related price increases during calendar 2018.  However, this favorability was partially offset by a weaker sales mix, characterized by lower textured yarn volumes.

The change in Segment Profit for the Polyester Segment is as follows:

Segment Profit for the prior nine-month period	$34,166
Net decrease in underlying margins	(9,950)
Net impact of additional fiscal week and underlying sales volumes decline	52
Segment Profit for the current nine-month period	$24,268

The decrease in Segment Profit for the Polyester Segment from the prior nine-month period to the current nine-month period was primarily attributable to (i) lower conversion margin, in which the current nine-month period was unfavorably impacted by higher raw material costs, (ii) the unfavorable sales mix shift towards lower-margin products discussed above in the net sales analysis and (iii) weaker fixed cost absorption.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts for the Nylon Segment are as follows:

	For the Nine Months Ended
	March 31, 2019		March 25, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$76,159	100.0	$75,966	100.0	0.3
Cost of sales	69,671	91.5	68,563	90.3	1.6
Gross profit	6,488	8.5	7,403	9.7	(12.4)
Depreciation expense	1,576	2.1	1,649	2.2	(4.4)
Segment Profit	$8,064	10.6	$9,052	11.9	(10.9)

Segment net sales as a percentage of consolidated amounts	14.4%		15.3%
Segment Profit as a percentage of consolidated amounts	12.8%		11.7%

The change in net sales for the Nylon Segment is as follows:

Net sales for the prior nine-month period	$75,966
Increase due to an additional week of sales in fiscal 2019	1,646
Net change in average selling price and sales mix	(839)
Decrease in underlying sales volumes	(614)
Net sales for the current nine-month period	$76,159

The increase in net sales for the Nylon Segment from the prior nine-month period to the current nine-month period was primarily attributable to the additional week of sales in fiscal 2019, partially offset by a lower-priced sales mix and global demand declines in certain nylon products.

The change in Segment Profit for the Nylon Segment is as follows:

Segment Profit for the prior nine-month period	$9,052
Net decrease in underlying margins	(1,064)
Net impact of additional fiscal week and underlying sales volumes decline	76
Segment Profit for the current nine-month period	$8,064

The decrease in Segment Profit for the Nylon Segment from the prior nine-month period to the current nine-month period was primarily attributable to a less profitable sales mix and weaker fixed cost absorption.

International Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts for the International Segment are as follows:

	For the Nine Months Ended
	March 31, 2019		March 25, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$168,271	100.0	$151,694	100.0	10.9
Cost of sales	139,275	82.8	119,050	78.5	17.0
Gross profit	28,996	17.2	32,644	21.5	(11.2)
Depreciation expense	1,146	0.7	1,249	0.8	(8.2)
Segment Profit	$30,142	17.9	$33,893	22.3	(11.1)

Segment net sales as a percentage of consolidated amounts	31.8%		30.5%
Segment Profit as a percentage of consolidated amounts	47.9%		43.7%

The change in net sales for the International Segment is as follows:

Net sales for the prior nine-month period	$151,694
Net increase in sales volumes	20,675
Net change in average selling price and sales mix	12,981
Unfavorable foreign currency translation effects (primarily RMB and BRL)	(17,079)
Net sales for the current nine-month period	$168,271

The increase in net sales for the International Segment from the prior nine-month period to the current nine-month period was primarily attributable to (i) higher sales volumes for our Asian subsidiaries due to growth in our REPREVE® portfolios and (ii) higher pricing on a local currency basis due to increased raw material costs, partially offset by (a) lower sales volumes in Brazil due to a softer economic environment and (b) unfavorable foreign currency translation primarily attributable to the weakening of the BRL and the RMB against the USD during the current nine-month period.

The RMB average exchange rate was 6.82 RMB/USD and 6.55 RMB/USD for the current nine-month period and the prior nine-month period, respectively. The BRL weighted average exchange rate was 3.85 BRL/USD and 3.21 BRL/USD for the current nine-month period and the prior nine-month period, respectively.

The change in Segment Profit for the International Segment is as follows:

Segment Profit for the prior nine-month period	$33,893
Net decrease in underlying margins	(4,303)
Unfavorable foreign currency translation effects (primarily RMB and BRL)	(4,007)
Increase in sales volumes	4,559
Segment Profit for the current nine-month period	$30,142

The decrease in Segment Profit for the International Segment was primarily attributable to (i) margin pressure from higher raw material costs, (ii) unfavorable foreign currency translation effects as the BRL and the RMB weakened against the USD during the current nine-month period and (iii) a less profitable sales mix in Asia, partially offset by the increase in sales volumes described in the net sales analysis above.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service and stock repurchases.  UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver.  For the current nine-month period, cash used in operations was $1,517, and, at March 31, 2019, excess availability under the ABL Revolver was $62,735.  As further described under “Cash (Used in) Provided by Operating Activities” below, the cash used in operating activities for the current nine-month period is attributable to several factors, including an increase in inventories due to domestic production rates that outpaced domestic sales during the current nine-month period, along with weaker cash-based earnings.

As of March 31, 2019, all of UNIFI’s $136,879 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by such foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of tax planning and financing strategies to ensure that its worldwide cash is available in the locations where it is needed. The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital and total debt obligations as of March 31, 2019 for domestic and foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$14	$27,884	$27,898
Borrowings available under financing arrangements	62,735	—	62,735
Liquidity	$62,749	$27,884	$90,633

Working capital	$97,692	$97,537	$195,229
Total debt obligations	$136,879	$—	$136,879

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

If excess availability under the ABL Revolver falls below the defined Trigger Level, a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a quarterly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of March 31, 2019 was $25,000. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

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

As of March 31, 2019, UNIFI was in compliance with all financial covenants in the Credit Agreement and the excess availability under the ABL Revolver was $62,735.  At March 31, 2019, the fixed charge coverage ratio was 1.00 to 1.00 and UNIFI had $400 of standby letters of credit, none of which have been drawn upon.

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

Summary of Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	March 31, 2019	March 31, 2019	June 24, 2018
ABL Revolver	December 2023	3.7%	$24,000	$28,100
ABL Term Loan (1)	December 2023	3.3%	100,000	85,000
Capital lease obligations	(2)	3.9%	12,879	18,107
Total debt			136,879	131,207
Current portion of capital lease obligations			(6,054)	(6,996)
Current portion of other long-term debt			(10,000)	(10,000)
Unamortized debt issuance costs			(1,021)	(658)
Total long-term debt			$119,804	$113,553

(1)     Includes the effects of interest rate swaps.

(2)     Scheduled maturity dates for capital lease obligations range from August 2019 to November 2027.

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2019, the following four fiscal years and thereafter:

	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter
ABL Revolver	$—	$—	$—	$—	$—	$24,000
ABL Term Loan	2,500	10,000	10,000	10,000	10,000	57,500
Capital lease obligations	1,704	5,559	2,633	2,417	90	476
Total	$4,204	$15,559	$12,633	$12,417	$10,090	$81,976

Working Capital

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	March 31, 2019	June 24, 2018
Cash and cash equivalents	$27,898	$44,890
Receivables, net	91,701	86,273
Inventories	130,981	126,311
Income tax receivable	13,039	10,291
Other current assets	16,365	6,529
Accounts payable	(47,726)	(48,970)
Accrued expenses	(13,076)	(17,720)
Other current liabilities	(23,953)	(18,313)
Working capital	$195,229	$189,291

Less: Cash and cash equivalents	(27,898)	(44,890)
Less: Income tax receivable	(13,039)	(10,291)
Less: Other current liabilities	23,953	18,313
Adjusted Working Capital	$178,245	$152,423

Working capital increased from $189,291 as of June 24, 2018 to $195,229 as of March 31, 2019, while Adjusted Working Capital increased from $152,423 to $178,245.

The decrease in cash and cash equivalents was driven by the utilization of cash to retire ABL Revolver debt in advance of UNIFI’s entering into the 2018 Amendment as described above. The increase in receivables, net was primarily attributable to an increase in days sales outstanding due to a general increase in customer payment terms. The increase in inventories was attributable to domestic finished goods production outpacing domestic sales and higher raw material costs. The increase in income tax receivable reflects the timing of tax payments and refunds. The increase in other current assets reflects the addition of contract assets that relate to products on hand that have been reflected in revenue but not yet shipped to the associated customer (in connection with the adoption of the New Revenue Recognition Guidance). The decrease in accounts payable primarily reflects weaker seasonal demand in the current period, partially offset by more favorable vendor payment terms. The decrease in accrued expenses was primarily attributable to the fiscal 2019 payment of variable compensation earned in fiscal 2018 and comparatively lower accrued variable compensation for fiscal 2019. The change in other current liabilities reflects an increase in income taxes payable due to the timing of tax payments.

Capital Projects

During the current nine-month period, UNIFI invested approximately $19,200 in capital projects primarily relating to (i) further improvements in production capabilities and technology enhancements in the Americas and (ii) annual maintenance capital expenditures.  UNIFI will seek to ensure that maintenance capital expenditures are sufficient to allow continued production at high efficiencies.

Through the remainder of fiscal 2019, UNIFI expects to invest an additional $5,800 in capital projects (for an aggregate fiscal 2019 estimate of $25,000), which include (i) making further improvements in production capabilities and technology enhancements in the Americas and (ii) routine annual maintenance capital expenditures to allow continued efficient production.

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

As of March 31, 2019, $50,000 remains available for repurchase under the 2018 SRP.

Liquidity Summary

UNIFI has met its historical liquidity requirements for working capital, capital expenditures, debt service requirements and other operating needs from its cash flows from operations and available borrowings.  UNIFI believes that its existing cash balances, cash flows from operations and borrowings available under the ABL Revolver will enable UNIFI to comply with the terms of its indebtedness and meet its foreseeable liquidity requirements.  Domestically, UNIFI’s cash balances, cash provided by operating activities and borrowings available under the ABL Revolver continue to be sufficient to fund UNIFI’s domestic operating activities as well as cash commitments for its investing and financing activities.  For its existing foreign operations, UNIFI expects its existing cash balances and cash provided by operating activities will provide the needed liquidity to fund its foreign operating activities and any foreign investing activities, such as future capital expenditures. However, any significant expansion of our foreign operations may require cash sourced from our domestic subsidiaries.

Cash (Used in) Provided by Operating Activities

The significant components of net cash (used in) provided by operating activities are summarized below. UNIFI analyzes net cash (used in) provided by operating activities utilizing the major components of the statements of cash flows prepared under the indirect method.

	For the Nine Months Ended
	March 31, 2019	March 25, 2018
Net income	$1,454	$20,938
Equity in earnings of unconsolidated affiliates	(3,126)	(3,842)
Depreciation and amortization expense	17,242	16,844
Non-cash compensation expense	2,758	4,878
Deferred income taxes	(190)	(8,441)
Subtotal	18,138	30,377

Distributions received from unconsolidated affiliates	1,380	11,226
Change in inventories	(13,409)	(9,424)
Other changes in assets and liabilities	(7,626)	(7,190)
Net cash (used in) provided by operating activities	$(1,517)	$24,989

The decrease in net cash (used in) provided by operating activities from the prior nine-month period to the current nine-month period was primarily due to (i) the significant increase in inventories and other current assets as shown and discussed above under “Working Capital,” (ii) approximately $9,800 less in dividends from unconsolidated affiliates and (iii) lower Adjusted EBITDA. The decrease was partially offset by approximately $8,900 of tax refunds received in the current nine-month period.

Cash Used in Investing Activities and (Used in) Provided by Financing Activities

UNIFI utilized $19,190 for investing activities and was provided $4,128 (net) from financing activities during the current nine-month period.

Investing activities include $19,199 for capital expenditures, primarily relating to ongoing maintenance capital expenditures and production capabilities and technology enhancements in the Americas.

Significant financing activities include borrowings against the ABL Facility primarily to fund capital expenditure activities.

Contractual Obligations

UNIFI has incurred various financial obligations and commitments in its normal course of business.  Financial obligations are considered to represent known future cash payments that UNIFI is required to make under existing contractual arrangements, such as debt and lease agreements.

Except as effected by the 2018 Amendment to the Credit Agreement described under “Debt Obligations” above, there have been no further material changes in the scheduled maturities of UNIFI’s contractual obligations as disclosed in the table under the heading “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2018 Form 10-K.

Off-Balance Sheet Arrangements

UNIFI is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on UNIFI’s financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The SEC has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimates from quarter to quarter could materially impact the presentation of the financial statements.  UNIFI’s critical accounting policies are discussed in the 2018 Form 10-K.  There were no material changes to these policies during the current nine-month period.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities.  As of March 31, 2019, UNIFI had borrowings under its ABL Revolver and ABL Term Loan that totaled $124,000 and contain variable rates of interest; however, UNIFI hedges a significant portion of such interest rate variability using interest rate swaps.  After considering the variable rate debt obligations that have been hedged and UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point increase in LIBOR as of March 31, 2019 would result in an increase in annual interest expense of less than $300.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies.  Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange rate risk.  UNIFI may enter into foreign currency forward contracts to hedge this exposure.  UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of March 31, 2019, UNIFI had no outstanding foreign currency forward contracts.

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

As of March 31, 2019, UNIFI’s subsidiaries outside the United States, whose functional currency is other than the USD, held approximately 16.7% of UNIFI’s consolidated total assets. UNIFI does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of March 31, 2019, $24,361, or 87.3%, of UNIFI’s cash and cash equivalents was held outside the United States, of which $16,688 was held in USDs, $1,152 was held in RMBs and $6,301 was held in BRLs.

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

During fiscal 2018, UNIFI experienced elevated polyester raw material costs in connection with heightened petroleum prices, and these costs continued to increase during the first four months of fiscal 2019 due to a tighter global supply of polyester and increased demand for polyester feedstock.  In combination with a difficult operating environment characterized by lower textured yarn volumes in the domestic market, where sufficient corresponding price increases were difficult to achieve, these higher costs drove a decline in gross profit for the first six months of fiscal 2019. Further, UNIFI had expected raw material costs to decline during the third quarter of fiscal 2019. However, those costs remained elevated, and UNIFI was unable to realize a more favorable raw material cost and selling price relationship during the third quarter of fiscal 2019.

Other Risks

UNIFI is also exposed to political risk, including changing laws and regulations governing international trade, such as quotas, tariffs and tax laws.  The degree of impact and the frequency of these events cannot be predicted.

Item 4.	Controls and Procedures

As of March 31, 2019, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and the principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

3.3

Declaration of Amendment to Amended and Restated By-laws of Unifi, Inc. dated as of April 30, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed May 1, 2019 (File No. 001-10542)).

10.1+*	Unifi, Inc. Director Compensation Policy, effective April 30, 2019.

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following financial information (unaudited) from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed May 8, 2019, formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: May 8, 2019	By:	/s/ CHRISTOPHER A. SMOSNA
Christopher A. Smosna
Vice President, Treasurer & Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)