Form 10-K
period 2019-06-30
UNIFI INC
filed 2019-08-29
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

As of December 28, 2018, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $326,065,472.  The registrant has no non-voting stock.

As of August 16, 2019, the number of shares of the registrant’s common stock outstanding was 18,489,842.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2019 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals.  Statements expressing expectations regarding our future, or projections or estimates relating to products, sales, revenues, expenditures, costs, strategies, initiatives or earnings, are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on management’s beliefs, assumptions and expectations about our future performance, considering the information currently available to management.  The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “strive” and words of similar import, or the negative of such words, identify or signal the presence of forward-looking statements.  These statements are not statements of historical fact; they involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition that we express or imply in any forward-looking statement.  Factors that could contribute to such differences include, but are not limited to:

•	the competitive nature of the textile industry and the impact of global competition;
•	changes in the trade regulatory environment and governmental policies and legislation;
•	the availability, sourcing and pricing of raw materials;
•	general domestic and international economic and industry conditions in markets where the Company competes, including economic and political factors over which the Company has no control;
•	changes in consumer spending, customer preferences, fashion trends and end uses for products;
•	the financial condition of the Company’s customers;
•	the loss of a significant customer or brand partner;
•	natural disasters, industrial accidents, power or water shortages, extreme weather conditions and other disruptions at one of our facilities;
•	the success of the Company’s strategic business initiatives;
•	the volatility of financial and credit markets;
•	the ability to service indebtedness and fund capital expenditures and strategic business initiatives;
•	the availability of and access to credit on reasonable terms;
•	changes in foreign currency exchange, interest and inflation rates;
•	fluctuations in production costs;
•	the ability to protect intellectual property;
•	the strength and reputation of our brands;
•	employee relations;
•	the ability to attract, retain and motivate key employees;
•	the impact of environmental, health and safety regulations;
•	the impact of tax laws, the judicial or administrative interpretations of tax laws and/or changes in such laws or interpretations;
•	the operating performance of joint ventures and other equity method investments;
•	the accurate financial reporting of information from equity method investees; and
•	other factors discussed below in “Item 1A. Risk Factors” or in the Company’s other periodic reports and information filed with the Securities and Exchange Commission.

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

UNIFI, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2019

Fiscal Year

The fiscal year for Unifi, Inc., its domestic subsidiaries and its subsidiary in El Salvador ends on the Sunday in June or July nearest June 30 of each year. During fiscal 2019, Unifi, Inc. changed its fiscal year end from the last Sunday in June to the Sunday in June or July nearest June 30 of each year.

Unifi, Inc.’s fiscal 2019, 2018 and 2017 ended on June 30, 2019, June 24, 2018 and June 25, 2017, respectively. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal years end on June 30. For fiscal 2018 and 2017, there were no significant transactions or events that occurred between Unifi, Inc.’s fiscal year end and such wholly owned subsidiaries’ subsequent fiscal year ends. Unifi, Inc.’s fiscal 2019 consisted of 53 weeks, while fiscal 2018 and 2017 each consisted of 52 weeks.

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

UNIFI maintains one of the textile industry’s most comprehensive product offerings that include a range of specialized, premium value-added (“PVA”) and commodity solutions, with principal geographic markets in the Americas, Asia and Europe.

UNIFI has direct manufacturing operations in four countries and participates in joint ventures in Israel and the United States (“U.S.”), the most significant of which is a 34% non-controlling partnership interest in Parkdale America, LLC (“PAL”), a significant unconsolidated affiliate that produces cotton and synthetic yarns for sale to the global textile industry and apparel market. We believe the investment in PAL provides strategic diversification for UNIFI’s overall business in response to global textile trends. PAL is a limited liability company treated as a partnership for income tax reporting purposes.

UNIFI has four reportable segments:

•

The Polyester Segment primarily sells polyester-based products to other yarn manufacturers and knitters and weavers that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial and other end‑use markets.  The Polyester Segment consists of sales and manufacturing operations in the U.S. and El Salvador.

•

The Nylon Segment primarily sells nylon-based products to knitters and weavers that produce fabric primarily for the apparel and hosiery markets. The Nylon Segment consists of sales and manufacturing operations in the U.S. and Colombia.

•

The Brazil Segment primarily sells polyester-based products to knitters and weavers that produce fabric for the apparel, home furnishings, automotive, industrial and other end-use markets principally in South America.  The Brazil Segment includes a manufacturing location and sales offices in Brazil.

•

The Asia Segment primarily sells polyester-based products to knitters and weavers that produce fabric for the apparel, home furnishings, automotive, industrial and other end-use markets principally in Asia.  The Asia Segment includes sales offices in China, Turkey, Hong Kong and Sri Lanka.

Other information for UNIFI’s reportable segments is provided in Note 26, “Business Segment Information,” to the accompanying consolidated financial statements.  In addition to UNIFI’s reportable segments, UNIFI conducts certain ancillary operations that include for-hire transportation services, which comprise an All Other category. The ancillary operations classified within All Other are immaterial to UNIFI’s consolidated financial statements. In discussion of our operating results in this Annual Report, we refer to our operations in the “NACA” region, which is the region comprised of the trade zones covered by the North American Free Trade Agreement (“NAFTA”) and the Dominican Republic—Central America Free Trade Agreement (“CAFTA-DR”).  In previous filings, we have referred to this region as “the Region,” and we have referred to our operations within this region as our “Regional operations.”

Operating and Strategic Overview

UNIFI reported net income of $2,456, or $0.13 per diluted share, for fiscal 2019. These results primarily reflect (i) weaker fixed cost absorption resulting from lower textured yarn volumes in connection with significant competitive pressure from imported textured polyester into the U.S., (ii) unfavorable foreign currency translation impacts, (iii) a volatile raw material cost environment, (iv) a challenging domestic landscape in which achieving raw material related selling price increases was difficult against cost-competitive imports, (v) lower earnings from PAL and (vi) a significantly higher effective tax rate than in fiscal 2018.  These negative impacts were partially offset by the benefits of (a) growth in sales of PVA products in the Asia Segment and (b) an additional week of sales in fiscal 2019 in the NACA region.

The Asia Segment continued strong sales performance, primarily due to the global success of UNIFI’s PVA portfolio. The Polyester Segment was adversely impacted by significant levels of imported polyester textured yarn and periodic increases in the costs of raw materials, along with certain pricing and demand challenges in the NACA region. Global demand trends for certain nylon products declined and continued to pressure the results of the Nylon Segment.  The Brazil Segment was adversely impacted by margin pressure from periodic increases in raw material costs and competition.

Despite elevated competitive pressures and periodic raw material cost increases, we believe UNIFI’s underlying performance during recent fiscal years reflects the strength of our global initiative to deliver PVA solutions to customers and brand partners throughout the world. Our supply chain has been developed and enhanced in multiple regions of the globe, allowing us to deliver a diverse range of synthetic fibers and polymers to key customers in the markets we serve, especially apparel. These polyester and nylon products are supported by quality assurance, product development and other customer service teams across UNIFI’s operating subsidiaries. We have developed this successful operating platform by: improving operational and business processes; enriching the product mix by growing sales of higher-margin PVA products; and deriving value from sustainability-based initiatives, including polyester and nylon recycling.

This platform has provided growth in our core operations during recent fiscal years, and has been augmented by significant capital investments that support the production and delivery of sustainable and innovative solutions. In order to achieve further growth, UNIFI is committed to investing strategically and synergistically in:

1.	Technology, innovation and sustainability;
2.	High-quality brand and supplier relationships; and
3.	Supply chain expansion and optimization.

We believe that further commercial expansion will require a continued stream of new technology and innovation that generates products with consumer-meaningful benefits. Along with REPREVE®, UNIFI has significant yarn technologies that provide optimal performance characteristics for today’s marketplace, including moisture management, temperature moderation, stretch, ultra-violet protection and fire retardation. To achieve further growth, UNIFI remains focused on innovation, bringing to market the next wave of fibers and polymers for tomorrow’s applications. As we invest and grow, sustainability remains at our core. We believe that increasing the awareness for recycled solutions in applications across fibers and polymers, particularly with PVA solutions, and furthering sustainability-based initiatives with like-minded brand partners will be key to our future success. Growth will also require high-quality partnerships. With a changing retail landscape and a dynamic consumer, brands are demanding fast fashion and localized supply chains. In order to capitalize on these shifts, we expect to identify and enter into partnerships and commercial relationships that expand our global footprint in strategic regions. As the Americas and Asia remain significant components of the global supply chain, UNIFI will be diligent in exploring partnerships that advance our existing growth platform in these regions.

Our recent efforts to alleviate competitive pressures from imported polyester yarn into the U.S. are intended to complement our strategic initiatives and to stabilize the market share decline we have experienced in the U.S. These efforts are further discussed below under the heading “Trade Regulation and Rules of Origin.” Execution on both our strategic and trade initiatives is expected to drive expansion in gross margin and to increase revenue and profitability.

Further discussion of the significant components of UNIFI’s recent performance and its capital allocation strategies is included in this Annual Report on Form 10-K (this “Annual Report”).

PVA Products and REPREVE®

UNIFI remains committed to growing the business for its PVA products and believes its research and development work with brands and retailers continues to create new, worldwide sales opportunities.  UNIFI’s goal is to increase its global PVA sales by more than 10% per year and to generate overall mix enrichment and margin gains.  UNIFI’s PVA products represented approximately 47% of consolidated net sales in fiscal 2019, and revenue from PVA products grew by 10% over fiscal 2018.  UNIFI’s strategy of enhancing its product mix through a focus on PVA products has helped establish UNIFI as an innovation leader in its core markets and provides diversification from certain global competitors.

REPREVE® is our flagship brand and our fastest growing brand.  As part of our efforts to expand consumer brand recognition of REPREVE®, UNIFI has developed recycling-focused sponsorships with various brand partners and other entities that span across sporting, music and outdoor events. The increasing success and awareness of the REPREVE® brand continues to provide new opportunities for growth, allowing for expansion into new end uses and markets for REPREVE®, as well as continued growth of the brand with current customers.  This has driven traction with global brands and retailers who obtain value and lasting consumer interest from the innovation and sustainability aspects that REPREVE® provides.

PVA Expansion and Capital Investments

In fiscal 2015, we began a significant, three-year capital investment plan to increase our PVA capabilities and capacity, expand our technological foundation and customize our asset base to improve our ability to deliver small-lot and high-value solutions. These investments were made primarily for the Polyester Segment.

Most notably, we made significant investments in the production and supply chain for REPREVE®, including backward integration with a bottle processing plant and additional production lines in the REPREVE® Recycling Center. Further, UNIFI (i) installed bi-component spinning machinery to produce specialized, high-value yarns and (ii) made machinery modifications to meet the ever-changing demands of the market, in support of the PVA product portfolio, all while (iii) investing in routine capital maintenance to ensure high-quality manufacturing.

Subsequent to the multi-year capital investment plan, and specific to fiscal 2019, we invested approximately $25,000 in capital projects, which included (i) making further improvements in production capabilities and technology enhancements in the Americas and (ii) annual maintenance capital expenditures.

In fiscal 2020 and 2021, UNIFI expects to invest an additional $25,000 and $30,000 in capital projects, respectively, which we expect to include (i) making further improvements in production capabilities and technology enhancements in the Americas, including the purchase and installation of new eAFK Evo texturing machines, and (ii) annual maintenance capital expenditures.

Share Repurchases

In addition to capital investments and debt retirement, UNIFI may utilize excess cash for strategic share repurchases. On April 23, 2014, UNIFI announced that its Board of Directors (the “Board”) had approved a share repurchase program (the “2014 SRP”) under which UNIFI was authorized to acquire up to $50,000 of its common stock. Through October 31, 2018 (the date the 2014 SRP was terminated, as noted below), UNIFI had repurchased a total of 806 shares, at an average price of $27.79 (for a total of $22,409, inclusive of commission costs), pursuant to the 2014 SRP.

On October 31, 2018, UNIFI announced that the Board had terminated the 2014 SRP and approved a new share repurchase program (the “2018 SRP”) under which UNIFI is authorized to acquire up to $50,000 of its common stock. Under the 2018 SRP, purchases will be made from time to time in the open market at prevailing market prices, through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of June 30, 2019, $50,000 remained available for repurchase under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

Developments in Principal Markets

Leading up to fiscal 2017, apparel production experienced multi-year growth in the NACA region, which comprises the principal markets for UNIFI’s Polyester and Nylon Segments. The share of synthetic apparel production for these regions as a percentage of U.S. retail stabilized at approximately 18%, while retail consumption grew. The CAFTA-DR region, which continues to be a competitive alternative to Asian supply chains for textile products, maintained its share of synthetic apparel supply to U.S. retailers. The relative share of synthetic apparel versus cotton apparel as a proportion of the overall apparel market increased and provided growth for the consumption of synthetic yarns within the CAFTA-DR region.

In fiscal 2017 and 2018, UNIFI’s operations in the NACA region experienced fluctuations in demand as the retail and apparel markets experienced difficult conditions characterized by reduced retail traffic, a weak winter selling season and growth in online sales channels. During calendar 2016 and 2017, these factors combined to cause bankruptcies, store closures and other transformations for traditional retail enterprises. Fiscal 2018 and 2019 were further adversely impacted by retailers and brand partners seeking more cost competitive textile supplies in response to rising and higher raw material costs, while elevated levels of imported polyester textured yarn impacted the domestic textile industry. As consumers demand fast fashion, personalized experiences and omni-channel outlets, the retail market and its supply chain are expected to change. Transformational requirements for the supply chain are not yet clear but will be an integral part of UNIFI’s initiatives going forward.

UNIFI’s Asian operations remain an important part of our global strategy, enhancing our ability to service customers with global supply chains.  Competition in the Asian region remains high; however, interest and demand for UNIFI’s PVA products in Asia have helped support strong sales volumes in recent years. The margin profile has been impacted primarily by significant growth of lower-margin products, raw material cost fluctuations and competitive pricing pressures. However, we are encouraged by programs undertaken with key brands and retailers that benefit from the diversification and innovation of our global PVA solutions.

UNIFI’s Brazilian operations also play a key role in our global strategy. This segment is primarily impacted by price pressures from imported fiber, fabric and finished goods (to a similar extent as our U.S. operations), the inflation rate in Brazil and changes in the value of the Brazilian Real (“BRL”).  Competition and economic and political volatility remain challenging conditions in South America, but UNIFI continues to (i) aggressively pursue mix enrichment by working with customers to develop programs using our differentiated products and PVA yarns and (ii) implement process improvements and manufacturing efficiency plans to help lower per-unit costs.

UNIFI’s operations in Asia and Brazil have been critical to global growth and expansion of PVA products. Looking ahead, we expect expansion into additional markets in Europe, Africa and the Middle East utilizing the supply chain and service model that has been successful for us in Asia.

As we expand our global operations, we will continue to evaluate the level of capital investment required to support the needs of our customers and intend to appropriately allocate our resources accordingly.

Industry Overview

UNIFI operates in the textile industry and, within that broad category, the respective markets for yarns, fabrics, fibers and end-use products, such as apparel and hosiery, automotive, industrial products and home furnishings.  Even though the textile industry is global, there are several distinctive regional or other geographic markets that often shape the business strategies and operations of participants in the industry.  Because of free trade agreements and other trade regulations entered into by the U.S. government, the U.S. textile industry, which is otherwise a distinctive geographic market on its own, is often considered in conjunction with other geographic markets or regions in North, South and Central America, such as the NACA region.  The Company’s principal markets for its domestic operations are in the NACA region.

According to data compiled by PCI WoodMackenzie, a global leader in research and analysis for the polyester and raw material markets, global demand for polyester yarns, which includes both filament and staple yarns, has grown steadily since 1980, and, in calendar 2003, polyester replaced cotton as the fiber with the largest percentage of worldwide sales.  In calendar 2018, global polyester consumption accounted for an estimated 56% of global fiber consumption, and global demand is projected to increase by approximately 3.0% to 3.5% annually through calendar 2025.  In calendar 2018, global nylon consumption accounted for an estimated 5% of global fiber consumption.  However, the continued decline in the U.S. nylon market during fiscal 2019 had an unfavorable impact on UNIFI’s Nylon Segment. Additionally, due to the higher cost of nylon, the industry may transition certain products from nylon to polyester. The polyester and nylon fiber sectors together accounted for approximately 61% of North American textile consumption during calendar 2018.

According to the National Council of Textile Organizations, the U.S. textile and apparel industry’s total shipments were approximately $76.8 billion for calendar 2018 as the U.S. textile and apparel industry exported nearly $30.1 billion of textile and apparel products, and the exports have grown by approximately 50% since 2009, an increase of over $10.0 billion. The U.S. textile industry remains a large manufacturing employer.

Trade Regulation and Rules of Origin

The duty rate on imports into the U.S. of finished apparel categories that utilize polyester and nylon yarns generally range from 16% to 32%. For many years, imports of fabric and finished goods into the U.S. have increased significantly from countries that do not participate in free trade agreements or trade preference programs, despite duties charged on those imports. The primary drivers for that growth were lower overseas operating costs, foreign government subsidization of textile industries, increased overseas sourcing by U.S. retailers, the entry of China into the World Trade Organization and the staged elimination of all textile and apparel quotas. Although global apparel imports represent a significant percentage of the U.S. market, Regional FTAs (as defined below), which follow general “yarn forward” rules of origin, provide duty free advantages for apparel made from regional fibers, yarns and fabrics, allowing UNIFI opportunities to participate in this growing market.

A significant number of UNIFI’s customers in the apparel market produce finished goods that meet the eligibility requirements for duty-free treatment in the regions covered by NACA and the Colombia and Peru free trade agreements (collectively, the “Regional FTAs”). These Regional FTAs contain rules of origin requirements in order for covered products to be eligible for duty-free treatment. In the case of textiles such as fabric, yarn (such as POY), fibers (filament and staple) and certain garments made from them, the products are generally required to be fully formed within the respective regions. UNIFI is the largest filament yarn manufacturer, and one of the few producers of qualifying synthetic yarns, in the regions covered by these Regional FTAs.

The renegotiation of NAFTA has been a priority for the Trump administration over the past 18 months. The U.S. has a positive trade balance in the textile and apparel sector in NAFTA, and UNIFI anticipates the modifications made under the United States Mexico Canada Agreement (the “USMCA”) in this sector will not significantly impact textile and apparel trade in the region if/when it is enacted. The proposed USMCA does include strong rules of origin and closes several loopholes in the original NAFTA that allowed non-originating inputs, such as sewing thread and pocketing.  The USMCA will need to be ratified by all three countries before it is enacted.

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

UNIFI believes the requirements of the rules of origin and the associated duty-free cost advantages in the Regional FTAs, together with the Berry Amendment and the growing demand for supplier responsiveness and improved inventory turns, will ensure that a portion of the existing textile industry will remain based in the Americas. UNIFI expects that the NACA region will continue to maintain its share of apparel production as a percentage of U.S. retail. UNIFI believes the remaining synthetic apparel production within these NACA region markets is more specialized and defensible, and, in some cases, apparel producers are bringing programs back to the NACA region as part of a balanced sourcing strategy for some brands and retailers.  Because UNIFI is the largest of only a few significant producers of Compliant Yarns under these Regional FTAs, one of UNIFI’s business strategies is to continue to leverage its eligibility status for duty-free processing to increase its share of business with regional and domestic fabric producers who ship their products into this region.

Over the longer term, the textile industry in the NACA region is expected to continue to be impacted by Asian supply chains where costs are much lower and regulation is limited.

Imports of polyester textured yarn from China and India - which increased approximately 79% from calendar 2013 to 2017 and which continued to grow during calendar 2018 - remained elevated during fiscal 2019, creating considerable pressure on our margins and competitiveness in the U.S.  Accordingly, in October 2018, UNIFI filed antidumping and countervailing duty cases with the U.S. Department of Commerce (the “Commerce Department”) and the International Trade Commission (the “ITC”) alleging that dumped and subsidized imports of polyester textured yarn from China and India are causing material injury to the domestic polyester textured yarn industry.

In response to antidumping and countervailing duty cases filed with the Commerce Department and the ITC in October 2018, the Commerce Department announced on April 29, 2019 affirmative preliminary countervailing duty determinations on unfairly subsidized imports of polyester textured yarn from (i) China at rates of 32% or more and (ii) India at rates of 7% or more.  In addition, on June 26, 2019, the Commerce Department announced affirmative preliminary antidumping duty determinations on imports of polyester textured yarn from (i) China at rates of 65% or more and (ii) India at rates of 10% or more. While final determinations of dumping, subsidization and injury are expected by the end of calendar 2019, cash deposits for the  preliminary countervailing and antidumping duties are currently being collected by U.S. Customs and Border Protection, from the importer of record, on the subject imports. Thus, the preliminary countervailing and antidumping duties are effectively increasing the U.S-based price of subject imported yarn from China by approximately 100%.

While the ultimate short-term and long-term impacts of these duties is not yet known, UNIFI expects these countervailing and antidumping duty rates to play a significant role in helping to normalize the competitive position of UNIFI’s yarns in the U.S. market against the respective imported yarns.

Competition

The industry in which UNIFI operates is global and highly competitive.  UNIFI competes not only as a global yarn producer, but also as part of a regional supply chain for certain textile products.  For sales of Compliant Yarns, UNIFI competes with a limited number of foreign and domestic producers of polyester and nylon yarns.  For sales of non-Compliant Yarns, UNIFI competes with a larger number of foreign and domestic producers of polyester and nylon yarns who can meet the required customer specifications of quality, reliability and timeliness. UNIFI is affected by imported textile, apparel and hosiery products, which adversely impact demand for UNIFI’s polyester and nylon products in certain of its markets.  Several foreign competitors have significant advantages, including lower wages, raw material costs and capital costs, and favorable foreign currency exchange rates against the U.S. Dollar (“USD”), any of which could make UNIFI’s products, or the related supply chains, less competitive. While competitors have traditionally focused on high-volume commodity products, they are now increasingly focused on specialty and PVA products that UNIFI historically has been able to leverage to generate higher margins.

UNIFI’s major competitors for polyester yarns are United Textiles Of America S.De R.L. De C.V., O’Mara, Inc. and NanYa Plastics Corp. of America (“NanYa”) in the U.S.; AKRA, S.A. de C.V. in the NAFTA region; and C S Central America S.A. de C.V. in the CAFTA-DR region.  UNIFI’s major competitor in Brazil is Avanti Industria Comercio Importacao e Exportacao Ltda., among other traders of imported yarns and fibers.  UNIFI’s operations in Asia face competition from multiple yarn manufacturers in that region and identification of them is not feasible. However, almost all of our portfolio in that region is advantaged by PVA products and a global sourcing and support model that assists in differentiation.

UNIFI’s major competitors for nylon yarns are Sapona Manufacturing Company, Inc. and McMichael Mills, Inc. in the U.S.

Raw Materials, Suppliers and Sourcing

The primary raw material supplier for the Polyester Segment of virgin Chip and POY is NanYa.  For the Brazil Segment, Reliance Industries, Ltd. is the main supplier of POY.  The primary suppliers of raw materials for the Nylon Segment are HN Fibers, Ltd., U.N.F. Industries Ltd. (“UNF”), UNF America, LLC (“UNFA”), The LYCRA Company and Nilit America, Inc. (“Nilit”).  Each of UNF and UNFA is a 50/50 joint venture between UNIFI and Nilit.  Currently, there are multiple domestic and foreign suppliers available to fulfill UNIFI’s sourcing requirements for its recycled products. The majority of plastic bottles we consume in the U.S. are obtained in open-market transactions from various entities throughout the U.S., while our Asian subsidiaries source Flake from various countries and entities throughout Asia.

For its operations in the U.S., UNIFI produces and buys certain of its raw material fibers for Compliant Yarns from a variety of sources in both the U.S. and Israel, and UNIFI produces a portion of its Chip requirements in its REPREVE® Recycling Center and purchases the remainder of such requirements from external suppliers for use in its domestic spinning facility to produce POY.  In addition, UNIFI purchases nylon and polyester products for resale from various suppliers.  Although UNIFI does not generally have difficulty obtaining its raw material requirements, UNIFI has, in the past, experienced interruptions or limitations in the supply of certain raw materials.

UNIFI’s bottle processing facility in Reidsville, North Carolina provides a high-quality source of Flake for the REPREVE® Recycling Center as well as for sale to external parties. Combined with recent technology advancements in recycling, we believe the Flake produced at the bottle processing facility will enhance our ability to grow REPREVE® into other markets, such as nonwovens, carpet fiber and packaging. However, since the bottle processing facility began producing at full utilization in fiscal 2018, plastic bottle costs have increased due, in part, to a tighter supply dynamic, pressuring UNIFI’s gross margins.

The prices of the principal raw materials used by UNIFI continuously fluctuate, and it is difficult, and often impossible, to predict trends or upcoming developments.  During fiscal 2017 and 2018, UNIFI operated in a predominantly increasing virgin polyester raw material cost environment, which continued in fiscal 2019 and included a temporary but significant spike in polyester raw material costs in September and October of 2018.  UNIFI believes that polyester raw material cost fluctuations during most of fiscal 2017 and 2018 were a result of volatility in the crude oil markets, while the cost spike experienced in fiscal 2019 was primarily driven by supply and demand dynamics for certain polyester feedstocks. The continuing volatility in global crude oil prices is likely to impact UNIFI’s polyester and nylon raw material costs, but it is not possible to predict the timing or amount of the impact or whether the movement in crude oil prices will stabilize, increase or decrease. In any event, UNIFI monitors these dynamic factors closely and does not currently engage in hedges of polyester or nylon raw materials.

Products, Technologies and Related Markets

UNIFI manufactures and sells polyester yarns and related products in the U.S., El Salvador and Brazil, and nylon yarns in the U.S. and Colombia, for a wide range of end uses.  In Asia, UNIFI manages a network of vendors and suppliers to contract manufacture PVA solutions, including our added fiber technologies and REPREVE®, to direct and indirect customers around the globe.

Our products sold across all geographies range from specialty, PVA and commodity. UNIFI’s most strategic portfolio, PVA products, comprised approximately 47%, 45% and 40% of consolidated net sales for fiscal 2019, 2018 and 2017, respectively.  We provide products to a variety of end-use markets, principally apparel, industrial, furnishings and automotive.

The domestic apparel market, which includes hosiery, represents approximately 58% of UNIFI’s domestic sales.  Apparel retail sales, supply chain inventory levels and the strength of the regional supply base are vital to this market.

The domestic industrial market represents approximately 18% of UNIFI’s domestic sales. This market includes medical, belting, tapes, filtration, ropes, protective fabrics and awnings.

The domestic furnishings market, which includes both contract and home furnishings, represents approximately 8% of UNIFI’s domestic sales.  Furnishings sales are largely dependent upon the housing market, which, in turn, is influenced by consumer confidence and credit availability.

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

REPREVE® is a family of sustainable products made from recycled materials, including plastic bottles.  Since its introduction in 2006, REPREVE® has become the global leader in branded recycled fibers.  REPREVE® recycled fibers may also be customized to provide leading performance and/or aesthetic properties, enabling a differentiated consumer experience.  Additionally, we developed the U TRUST® verification program to provide customers with the highest level of transparency. REPREVE® fabrics contains FiberPrint®, a proprietary technology used to analyze and validate REPREVE® content claims and composition.

PROFIBER™ is a family of virgin, material-based performance yarn products that are similarly customizable with a broad selection of industry-leading technologies designed to deliver an array of consumer benefits.

UNIFI’s branded yarns can be found in a variety of products of well-known brands, retailers and department stores, including Ford, Haggar, Polartec, Under Armour, The North Face, Patagonia, Quiksilver, Roxy, General Motors, Volcom, Pottery Barn, Lane Bryant, adidas, Nike, New Era Hat, MJ Soffe, Abercrombie & Fitch, Levi’s, H&M, TARGET, Express, Costco Wholesale, REI, Macy’s, Kohl’s, Belk, JC Penney, PVH, PACSUN, Zara, Hard Rock Café, Walmart, Bermuda Sands, Lovesac, BUFF and Aeropostale.

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

Customers

UNIFI’s Polyester Segment, Nylon Segment, Brazil Segment and Asia Segment have approximately 390, 140, 410 and 590 customers, respectively, all in a variety of geographic markets.  UNIFI’s products are manufactured according to customer specifications and are shipped based upon customer order requirements.  Customer payment terms are generally consistent with prevailing industry practices for the geographies in which we participate.

UNIFI’s consolidated net sales are not materially dependent on a single direct customer and no single direct customer accounts for 10% or more of UNIFI’s consolidated net sales. UNIFI’s top 10 direct customers accounted for approximately 28% of consolidated net sales for fiscal 2019 and approximately 34% of receivables as of June 30, 2019.  However, UNIFI’s consolidated net sales are dependent on demand from a relatively small number of brand partners.  UNIFI’s net sales within its Nylon Segment are materially dependent upon a domestic customer that accounted for approximately 28% of the Nylon Segment’s net sales for fiscal 2019.

Sales and Marketing

UNIFI employs an internal sales force of approximately 50 persons operating out of sales offices primarily in the U.S., Brazil, China, Sri Lanka, El Salvador and Colombia.  UNIFI also relies on independent sales agents for sales in several other countries.  UNIFI seeks to create strong customer relationships and to build and strengthen those relationships throughout the supply chain.  Through having frequent communications with customers, partnering in product development and engaging key downstream brands and retailers, UNIFI has created significant pull-through sales and brand recognition for its products.  For example, UNIFI works with brands and retailers to educate and create demand for its PVA products, such as recent engagements involving REPREVE® at multiple events and venues in the U.S.  UNIFI then works with key fabric mill partners to develop specific fabrics for those brands and retailers utilizing its PVA products.  In many of these regards, UNIFI draws upon and integrates the resources of its research and development personnel.  In addition, UNIFI is enhancing co-branding activations with integrated point-of-sale and online marketing with popular brands and retailers to further enable consumers to find REPREVE® and other PVA brands in multiple retail channels.  Based on the establishment of many commercial and branded programs, this strategy has been successful for UNIFI.

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

UNIFI produces Flake, Chip and POY using recycled materials. In addition to its yarns manufactured from virgin polyester and nylon, UNIFI sells its recycled products externally or further processes them internally to add value for customers seeking recycled components. The REPREVE® Bottle Processing Center in Reidsville, North Carolina produces Flake that can be sold externally or further processed internally at our REPREVE® Recycling Center in Yadkinville, North Carolina. Recycled polyester Chip output from the REPREVE® Recycling Center can be sold externally or further processed internally into polyester POY.

Additional processing of UNIFI’s polyester POY includes texturing, dyeing, twisting, beaming and draw winding.  The texturing process, which is common to both polyester and nylon, involves the use of high-speed machines to draw, heat and false-twist POY to produce yarn with different physical characteristics, depending on its ultimate end use.  Texturing gives the yarn greater bulk, strength, stretch, consistent dye-ability and a softer feel, thereby making it suitable for use in the knitting and weaving of fabric.  Solution dyeing and package dyeing allow for matching of customer-specific color requirements for yarns sold into various markets.  Twisting incorporates real twist into filament yarns, which can be sold for a variety of uses, such as sewing thread, home furnishings and apparel.  Beaming places both textured and covered yarns onto beams to be used by customers in warp knitting and weaving applications.  The draw winding process utilizes heat and draws POY to produce mid-tenacity, flat yarns.

Additional processing of UNIFI’s nylon yarn products primarily includes covering and texturing. Covering involves the wrapping or air entangling of filament or spun yarn around a core yarn, primarily spandex.  This process enhances a fabric’s ability to stretch, recover its original shape and resist wrinkles, while maintaining a softer feel.

UNIFI’s subsidiaries in Asia offer the same high-quality and innovative PVA products and technologies through contract manufacturing arrangements with local manufacturers. This asset-light model allows for seamless integration of our products into the global supply chain of our customers. As we expand our Asian operations to meet the needs of our global customers, we will continue to leverage the asset-light model where the existing infrastructure can accommodate our highly technical processes, while continually evaluating the need for additional UNIFI assets in response to ever-changing market dynamics.

Research and Development

UNIFI employs approximately 140 persons, primarily in the U.S., who work closely with UNIFI’s customers, brand partners and others to develop a variety of new yarns as well as improvements to the performance properties of existing yarns and fabrics. Among other things, UNIFI evaluates trends and uses the latest technology to create innovative specialty and PVA yarns that meet the needs of evolving consumer preferences.  Most of UNIFI’s branded yarns, including its flagship REPREVE® brand, were derived from its research and development initiatives.

UNIFI also includes, as part of its research and development initiatives, the use of continuous improvement methodologies to increase its manufacturing and other operational efficiencies, both to enhance product quality and to derive cost savings.

For fiscal 2019, 2018 and 2017, UNIFI incurred $12,359, $7,792 and $7,177, respectively, in costs for research and development (including salaries and benefits of the personnel involved in those efforts). During fiscal 2019, in connection with consolidating and advancing our global innovation initiatives, certain employees moved from production roles to research and development.

Intellectual Property

UNIFI has numerous trademarks registered in the U.S. and in other countries and jurisdictions around the world.  Due to its current brand recognition and potential growth opportunities, UNIFI believes that its portfolio of registered REPREVE® trademarks is its most significant trademark asset.  Ownership rights in registered trademarks typically do not expire if the trademarks are continued in use and properly protected under applicable law.

UNIFI licenses certain trademarks, including Dacron® and Softec™, from Invista S.a.r.l. (“INVISTA”).

UNIFI also employs its innovative manufacturing know-how, methods and processes to produce and deliver proprietary PVA solutions to customers and brand partners.  UNIFI relies on the copyright and trade secret laws of the U.S. and other countries, as well as nondisclosure and confidentiality agreements, to protect these rights.

Employees

As of June 30, 2019, UNIFI had approximately 2,860 employees, along with approximately 200 individuals working under temporary labor contracts.  The number of employees in the Polyester Segment, the Nylon Segment, the Brazil Segment, the Asia Segment and the corporate office were approximately 1,700, 500, 500, 60 and 100, respectively, at June 30, 2019.  While employees of UNIFI’s Brazilian operations are unionized, none of the labor force employed by UNIFI’s domestic or other foreign subsidiaries is currently covered by a collective bargaining agreement.  UNIFI believes that it has a good relationship with its employees.

Geographic Data

Geographic information reported in conformance with U.S. generally accepted accounting principles (“GAAP”) is included in Note 26, “Business Segment Information,” to the accompanying consolidated financial statements.  Information regarding risks attendant to UNIFI’s foreign operations is included in “Item 1A. Risk Factors” in this Annual Report.

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

Inflation

UNIFI expects costs to continue to rise for certain consumables used to produce and ship its products, as well as for its utilities and labor costs and benefits. While UNIFI attempts to mitigate the impacts of such rising costs through increased operational efficiencies and increased selling prices, inflation could become a factor that negatively impacts UNIFI’s profitability.

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

UK continues to own property (the “Kentec site”) acquired in the 2004 transaction with INVISTA that has contamination from DuPont’s prior operations and is monitored by DEQ.  The Kentec site has been remediated by DuPont, and DuPont has received authority from DEQ to discontinue further remediation, other than natural attenuation.  Prior to transfer of responsibility to UK, DuPont and UK had a duty to monitor and report the environmental status of the Kentec site to DEQ.

Effective April 10, 2019, UK assumed sole remediator responsibility of the Kentec site pursuant to its contractual obligations with INVISTA and received $180 of net monitoring and reporting costs due from DuPont.  In connection with monitoring, UK expects to sample and report to DEQ annually. UNIFI expects no active site remediation will be required and has no basis to determine any costs that may be associated with active remediation.

Joint Ventures and Unconsolidated Affiliates

In addition to its 34% ownership in PAL, UNIFI participates in two joint ventures that supply raw materials to the Nylon Segment, with one located in the U.S. and one in Israel.  As of June 30, 2019, UNIFI had $114,320 recorded for these investments in unconsolidated affiliates.  For fiscal 2019, $3,968 of UNIFI’s $10,011 of income before income taxes was generated from its investments in these unconsolidated affiliates, of which $2,561 was attributable to PAL.  Other information regarding UNIFI’s unconsolidated affiliates is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 23, “Investments in Unconsolidated Affiliates and Variable Interest Entities,” to the accompanying consolidated financial statements.

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

UNIFI competes not only against domestic and foreign yarn producers, but also against importers of foreign-sourced fabric, apparel and other textile products into the U.S. and other countries in which UNIFI does business (particularly in Brazil with respect to commodity yarn products). The primary competitive factors in the textile industry include price, quality, product styling, performance attributes and differentiation, brand reputation, flexibility and location of production and finishing, delivery time and customer service. The needs of certain customers and brand partners and the characteristics of particular products determine the relative importance of these various factors. A large number of UNIFI’s foreign competitors have significant competitive advantages that may include lower labor and raw material costs, production facilities in locations outside UNIFI’s existing supply chain, government subsidies and favorable foreign currency exchange rates against the USD. If any of these advantages increase, or if new and/or larger competitors emerge in the future, or if UNIFI’s brand reputation is detrimentally impacted, then UNIFI’s products could become less competitive, and its sales and profits may decrease as a result. In particular, devaluation of the Chinese currency against the USD could result in UNIFI’s products becoming less competitive from a pricing standpoint and/or could result in the NACA region losing market share to Chinese imports, thereby adversely impacting UNIFI’s sales and profits.  Also, while these foreign competitors have traditionally focused on commodity production, they are now increasingly focused on PVA products, where UNIFI has been able to generate higher margins. UNIFI may not be able to continue to compete effectively with foreign-made textile and apparel products, which would materially adversely affect its business, financial condition, results of operations or cash flows.  Similarly, to maximize their own supply chain efficiency, customers and brand partners sometimes request that UNIFI’s products be produced and sourced from specific geographic locations that are in close proximity to the customer’s fabric mills or that have other desirable attributes from the customer’s perspective.  These locations are sometimes situated outside the footprint of UNIFI’s existing global supply chain. If UNIFI is unable to move production based on customer requests or other shifts in regional demand, we may lose sales and experience an adverse effect on our business, financial condition, results of operations or cash flows.

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

Significant price volatility of UNIFI’s raw materials and rising energy costs may result in increased production costs.  UNIFI attempts to pass such increases in production costs on to its customers through responsive price increases.  However, any such price increases are effective only after a time lag that may span one or more quarters, during which UNIFI and its margins are negatively affected.

Petroleum-based chemicals and recycled plastic bottles comprise a significant portion of UNIFI’s raw materials. The prices for these products and energy costs are volatile and dependent on global supply and demand dynamics, including geo-political risks.  While UNIFI enters into raw material supply agreements from time to time, these agreements typically provide index pricing based on quoted market prices. Therefore, supply agreements provide only limited protection against price volatility. UNIFI attempts to pass on to its customers increases in raw material costs but at times it cannot and, when it can, there is typically a time lag that adversely affects UNIFI and its margins during one or more quarters.  Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of certain raw materials in the prior quarter.  Pricing adjustments for other customers must be negotiated independently.  In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one to two fiscal quarters of the raw material price increase for its index priced customers and within two fiscal quarters of the raw material price increase for its non-index priced customers.  UNIFI has lost in the past (and expects that it may lose in the future) customers to its competitors as a result of price increases. In addition, competitors may be able to obtain raw materials at a lower cost due to market regulations that favor local producers in certain foreign locations where UNIFI operates, and certain other market regulations that favor UNIFI over other producers may be amended or repealed. Additionally, inflation can have a long-term impact by increasing the costs of materials, labor and/or energy, any of which costs may adversely impact UNIFI’s ability to maintain satisfactory margins. If UNIFI is not able to fully pass on such cost increases to customers in a timely manner (or if it loses a large number of customers to competitors as a result of price increases), the result could be material and adverse to its business, financial condition, results of operations or cash flows.

Depending on the price volatility of petroleum-based inputs, recycled bottles and other raw materials, the price gap between virgin raw materials and recycled Flake could make virgin raw materials more cost-effective than recycled raw materials, which could result in an adverse effect on UNIFI’s ability to sell its REPREVE® brand recycled products profitably.

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

Through its foreign operations, UNIFI is also exposed to foreign currency exchange rate fluctuations. Fluctuations in foreign currency exchange rates will impact period-to-period comparisons of UNIFI’s reported results. Additionally, UNIFI operates in countries with foreign exchange controls. These controls may limit UNIFI’s ability to transfer funds from its international operations and joint ventures or otherwise to convert local currencies into USDs. These limitations could adversely affect UNIFI’s ability to access cash from its foreign operations.

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

UNIFI’s future success depends in part on its ability to protect and preserve its rights in the trademarks and other intellectual property it owns or licenses, including its proprietary know-how, methods and processes. UNIFI relies on the trademark, copyright and trade secret laws of the U.S. and other countries, as well as nondisclosure and confidentiality agreements, to protect its intellectual property rights. However, UNIFI may be unable to prevent third parties, employees or contractors from using its intellectual property without authorization, breaching nondisclosure or confidentiality agreements, or independently developing technology that is similar to UNIFI’s. The use of UNIFI’s intellectual property by others without authorization may cause it to lose sales, reduce any competitive advantage UNIFI has developed or otherwise harm its business.

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

A number of markets within the textile industry in which UNIFI sells its products, particularly the apparel, hosiery and home furnishings markets, are subject to intense foreign competition. Other markets within the textile industry in which UNIFI sells its products may in the future become subject to more intense foreign competition. There are currently a number of trade regulations and duties in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as those in China and Vietnam.  Political and policy-driven influences are subjecting international trade regulations to significant change, the details of which have not yet been fully established and the consequences of which are not yet fully understood. Future changes in such trade regulations or duties may make the price of UNIFI’s products less attractive than the goods of its competitors or the finished products of a competitor in the supply chain, which could have a material adverse effect on UNIFI’s business, financial condition, results of operations or cash flows.  Such changes in U.S. import duties might also result in increased indirect costs on items imported to support UNIFI’s domestic operations and/or countervailing or responsive changes applicable to exports of our products outside the U.S.

According to industry experts and trade associations, there has been a significant amount of illegal transshipments of apparel products into the U.S. and into certain other countries in the NACA region in which UNIFI competes. Illegal transshipment involves circumventing duties by falsely claiming that textiles and apparel are products of a particular country of origin (or include yarn of a particular country of origin) to avoid paying higher duties or to receive benefits from regional free trade agreements, such as NAFTA and CAFTA-DR. If illegal transshipments are not monitored, and if enforcement is not effective to limit them, these shipments could have a material adverse effect on UNIFI’s business, financial condition, results of operations or cash flows.

The renegotiation of NAFTA has been a priority for the Trump administration over the past 18 months. The U.S. has a positive trade balance in the textile and apparel sector in NAFTA, and UNIFI anticipates the modifications made under the USMCA in this sector will not significantly impact textile and apparel trade in the region if/when it is enacted. The proposed USMCA does include strong rules of origin and closes several loopholes in the original NAFTA that allowed non-originating inputs, such as sewing thread and pocketing.  The USMCA will need to be ratified by all three countries before it is enacted.

In order to compete effectively, we must attract, retain and motivate key employees, and our failure to do so could harm our business and our results of operations.

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

Attempts to gain unauthorized access to our information technology systems have become increasingly more sophisticated over time. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases we might be unaware of an incident or its magnitude and effects. We carry data protection liability insurance against cyber attacks, with limits we deem adequate for the reimbursement for damage to our computers, equipment and networks and resulting disruption of our operations. Any disruption from a cyber attack could require substantial expenditures and recovery time in order to fully resume operations and could also have a material adverse effect on our operations and financial results to the extent losses are uninsured or exceed insurance recoveries and to the extent that such disruptions adversely impact our relationships with our customers. We have been a target of cybersecurity attacks in the past and, while such attacks have not resulted in a material impact on our operations or business, such attacks could in the future.

The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any cybersecurity breach results in inappropriate disclosure of our customers’ or brand partners’ confidential information, we may incur a liability as a result. In addition, the devotion of additional resources to the security of our information technology systems in the future could significantly increase the cost of doing business or otherwise adversely impact our financial results.

UNIFI may be subject to greater tax liabilities.

UNIFI is subject to income tax and other taxes in the U.S. and in numerous foreign jurisdictions. UNIFI’s domestic and foreign income tax liabilities are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of taxes paid is subject to UNIFI’s interpretation of applicable tax laws in the jurisdictions in which we operate. Changes in tax laws, or in judicial or administrative interpretations of tax laws, could have an adverse effect on UNIFI’s business, financial condition, operating results and cash flows. Significant judgment, knowledge and experience are required in determining our worldwide provision for income taxes. UNIFI’s future effective tax rate will be impacted by a number of factors including our interpretation of H.R. 1 (formerly known as the Tax Cuts and Jobs Act) and any pending regulations and interpretive guidance to be released.

UNIFI anticipates that the U.S. Treasury Department, the U.S. Internal Revenue Service and other standard-setting bodies will continue to issue regulations and interpretive guidance on how the provisions of H.R. 1 will be applied or otherwise administered, and additional regulations or interpretive guidance may be issued in the future that is different from UNIFI’s current interpretation.  As regulations and guidance evolve with respect to H.R. 1, and as UNIFI gathers more information and performs additional analysis, UNIFI’s results may differ from previous estimates.

H.R. 1 will significantly impact how U.S. multinational corporations like UNIFI are taxed on foreign earnings, which are now deemed to be repatriated. These changes resulted in a higher effective tax rate for UNIFI for fiscal 2019.  Numerous countries are evaluating their existing tax laws due, in part, to recommendations made by the Organization for Economic Cooperation & Development’s Base Erosion and Profit Shifting project and in response to the changes in U.S. tax laws. Although UNIFI cannot predict whether, or in what form, any legislation based on such proposals may be adopted by the countries in which we do business, future tax reform based on such proposals may increase the amount of taxes UNIFI pays and may also adversely affect our operating results and cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table contains information about the principal properties owned or leased by UNIFI as of June 30, 2019:

Location	Description
Polyester Segment
Domestic
Yadkinville, North Carolina	Five plants (1) and five warehouses (2)
Reidsville, North Carolina	Two plants (1)

Foreign
Ciudad Arce, El Salvador	One plant (3) and two warehouses (3)

Nylon Segment
Domestic
Madison, North Carolina	One plant (1) and one warehouse (1)

Foreign
Bogota, Colombia	One plant (1)

Brazil Segment
Foreign
Alfenas, Brazil	One plant (1) and one warehouse (1)
Sao Paulo, Americana and Blumenau, Brazil	One corporate office (3) and two sales offices (3)
Asia Segment
Foreign
Suzhou, China	One sales office (3) and one warehouse (3)
Colombo, Sri Lanka	One sales office (3)

(1)	Owned in fee simple.
(2)	Three warehouses are owned in fee simple and two warehouses are leased.
(3)	Leased.

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

As of June 30, 2019, UNIFI owned approximately 4.9 million square feet of manufacturing, warehouse and office space. Management believes all of UNIFI’s operating properties are well-maintained and in good condition.  In fiscal 2019, UNIFI’s plants in the Polyester, Nylon and Brazil Segments operated below capacity.  Management does not perceive any capacity constraints in the foreseeable future.

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

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a description of the names and ages of the executive officers of the Company, indicating all positions and offices with the Company held by each such person and each person’s principal occupation or employment during the past five years.  Each executive officer of UNIFI is elected by the Board and holds office from the date of election until thereafter removed by the Board.

Albert P. Carey – Age: 67 – Mr. Carey has served as Executive Chairman of the Board of UNIFI since April 2019 and as a member of the Board since January 2018.  Mr. Carey previously served as Non-Executive Chairman of the Board of the Company from January 2019 to March 2019.  In March 2019, Mr. Carey retired from PepsiCo, Inc., a consumer products company, after a 38-year career with the company in which he held a number of senior leadership roles, including Chief Executive Officer of PepsiCo North America from March 2016 to January 2019, Chief Executive Officer of PepsiCo North America Beverages from July 2015 to March 2016, Chief Executive Officer of PepsiCo Americas Beverages from September 2011 to July 2015 and President and Chief Executive Officer of Frito-Lay North America from June 2006 to September 2011.  Mr. Carey joined PepsiCo in 1981 after spending seven years with The Procter & Gamble Company.  Mr. Carey also serves on the board of directors of The Home Depot, Inc. and the board of trustees at the University of Maryland, and volunteers at the Bridgeport Rescue Mission in Bridgeport, Connecticut.

Thomas H. Caudle, Jr. – Age: 67 – Mr. Caudle has served as President & Chief Operating Officer of UNIFI since August 2017 and as a member of the Board since April 2016.  Previously, he was President of the Company from April 2016 to August 2017, Vice President of Manufacturing of the Company from October 2006 to April 2016 and Vice President of Global Operations of the Company from April 2003 to October 2006.  Mr. Caudle joined UNIFI in 1982 and, since that time, has served in a variety of other leadership roles, including Senior Vice President in charge of manufacturing for the Company and Vice President of Manufacturing Services.

Richard E. Gerstein – Age: 54 – Mr. Gerstein has served as Executive Vice President, REPREVE Future Strategy & Global Chief Marketing Officer of UNIFI since April 2019.  Previously, Mr. Gerstein served as Executive Vice President, Global Branded Premium Value-Added Products & Chief Marketing and Innovation Officer of the Company from August 2017 to April 2019.  Before joining UNIFI, Mr. Gerstein served from January 2015 to August 2017 as founder and a partner of two consulting firms, TNG Consulting and The Brand CHarGe.  From May 2014 to May 2015, Mr. Gerstein served as Chief Customer Officer for Motista, LLC, a strategy and marketing firm.

Christopher A. Smosna – Age: 48 – Mr. Smosna has served as Interim Chief Financial Officer of UNIFI since December 2018.  Mr. Smosna has been Treasurer of the Company since 2008 and a Vice President of the Company since 2011.  Mr. Smosna previously served as Interim Chief Financial Officer of the Company from June 2017 to September 2017 and from November 2015 to January 2016.

Lucas de Carvalho Rocha – Age: 62 – Mr. Rocha has served as Vice President of Unifi Latin America and President of Unifi do Brasil, Ltda. (”UdB”) (UNIFI’s subsidiary in Brazil) since January 2018. Previously, he served as Director of Operations of UdB from April 1999 to January 2018. Prior to his career with UNIFI, Mr. Rocha also spent time at the following textile entities in Brazil: Fairway Filamentos SA (Rhodia & Hoechst J.V.), Textuval Indústria Têxtil Ltda., Rhodia SA (Rhone Poulenc Group), Polyenka SA (ex-AKZOGroup).

Hongjun Ning – Age: 52 – Mr. Ning has served as Vice President and General Manager of Unifi Asia, Europe & Africa since January 2018 and as President of Unifi Asia Pacific since June 2017.  Previously, he served as Vice President of Unifi Textiles (Suzhou) Co. Ltd. (“UTSC”) (UNIFI’s subsidiary in China) from September 2013 to June 2017, Director of Sales & Marketing of UTSC from August 2008 to September 2013 and General Manager, Sales & Marketing of a former UNIFI joint venture in China from January 2006 to August 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

UNIFI’s common stock is listed for trading on the New York Stock Exchange (the “NYSE”) under the symbol “UFI.”

As of August 16, 2019, there were 131 record holders of UNIFI’s common stock.  A significant number of the outstanding shares of common stock that are beneficially owned by individuals and entities are registered in the name of Cede & Co.  Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.  UNIFI estimates that there are approximately 4,000 beneficial owners of its common stock.

No dividends were paid in the past two fiscal years, and UNIFI does not intend to pay cash dividends in the foreseeable future.  UNIFI’s current debt obligations contain certain restricted payment and restricted investment provisions, including a restriction on the payment of dividends and share repurchases under certain circumstances.  Information regarding UNIFI’s debt obligations is provided in Note 13, “Long-Term Debt,” to the accompanying consolidated financial statements.

Purchases of Equity Securities

On April 23, 2014, UNIFI announced that the Board had approved the 2014 SRP under which UNIFI was authorized to acquire up to $50,000 of its common stock. Through October 31, 2018 (the date the 2014 SRP was terminated, as noted below), UNIFI had repurchased a total of 806 shares, at an average price of $27.79 (for a total of $22,409, inclusive of commission costs), pursuant to the 2014 SRP.

On October 31, 2018, UNIFI announced that the Board had terminated the 2014 SRP and approved the 2018 SRP under which UNIFI is authorized to acquire up to $50,000 of its common stock. Under the 2018 SRP, purchases will be made from time to time in the open market at prevailing market prices, through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of June 30, 2019, $50,000 remained available for repurchase under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

The below graphic comparison assumes the investment of $100 in each of UNIFI common stock, the S&P SmallCap 600 Index (a benchmark index containing inclusion characteristics closely associated with UNIFI) and the NYSE Composite Index (a broad equity market index), all at June 27, 2014.  The resulting cumulative total return assumes that dividends, if any, were reinvested. Past performance is not indicative of future performance.

	June 27, 2014	June 26, 2015	June 24, 2016	June 23, 2017	June 22, 2018	June 28, 2019
Unifi, Inc.	$100.00	$123.87	$95.95	$105.55	$115.04	$66.31
S&P SmallCap 600	100.00	110.06	103.85	127.89	156.28	143.26
NYSE Composite	100.00	103.25	97.73	115.51	127.50	135.15

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data.  The data should be read in conjunction with UNIFI’s historical consolidated financial statements for each of the fiscal years presented, as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017	June 26, 2016	June 28, 2015
Number of weeks	53	52	52	52	52
Operations Data:
Net sales	$708,804	$678,912	$647,270	$643,637	$687,121
Gross profit	66,308	86,428	94,164	93,632	90,705
Selling, general and administrative expenses	52,690	56,077	50,829	47,502	49,672
Operating income	10,960	28,799	43,768	42,198	38,486
Interest expense	5,414	4,935	3,578	3,528	4,025
Equity in earnings of unconsolidated affiliates (1)	(3,968)	(5,787)	(4,230)	(8,963)	(19,475)
Income from continuing operations before income taxes	10,011	30,211	43,275	48,243	53,812
Provision (benefit) for income taxes (2)	7,555	(1,491)	10,898	15,073	13,346
Income from continuing operations, net of tax	2,456	31,702	32,377	33,170	40,466
Net income attributable to Unifi, Inc. (3)	2,456	31,702	32,875	34,415	42,151
Per common share:
Net income attributable to Unifi, Inc.
Basic	$0.13	$1.73	$1.81	$1.93	$2.32
Diluted	$0.13	$1.70	$1.78	$1.87	$2.24
Cash Flow Data:
Net cash provided by operating activities	$7,284	$37,335	$46,062	$55,975	$38,903
Depreciation and amortization expenses	23,003	22,585	20,368	17,528	18,043
Capital expenditures	24,871	25,029	33,190	52,337	25,966
Distributions received from unconsolidated affiliates	2,647	12,236	2,322	4,732	3,718
Cash paid for share repurchases	—	—	—	6,211	10,360
Cash dividends declared per common share	$—	$—	$—	$—	$—

	June 30, 2019	June 24, 2018	June 25, 2017	June 26, 2016	June 28, 2015
Balance Sheet Data:
Cash and cash equivalents	$22,228	$44,890	$35,425	$16,646	$10,013
Property, plant and equipment, net	206,787	205,516	203,388	185,101	136,222
Total assets	592,151	601,807	571,503	525,442	474,761
Total debt (4)	128,018	131,207	129,468	123,012	104,110
Total shareholders’ equity	392,845	389,781	360,806	326,945	299,093

(1)	Equity in earnings of unconsolidated affiliates for fiscal 2015 includes two bargain purchase gains recognized by PAL for a combined benefit to UNIFI of $4,696, before taxes.

(2)

Provision for income taxes for fiscal 2019 includes, among other items, (i) tax expense of $1,181 to establish a valuation allowance against certain deferred tax assets and (ii) tax expense of $1,202 related to enactment date impacts of U.S. tax reform, partially offset by a tax benefit of $2,045 related to the release of a valuation allowance against prior year credits. Separate from these amounts, the effective tax rate for fiscal 2019 was adversely impacted by significantly lower domestic earnings.

Benefit for income taxes for fiscal 2018 includes, among other items, benefits from the reversal of (i) an uncertain tax position for $3,380 relating to certain income applicable to fiscal 2015 and (ii) a valuation allowance on certain historical net operating losses (“NOLs”) for $3,807, in addition to certain tax impacts resulting from federal tax reform legislation signed into law in December 2017.

Provision for income taxes for fiscal 2017 includes, among other items, a $1,500 benefit for the recognition of research and development credits relating to previously filed tax returns that were amended in fiscal 2017.

Provision for income taxes for fiscal 2015 includes, among other items, benefits from the reversal of $7,639 for the deferred tax liability related to UNIFI’s indefinite reinvestment assertion, a $3,008 impact related to certain currency transactions that originated in prior fiscal years and were settled in fiscal 2015, the release of $3,009 from the valuation allowance primarily in connection with an unconsolidated affiliate, renewable energy credits of $1,036 and net expense recognized for uncertain tax positions of $2,879.

(3)	Net income attributable to Unifi, Inc. (“Net Income”):
•

for fiscal 2019 includes (i) severance charges in connection with executive officer departures and cost reduction efforts and (ii) the adverse impacts of both competitive pressures from yarn imports into the U.S. and a significant raw material cost increase in September and October of calendar 2018;

•

for fiscal 2018 includes the adverse impact of raw material cost increases during the majority of the fiscal year, which were not timely offset by corresponding selling price increases in a highly-competitive U.S. market;

•	for fiscal 2017 includes a loss on the divestiture of a non-core business of $1,662, after tax;
•	for fiscal 2016 includes key employee transition costs of $1,493, after tax; and
•	for fiscal 2015 includes a loss on the extinguishment of debt of $676, after tax.
(4)	Total debt reflects debt principal outstanding excluding unamortized debt issuance costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

UNIFI maintains one of the textile industry’s most comprehensive product offerings that include a range of specialized, PVA and commodity solutions, with principal geographic markets in the Americas, Asia and Europe.

UNIFI has direct manufacturing operations in four countries and participates in joint ventures with operations in Israel, Mexico and the U.S., the most significant of which is a 34% non-controlling partnership interest in PAL, a significant unconsolidated affiliate that produces cotton and synthetic yarns for sale to the global textile industry and apparel market. We believe the investment in PAL provides strategic diversification for our overall business in response to global textile trends.

UNIFI has four reportable segments - the Polyester Segment, the Nylon Segment, the Brazil Segment and the Asia Segment – as well as certain ancillary operations that include for-hire transportation services, which comprise an All Other category. The ancillary operations classified within All Other are insignificant for all periods presented; therefore, our discussion and analysis of those activities is generally limited to their impact on consolidated results, where appropriate.

UNIFI reported net income of $2,456, or $0.13 per diluted share, for fiscal 2019. These results primarily reflect (i) weaker fixed cost absorption resulting from lower textured yarn volumes in connection with significant competitive pressure from imported textured polyester into the U.S., (ii) unfavorable foreign currency translation impacts, (iii) a volatile raw material cost environment, (iv) a challenging domestic landscape in which achieving raw material related selling price increases was difficult against cost-competitive imports, (v) lower earnings from PAL and (vi) a significantly higher effective tax rate than in fiscal 2018.  These negative impacts were partially offset by the benefits of (a) growth in sales of PVA products in the Asia Segment and (b) an additional week in fiscal 2019 in the NACA region. In fiscal 2017, 2018 and 2019, UNIFI faced periods of fluctuating and/or increasing virgin and recycled polyester raw material costs, reducing the Polyester Segment’s gross margins. Additionally, the Polyester and Nylon Segments both experienced a difficult domestic environment, challenged by weak retail selling seasons, highly competitive imports and cautious ordering patterns from brands and retailers. However, the Asia Segment exhibited strong performance and growth due to the global success of UNIFI’s PVA portfolio and the generally more cost competitive nature of an Asian supply chain.

Significant Developments and Trends

UNIFI’s operations in fiscal 2019 and 2018 were focused on enhancing the global supply chain, growing the market for its PVA products and using cash flows from operations to fund select capital projects and strategic growth opportunities.  This focus led to the continuing increase in UNIFI’s PVA sales as a percentage of its overall sales, with net sales from PVA products representing approximately 47% of consolidated net sales for fiscal 2019. This increase continues a growth trend in PVA sales, which have risen approximately 10% annually for the past several fiscal years.  UNIFI’s strategy of enriching its product mix through a focus on PVA products helps to insulate it from the pressures of low-priced commodity yarn imports and to establish UNIFI as an innovation leader in its core markets.  UNIFI’s innovative and sustainable products achieved growth in overseas markets, continuing to meet the demands of premier brands and retailers worldwide. However, within the Company’s PVA portfolio, certain products carry a lower gross margin profile, and sales of such products grew considerably in fiscal 2018 and 2019, contributing to a weaker mix of PVA sales.

UNIFI’s flagship REPREVE® brand continued as our fastest growing PVA solution during fiscal 2019.  The increasing success and awareness of the REPREVE® brand continues to provide new opportunities for growth, allowing for expansion into new end uses and markets for REPREVE®, as well as continued growth of the brand with current customers. Both brands and consumers are demanding more sustainable solutions that provide better performance characteristics, and we believe REPREVE® is positioned to benefit from this trend.

Consistent with the market and financial trends that have affected its business in the last several quarters, UNIFI continued to experience a number of challenges in fiscal 2019. External pressures in the NACA business included elevated raw material costs and suppressed demand for certain yarns, along with elevated levels of low-cost imports of polyester yarn from China into the U.S. The volatile nature of these external pressures made navigating the NACA environment even more difficult. Internal pressures included (i) the implementation of selling price increases that left us less competitive, (ii) elevated inventory levels and (iii) the result of weaker leverage of our cost structure. The combination of these external and internal pressures caused weaker fixed cost absorption and lower operating margins.

Amid these new and ongoing pressures, UNIFI has and is continuing to take actions to reduce costs. Prior to the third quarter of fiscal 2019, UNIFI’s annualized run-rate for selling, general and administrative expenses (“SG&A expenses”) was approaching $60,000. In connection with cost reduction initiatives substantially completed in the fourth quarter of fiscal 2019, UNIFI decreased the annual run-rate of SG&A expenses to approximately $51,000.

In addition, UNIFI remains committed to pursuing relief from the competitive pressures that have resulted from the elevated levels of low-cost and subsidized polyester textured yarn entering the U.S. market from countries such as China and India, which increased approximately 79% from calendar 2013 to 2017 and which continued to pressure our domestic business during fiscal 2019.  Based on import data obtained in the months prior to and subsequent to UNIFI’s filing of anti-dumping and countervailing duties petitions in October 2018, an increase of approximately 27% in polyester textured yarn imports from China into the U.S. placed even more pressure on UNIFI’s U.S. margins and competitiveness.  UNIFI believes this surge in imports was due to efforts to stockpile imported yarn before preliminary duties were imposed by the Commerce Department.

Accordingly, UNIFI filed a “critical circumstances” allegation on April 2, 2019, requesting the Commerce Department to apply any countervailing and antidumping duties applicable to subject imports from China on a retroactive basis.  The Commerce Department preliminarily granted this request on April 19, 2019, and, on April 29, 2019, announced affirmative preliminary countervailing duty determinations on unfairly subsidized imports of polyester textured yarn from (i) China at rates of 32% or more and (ii) India at rates of 7% or more.  In addition, on June 26, 2019, the Commerce Department announced affirmative preliminary antidumping duty determinations on imports of polyester textured yarn from (i) China at rates of 65% or more and (ii) India at rates of 10% or more, preliminarily affirming that imports of polyester textured yarns were being unfairly sold below their fair value in the U.S. at significant margins.  Final determinations of dumping, subsidization and injury are expected by the end of calendar 2019.  These positive announcements are critical steps in UNIFI’s efforts to better compete against imported yarns that have flooded the U.S. market in recent years.

Fiscal 2017 marked the final year of a three-year $135,000 capital investment plan. In fiscal 2015, UNIFI invested approximately $35,000 in capital projects, adding machinery to support expansion of its draw-textured and air-jet textured businesses, launching its third production line in the REPREVE® Recycling Center and installing a 1-megawatt capacity solar farm. In fiscal 2016, UNIFI invested approximately $60,000 in capital projects, including commencing construction of a bottle processing facility, commencing another REPREVE® Recycling Center expansion and enhancing automation systems and existing machinery to accommodate an increasingly complex product mix. UNIFI invested approximately $40,000 in capital projects in fiscal 2017, completing construction of its bottle processing facility, nearing completion of the fourth production line in the REPREVE® Recycling Center, and completing construction of assets for production of specialized bi-component fibers, along with additional enhancements to existing assets for customized and small-lot solutions.

In fiscal 2018, we invested approximately $25,000 in capital projects, which included (i) completing the fourth production line in the REPREVE® Recycling Center, (ii) making further improvements in production capabilities and technology enhancements in the Americas and (iii) annual maintenance capital expenditures.

In fiscal 2019, we invested approximately $25,000 in capital projects, which included (i) making further improvements in production capabilities and technology enhancements in the Americas and (ii) annual maintenance capital expenditures.

To appropriately leverage the significant investments made in machinery and equipment in recent years, UNIFI expects to make additional investments in certain growth initiatives, including technology, innovation and sustainability; high-quality strategic partnerships; and supply chain expansion and optimization. These initiatives complement UNIFI’s core competencies and are expected to strengthen our relationships with like-minded customers who value a premier supply chain and state-of-the-art equipment that offers technology-driven solutions backed by innovation and sustainability. As a result, these initiatives are expected to increase net sales, gross margins and operating income.

Raw material costs represent a significant portion of UNIFI’s manufactured product costs. The prices for the principal raw materials used by UNIFI continually fluctuate, and it is difficult, and often impossible, to predict trends or upcoming developments.  During fiscal 2019, 2018 and 2017, UNIFI operated in a predominantly increasing raw material cost environment. UNIFI believes those costs were primarily a result of volatility in the crude oil markets, along with periods of supply and demand constraints for certain polyester feedstocks.

The continuing volatility in global crude oil prices is likely to impact UNIFI’s polyester and nylon raw material costs.  While it is not possible to predict the timing or amount of the impact or whether the recent fluctuations in crude oil prices will stabilize, increase or decrease, UNIFI monitors these dynamic factors closely. In addition, UNIFI attempts to pass on to its customers increases in raw material costs but due to market pressures, this is not always possible.  When price increases can be implemented, there is typically a time lag that adversely affects UNIFI and its margins during one or more quarters. Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of certain raw materials in the prior quarter.  Pricing adjustments for other customers must be negotiated independently.  In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one or two fiscal quarters of the raw material price increase for its index priced customers and within two fiscal quarters of the raw material price increase for its non-index priced customers.

UNIFI is also impacted by significant fluctuations in the value of the BRL and the Chinese Renminbi (“RMB”), the local currencies for our operations in Brazil and China, respectively. Appreciation of the BRL and the RMB improves our net sales and gross profit metrics when the results of our subsidiaries are translated into USDs at comparatively favorable rates. However, such strengthening may cause adverse impacts to the value of USDs held in these foreign jurisdictions. UNIFI expects continued volatility in the value of the BRL and the RMB to impact our key performance metrics and actual financial results, although the magnitude of the impact is dependent upon the significance of the volatility, and it is not possible to predict the timing or amount of the impact.

In fiscal 2019 and 2018, the BRL weakened versus the USD, while in fiscal 2017, the BRL strengthened versus the USD. In fiscal 2019, 2018 and 2017, the value of the RMB fluctuated significantly in certain fiscal quarters, but the fluctuations were not significant to any fiscal year as a whole.

Results of Operations

Fiscal 2019 consisted of 53 weeks while fiscal 2018 and 2017 each consisted of 52 weeks.  The following table presents a summary of Net Income:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Net sales	$708,804	$678,912	$647,270
Cost of sales	642,496	592,484	553,106
Gross profit	66,308	86,428	94,164
Selling, general and administrative expenses	52,690	56,077	50,829
Provision (benefit) for bad debts	308	(38)	(123)
Other operating expense (income), net	2,350	1,590	(310)
Operating income	10,960	28,799	43,768
Interest expense, net	4,786	4,375	3,061
Loss on extinguishment of debt	131	—	—
Loss on sale of business	—	—	1,662
Equity in earnings of unconsolidated affiliates	(3,968)	(5,787)	(4,230)
Income before income taxes	10,011	30,211	43,275
Provision (benefit) for income taxes	7,555	(1,491)	10,898
Net income including non-controlling interest	2,456	31,702	32,377
Less: net loss attributable to non-controlling interest	—	—	(498)
Net income attributable to Unifi, Inc.	$2,456	$31,702	$32,875

See Note 26, “Business Segment Information,” to the accompanying consolidated financial statements for reconciliations and detail regarding UNIFI’s reportable segments, discussion and analysis of which follows below.

Key Performance Indicators and Non-GAAP Financial Measures

UNIFI continuously reviews performance indicators to measure its success.  These performance indicators form the basis of management’s discussion and analysis included below:

•	sales volume and revenue for UNIFI and for each reportable segment;
•	gross profit and gross margin for UNIFI and for each reportable segment;
•	Net Income and diluted earnings per share;
•	Segment Profit, which equals segment gross profit plus segment depreciation expense;
•	unit conversion margin, which represents unit net sales price less unit raw material costs, for UNIFI and for each reportable segment;
•	working capital, which represents current assets less current liabilities;
•	Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which represents Net Income before net interest expense, income tax expense and depreciation and amortization expense;
•

Adjusted EBITDA, which represents EBITDA adjusted to exclude equity in earnings of PAL, severance, loss on sale of business and certain other adjustments necessary to understand and compare the underlying results of UNIFI; and

•	Adjusted Working Capital, which equals receivables plus inventories and other current assets, less accounts payable and accrued expenses.

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

Management uses Adjusted Working Capital as an indicator of UNIFI’s production efficiency and ability to manage inventories and receivables. In fiscal 2019, in connection with changes to balance sheet presentation required by the adoption of the new revenue recognition guidance, UNIFI updated the definition of Adjusted Working Capital to include other current assets for current and historical calculations of the non-GAAP financial measure. Other current assets includes amounts capitalized for future conversion into inventories or receivables (e.g., vendor deposits and contract assets), and management believes that its inclusion in the definition of Adjusted Working Capital improves the understanding of UNIFI capital that is supporting production and sales activity.

Historically, the non-GAAP financial measures aimed to exclude the impact of the non-controlling interest in Renewables, while the consolidated amounts for such entity were required to be included in UNIFI’s financial amounts reported under GAAP.

See “Non-GAAP Reconciliations” below for reconciliations of non-GAAP metrics to the most directly comparable GAAP metric.

Non-GAAP Reconciliations

EBITDA and Adjusted EBITDA

The reconciliations of the amounts reported under GAAP for Net Income to EBITDA and Adjusted EBITDA are as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Net income attributable to Unifi, Inc.	$2,456	$31,702	$32,875
Interest expense, net	4,786	4,375	3,030
Provision (benefit) for income taxes	7,555	(1,491)	10,898
Depreciation and amortization expense	22,713	22,218	19,851
EBITDA	37,510	56,804	66,654

Equity in earnings of PAL	(2,561)	(4,533)	(2,723)
EBITDA excluding PAL	34,949	52,271	63,931

Severance (1)	1,351	—	—
Loss on sale of business (2)	—	—	1,662
Adjusted EBITDA	$36,300	$52,271	$65,593

(1) For fiscal 2019, the Company incurred certain severance costs of $1,351 in connection with overall cost reduction efforts.

(2) For fiscal 2017, the Company incurred a loss on the sale of its investment in Renewables of $1,662.

Amounts presented in the reconciliation above may not be consistent with amounts included in UNIFI’s consolidated financial statements, and such discrepancies are insignificant and integral to the reconciliation.

Review of Results of Operations for Fiscal 2019, 2018 and 2017

Consolidated Overview

The components of Net Income and the percentage increase or decrease over the prior fiscal year amounts are presented in the table below, followed by a discussion and analysis of the significant components of Net Income.  Fiscal 2019 was comprised of 53 weeks, while fiscal 2018 and 2017 were each comprised of 52 weeks.

	Fiscal 2019	% Change	Fiscal 2018	% Change	Fiscal 2017
Net sales	$708,804	4.4	$678,912	4.9	$647,270
Cost of sales	642,496	8.4	592,484	7.1	553,106
Gross profit	66,308	(23.3)	86,428	(8.2)	94,164
Selling, general and administrative expenses	52,690	(6.0)	56,077	10.3	50,829
Provision (benefit) for bad debts	308	nm	(38)	(69.1)	(123)
Other operating expense (income), net	2,350	47.8	1,590	nm	(310)
Operating income	10,960	(61.9)	28,799	(34.2)	43,768
Interest expense, net	4,786	9.4	4,375	42.9	3,061
Loss on extinguishment of debt	131	nm	—	nm	—
Loss on sale of business	—	nm	—	nm	1,662
Earnings from unconsolidated affiliates	(3,968)	(31.4)	(5,787)	36.8	(4,230)
Income before income taxes	10,011	(66.9)	30,211	(30.2)	43,275
Provision (benefit) for income taxes	7,555	nm	(1,491)	(113.7)	10,898
Net income including non-controlling interest	2,456	(92.3)	31,702	(2.1)	32,377
Less: net loss attributable to non-controlling interest	—	—	—	(100.0)	(498)
Net income attributable to Unifi, Inc.	$2,456	(92.3)	$31,702	(3.6)	$32,875

nm – not meaningful

Net Sales

Fiscal 2019 vs. Fiscal 2018

Consolidated net sales for fiscal 2019 increased by $29,892, or 4.4%, as compared to fiscal 2018.

Consolidated sales volumes increased 7.1%, attributable to (i) an additional week in fiscal 2019 for our NACA region operations, (ii) continued growth in sales of Flake and Chip in the Polyester Segment and (iii) continued growth in sales of Chip, staple fiber and other PVA products in the Asia Segment. Sales in the Asia Segment continued to expand as our REPREVE® portfolio resonates with our brand partners that are focused on sustainable solutions. The increase in sales volumes was partially offset by soft yarn sales in the Polyester, Nylon and Brazil Segments. We believe the softness in the domestic polyester environment and the competition from imports continue to be challenges for the textile supply chain and we have recently taken action in the form of trade petitions to help alleviate such competitive pressures. Our Nylon Segment results also reflect the current global trend of declines in demand for nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices decreased 2.6%, attributable to (i) disproportionate growth of lower-priced Flake, Chip and staple fiber among the Polyester and Asia Segments, (ii) a decline in higher-priced nylon products and (iii) unfavorable foreign currency translation impacts. PVA products at the end of fiscal 2019 comprised 47% of consolidated net sales, up from 45% at the end of fiscal 2018. Even with the relative growth in the proportion of PVA sales as a percentage of overall sales, our customers can choose between various PVA products, some of which carry higher margins than others.  Accordingly, growth in PVA sales does not necessarily translate into higher margins or increased profitability on a consolidated basis.

Fiscal 2018 vs Fiscal 2017

Consolidated net sales for fiscal 2018 increased by $31,642, or 4.9%, as compared to fiscal 2017.

Consolidated sales volumes increased 10.7%, attributable to continued growth in sales of Flake and Chip in the Polyester Segment and staple fiber and other PVA products in the Asia Segment. Sales expanded in the Asia Segment as our PVA portfolio resonates with numerous customers. The increase in sales volumes was partially offset by soft yarn sales in the Polyester, Nylon and Brazil Segments.

Consolidated average sales prices decreased 5.6%, attributable to disproportionate growth of lower-priced Flake, Chip and staple fiber among the Polyester and Asia Segments, as well as a decline in higher-priced nylon products. PVA products at the end of fiscal 2018 comprised 45% of consolidated net sales, up from 40% at the end of fiscal 2017.

Gross Profit

Fiscal 2019 vs. Fiscal 2018

Gross profit for fiscal 2019 decreased by $20,120, or 23.3%, as compared to fiscal 2018. For the Asia Segment, gross profit decreased as sales growth was more than offset by (i) margin pressure from higher raw material costs, (ii) a greater mix of lower-priced product sales and (iii) unfavorable foreign currency translation effects as the RMB weakened against the USD during fiscal 2019. For the Brazil Segment, gross profit decreased primarily due to (a) unfavorable foreign currency translation effects as the BRL weakened against the USD during fiscal 2019, (b) margin pressure from higher raw material costs and competition and (c) lower sales volumes as described above. For the Polyester Segment, gross profit decreased primarily due to lower conversion margin, in which the first half of fiscal 2019 was unfavorably impacted by higher raw material costs, unfavorable sales mix towards lower-margin business and weaker fixed cost absorption resulting from lower textured yarn volumes in connection with significant competitive pressure from imported textured polyester. For the Nylon Segment, gross profit decreased primarily due to a less favorable sales mix and weaker fixed cost absorption, due in part to the loss of a customer program to overseas production during the fourth quarter of fiscal 2019.

Fiscal 2018 vs. Fiscal 2017

Gross profit for fiscal 2018 decreased by $7,736, or 8.2%, as compared to fiscal 2017. For the Asia Segment, gross profit increased due to sales growth; however, margins were lower due to a less favorable sales mix and pressure from higher raw material costs. For the Brazil Segment, gross profit decreased due to increased raw material costs and competition. For the Polyester Segment, gross profit decreased primarily due to higher raw material costs coupled with a lag time in implementing corresponding selling price increases, lower yarn sales, incremental depreciation and pressure from ramping-up recycling operations as we incurred higher-than-expected costs in our bottle processing facility. For the Nylon Segment, gross profit decreased due in part to a less favorable sales mix and lower sales volumes.

Selling, General and Administrative Expenses

The changes in SG&A expenses are as follows:

SG&A expenses for fiscal 2017	$50,829
Increase in domestic salaries and fringe benefits	2,701
Increase in domestic recruiting and incentive compensation	2,578
Incremental international commercial investments	1,368
Increase in domestic marketing expenses	859
Other net increases	1,219
Net decrease for external service providers	(3,477)
SG&A expenses for fiscal 2018	$56,077

SG&A expenses for fiscal 2018	$56,077
Decrease in compensation expenses	(4,639)
Decrease due to foreign currency translation	(1,051)
Net increase in professional fees	1,435
Increase due to an additional week in fiscal 2019	841
Other net increases	27
SG&A expenses for fiscal 2019	$52,690

Fiscal 2019 vs. Fiscal 2018

SG&A expenses decreased from fiscal 2018 to fiscal 2019 primarily as a result of significant forfeitures of share-based compensation and variable compensation in connection with executive officer departures that occurred in fiscal 2019, partially offset by (i) an increase in fees paid to professional service providers, primarily for efforts related to antidumping and countervailing duty petitions and (ii) an additional week in fiscal 2019 for our NACA region operations.

Fiscal 2018 vs. Fiscal 2017

SG&A expenses grew throughout fiscal 2018 to support international growth and an expanded general and administrative workforce.  The increase compared to fiscal 2017 was primarily a result of (i) an increase in domestic salaries and fringe benefits, (ii) growth in global commercial efforts, (iii) investments in marketing capabilities and activities to promote UNIFI’s brands and (iv) other net increases for sales commissions and general corporate expenses, partially offset by a net decrease in fees paid to external service providers, primarily for consulting relating to strategic initiatives.

Provision (Benefit) for Bad Debts

Fiscal 2019 vs. Fiscal 2018

There was no material bad debt activity in fiscal 2019 or 2018.

Fiscal 2018 vs. Fiscal 2017

There was no material bad debt activity in fiscal 2018 or 2017.

Other Operating Expense (Income), Net

Fiscal 2019 vs. Fiscal 2018

Other operating expense (income), net changed unfavorably from $1,590 of expense for fiscal 2018 to $2,350 of expense for fiscal 2019, which primarily reflects severance expenses recorded in fiscal 2019 and unfavorable foreign currency transaction impacts recorded in fiscal 2018.

Fiscal 2018 vs. Fiscal 2017

Other operating expense (income), net changed unfavorably from $310 of income for fiscal 2017 to $1,590 of expense for fiscal 2018. Other operating expense (income), net for fiscal 2018 primarily includes unfavorable foreign currency transaction impacts, while the total for fiscal 2017 primarily includes favorable foreign currency transaction impacts.

Interest Expense, Net

Interest expense, net reflected the following components:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Interest and fees on the ABL Facility	$4,515	$3,926	$3,032
Other interest	828	832	1,021
Subtotal of interest on debt obligations	5,343	4,758	4,053
Amortization of debt financing fees	290	367	390
Mark-to-market adjustment for interest rate swap	—	—	(260)
Reclassification adjustment for interest rate swap	—	—	70
Interest capitalized to property, plant and equipment, net	(219)	(190)	(675)
Subtotal of other components of interest expense	71	177	(475)
Total interest expense	5,414	4,935	3,578
Interest income	(628)	(560)	(517)
Interest expense, net	$4,786	$4,375	$3,061

Fiscal 2019 vs. Fiscal 2018

Interest on debt obligations increased from fiscal 2018 to fiscal 2019 primarily due to (i) a higher average debt level throughout fiscal 2019 and (ii) a general increase in market interest rates on our variable rate debt.

Fiscal 2018 vs. Fiscal 2017

Interest on debt obligations increased from fiscal 2017 to fiscal 2018 primarily due to (i) a higher weighted average interest rate resulting from fixing the variable portion of the interest rate on $75,000 of debt principal, beginning in May 2017, and (ii) a general increase in market interest rates on the remaining portion of our variable rate debt.

The change in other components of interest expense from fiscal 2017 to fiscal 2018 was primarily attributable to a fiscal 2017 favorable mark-to-market adjustment for the historical interest rate swap that terminated in May 2017 and less interest capitalized to project costs in fiscal 2018.

Loss on Sale of Business

On December 23, 2016, UNIFI, through a wholly owned foreign subsidiary, entered into an agreement to sell its 60% equity ownership interest in Renewables to its existing third-party joint venture partner for $500 in cash and release of certain debt obligations. In connection with the transaction, UNIFI recognized a loss on sale of business of $1,662.

Earnings from Unconsolidated Affiliates

The components of earnings from unconsolidated affiliates are as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Earnings from PAL	$(2,561)	$(4,533)	$(2,723)
Earnings from nylon joint ventures	(1,407)	(1,254)	(1,507)
Total equity in earnings of unconsolidated affiliates	$(3,968)	$(5,787)	$(4,230)

As a percentage of consolidated income before income taxes	39.6%	19.2%	9.8%

Fiscal 2019 vs. Fiscal 2018

UNIFI’s 34% share of PAL’s earnings decreased from $4,533 in fiscal 2018 to $2,561 in fiscal 2019. The decrease was primarily attributable to higher raw material costs and reduced operating leverage, most notably in the comparable first fiscal quarters of each fiscal year.  The earnings from the nylon joint ventures experienced an increase from fiscal 2018 to fiscal 2019, primarily due to a period of improved operating leverage preceding a global nylon price increase.

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

Provision (Benefit) for Income Taxes

The change in consolidated income taxes is as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Income before income taxes	$10,011	$30,211	$43,275
Provision (benefit) for income taxes	7,555	(1,491)	10,898
Effective tax rate	75.5%	(4.9)%	25.2%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation H.R. 1, formerly known as the Tax Cuts and Jobs Act.  H.R. 1 includes significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, additional limitations on the deductions for executive compensation and interest expense, and the transition of the U.S. international tax system from a worldwide tax to a territorial tax system.  As a fiscal-year taxpayer, certain provisions of H.R. 1 impacted UNIFI in fiscal 2018, including the change in the U.S. federal corporate income tax rate and the one-time transition tax (“toll charge”) on accumulated foreign earnings, while other provisions became effective for UNIFI at the beginning of fiscal 2019.

The effective tax rate is subject to variation due to several factors, including variability in pre-tax and taxable income, the mix of income by jurisdiction, changes in deferred tax valuation allowances, and changes in statutes, regulations and case law.  Additionally, the impacts of these factors are greater when pre-tax income is lower.

Fiscal 2019 vs. Fiscal 2018

The increase in the fiscal 2019 effective tax rate was primarily attributable to (i) impacts of the global intangible low taxed income provisions newly effective for UNIFI in fiscal 2019, (ii) foreign withholding taxes, (iii) establishment of a valuation allowance against certain state deferred tax assets, and (iv) additional tax expense related to the enactment of H.R. 1.  These rate detriments were partially offset by a tax benefit from tax credits related to prior years. The prior year rate of (4.9%) also benefited from the release of a valuation allowance on certain NOLs outside the U.S. consolidated tax filing group and the release of uncertain tax positions.

Fiscal 2018 vs. Fiscal 2017

The effective tax rate was substantially lower in fiscal 2018 as compared to fiscal 2017 primarily due to discrete tax benefits in fiscal 2018 attributable to (i) the release of a valuation allowance on certain NOLs outside the U.S. consolidated tax filing group, (ii) the deferred tax benefit resulting from the revaluation of UNIFI’s domestic deferred tax balances for the lower U.S. statutory rate (including valuation allowances on domestic deferred tax assets) and (iii) the release of uncertain tax positions. These benefits were partially offset by the toll charge in fiscal 2018.

Net Income

Fiscal 2019 vs. Fiscal 2018

Net Income for fiscal 2019 was $2,456, or $0.13 per diluted share, compared to $31,702, or $1.70 per diluted share, for fiscal 2018.  The decrease was primarily attributable to (i) lower gross profit stemming from cost and competitive pressures, (ii) lower earnings from PAL and (iii) a significantly higher effective tax rate, partially offset by lower SG&A expenses.

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

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for fiscal 2019, 2018 and 2017.

In the fourth quarter of fiscal 2019, UNIFI increased from three to four reportable segments based on a change in the economic characteristics of the Asia Segment, which precludes aggregation with the Brazil Segment, based on expectations of differing annual sales growth rates and gross margins. The transition of UNIFI’s reportable segments has been applied retrospectively to fiscal 2018 and 2017.

In connection with an intercompany agreement established in fiscal 2019 and consistent with an increased focus on a global, innovative supply chain, UNIFI’s operations within the Polyester Segment granted rights to the use of certain manufacturing know-how, processes and product technical information and design (“technologies”) to UNIFI’s operations in the Asia Segment. The technologies provide benefit to the Asia Segment by supporting its production and sale of differentiated products. Accordingly, the intercompany charge related to the agreement has been included in the calculation of segment profitability for fiscal 2019 and 2018 to align with the assessments and evaluations performed by, and information provided to, the chief operating decision maker, in consideration of the impacts from intersegment technologies.

Retrospective disclosure of the change in segment profitability has been applied beginning in the third quarter of fiscal 2018 such that cost of sales for the Polyester Segment includes an intersegment technologies credit, while cost of sales for the Asia Segment includes a corresponding intersegment technologies expense. Each technologies credit or expense is recorded to the respective segment by fiscal year and fiscal quarter, following the methodology prescribed by the intercompany agreement in place. Such intersegment technologies amounts are integral to evaluating the underlying performance and trends of each segment, and such amounts eliminate in consolidation. The technologies credit (expense) reflected in the respective segments was $5,209 and $2,103 in fiscal 2019 and 2018, respectively. Per the applicable intercompany agreement, the intersegment technologies amounts were effective beginning January 1, 2018. Therefore, no intersegment technologies amounts are reflected in segment results for either the first half of fiscal 2018 or all of fiscal 2017.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	Fiscal 2019	% Change	Fiscal 2018	% Change	Fiscal 2017
Net sales	$370,770	1.8	$364,169	2.4	$355,740
Cost of sales	346,951	4.8	330,975	4.9	315,655
Gross profit	23,819	(28.2)	33,194	(17.2)	40,085
Depreciation expense	16,068	1.1	15,893	14.2	13,921
Segment Profit	$39,887	(18.7)	$49,087	(9.1)	$54,006

Gross margin	6.4%		9.1%		11.3%
Segment margin	10.8%		13.5%		15.2%

Segment net sales as a percentage of consolidated amount	52.3%		53.6%		55.0%

Segment Profit as a percentage of consolidated amount	46.3%		46.1%		48.2%

The changes in net sales for the Polyester Segment are as follows:

Net sales for fiscal 2017	$355,740
Increase in sales volumes	15,828
Decrease in average selling price and change in sales mix	(7,399)
Net sales for fiscal 2018	$364,169

Net sales for fiscal 2018	$364,169
Net change in average selling price and sales mix	14,004
Increase due to an additional week of sales in fiscal 2019	6,622
Decrease in underlying sales volumes	(14,025)
Net sales for fiscal 2019	$370,770

The increase in net sales for the Polyester Segment from fiscal 2018 to fiscal 2019 was primarily attributable to (i) higher sales volumes of Flake and Chip, (ii) higher sales volumes of dyed yarn in connection with a dyed yarn portfolio acquisition that closed in the fourth quarter of fiscal 2018, (iii) higher selling prices in response to several months of raw material related price increases during calendar 2018 and (iv) an additional week of sales in fiscal 2019.  However, these benefits were partially offset by a weaker sales mix, characterized by lower textured yarn volumes resulting from highly competitive imports.

The increase in net sales for the Polyester Segment from fiscal 2017 to fiscal 2018 was primarily attributable to higher sales of Flake, POY and Chip.  However, these changes also drove a decline in the Polyester Segment average selling price, while lower sales volumes of higher-priced textured, dyed and beamed yarns also negatively impacted the sales mix.

The changes in Segment Profit for the Polyester Segment are as follows:

Segment Profit for fiscal 2017	$54,006
Net decrease in underlying margins	(9,425)
Increase in sales volumes	2,403
Technologies expense charged to Asia Segment beginning January 1, 2018	2,103
Segment Profit for fiscal 2018	$49,087

Segment Profit for fiscal 2018	$49,087
Net decrease in underlying margins	(10,582)
Decrease in underlying sales volumes	(1,892)
Comparatively incremental technologies expense charged to Asia Segment	3,106
Increase due to an additional week of sales in fiscal 2019	168
Segment Profit for fiscal 2019	$39,887

The decrease in Segment Profit for the Polyester Segment from fiscal 2018 to fiscal 2019 was primarily attributable to (i) lower conversion margin, in which the first half of fiscal 2019 was unfavorably impacted by higher raw material costs that were not effectively offset by timely corresponding selling price increases, (ii) the unfavorable sales mix shift towards lower-margin products discussed above in the net sales analysis and (iii) weaker fixed cost absorption resulting from lower textured yarn volumes in connection with significant competitive pressure from imported textured polyester, partially offset by the incremental technologies expense charged to the Asia Segment.

The decrease in Segment Profit for the Polyester Segment from fiscal 2017 to fiscal 2018 was primarily attributable to (i) raw material cost pressures that were not effectively offset by timely corresponding selling price increases, (ii) along with the unfavorable sales mix shift towards lower-margin products discussed above in the net sales analysis. In addition, we incurred higher-than-expected costs in our bottle processing operation during fiscal 2018. These adverse impacts were partially offset by the technologies expense charged to the Asia Segment.

UNIFI attempts to pass on to its customers increases in raw material costs but due to market pressures, this is not always possible. When price increases can be implemented, there is typically a time lag that adversely affects UNIFI and its margins during one or more quarters. Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of certain raw materials in the prior quarter.  Pricing adjustments for other customers must be negotiated independently.  In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one to two fiscal quarters of the raw material price increase for its index priced customers and within two fiscal quarters of the raw material price increase for its non-index priced customers.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	Fiscal 2019	% Change	Fiscal 2018	% Change	Fiscal 2017
Net sales	$98,127	(4.4)	$102,639	(8.9)	$112,704
Cost of sales	90,231	(2.1)	92,155	(8.4)	100,633
Gross profit	7,896	(24.7)	10,484	(13.1)	12,071
Depreciation expense	2,083	(5.2)	2,197	3.4	2,125
Segment Profit	$9,979	(21.3)	$12,681	(10.7)	$14,196

Gross margin	8.0%		10.2%		10.7%
Segment margin	10.2%		12.4%		12.6%

Segment net sales as a percentage of consolidated amount	13.8%		15.1%		17.4%

Segment Profit as a percentage of consolidated amount	11.6%		11.9%		12.7%

The changes in net sales for the Nylon Segment are as follows:

Net sales for fiscal 2017	$112,704
Decrease in sales volumes	(9,823)
Decrease in average selling price and change in sales mix	(242)
Net sales for fiscal 2018	$102,639

Net sales for fiscal 2018	$102,639
Decrease in underlying sales volumes	(4,450)
Net change in average selling price and sales mix	(1,708)
Increase due to an additional week of sales in fiscal 2019	1,646
Net sales for fiscal 2019	$98,127

The decrease in net sales for the Nylon Segment from fiscal 2018 to fiscal 2019 was primarily attributable to (i) continued demand declines in certain nylon product categories along with a significant customer shifting a portion of its supply chain from the NACA region and (ii) a lower-priced sales mix, partially offset by the additional week of sales in fiscal 2019.

The decrease in net sales for the Nylon Segment from fiscal 2017 to fiscal 2018 was primarily attributable to (i) lower sales volumes as a result of continued soft domestic market conditions in which nylon socks, ladies’ hosiery and intimates have experienced demand declines and (ii) a lower-priced sales mix.

The changes in Segment Profit for the Nylon Segment are as follows:

Segment Profit for fiscal 2017	$14,196
Decrease in sales volumes	(1,237)
Decrease in underlying margins	(278)
Segment Profit for fiscal 2018	$12,681

Segment Profit for fiscal 2018	$12,681
Net decrease in underlying margins	(2,301)
Decrease in underlying sales volumes	(550)
Increase due to an additional week of sales in fiscal 2019	149
Segment Profit for fiscal 2019	$9,979

The decrease in Segment Profit for the Nylon Segment from fiscal 2018 to fiscal 2019 was primarily attributable to a less profitable sales mix and weaker fixed cost absorption due to lower volumes.

The decrease in Segment Profit for the Nylon Segment from fiscal 2017 to fiscal 2018 was primarily attributable to lower sales volumes and a less profitable sales mix.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Brazil Segment are as follows:

	Fiscal 2019	% Change	Fiscal 2018	% Change	Fiscal 2017
Net sales	$102,877	(7.0)	$110,587	1.4	$109,079
Cost of sales	84,298	(0.5)	84,726	2.7	82,463
Gross profit	18,579	(28.2)	25,861	(2.8)	26,616
Depreciation expense	1,537	(6.7)	1,648	47.3	1,119
Segment Profit	$20,116	(26.9)	$27,509	(0.8)	$27,735

Gross margin	18.1%		23.4%		24.4%
Segment margin	19.6%		24.9%		25.4%

Segment net sales as a percentage of consolidated amount	14.5%		16.3%		16.9%

Segment Profit as a percentage of consolidated amount	23.3%		25.8%		24.8%

The changes in net sales for the Brazil Segment are as follows:

Net sales for fiscal 2017	$109,079
Increase in average selling price and change in sales mix	7,553
Unfavorable foreign currency translation effects	(3,175)
Decrease in sales volumes	(2,870)
Net sales for fiscal 2018	$110,587

Net sales for fiscal 2018	$110,587
Unfavorable foreign currency translation effects	(15,700)
Decrease in sales volumes	(4,684)
Increase in average selling price and change in sales mix	12,674
Net sales for fiscal 2019	$102,877

The decrease in net sales for the Brazil Segment from fiscal 2018 to fiscal 2019 was primarily attributable to (i) unfavorable foreign currency translation effects as the BRL weakened against the USD during fiscal 2019 and (ii) lower sales volumes due to increased competition, partially offset by higher pricing on a local currency basis due to increased raw material costs and a change in sales mix.

The increase in net sales for the Brazil Segment from fiscal 2017 to fiscal 2018 was primarily attributable to higher pricing on a local currency basis, primarily due to increased raw material costs, partially offset by (i) unfavorable foreign currency translation as the BRL weakened against the USD during fiscal 2018 and (ii) lower sales volumes due to a softer economic environment.

The BRL weighted average exchange rate was 3.87 BRL/USD, 3.31 BRL/USD and 3.22 BRL/USD for fiscal 2019, 2018 and 2017, respectively.

The changes in Segment Profit for the Brazil Segment are as follows:

Segment Profit for fiscal 2017	$27,735
Unfavorable foreign currency translation effects	(740)
Decrease in sales volumes	(731)
Increase in underlying margins	1,245
Segment Profit for fiscal 2018	$27,509

Segment Profit for fiscal 2018	$27,509
Unfavorable foreign currency translation effects	(3,912)
Decrease in underlying margins	(2,328)
Decrease in sales volumes	(1,153)
Segment Profit for fiscal 2019	$20,116

The decrease in Segment Profit for the Brazil Segment from fiscal 2018 to fiscal 2019 was primarily attributable to (i) unfavorable foreign currency translation effects as the BRL weakened against the USD, (ii) margin pressure from higher raw material costs and competition and (iii) lower sales volumes as described above.

The decrease in Segment Profit for the Brazil Segment from fiscal 2017 to fiscal 2018 was primarily attributable to (i) unfavorable foreign currency translation effects as the BRL weakened against the USD and (ii) lower sales volumes as described above, partially offset by a more profitable sales mix.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Asia Segment are as follows:

	Fiscal 2019	% Change	Fiscal 2018	% Change	Fiscal 2017
Net sales	$132,866	36.6	$97,297	50.6	$64,607
Cost of sales	117,166	45.2	80,677	65.9	48,624
Gross profit	15,700	(5.5)	16,620	4.0	15,983
Depreciation expense	—	—	—	—	—
Segment Profit	$15,700	(5.5)	$16,620	4.0	$15,983

Gross margin	11.8%		17.1%		24.7%
Segment margin	11.8%		17.1%		24.7%

Segment net sales as a percentage of consolidated amount	18.7%		14.3%		10.0%

Segment Profit as a percentage of consolidated amount	18.2%		15.6%		14.3%

The changes in net sales for the Asia Segment are as follows:

Net sales for fiscal 2017	$64,607
Increase in sales volumes of Chip and staple fiber	25,099
Increase in sales volumes of certain other PVA products	11,383
Net favorable foreign currency translation effects	3,050
Decrease in average selling price and change in sales mix	(6,842)
Net sales for fiscal 2018	$97,297

Net sales for fiscal 2018	$97,297
Increase in sales volumes of Chip and staple fiber	24,005
Increase in sales volumes of certain other PVA products	16,209
Unfavorable foreign currency translation effects	(5,372)
Change in average selling price and sales mix	727
Net sales for fiscal 2019	$132,866

The increase in net sales for the Asia Segment from fiscal 2018 to fiscal 2019 was primarily attributable to higher sales volumes due to growth in our REPREVE® portfolio, partially offset by unfavorable foreign currency translation effects as the RMB weakened against the USD during fiscal 2019.

The increase in net sales for the Asia Segment from fiscal 2017 to fiscal 2018 was primarily attributable to (i) higher sales volumes due to growth in our REPREVE® portfolio and (ii) favorable foreign currency translation effects as the RMB strengthened against the USD during fiscal 2018, partially offset by a decrease in average selling price due to a greater mix of lower-priced Chip and staple fiber product sales.

The RMB weighted average exchange rate was 6.82 RMB/USD, 6.50 RMB/USD and 6.81 RMB/USD for fiscal 2019, 2018 and 2017, respectively.

The changes in Segment Profit for the Asia Segment are as follows:

Segment Profit for fiscal 2017	$15,983
Increase in sales volumes	3,932
Favorable foreign currency translation effects	741
Decrease in underlying margins	(1,933)
Technologies expense charged by Polyester Segment beginning January 1, 2018	(2,103)
Segment Profit for fiscal 2018	$16,620

Segment Profit for fiscal 2018	$16,620
Comparatively incremental technologies expense charged by Polyester Segment	(3,106)
Unfavorable foreign currency translation effects	(964)
Decrease in underlying margins	(730)
Increase in sales volumes	3,880
Segment Profit for fiscal 2019	$15,700

The decrease in Segment Profit for the Asia Segment from fiscal 2018 to fiscal 2019 was primarily attributable to (i) the technologies expense charged by the Polyester Segment, (ii) unfavorable foreign currency translation effects as the RMB weakened against the USD during fiscal 2019, (iii) margin pressure from higher raw material costs and (iv) a greater mix of lower-priced product sales, partially offset by the increase in sales volumes described in the net sales analysis above.

The increase in Segment Profit for the Asia Segment from fiscal 2017 to fiscal 2018 was primarily attributable to (i) the increase in sales volumes and (ii) favorable foreign currency translation effects as the RMB strengthened against the USD during fiscal 2018, partially offset by a less profitable sales mix and the technologies expense charged by the Polyester Segment.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service and stock repurchases.  UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver (as defined below) of its credit facility.  For fiscal 2019, cash generated from operations was $7,284, and at June 30, 2019, excess availability under the ABL Revolver was $61,501.  As further described under “Cash Provided by Operating Activities” below, the lower total of cash provided by operating activities for fiscal 2019 was attributable to several factors, including an increase in inventories due to domestic production rates that outpaced domestic sales during fiscal 2019, along with weaker cash-based earnings.

As of June 30, 2019, all of UNIFI’s $128,018 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed. The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital and total debt obligations as of June 30, 2019 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$11	$22,217	$22,228
Borrowings available under financing arrangements	61,501	—	61,501
Liquidity	$61,512	$22,217	$83,729

Working capital	$90,099	$100,790	$190,889
Total debt obligations	$128,018	$—	$128,018

As of June 30, 2019, U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $131,386 of undistributed earnings of UNIFI’s foreign subsidiaries. UNIFI intends to reinvest these earnings indefinitely in its foreign subsidiaries.  If at a later date, these earnings were to be repatriated to the U.S., UNIFI would be required to accrue and pay state income and/or foreign local withholding taxes on these amounts. Determination of the amount of any unrecognized deferred tax liability on these undistributed earnings is not practicable. UNIFI will continue to assess the existing circumstances, including any changes in tax laws, and reevaluate the necessity for any deferred tax liability.

Debt Obligations

Following is a summary of UNIFI’s debt obligations:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	June 30, 2019	June 30, 2019	June 24, 2018
ABL Revolver	December 2023	3.7%	$19,400	$28,100
ABL Term Loan (1)	December 2023	3.3%	97,500	85,000
Capital lease obligations	(2)	3.9%	11,118	18,107
Total debt			128,018	131,207
Current ABL Term Loan			(10,000)	(10,000)
Current portion of capital lease obligations			(5,519)	(6,996)
Unamortized debt issuance costs			(958)	(658)
Total long-term debt			$111,541	$113,553

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for capital lease obligations range from August 2019 to November 2027.

ABL Facility

On December 18, 2018, Unifi, Inc. and certain of its subsidiaries entered into a Third Amendment to Amended and Restated Credit Agreement and Second Amendment to Amended and Restated Guaranty and Security Agreement (the “2018 Amendment”).  The 2018 Amendment amended the Amended and Restated Credit Agreement, dated as of March 26, 2015, by and among Unifi, Inc. and a syndicate of lenders, as previously amended (as further amended by the 2018 Amendment, the “Credit Agreement”).  The Credit Agreement provides for a $200,000 senior secured credit facility (the “ABL Facility”), including a $100,000 revolving credit facility (the “ABL Revolver”) and a term loan that can be reset up to a maximum amount of $100,000, once per fiscal year, if certain conditions are met (the “ABL Term Loan”). The ABL Facility has a maturity date of December 18, 2023.

The 2018 Amendment made the following changes to the Credit Agreement, among others: (i) extended the maturity date from March 26, 2020 to December 18, 2023 and (ii) decreased the Applicable Margin (as defined in the Credit Agreement) pricing structure for Base Rate Loans (as defined in the Credit Agreement) and LIBOR Rate Loans (as defined in the Credit Agreement) by 25 basis points.  In addition, in connection with the 2018 Amendment, the principal amount of the ABL Term Loan was reset from $80,000 to $100,000.  Net proceeds from the ABL Term Loan reset were used to pay down the amount outstanding on the ABL Revolver.  Additionally, the 2018 Amendment resulted in a loss on extinguishment of debt of $131 in connection with the write-off of certain unamortized debt issuance costs.

UNIFI currently utilizes USD LIBOR Rate Loans for variable-rate borrowings under the ABL Facility and is party to London Interbank Offer Rate (“LIBOR”)-based interest rate swaps. Management recognizes the potential termination of LIBOR as a benchmark rate. The 2018 Amendment includes fallback language to allow for a conversion of LIBOR Rate Loans to Base Rate Loans or a mutually agreed upon alternative rate of interest, such as the Secured Overnight Financing Rate. Management will continue to monitor the potential termination of LIBOR and the potential impact on UNIFI’s operations. However, management does not expect (i) significant efforts are necessary to accommodate a termination of LIBOR or (ii) a significant impact to UNIFI’s operations upon a termination of LIBOR.

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

If excess availability under the ABL Revolver falls below the defined Trigger Level (as defined in the Credit Agreement), a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a quarterly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of June 30, 2019 was $24,688. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

ABL Facility borrowings bear interest at LIBOR plus an applicable margin of 1.25% to 1.75%, or the Base Rate (as defined below) plus an applicable margin of 0.25% to 0.75%, with interest currently being paid on a monthly basis. The applicable margin is based on (i) the excess availability under the ABL Revolver and (ii) the consolidated leverage ratio, calculated as of the end of each fiscal quarter. The Base Rate means the greater of (a) the prime lending rate as publicly announced from time to time by Wells Fargo Bank, National Association, (b) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5% and (c) LIBOR plus 1.0%. UNIFI’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventories and is subject to certain conditions and limitations. There is also a monthly unused line fee under the ABL Revolver of 0.25%.

As of June 30, 2019, UNIFI was in compliance with all financial covenants in the Credit Agreement and the excess availability under the ABL Revolver was $61,501.  At June 30, 2019, the fixed charge coverage ratio was 1.22 to 1.00 and UNIFI had $400 of standby letters of credit, none of which had been drawn upon. Management maintains the capability to quickly and easily improve the fixed charge coverage ratio utilizing existing cash and cash equivalents.

Capital Lease Obligations

There were no significant capital leases established in fiscal 2019 or 2018. During fiscal 2017, UNIFI recorded capital leases with an aggregate present value of $14,070 and a weighted average interest rate of 3.9%.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the following five fiscal years and thereafter:

	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter
ABL Revolver	$—	$—	$—	$—	$19,400	$—
ABL Term Loan	10,000	10,000	10,000	10,000	57,500	—
Capital lease obligations	5,519	2,623	2,417	90	95	374
Total	$15,519	$12,623	$12,417	$10,090	$76,995	$374

Further discussion of the terms and conditions of the Credit Agreement and the Company’s existing indebtedness is outlined in Note 13, “Long-Term Debt,” to the accompanying consolidated financial statements.

Working Capital

The following table presents the components of working capital and the reconciliation from working capital to Adjusted Working Capital:

	Fiscal 2019	Fiscal 2018
Cash and cash equivalents	$22,228	$44,890
Receivables, net	88,884	86,273
Inventories	133,781	126,311
Income tax receivable	4,373	10,291
Other current assets	16,356	6,529
Accounts payable	(41,796)	(48,970)
Accrued expenses	(16,849)	(17,720)
Other current liabilities	(16,088)	(18,313)
Working capital	$190,889	$189,291

Less: Cash and cash equivalents	(22,228)	(44,890)
Less: Income tax receivable	(4,373)	(10,291)
Less: Other current liabilities	16,088	18,313
Adjusted Working Capital	$180,376	$152,423

Working capital increased from $189,291 as of June 24, 2018 to $190,889 as of June 30, 2019, while Adjusted Working Capital increased from $152,423 to $180,376. Working capital and Adjusted Working Capital are within the range of management’s expectations based on the composition of the underlying business and global structure.

The decrease in cash and cash equivalents was driven by the utilization of cash to retire ABL Revolver debt in advance of UNIFI’s entering into the 2018 Amendment as described above. The increase in receivables, net was primarily attributable to an increase in days’ sales outstanding due to a general increase in customer payment terms. The increase in inventories was attributable to domestic finished goods production outpacing domestic sales and higher raw material costs. The decrease in income tax receivable reflects the receipt of associated refunds. The increase in other current assets reflects the addition of contract assets that relate to products on hand that have been reflected in revenue but not yet shipped to the associated customer (in connection with the adoption of the new revenue recognition guidance). The decrease in accounts payable primarily reflects weaker seasonal demand in fiscal 2019, partially offset by more favorable vendor payment terms. The decrease in accrued expenses was primarily attributable to the fiscal 2019 payment of variable compensation earned in fiscal 2018 and comparatively lower accrued variable compensation for fiscal 2019, partially offset by the addition of severance accruals in fiscal 2019. The change in other current liabilities primarily reflects a decrease in the current portion of capital lease obligations in connection with routine payments.

Capital Projects

In fiscal 2019, we invested approximately $25,000 in capital projects, which included (i) making further improvements in production capabilities and technology enhancements in the Americas and (ii) annual maintenance capital expenditures.

In fiscal 2018, we invested approximately $25,000 in capital projects, which included (i) completing the fourth production line in the REPREVE® Recycling Center, (ii) making further improvements in production capabilities and technology enhancements in the Americas and (iii) annual maintenance capital expenditures.

In fiscal 2017, we invested approximately $40,000 in capital projects (including amounts funded by a construction financing arrangement). The most significant investment was the completion of our REPREVE® Bottle Processing Center at UNIFI’s existing facility in Reidsville, North Carolina. UNIFI also made investments towards (i) completing the fourth production line in the REPREVE® Recycling Center, (ii) installing a bi-component spinning line to produce high-value yarns and (iii) additional machinery modifications to meet the ever-changing demands of the textile market, in support of the PVA product portfolio. These investments were primarily for the Polyester Segment.

In fiscal 2020, UNIFI expects to invest an additional $25,000 in capital projects, which we expect to include (i) making further improvements in production capabilities and technology enhancements in the Americas, including the purchase and installation of new eAFK Evo texturing machines, and (ii) annual maintenance capital expenditures.  UNIFI will seek to ensure maintenance capital expenditures are sufficient to allow continued production at high efficiencies.

The total amount ultimately invested for fiscal 2020 could be more or less than the currently estimated amount depending on the timing and scale of contemplated initiatives, and is expected to be funded by a combination of cash from operations and borrowings under the ABL Revolver.  UNIFI expects the recent capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment and building additions.

Share Repurchase Program

On April 23, 2014, UNIFI announced that the Board had approved the 2014 SRP under which UNIFI was authorized to acquire up to $50,000 of its common stock. Through October 31, 2018 (the date the 2014 SRP was terminated, as noted below), UNIFI had repurchased a total of 806 shares, at an average price of $27.79 (for a total of $22,409, inclusive of commission costs), pursuant to the 2014 SRP.

On October 31, 2018, UNIFI announced that the Board had terminated the 2014 SRP and approved the 2018 SRP under which UNIFI is authorized to acquire up to $50,000 of its common stock. Under the 2018 SRP, purchases will be made from time to time in the open market at prevailing market prices, through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of June 30, 2019, $50,000 remained available for repurchase under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

Liquidity Summary

UNIFI has met its historical liquidity requirements for working capital, capital expenditures, debt service requirements and other operating needs from its cash flows from operations and available borrowings.  UNIFI believes that its existing cash balances, cash provided by operating activities, and borrowings available under the ABL Revolver will enable UNIFI to comply with the terms of its indebtedness and meet its foreseeable liquidity requirements.  Domestically, UNIFI’s cash balances, cash provided by operating activities, and borrowings available under the ABL Revolver continue to be sufficient to fund UNIFI’s domestic operating activities as well as cash commitments for its investing and financing activities.  For its existing foreign operations, UNIFI expects its existing cash balances and cash provided by operating activities will provide the needed liquidity to fund its foreign operating activities and any foreign investing activities, such as future capital expenditures. However, expansion of our foreign operations may require cash sourced from our domestic subsidiaries.

Cash Provided by Operating Activities

The significant components of net cash provided by operating activities are summarized below. UNIFI analyzes net cash provided by operating activities utilizing the major components of the statements of cash flows prepared under the indirect method.

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Net income including non-controlling interest	$2,456	$31,702	$32,377
Depreciation and amortization expense	23,003	22,585	20,368
Equity in earnings of unconsolidated affiliates	(3,968)	(5,787)	(4,230)
Loss on sale of business	—	—	1,662
Non-cash compensation expense	3,258	5,823	2,983
Deferred income taxes	423	(5,797)	6,886
Subtotal	25,172	48,526	60,046

Distributions received from unconsolidated affiliates	2,647	12,236	2,322
Change in inventories	(15,838)	(18,198)	(8,519)
Other changes in assets and liabilities	(4,697)	(5,229)	(7,787)
Net cash provided by operating activities	$7,284	$37,335	$46,062

Fiscal 2019 Compared to Fiscal 2018

The decrease in net cash provided by operating activities from fiscal 2018 to fiscal 2019 was primarily due to (i) the significant increase in inventories and other current assets as shown and discussed above under “Working Capital,” (ii) approximately $9,600 less in dividends from unconsolidated affiliates and (iii) lower Adjusted EBITDA (a proxy for cash-based earnings). The decrease was partially offset by approximately $7,100 of net tax refunds received in fiscal 2019.

Fiscal 2018 Compared to Fiscal 2017

The decrease in net cash provided by operating activities from fiscal 2017 to fiscal 2018 was primarily due to the adverse impact on gross profit and working capital of higher raw material costs and an increase in SG&A expenses. However, UNIFI received $9,236 in distributions from PAL in fiscal 2018, a significant increase from fiscal 2017.

Cash Used in Investing Activities and (Used In) Provided by Financing Activities

Fiscal 2019

UNIFI utilized $24,936 for net investing activities and utilized $4,626 for net financing activities during fiscal 2019. Significant investing activities included $24,871 for capital expenditures, which primarily relate to ongoing maintenance capital expenditures, along with production capabilities and technology enhancements in the Americas. Significant financing activities included $3,800 of net borrowings against the ABL Facility to fund capital expenditure activities and $7,019 for payments on capital lease obligations.

Fiscal 2018

UNIFI utilized $26,875 for net investing activities and was provided $1,303 from net financing activities during fiscal 2018. Significant investing activities included $25,029 for capital expenditures, which primarily relate to the completion of the fourth production line in the REPREVE® Recycling Center, along with other capital expenditures to improve UNIFI’s manufacturing flexibility and capability to produce PVA products in the Americas. Significant financing activities included $8,800 of net borrowings against the ABL Facility and $7,060 for payments on capital lease obligations.

Fiscal 2017

UNIFI utilized $33,382 for net investing activities and was provided $6,504 from net financing activities during fiscal 2017. Significant investing activities included $33,190 for capital expenditures, which primarily relate to the addition of machinery, equipment and infrastructure for UNIFI’s REPREVE® Bottle Processing Center at our existing facility in Reidsville, North Carolina, which started production in August 2016, along with other capital expenditures to improve UNIFI’s manufacturing flexibility and capability to produce PVA products in the Americas and to increase the capacity of our REPREVE® Recycling Center. Significant financing activities included $7,850 of net borrowings against the ABL Facility and $4,700 for payments on capital lease obligations, partially offset by $2,787 of proceeds from stock option exercises.

Contractual Obligations

As of June 30, 2019, UNIFI’s contractual obligations consisted of the following:

	Cash Payments Due By Period
Description of Commitment	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
ABL Revolver	$19,400	$—	$—	$19,400	$—
ABL Term Loan	97,500	10,000	20,000	67,500	—
Capital lease obligations	11,118	5,519	5,040	185	374
Other long-term obligations (1)	3,970	702	142	65	3,061
Subtotal	$131,988	$16,221	$25,182	$87,150	$3,435
Interest on long-term debt and other obligations (2)	16,711	4,361	7,560	4,758	32
Operating leases	9,329	3,164	4,223	1,633	309
Capital purchase obligations (3)	18,842	8,008	10,834	—	—
Purchase obligations (4)	37,578	13,927	18,769	4,601	281
Total cash payments by period	$214,448	$45,681	$66,568	$98,142	$4,057

(1)

Other long-term obligations does not include an estimate of the timing of potential tax payments related to uncertain tax positions; therefore, $1,043 has been excluded from the table above.  Other long-term obligations includes a post-employment plan liability for which the $2,695 non-current portion of cash payments is reflected beyond five years.

(2)	Interest payments on variable rate debt instruments are calculated for future periods using interest rates and terms in effect at June 30, 2019.
(3)	Capital purchase obligations relate to contracts with vendors for the construction or purchase of assets.
(4)	Purchase obligations primarily consist of utility, software and other service agreements.

For purposes of the above table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

As of June 30, 2019, UNIFI’s open non-capital purchase orders totaled approximately $57,670 and were expected to be settled in fiscal 2020.  These open purchase orders are in the ordinary course of business for the procurement of (i) raw materials used in the production of inventory, (ii) certain consumables and outsourced services used in UNIFI’s manufacturing processes and (iii) selected finished goods for resale sourced from third-party suppliers.

As of June 30, 2019, UNIFI had $400 of standby letters of credit, none of which had been drawn upon.

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

Upon adoption, UNIFI expects to make an accounting policy election to not reflect leases with an initial term of 12 months or less in the consolidated balance sheets, recognizing those respective lease payments in the consolidated statements of operations on a straight-line basis over the respective lease term. UNIFI also plans to elect the package of transition practical expedients which would allow UNIFI to carry forward prior conclusions related to: (i) whether any expired or existing contracts are leases or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for existing leases. UNIFI does not expect to elect the hindsight practical expedient. The new lease guidance requires a modified retrospective transition approach and provides an optional transition method to either (a) record current existing leases as of the effective date or (b) record leases existing as of the earliest comparative period presented in the financial statements. UNIFI expects to adopt the new lease guidance utilizing the optional modified retrospective transition method, applied at the date of adoption, recording existing leases as of the effective date, July 1, 2019. Under this method, no adjustment to comparative prior periods is required and UNIFI expects no adjustment will be necessary to the opening retained earnings balance for fiscal 2020. Accordingly, financial statement information and disclosures required under the new lease guidance will not be provided for dates and periods prior to July 1, 2019.

UNIFI continues to assess the effect the guidance will have on its existing accounting policies and the consolidated financial statements, and upon adoption, expects there will be approximately a 2% increase in total assets on the consolidated balance sheets due to the recognition of right-of-use assets and corresponding lease liabilities.

Relating to the transition to ASU No. 2016-02, PAL expects to adopt the new lease guidance in its fiscal 2020. PAL is currently evaluating the impact of the new lease guidance.

Recently Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Subsequent ASUs were issued to provide clarity and to defer the effective date of the new guidance. The new revenue recognition guidance eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach.

Upon adoption in fiscal 2019, UNIFI determined that the impact of the new revenue recognition guidance was immaterial. Accordingly, UNIFI utilized the modified retrospective method of adoption and recorded the impact of open contracts as of June 24, 2018 as an adjustment to the opening balance of fiscal 2019 retained earnings, and prior period balances were not adjusted. See Note 5, “Revenue Recognition,” to the accompanying consolidated financial statements for further detail regarding adoption and additional disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including the accounting and classification of the respective income tax impacts, forfeitures and statutory withholding requirements. UNIFI adopted the ASU in fiscal 2018 on a prospective basis. The adoption resulted in a $230 decrease to the provision for income taxes for excess tax benefits and an immaterial increase in potential dilutive weighted average shares for fiscal 2018. UNIFI recognizes forfeitures as they occur, and there was no corresponding retrospective adjustment to retained earnings. Additionally, UNIFI presented the change in classification of excess tax benefits in the consolidated statements of cash flows on a prospective basis.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU is intended to improve and simplify the rules around hedge accounting, reduce complexity for certain hedging concepts and better align financial reporting with an entity’s risk management activities. UNIFI early adopted ASU No. 2017-12 in fiscal 2018. Adoption will allow UNIFI to (i) eliminate consideration for hedge ineffectiveness, (ii) utilize a qualitative effectiveness assessment prospectively and (iii) contemplate hedge accounting for additional risk management activities allowed by the simplified guidance. Due to a lack of complexity in UNIFI’s recent risk management activities, there were no applicable cumulative adjustments to UNIFI’s consolidated financial statements in connection with adoption of the ASU.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU is intended to clarify the definition of a business and to reduce the complexity of evaluating transactions that are more akin to asset acquisitions. UNIFI early adopted ASU No. 2017-01 in fiscal 2018 and future transactions are evaluated under the new guidance. There were no adjustments to UNIFI’s consolidated financial statements required in connection with the adoption of the ASU. In fiscal 2018, an asset purchase agreement was evaluated under the ASU and the associated transaction was recorded as an asset acquisition.

There have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a significant impact on UNIFI’s consolidated financial statements.

Off-Balance Sheet Arrangements

UNIFI is not a party to any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on UNIFI’s financial condition, results of operations, liquidity or capital expenditures.

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

Inventory Reserves

Inventory reserves are established based on many factors, including historical recovery rates, the aging of inventories on-hand, inventory movement and expected net realizable value of specific products, and current economic conditions.  Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices less selling costs.  Estimating sales prices and evaluating the condition of the inventories require judgment and estimates, which may impact the ending inventory valuation and gross margins.  UNIFI uses current and historical knowledge to record reasonable estimates of its markdown percentages and expected sales prices.  UNIFI believes it is unlikely that differences in actual demand or selling prices from those projected by management would have a material impact on UNIFI’s financial condition or results of operations.  UNIFI has not made any material changes to the methodology used in establishing its inventory reserves during the past three fiscal years.  A plus or minus 10% change in its aged inventory reserves would not have been material to UNIFI’s consolidated financial statements for the past three fiscal years.

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

Impairment of Investments in Unconsolidated Affiliates

UNIFI evaluates its investments in unconsolidated affiliates whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  UNIFI evaluates the ability of an affiliate to generate sufficient earnings and cash flows to justify its carrying value.  Reductions in an affiliate’s cash flows that are other than temporary and indicative of a loss of investment value are assessed for impairment purposes.  For fiscal 2019, UNIFI determined there were no other-than-temporary impairments related to the carrying value of its investments in unconsolidated affiliates.

Valuation Allowance for Deferred Tax Assets

UNIFI currently has a valuation allowance against certain of its deferred tax assets in the U.S. and foreign subsidiaries due to negative evidence concerning the realization of those deferred tax assets.  The deferred tax valuation allowance at June 30, 2019 was $26,020.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities.  As of June 30, 2019, UNIFI had borrowings under its ABL Revolver and ABL Term Loan that totaled $116,900 and contain variable rates of interest; however, UNIFI hedges a significant portion of such interest rate variability using interest rate swaps.  After considering the variable rate debt obligations that have been hedged and UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point increase in LIBOR as of June 30, 2019 would result in an increase in annual interest expense of less than $300.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies.  Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange rate risk.  UNIFI may enter into foreign currency forward contracts to hedge this exposure.  UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of June 30, 2019, UNIFI had no outstanding foreign currency forward contracts.

A significant portion of raw materials purchased by UNIFI’s Brazilian subsidiary are denominated in USDs, requiring UNIFI to regularly exchange BRL. A significant portion of sales and asset balances for our Asian subsidiaries are denominated in USDs. During recent fiscal years, UNIFI was negatively impacted by a devaluation of the BRL.  Also, the RMB experienced fluctuations in value throughout fiscal 2019 and 2018, which generated foreign currency translation losses in certain fiscal quarters. Discussion and analysis surrounding the impact of fluctuations of the BRL and the RMB on UNIFI’s results of operations are included above in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of June 30, 2019, UNIFI’s subsidiaries outside the U.S., whose functional currency is other than the USD, held approximately 17.6% of UNIFI’s consolidated total assets. UNIFI does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of June 30, 2019, $18,579, or 83.6%, of UNIFI’s cash and cash equivalents were held outside the U.S., of which $11,160 was held in USDs, $381 was held in RMB and $6,427 was held in BRL.

More information regarding UNIFI’s derivative financial instruments as of June 30, 2019 is provided in Note 19, “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities,” to the accompanying consolidated financial statements.

Raw Material and Commodity Cost Risks

A significant portion of UNIFI’s raw material and energy costs are derived from petroleum-based chemicals.  The prices for petroleum and petroleum-related products and energy costs are volatile and dependent on global supply and demand dynamics, including certain geo-political risks.  A sudden rise in the price of petroleum and petroleum-based products could have a material impact on UNIFI’s profitability.  UNIFI does not use financial instruments to hedge its exposure to changes in these costs.  The costs of the primary raw materials that UNIFI uses throughout all of its operations are generally based on USD pricing, and such materials are purchased at market or at fixed prices that are established with individual vendors as part of the purchasing process for quantities expected to be consumed in the ordinary course of business.  UNIFI manages fluctuations in the cost of raw materials primarily by making corresponding adjustments to the prices charged to its customers.  Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of raw materials in the prior quarter.  Pricing adjustments for other customers must be negotiated independently.  UNIFI attempts to pass on to its customers increases in raw material costs but due to market pressures, this is not always possible. When price increases can be implemented, there is typically a time lag that adversely affects UNIFI and its margins during one or more quarters.  In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one to two fiscal quarters of the raw material price increase for its index priced customers and within two fiscal quarters of the raw material price increase for its non-index priced customers.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of UNIFI’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of June 30, 2019, UNIFI’s internal control over financial reporting was effective based on the criteria established in Internal Control – Integrated Framework (2013).

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of UNIFI’s internal control over financial reporting as of June 30, 2019 has been audited by KPMG LLP (“KPMG”), an independent registered public accounting firm. KPMG’s report, which appears in “Item 8. Financial Statements and Supplementary Data,” expresses an unqualified opinion on the effectiveness of UNIFI’s internal control over financial reporting as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

During UNIFI’s fourth quarter of fiscal 2019, there has been no change in UNIFI’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

UNIFI will file with the SEC a definitive proxy statement for the Company’s 2019 Annual Meeting of Shareholders (the “Proxy Statement”) no later than 120 days after the close of fiscal 2019. The information required by this item with respect to our executive officers appears in Part I of this Annual Report under the heading “Information about our Executive Officers.” The other information required by this item is furnished by incorporation by reference to the information under the headings “Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in the Proxy Statement.

We have adopted a written Code of Ethics for Senior Financial and Executive Officers (the “Code of Ethics”), which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act.  The Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.  The Code of Ethics is available on our website at www.unifi.com.  A copy of the Code of Ethics may also be obtained without charge by any person, upon request, by writing to Unifi, Inc., 7201 West Friendly Avenue, Greensboro, North Carolina 27410, Attention: Office of the Secretary.

We will disclose information pertaining to any amendment to, or waiver from, the provisions of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and that relate to any element of the Code of Ethics enumerated in the SEC rules and regulations by posting this information on our website at www.unifi.com.  The information on our website is not a part of this Annual Report and is not incorporated by reference in this Annual Report or any of our other filings with the SEC. Our non-employee directors and their respective principal occupation or employment are as follows: Robert J. Bishop (Managing Principal, Impala Asset Management LLC, a private investment management firm); Archibald Cox, Jr. (Chairman, Sextant Group, Inc., a financial advisory and private equity firm); James M. Kilts (Founding Partner, Centerview Capital, a private equity firm); Kenneth G. Langone (President and Chief Executive Officer, Invemed Associates LLC, an investment banking firm); James D. Mead (President, James Mead & Company, an executive search and management consulting firm); Suzanne M. Present (Principal, Gladwyne Partners, LLC, a private partnership fund manager); and Eva T. Zlotnicka (Vice President, ValueAct Capital, a San Francisco-based investment firm with more than $13 billion in assets under management).

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

2. Financial Statement Schedules

PAL is an unconsolidated joint venture in which UNIFI holds a 34% equity ownership interest and which met the significant subsidiary test for UNIFI’s fiscal years ended June 30, 2019, June 24, 2018 and June 25, 2017.  Accordingly, pursuant to Rule 3-09(b)(2) of Regulation S-X under the Exchange Act, UNIFI will file the required financial statements and related notes of PAL via an amendment to this Annual Report.  PAL’s current fiscal year end is December 28, 2019, which is more than 90 days after UNIFI’s corresponding fiscal year end, June 30, 2019.  PAL’s financial statements as of December 28, 2019 and December 29, 2018 and for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 will be filed in a Form 10-K/A on or before March 27, 2020.

PAL’s prior fiscal year end was December 29, 2018, which was more than 90 days after UNIFI’s corresponding fiscal year end. Accordingly, pursuant to Rule 3-09(b)(2) of Regulation S-X under the Exchange Act, UNIFI filed the required financial statements and related notes of PAL on March 28, 2019 via an amendment to UNIFI’s Annual Report on Form 10-K for fiscal 2018.

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

3.3

Declaration of Amendment to the Amended and Restated By-laws of Unifi, Inc., effective April 30, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed May 1, 2019 (File No. 001-10542)).

4.1+	Description of Unifi, Inc. Common Stock.

4.2

Registration Rights Agreement, dated as of January 1, 2007, by and between Unifi, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 7.1 to the Schedule 13D filed January 16, 2007 by Dillon Yarn Corporation (File No. 005-30881)).

4.3

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

4.4

First Amendment to Amended and Restated Credit Agreement, dated as of June 26, 2015, by and among Unifi, Inc. and Unifi Manufacturing, Inc., as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed June 30, 2015 (File No. 001-10542)).

4.5

Second Amendment to Amended and Restated Credit Agreement, dated as of November 19, 2015, by and among Unifi, Inc. and Unifi Manufacturing, Inc., as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed November 23, 2015 (File No. 001-10542)).

4.6

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

4.7

Amended and Restated Guaranty and Security Agreement, dated as of March 26, 2015, by and among the grantors from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed March 31, 2015 (File No. 001-10542)).

4.8

First Amendment to Amended and Restated Guaranty and Security Agreement, dated as of June 26, 2015, by and among the grantors from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed June 30, 2015 (File No. 001-10542)).

4.9

Trademark Security Agreement, dated as of May 24, 2012, by and among the grantors party thereto and Wells Fargo Bank, N.A., as agent (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 25, 2012 (File No. 001-10542)).

4.10

Patent Security Agreement, dated as of May 24, 2012, by and among the grantors party thereto and Wells Fargo Bank, N.A., as agent (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed May 25, 2012 (File No. 001-10542)).

10.1*	2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed December 12, 2008 (File No. 333-156090)).

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

Exhibit Number	Description

10.4*

Form of Restricted Stock Unit Agreement for Non-Employee Directors for use in connection with the 2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 26, 2010 (File No. 001-10542)).

10.5*	Unifi, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 23, 2013 (File No. 001-10542)).

10.6*

Form of Restricted Stock Unit Agreement for Non-Employee Directors for use in connection with the Unifi, Inc. 2013 Incentive Compensation Plan (used for agreements entered into prior to October 25, 2017) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 23, 2013 (File No. 001-10542)).

10.7*

Form of Restricted Stock Unit Agreement for Non-Employee Directors for use in connection with the Unifi, Inc. 2013 Incentive Compensation Plan (used for agreements entered into on or after October 25, 2017) (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended June 24, 2018 (File No. 001-10542)).

10.8*

Form of Restricted Stock Unit Agreement for Employees for use in connection with the Unifi, Inc. 2013 Incentive Compensation Plan (used for agreements entered into prior to February 21, 2017) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 29, 2013 (File No. 001-10542)).

10.9*

Form of Restricted Stock Unit Agreement for Employees for use in connection with the Unifi, Inc. 2013 Incentive Compensation Plan (used for agreements entered into on or after February 21, 2017) (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended June 24, 2018 (File No. 001-10542)).

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

10.13*

Form of Vested Share Unit Agreement for Non-Employee Directors for use in connection with the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-10542)).

10.14*

Form of Stock Option Agreement for Non-Employee Directors for use in connection with the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 30, 2018 (File No. 001-10542)).

10.15*

Form of Restricted Stock Unit Agreement for Employees for use in connection with the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-10542)).

10.16*

Form of Cash-Settled Restricted Stock Unit Agreement for Employees for use in connection with the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended December 30, 2018 (File No. 001-10542)).

10.17*

Form of Incentive Stock Option Agreement for Employees for use in connection with the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-10542)).

10.18*	Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed July 31, 2006 (File No. 001-10542)).

10.19*	Amendment to Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 6, 2009 (File No. 001-10542)).

10.20*

Amendment to the Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 25, 2018 (File No. 001-10542)).

10.21*	Unifi, Inc. Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 26, 2010 (File No. 001-10542)).

Exhibit Number	Description

10.22*	Unifi, Inc. Director Compensation Policy, effective prior to April 30, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 30, 2017 (File No. 001-10542)).

10.23*

Unifi, Inc. Director Compensation Policy, effective April 30, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-10542)).

10.24*

Change in Control Agreement by and between Unifi, Inc. and Thomas H. Caudle, Jr., effective as of August 14, 2009 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed August 18, 2009 (File No. 001-10542)).

10.25*

Amendment No. 1 to Change in Control Agreement by and between Unifi, Inc. and Thomas H. Caudle, Jr., effective as of December 31, 2011 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 5, 2012 (File No. 001-10542)).

10.26*

Amendment No. 2 to Change in Control Agreement by and between Unifi, Inc. and Thomas H. Caudle, Jr., effective as of December 31, 2014 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed December 1, 2014 (File No. 001-10542)).

10.27*

Employment Agreement by and between Unifi, Inc. and Thomas H. Caudle, Jr., effective as of September 5, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 7, 2018 (File No. 001-10542)).

10.28*

Employment Agreement by and between Unifi, Inc. and Kevin D. Hall, effective as of May 3, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 4, 2017 (File No. 001-10542)).

10.29*

Amendment No. 1 to Employment Agreement by and between Unifi, Inc. and Kevin D. Hall, effective as of May 19, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed May 19, 2017 (File No. 001-10542)).

10.30*

Employment Agreement by and between Unifi, Inc. and John D. Vegas, effective as of July 17, 2017 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended June 25, 2017 (File No. 001-10542)).

10.31*

Employment Agreement by and between Unifi, Inc. and Richard Gerstein, effective as of July 28, 2017 (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended June 25, 2017 (File No. 001-10542)).

10.32*

Employment Agreement by and between Unifi, Inc. and Jeffrey C. Ackerman, effective as of September 2, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 6, 2017 (File No. 001-10542)).

10.33+*	Letter Agreement by and between Unifi, Inc. and Albert P. Carey, effective as of July 1, 2019.

10.34

Sales and Services Agreement, dated as of January 1, 2007, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-3 filed February 9, 2007 (File No. 333-140580)).

10.35

First Amendment to Sales and Services Agreement, effective as of January 1, 2009, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 3, 2008 (File No. 001-10542)).

10.36

Second Amendment to Sales and Services Agreement, effective as of January 1, 2010, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 11, 2009 (File No. 001-10542)).

10.37

Third Amendment to Sales and Services Agreement, effective as of January 1, 2011, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 22, 2010 (File No. 001-10542)).

10.38

Fourth Amendment to Sales and Services Agreement, effective as of January 1, 2012, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 20, 2011 (File No. 001-10542)).

10.39**

Yarn Purchase Agreement, effective as of September 1, 2014, by and between Unifi Manufacturing, Inc. and Hanesbrands Inc. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the fiscal year ended June 29, 2014 (File No. 001-10542)).

Exhibit Number	Description

10.40**

Addendum and Extension to Yarn Purchase Agreement, effective as of June 30, 2018, by and between Unifi Manufacturing, Inc. and Hanesbrands Inc. (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the fiscal year ended June 24, 2018 (File No. 001-10542)).

10.41

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

101+

The following financial information from Unifi, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed August 29, 2019, formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

UNIFI, INC.

Date: August 29, 2019	By:	/s/ THOMAS H. CAUDLE, JR.
Thomas H. Caudle, Jr.
President & Chief Operating Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas H. Caudle, Jr. and Christopher A. Smosna, or either of them, his or her attorney-in-fact, with full power of substitution and resubstitution for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title

/s/ THOMAS H. CAUDLE, JR.	President & Chief Operating Officer and Director
Thomas H. Caudle, Jr.	(Principal Executive Officer)

/s/ CHRISTOPHER A. SMOSNA	Vice President, Treasurer & Interim Chief Financial Officer
Christopher A. Smosna	(Principal Financial Officer and Principal Accounting Officer)

/s/ ALBERT P. CAREY	Executive Chairman of the Board
Albert P. Carey

/s/ ROBERT J. BISHOP	Director
Robert J. Bishop

/s/ ARCHIBALD COX, JR.	Director
Archibald Cox, Jr.

/s/ JAMES M. KILTS	Director
James M. Kilts

/s/ KENNETH G. LANGONE	Director
Kenneth G. Langone

/s/ JAMES D. MEAD	Director
James D. Mead

/s/ SUZANNE M. PRESENT	Director
Suzanne M. Present

/s/ EVA T. ZLOTNICKA	Director
Eva T. Zlotnicka
Date: August 29, 2019

UNIFI, INC.

F-i

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unifi, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Unifi, Inc. and subsidiaries (the Company) as of June 30, 2019 and June 24, 2018, the related consolidated statements of income, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended June 30, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and June 24, 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 29, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for revenue in fiscal 2019 due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.

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

August 29, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unifi, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Unifi, Inc. and subsidiaries (the Company) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2019 and June 24, 2018, the related consolidated statements of income, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated August 29, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Greensboro, North Carolina

August 29, 2019

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2019	June 24, 2018
ASSETS
Cash and cash equivalents	$22,228	$44,890
Receivables, net	88,884	86,273
Inventories	133,781	126,311
Income taxes receivable	4,373	10,291
Other current assets	16,356	6,529
Total current assets	265,622	274,294
Property, plant and equipment, net	206,787	205,516
Deferred income taxes	2,581	3,288
Intangible assets, net	2,170	2,990
Investments in unconsolidated affiliates	114,320	112,639
Other non-current assets	671	3,080
Total assets	$592,151	$601,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$41,796	$48,970
Accrued expenses	16,849	17,720
Income taxes payable	569	1,317
Current portion of long-term debt	15,519	16,996
Total current liabilities	74,733	85,003
Long-term debt	111,541	113,553
Other long-term liabilities	6,185	5,337
Income taxes payable	—	470
Deferred income taxes	6,847	7,663
Total liabilities	199,306	212,026

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,462,296 and 18,352,824 shares issued and outstanding as of June 30, 2019 and June 24, 2018, respectively)	1,846	1,835
Capital in excess of par value	59,560	56,726
Retained earnings	374,668	371,753
Accumulated other comprehensive loss	(43,229)	(40,533)
Total Unifi, Inc. shareholders’ equity	392,845	389,781
Non-controlling interest	—	—
Total shareholders’ equity	392,845	389,781
Total liabilities and shareholders’ equity	$592,151	$601,807

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Net sales	$708,804	$678,912	$647,270
Cost of sales	642,496	592,484	553,106
Gross profit	66,308	86,428	94,164
Selling, general and administrative expenses	52,690	56,077	50,829
Provision (benefit) for bad debts	308	(38)	(123)
Other operating expense (income), net	2,350	1,590	(310)
Operating income	10,960	28,799	43,768
Interest income	(628)	(560)	(517)
Interest expense	5,414	4,935	3,578
Loss on extinguishment of debt	131	—	—
Loss on sale of business	—	—	1,662
Equity in earnings of unconsolidated affiliates	(3,968)	(5,787)	(4,230)
Income before income taxes	10,011	30,211	43,275
Provision (benefit) for income taxes	7,555	(1,491)	10,898
Net income including non-controlling interest	2,456	31,702	32,377
Less: net loss attributable to non-controlling interest	—	—	(498)
Net income attributable to Unifi, Inc.	$2,456	$31,702	$32,875

Net income attributable to Unifi, Inc. per common share:
Basic	$0.13	$1.73	$1.81
Diluted	$0.13	$1.70	$1.78

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Net income including non-controlling interest	$2,456	$31,702	$32,377
Other comprehensive loss:
Foreign currency translation adjustments	(681)	(9,250)	(2,936)
Foreign currency translation adjustments for an unconsolidated affiliate	220	(646)	245
Changes in interest rate swaps, net of tax of $671, $824 and $299, respectively	(2,235)	2,243	(438)
Other comprehensive loss, net	(2,696)	(7,653)	(3,129)
Comprehensive (loss) income including non-controlling interest	(240)	24,049	29,248
Less: comprehensive loss attributable to non-controlling interest	—	—	(498)
Comprehensive (loss) income attributable to Unifi, Inc.	$(240)	$24,049	$29,746

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Unifi, Inc. Shareholders’ Equity	Non- controlling Interest	Total Shareholders’ Equity
Balance at June 26, 2016	17,847	$1,785	$45,932	$307,065	$(29,751)	$325,031	$1,914	$326,945

Options exercised	313	31	2,756	—	—	2,787	—	2,787
Stock-based compensation	—	—	2,182	—	—	2,182	—	2,182
Conversion of restricted stock units	70	7	(7)	—	—	—	—	—
Excess tax benefit on stock- based compensation plans	—	—	1,060	—	—	1,060	—	1,060
Other comprehensive loss, net of tax	—	—	—	—	(3,129)	(3,129)	—	(3,129)
Deconsolidation for sale of business	—	—	—	—	—	—	(1,416)	(1,416)
Net income (loss)	—	—	—	32,875	—	32,875	(498)	32,377
Balance at June 25, 2017	18,230	$1,823	$51,923	$339,940	$(32,880)	$360,806	$—	$360,806

Options exercised	86	9	210	—	—	219	—	219
Stock-based compensation	4	—	5,075	—	—	5,075	—	5,075
Conversion of restricted stock units	47	4	(4)	—	—	—	—	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(14)	(1)	(478)	—	—	(479)	—	(479)
Other comprehensive loss, net of tax	—	—	—	—	(7,653)	(7,653)	—	(7,653)
Adoption of ASU No. 2018-02	—	—	—	111	—	111	—	111
Net income	—	—	—	31,702	—	31,702	—	31,702
Balance at June 24, 2018	18,353	$1,835	$56,726	$371,753	$(40,533)	$389,781	$—	$389,781

Options exercised	61	6	477	—	—	483	—	483
Stock-based compensation	10	1	2,891	—	—	2,892	—	2,892
Conversion of restricted stock units	61	6	(6)	—	—	—	—	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(23)	(2)	(528)	—	—	(530)	—	(530)
Other comprehensive loss, net of tax	—	—	—	—	(2,696)	(2,696)	—	(2,696)
Adoption of the new revenue recognition guidance	—	—	—	459	—	459	—	459
Net income	—	—	—	2,456	—	2,456	—	2,456
Balance at June 30, 2019	18,462	$1,846	$59,560	$374,668	$(43,229)	$392,845	$—	$392,845

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Cash and cash equivalents at beginning of year	$44,890	$35,425	$16,646
Operating activities:
Net income including non-controlling interest	2,456	31,702	32,377
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(3,968)	(5,787)	(4,230)
Distributions received from unconsolidated affiliates	2,647	12,236	2,322
Depreciation and amortization expense	23,003	22,585	20,368
Loss on extinguishment of debt	131	—	—
Loss on sale of business	—	—	1,662
Non-cash compensation expense	3,258	5,823	2,983
Excess tax benefit on stock-based compensation plans	—	—	(1,060)
Deferred income taxes	423	(5,797)	6,886
Other, net	(691)	(277)	(1,112)
Changes in assets and liabilities:
Receivables, net	(2,923)	(7,529)	1,586
Inventories	(15,838)	(18,198)	(8,519)
Other current assets	(1,331)	(382)	(1,824)
Income taxes	4,754	(573)	(4,724)
Accounts payable and accrued expenses	(5,813)	8,674	(1,207)
Other non-current assets	151	(229)	(233)
Other non-current liabilities	1,025	(4,913)	787
Net cash provided by operating activities	7,284	37,335	46,062

Investing activities:
Capital expenditures	(24,871)	(25,029)	(33,190)
Other, net	(65)	(1,846)	(192)
Net cash used in investing activities	(24,936)	(26,875)	(33,382)

Financing activities:
Proceeds from ABL Revolver	108,100	120,500	121,800
Payments on ABL Revolver	(116,800)	(101,700)	(118,700)
Proceeds from ABL Term Loan	20,000	—	14,500
Payments on ABL Term Loan	(7,500)	(10,000)	(9,750)
Payments on capital lease obligations	(7,019)	(7,060)	(4,700)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(802)	(206)	—
Proceeds from stock option exercises	483	219	2,787
Payments of debt financing fees	(720)	—	—
Excess tax benefit on stock-based compensation plans	—	—	1,060
Other	(368)	(450)	(493)
Net cash (used in) provided by financing activities	(4,626)	1,303	6,504

Effect of exchange rate changes on cash and cash equivalents	(384)	(2,298)	(405)
Net (decrease) increase in cash and cash equivalents	(22,662)	9,465	18,779
Cash and cash equivalents at end of year	$22,228	$44,890	$35,425

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

UNIFI maintains one of the textile industry’s most comprehensive product offerings that include a range of specialized, premium value-added (“PVA”) and commodity solutions, with principal geographic markets in the Americas, Asia and Europe.

UNIFI has direct manufacturing operations in four countries and participates in joint ventures with operations in Israel, Mexico and the United States (“U.S.”), the most significant of which is a 34% non-controlling partnership interest in Parkdale America, LLC (“PAL”), a significant unconsolidated affiliate that produces cotton and synthetic yarns for sale to the global textile industry and apparel market.

All dollar amounts, except per share amounts, are presented in thousands (000s), unless otherwise noted.

Fiscal Year

The fiscal year for Unifi, Inc., its domestic subsidiaries and its subsidiary in El Salvador ends on the Sunday in June or July nearest June 30 of each year. During fiscal 2019, Unifi, Inc. changed its fiscal year end from the last Sunday in June to the Sunday in June or July nearest June 30 of each year.

Unifi, Inc.’s fiscal 2019, 2018 and 2017 ended on June 30, 2019, June 24, 2018 and June 25, 2017, respectively. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal years end on June 30. For fiscal 2018 and 2017, there were no significant transactions or events that occurred between Unifi, Inc.’s fiscal year end and such wholly owned subsidiaries’ subsequent fiscal year ends. Unifi, Inc.’s fiscal 2019 consisted of 53 weeks, while fiscal 2018 and 2017 each consisted of 52 weeks.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Cash and Cash Equivalents

Cash equivalents are defined as highly liquid, short-term investments having an original maturity of three months or less. Book overdrafts, for which the bank has not advanced cash, if any, are reclassified to accounts payable and reflected as an offset thereto within the accompanying consolidated statements of cash flows.

Receivables

Receivables are stated at their net realizable value.  Allowances are provided for known and potential losses arising from quality claims and for amounts owed by customers.  Reserves for quality claims are based on historical claim experience and known pending claims and are recorded as a reduction of net sales.  The allowance for uncollectible accounts is recorded against operating income and reflects UNIFI’s best estimate of probable losses inherent in its accounts receivable portfolio determined on the basis of historical write off experience, aging of trade receivables, specific allowances for known troubled accounts and other currently available information.  Customer accounts are written off against the allowance for uncollectible accounts when they are no longer deemed to be collectible.

Inventories

UNIFI’s inventories are valued at the lower of cost or net realizable value, with the cost for the majority of its inventory determined using the first-in, first-out method.  Certain foreign inventories and limited categories of supplies are valued using the average cost method.  UNIFI’s estimates for inventory reserves for obsolete, slow-moving or excess inventories are based upon many factors, including historical recovery rates, the aging of inventories on-hand, inventory turnover, the expected net realizable value of specific products, and current economic conditions.

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

Assets under capital leases are amortized in a manner consistent with UNIFI’s normal depreciation policy if ownership is transferred by the end of the lease or if there is a bargain purchase option. If such ownership criteria are not met, amortization occurs over the shorter of the lease term or the asset’s useful life.

UNIFI capitalizes its costs of developing internal software when the software is used as an integral part of its manufacturing or business processes and the technological feasibility has been established.  Internal software costs are amortized over a period of three years and, in accordance with the nature of the project, charged to cost of sales or selling, general and administrative (“SG&A”) expenses.

Fully depreciated assets are retained in cost and accumulated depreciation accounts until they are removed from service.  In the case of disposals, asset costs and related accumulated depreciation amounts are removed from the accounts, and the net amounts, less proceeds from disposal, are included in the determination of net income and presented within other operating expense (income), net.

Repair and maintenance costs related to PP&E, which do not significantly increase the useful life of an existing asset or do not significantly alter, modify or change the capabilities or production capacity of an existing asset, are expensed as incurred.

Interest is capitalized for capital projects requiring a construction period.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

PP&E and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Long-lived assets to be disposed of by sale within one year are classified as held for sale and are reported at the lower of their carrying amount or fair value less cost to sell.  Depreciation ceases for all assets classified as held for sale.  Long-lived assets to be disposed of other than by sale are classified as held for use until they are disposed of and these assets are reported at the lower of their carrying amount or estimated fair value.

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

Fair Value Measurements

The accounting guidance for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or, if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price).  Fair value is based on assumptions that market participants would use when pricing the asset or liability.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs.  UNIFI uses the following to measure fair value for its assets and liabilities:

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

Stock-Based Compensation

Compensation expense for stock awards is based on the grant date fair value and expensed over the applicable vesting period.  UNIFI has a policy of issuing new shares to satisfy award exercises and conversions.  For awards with a service condition and a graded vesting schedule, UNIFI has elected an accounting policy of recognizing compensation cost on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in-substance, multiple awards.

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

Revenue Recognition

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, which primarily occurs at a point in time, upon either shipment or delivery to the customer. Revenue is also recognized over time for certain contracts in which the associated inventory produced has no alternative use and for which an enforceable right to payment exists or the associated services have been rendered. Revenue is measured as the amount of consideration UNIFI expects to receive in exchange for completing its performance obligations (i.e., transferring goods or providing services), which includes estimates for variable consideration. Variable consideration includes volume-based incentives and product claims, which are offered within certain contracts between UNIFI and its customers.  Sales taxes and value added taxes assessed by governmental entities are excluded from the measurement of consideration expected to be received. Shipping and handling costs incurred after a customer has taken control of our goods are treated as a fulfillment cost and are not considered a separate performance obligation.

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

Research and Development Costs

Research and development costs include employee costs, production costs related to customer samples, operating supplies, consulting fees and other miscellaneous costs.  The cost of research and development is charged to expense as incurred.  Research and development costs were as follows:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Research and development costs	$12,359	$7,792	$7,177

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

Advertising Costs

Advertising costs are expensed as incurred and included in SG&A expenses.  UNIFI’s advertising costs include spending for items such as consumer marketing and branding initiatives, promotional items, trade shows, sponsorships and other programs.  Advertising costs were as follows:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Advertising costs	$3,639	$3,439	$3,070

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

Upon adoption, UNIFI expects to make an accounting policy election to not reflect leases with an initial term of 12 months or less in the consolidated balance sheets, recognizing those respective lease payments in the consolidated statements of operations on a straight-line basis over the respective lease term. UNIFI also plans to elect the package of transition practical expedients which would allow UNIFI to carry forward prior conclusions related to: (i) whether any expired or existing contracts are leases or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for existing leases. UNIFI does not expect to elect the hindsight practical expedient. The new lease guidance requires a modified retrospective transition approach and provides an optional transition method to either (a) record current existing leases as of the effective date or (b) record leases existing as of the earliest comparative period presented in the financial statements. UNIFI expects to adopt the new lease guidance utilizing the optional modified retrospective transition method, applied at the date of adoption, recording existing leases as of the effective date, July 1, 2019. Under this method, no adjustment to comparative prior periods is required and UNIFI expects no adjustment will be necessary to the opening retained earnings balance for fiscal 2020. Accordingly, financial statement information and disclosures required under the new lease guidance will not be provided for dates and periods prior to July 1, 2019.

UNIFI continues to assess the effect the guidance will have on its existing accounting policies and the consolidated financial statements, and upon adoption, expects there will be approximately a 2% increase in total assets on the consolidated balance sheets due to the recognition of right-of-use assets and corresponding lease liabilities.

Relating to the transition to ASU No. 2016-02, PAL expects to adopt the new lease guidance in its fiscal 2020. PAL is currently evaluating the impact of the new lease guidance.

Recently Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Subsequent ASUs were issued to provide clarity and to defer the effective date of the new guidance. The new revenue recognition guidance eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Upon adoption in fiscal 2019, UNIFI determined that the impact of the new revenue recognition guidance was immaterial. Accordingly, UNIFI utilized the modified retrospective method of adoption and recorded the impact of open contracts as of June 24, 2018 as an adjustment to the opening balance of fiscal 2019 retained earnings, and prior period balances were not adjusted. Details of the fiscal 2019 adjustment follow. See Note 5, “Revenue Recognition,” for further detail regarding adoption and additional disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including the accounting and classification of the respective income tax impacts, forfeitures and statutory withholding requirements. UNIFI adopted the ASU in fiscal 2018 on a prospective basis. The adoption resulted in a $230 decrease to the provision for income taxes for excess tax benefits and an immaterial increase in potential dilutive weighted average shares for fiscal 2018. UNIFI recognizes forfeitures as they occur, and there was no corresponding retrospective adjustment to retained earnings. Additionally, UNIFI presented the change in classification of excess tax benefits in the consolidated statements of cash flows on a prospective basis.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU is intended to improve and simplify the rules around hedge accounting, reduce complexity for certain hedging concepts and better align financial reporting with an entity’s risk management activities. UNIFI early adopted ASU No. 2017-12 in fiscal 2018. Adoption will allow UNIFI to (i) eliminate consideration for hedge ineffectiveness, (ii) utilize a qualitative effectiveness assessment prospectively and (iii) contemplate hedge accounting for additional risk management activities allowed by the simplified guidance. Due to a lack of complexity in UNIFI’s recent risk management activities, there were no applicable cumulative adjustments to UNIFI’s consolidated financial statements in connection with adoption of the ASU.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU is intended to clarify the definition of a business and to reduce the complexity of evaluating transactions that are more akin to asset acquisitions. UNIFI early adopted ASU No. 2017-01 in fiscal 2018 and future transactions are evaluated under the new guidance. There were no adjustments to UNIFI’s consolidated financial statements required in connection with the adoption of the ASU. In fiscal 2018, an asset purchase agreement was evaluated under the ASU and the associated transaction was recorded as an asset acquisition.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

5.  Revenue Recognition

In fiscal 2019, UNIFI adopted the new revenue recognition guidance. Details surrounding the impact of adoption and the additional disclosures follow.

The following table presents disaggregated revenues for UNIFI:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Third-party textile manufacturer	$700,077	$670,239	$639,685
Service	8,727	8,673	7,585
Net sales	$708,804	$678,912	$647,270

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

Impact of adoption of new revenue recognition guidance

The following table summarizes the impact of the adoption of the new revenue recognition guidance on UNIFI's applicable financial statement line items for fiscal 2019. Any impact to other financial statement line items is insignificant and excluded from the below.

Financial Statement Line Item	Treatment under previous Revenue Recognition Guidance	Adjustments in connection with New Revenue Recognition Guidance	As reported under New Revenue Recognition Guidance
Revenue	$709,538	$(734)	$708,804
Cost of sales	$643,212	$(716)	$642,496
Gross profit (loss)	$66,326	$(18)	$66,308
Inventory	$141,012	$(7,231)	$133,781
Contract assets	$—	$7,794	$7,794

Contract assets represents the estimated revenue attributable to UNIFI in connection with completed performance obligations under contracts with customers for which revenue is recognized over time. The contract assets are classified to receivables when the right to payment becomes unconditional. The $7,794 change in the contract assets balance from June 24, 2018 to June 30, 2019 represents the routine recognition of satisfied performance obligations, in connection with adoption of and treatment under the new revenue recognition guidance.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

6. Receivables, Net

Receivables, net consists of the following:

	June 30, 2019	June 24, 2018
Customer receivables	$89,495	$87,633
Allowance for uncollectible accounts	(2,338)	(2,059)
Reserves for quality claims	(961)	(564)
Net customer receivables	86,196	85,010
Other receivables	2,688	1,263
Total receivables, net	$88,884	$86,273

Other receivables includes refunds due for non-income related taxes and refunds due from vendors.

The changes in UNIFI’s allowance for uncollectible accounts and reserves for quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Quality Claims
Balance at June 26, 2016	$(2,839)	$(795)
Credited (charged) to costs and expenses	123	(2,719)
Translation activity	34	3
Deductions	460	2,233
Balance at June 25, 2017	$(2,222)	$(1,278)
Credited (charged) to costs and expenses	38	(821)
Translation activity	125	(9)
Deductions	—	1,544
Balance at June 24, 2018	$(2,059)	$(564)
Charged to costs and expenses	(308)	(2,019)
Translation activity	(9)	5
Deductions	38	1,617
Balance at June 30, 2019	$(2,338)	$(961)

Amounts credited (charged) to costs and expenses for the allowance for uncollectible accounts are reflected in the provision (benefit) for bad debts and deductions represent amounts written off which were deemed to not be collectible, net of any recoveries.  Amounts charged to costs and expenses for the reserves for quality claims are primarily reflected as a reduction of net sales and deductions represent adjustments to either increase or decrease claims based on negotiated amounts or actual versus estimated claim differences.

7.  Inventories

Inventories consists of the following:

	June 30, 2019	June 24, 2018
Raw materials	$55,531	$45,448
Supplies	9,020	7,314
Work in process	8,510	8,834
Finished goods	63,111	66,314
Gross inventories	136,172	127,910
Inventory reserves	(2,391)	(1,599)
Total inventories	$133,781	$126,311

The cost for the majority of UNIFI’s inventories is determined using the first-in, first-out method.  Certain foreign inventories and limited categories of supplies of $45,122 and $39,870 as of June 30, 2019 and June 24, 2018, respectively, were valued under the average cost method.

In connection with UNIFI’s utilization of the modified retrospective method of adopting the new revenue recognition guidance, prior period balances were not adjusted to reflect the impact that the new revenue recognition guidance would have had on prior periods. See Note 5, “Revenue Recognition,” for further detail regarding the impact of the new revenue recognition guidance to fiscal 2019.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

8. Other Current Assets

Other current assets consists of the following:

	June 30, 2019	June 24, 2018
Contract assets	$7,794	$—
Vendor deposits	4,187	3,703
Value-added taxes receivable	2,519	1,024
Prepaid expenses	1,856	1,802
Total other current assets	$16,356	$6,529

Vendor deposits primarily relates to down payments made toward the purchase of inventory. Value-added taxes receivable relates to recoverable taxes associated with the sales and purchase activities of UNIFI’s foreign operations. Prepaid expenses consists of advance payments for routine operating expenses.

9.  Property, Plant and Equipment, Net

PP&E, net consists of the following:

	June 30, 2019	June 24, 2018
Land	$3,138	$2,860
Land improvements	15,249	15,118
Buildings and improvements	161,566	157,354
Assets under capital leases	31,897	34,568
Machinery and equipment	603,950	589,237
Computers, software and office equipment	23,011	19,723
Transportation equipment	5,809	5,029
Construction in progress	6,483	8,651
Gross PP&E	851,103	832,540
Less: accumulated depreciation	(636,135)	(619,654)
Less: accumulated amortization – capital leases	(8,181)	(7,370)
Total PP&E, net	$206,787	$205,516

Assets under capital leases consists of the following:

	June 30, 2019	June 24, 2018
Machinery and equipment	$22,991	$24,467
Transportation equipment	5,078	6,273
Building improvements	3,828	3,828
Gross assets under capital leases	$31,897	$34,568

Depreciation expense and repair and maintenance expenses were as follows:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Depreciation expense	$21,602	$21,109	$18,483
Repair and maintenance expenses	21,226	19,761	18,319

10.  Intangible Assets, Net

Intangible assets, net consists of the following:

	June 30, 2019	June 24, 2018
Customer lists	$23,615	$23,615
Non-compete agreements	1,875	1,925
Trademarks, licenses and other	416	185
Total intangible assets, gross	25,906	25,725

Accumulated amortization – customer lists	(23,166)	(22,527)
Accumulated amortization – non-compete agreements	(438)	(108)
Accumulated amortization – trademarks, licenses and other	(132)	(100)
Total accumulated amortization	(23,736)	(22,735)
Total intangible assets, net	$2,170	$2,990

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

A customer list and a non-compete agreement were recorded in connection with a business combination in fiscal 2014, utilizing similar valuation methods as described in the above fiscal 2007 transaction. The customer list is amortized over a nine-year estimated useful life based on the expected economic benefit.  The non-compete agreement was fully amortized in December 2018 and removed from the accompanying consolidated balance sheets accordingly.

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

Amortization expense for intangible assets consists of the following:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Customer lists	$639	$843	$1,020
Non-compete agreements	379	205	287
Trademarks, licenses and other	94	62	74
Total amortization expense	$1,112	$1,110	$1,381

The following table presents the expected intangible asset amortization for the next five fiscal years:

	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024
Expected amortization	$831	$538	$473	$328	$—

11. Other Non-Current Assets

Other non-current assets consists of the following:

	June 30, 2019	June 24, 2018
Interest rate swaps	$—	$2,259
Other	671	821
Total other non-current assets	$671	$3,080

On January 5, 2017, February 24, 2017 and June 1, 2017, UNIFI entered into three interest rate swaps with Wells Fargo Bank, N.A., with notional amounts of $20,000 (“Swap A”), $30,000 (“Swap B”) and $25,000 (“Swap C”), respectively. The combined designated hedges fix the London Interbank Offer Rate (“LIBOR”) at approximately 1.9% for $75,000 of variable rate borrowings through May 24, 2022. In accordance with hedge accounting, each swap is reflected on the accompanying consolidated balance sheets at fair value with a corresponding balance in accumulated other comprehensive loss, and impacts earnings commensurate with the forecasted transaction. As of June 30, 2019, the associated fair value of the swaps are reflected in other long-term liabilities.

12. Accrued Expenses

Accrued expenses consists of the following:

	June 30, 2019	June 24, 2018
Payroll and fringe benefits	$9,775	$10,833
Utilities	2,061	2,594
Severance	2,058	362
Property taxes	999	835
Current portion of supplemental post-employment plan	411	508
Other	1,545	2,588
Total accrued expenses	$16,849	$17,720

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Severance consists of payments due to former executives and employees pursuant to corresponding employment and severance agreements. Other consists primarily of employee-related claims and payments, interest, marketing expenses, freight expenses, rent, other non-income related taxes and deferred revenue.

13. Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	June 30, 2019	June 30, 2019	June 24, 2018
ABL Revolver	December 2023	3.7%	$19,400	$28,100
ABL Term Loan (1)	December 2023	3.3%	97,500	85,000
Capital lease obligations	(2)	3.9%	11,118	18,107
Total debt			128,018	131,207
Current ABL Term Loan			(10,000)	(10,000)
Current portion of capital lease obligations			(5,519)	(6,996)
Unamortized debt issuance costs			(958)	(658)
Total long-term debt			$111,541	$113,553

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for capital lease obligations range from August 2019 to November 2027.

ABL Facility

On December 18, 2018, Unifi, Inc. and certain of its subsidiaries entered into a Third Amendment to Amended and Restated Credit Agreement and Second Amendment to Amended and Restated Guaranty and Security Agreement (the “2018 Amendment”).  The 2018 Amendment amended the Amended and Restated Credit Agreement, dated as of March 26, 2015, by and among Unifi, Inc. and a syndicate of lenders, as previously amended (as further amended by the 2018 Amendment, the “Credit Agreement”).  The Credit Agreement provides for a $200,000 senior secured credit facility (the “ABL Facility”), including a $100,000 revolving credit facility (the “ABL Revolver”) and a term loan that can be reset up to a maximum amount of $100,000, once per fiscal year, if certain conditions are met (the “ABL Term Loan”). The ABL Facility has a maturity date of December 18, 2023.

The 2018 Amendment made the following changes to the Credit Agreement, among others: (i) extended the maturity date from March 26, 2020 to December 18, 2023 and (ii) decreased the Applicable Margin (as defined in the Credit Agreement) pricing structure for Base Rate Loans (as defined in the Credit Agreement) and LIBOR Rate Loans (as defined in the Credit Agreement) by 25 basis points.  In addition, in connection with the 2018 Amendment, the principal amount of the ABL Term Loan was reset from $80,000 to $100,000.  Net proceeds from the ABL Term Loan reset were used to pay down the amount outstanding on the ABL Revolver.  Additionally, the 2018 Amendment resulted in a loss on extinguishment of debt of $131 in connection with the write-off of certain unamortized debt issuance costs.

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

If excess availability under the ABL Revolver falls below the defined Trigger Level (as defined in the Credit Agreement), a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a quarterly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of June 30, 2019 was $24,688. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

ABL Facility borrowings bear interest at LIBOR plus an applicable margin of 1.25% to 1.75%, or the Base Rate (as defined below) plus an applicable margin of 0.25% to 0.75%, with interest currently being paid on a monthly basis. The applicable margin is based on (i) the excess availability under the ABL Revolver and (ii) the consolidated leverage ratio, calculated as of the end of each fiscal quarter. The Base Rate means the greater of (a) the prime lending rate as publicly announced from time to time by Wells Fargo Bank, National Association, (b) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5% and (c) LIBOR plus 1.0%. UNIFI’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventories and is subject to certain conditions and limitations. There is also a monthly unused line fee under the ABL Revolver of 0.25%.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

As of June 30, 2019, UNIFI was in compliance with all financial covenants in the Credit Agreement and the excess availability under the ABL Revolver was $61,501. At June 30, 2019, the fixed charge coverage ratio was 1.22 to 1.00 and UNIFI had $400 of standby letters of credit, none of which had been drawn upon.  Management maintains the capability to quickly and easily improve the fixed charge coverage ratio utilizing existing cash and cash equivalents.

Capital Lease Obligations

There were no significant capital leases established in fiscal 2019 or 2018.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the following five fiscal years and thereafter:

	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter
ABL Revolver	$—	$—	$—	$—	$19,400	$—
ABL Term Loan	10,000	10,000	10,000	10,000	57,500	—
Capital lease obligations	5,519	2,623	2,417	90	95	374
Total	$15,519	$12,623	$12,417	$10,090	$76,995	$374

14. Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	June 30, 2019	June 24, 2018
Supplemental post-employment plan	$2,695	$3,045
Uncertain tax positions	1,043	131
Interest rate swaps	647	—
Other	1,800	2,161
Total other long-term liabilities	$6,185	$5,337

UNIFI maintains an unfunded supplemental post-employment plan for certain management employees.  Each employee’s account is credited annually based upon a percentage of the participant’s base salary, with each participant’s balance adjusted quarterly to reflect the returns of a money market fund.  Amounts are paid to participants six months after termination of employment.

On January 5, 2017, February 24, 2017 and June 1, 2017, UNIFI entered into Swap A, Swap B and Swap C. The combined designated hedges fix LIBOR at approximately 1.9% for $75,000 of variable rate borrowings through May 24, 2022. In accordance with hedge accounting, each swap is reflected on the accompanying consolidated balance sheets at fair value with a corresponding balance in accumulated other comprehensive loss, and impacts earnings commensurate with the forecasted transaction. As of June 30, 2019, the associated fair value of the swaps are reflected in other long-term liabilities.

Other primarily includes certain retiree and post-employment medical and disability liabilities, deferred revenue and deferred energy incentive credits.

15. Income Taxes

Components of Income Before Income Taxes

The components of income before income taxes consist of the following:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
U.S.	$(13,326)	$(7,852)	$2,689
Foreign	23,337	38,063	40,586
Income before income taxes	$10,011	$30,211	$43,275

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Components of Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes consists of the following:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Current:
Federal	$(178)	$(4,918)	$(6,082)
State	28	(416)	(130)
Foreign	7,282	9,639	10,224
Total current tax expense	7,132	4,305	4,012
Deferred:
Federal	(813)	(5,315)	6,602
State	1,097	(872)	162
Foreign	139	391	122
Total deferred tax expense	423	(5,796)	6,886
Provision (benefit) for income taxes	$7,555	$(1,491)	$10,898

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation H.R. 1, formerly known as the Tax Cuts and Jobs Act.  H.R. 1 included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, additional limitations on the deductions for executive compensation and interest expense, and the transition of the U.S. international tax system from a worldwide tax to a territorial tax system.  As a fiscal-year taxpayer, certain provisions of H.R. 1 impacted UNIFI in fiscal 2018, including the change in the U.S. federal corporate income tax rate and the one-time transition tax (“toll charge”), while other provisions became effective for UNIFI at the beginning of fiscal 2019. The enactment of H.R. 1 resulted in recording a total provisional tax benefit of $396 for fiscal 2018. For a full description of the impact of H.R. 1 for fiscal 2018, refer to Note 14, “Income Taxes,” in UNIFI’s Annual Report on Form 10-K for fiscal 2018.

In fiscal 2019, UNIFI recorded an additional tax benefit of $843 related to the enactment of H.R. 1, which decreased the effective tax rate for the period by 8.4%. The total tax benefit related to the enactment of H.R. 1 was $1,239, primarily consisting of $3,986 of tax benefit related to the re-measurement of deferred tax balances, and $2,747 of tax expense related to the toll charge, net of foreign tax credits. Although UNIFI no longer considers these amounts provisional, the income tax effects of H.R. 1 may change following future legislation or further interpretation of H.R. 1 based on the publication of guidance from the U.S. Internal Revenue Service (the “IRS”) and state tax authorities.

The Global Intangible Low-Taxed Income (“GILTI”) provisions included in H.R. 1 require that certain income earned by foreign subsidiaries must be currently included in the gross income of the U.S. shareholder.  These provisions were effective for UNIFI in fiscal 2019.  The GILTI provisions are complex and subject to continuing regulatory interpretation by the IRS.  UNIFI has elected to recognize GILTI as a current-period expense. Under this policy, UNIFI has not provided deferred taxes related to temporary differences that, upon their reversal, will affect the amount of income subject to GILTI in the period.

Utilization of Net Operating Loss Carryforwards

Domestic deferred tax expense includes the utilization of federal net operating loss (“NOL”) carryforwards of $3,122 and $843 for fiscal 2019 and 2018, respectively. Foreign deferred tax expense includes the utilization of NOL carryforwards of $655, $773 and $756 for fiscal 2019, 2018 and 2017, respectively. State deferred tax expense includes the utilization of NOL carryforwards of $106, $116 and $26 for fiscal 2019, 2018 and 2017, respectively.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Effective Tax Rate

Reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Federal statutory tax rate	21.0%	28.3%	35.0%
Foreign income taxed at different rates	16.1	(2.4)	(10.2)
Repatriation of foreign earnings and withholding taxes	20.3	1.8	1.4
Repatriation of foreign earnings due to tax reform	0.7	23.9	—
Revaluation of U.S. deferred balances due to tax reform	3.1	(14.2)	—
U.S. tax on GILTI	32.5	—	—
Change in valuation allowance	(1.5)	(12.9)	(0.5)
Foreign tax credits	(11.9)	(11.0)	—
Domestic production activities deduction	(5.6)	0.5	2.0
Research and other credits	(7.7)	(1.8)	(5.1)
State income taxes, net of federal tax benefit	(0.6)	(3.9)	0.2
Change in uncertain tax positions	8.2	(15.1)	1.8
Nondeductible compensation	5.1	1.6	—
Nontaxable income	(4.2)	—	—
Nondeductible expenses and other	—	0.3	0.6
Effective tax rate	75.5%	(4.9)%	25.2%

Deferred Income Taxes

The significant components of UNIFI’s deferred tax assets and liabilities consist of the following:

	June 30, 2019	June 24, 2018
Deferred tax assets:
Investments, including unconsolidated affiliates	$5,680	$5,429
Intangible assets	1,679	2,141
Accrued compensation and benefits	1,761	2,089
Tax credits	17,237	5,845
NOL carryforwards	4,381	10,008
Research and development costs	4,081	—
Other items	5,555	4,847
Total gross deferred tax assets	40,374	30,359
Valuation allowance	(26,020)	(15,143)
Net deferred tax assets	14,354	15,216
Deferred tax liabilities:
PP&E	(18,325)	(19,375)
Other	(295)	(216)
Total deferred tax liabilities	(18,620)	(19,591)
Net deferred tax liabilities	$(4,266)	$(4,375)

Deferred Income Taxes – Valuation Allowance

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

The balances and activity for UNIFI’s deferred tax valuation allowance are as follows:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Balance at beginning of year	$(15,143)	$(17,957)	$(13,550)
(Increase) decrease in valuation allowance	(10,877)	2,814	(4,407)
Balance at end of year	$(26,020)	$(15,143)	$(17,957)

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Components of UNIFI’s deferred tax valuation allowance are as follows:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Investments, including unconsolidated affiliates	$(5,696)	$(5,522)	$(7,789)
NOL carryforwards (1)	(4,048)	(4,191)	(9,379)
Tax credits	(16,276)	(5,430)	(789)
Total deferred tax valuation allowance	$(26,020)	$(15,143)	$(17,957)

(1)	Includes certain U.S. NOLs and capital losses outside the U.S. consolidated tax filing group.

During fiscal 2019, UNIFI’s valuation allowance increased by $10,877. The increase was primarily driven by an increase in the valuation allowance on foreign tax credits and certain state NOLs and credit carryforwards.

During fiscal 2018, UNIFI’s valuation allowance decreased by $2,814. The decrease was primarily driven by the release of a valuation allowance on NOLs outside the U.S. consolidated tax filing group that are now able to be utilized, and a decrease related to U.S. deferred tax assets to reflect the lower federal ending deferred tax rate. The decrease was partially offset by an increase related to foreign tax credit carryforwards for which no benefit can be realized.

During fiscal 2017, UNIFI’s valuation allowance increased by $4,407.  The increase consisted primarily of (i) $4,241 of foreign losses and (ii) $789 of foreign tax credit carryforwards for which no benefit can be recognized. The increase was partially offset by a net decrease of $582 related to UNIFI’s investment in PAL due to the timing of PAL’s taxable income versus book income.

Unrecognized Tax Benefits

A reconciliation of beginning and ending gross amounts of unrecognized tax benefits is as follows:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Balance at beginning of year	$166	$4,463	$4,254
Gross increases related to current period tax positions	26	26	124
Gross increases (decreases) related to tax positions in prior periods	980	(119)	524
Gross decreases related to settlements with tax authorities	—	(4,204)	(439)
Gross decreases related to lapse of applicable statute of limitations	(89)	—	—
Balance at end of year	$1,083	$166	$4,463

Unrecognized tax benefits would generate a favorable impact of $1,043 on UNIFI’s effective tax rate when recognized. UNIFI does not expect material changes in uncertain tax positions within the next 12 months.  Expense (benefit) for interest and penalties recognized by UNIFI within the provision for income taxes was $22, $(1,030) and $(42) for fiscal 2019, 2018 and 2017, respectively.  UNIFI had $63, $41 and $772 accrued for interest and/or penalties related to uncertain tax positions as of June 30, 2019, June 24, 2018 and June 25, 2017, respectively.

Expiration of Net Operating Loss Carryforwards and Foreign Tax Credits

As of June 30, 2019, UNIFI had U.S. state NOL carryforwards of $46,189 and foreign NOL carryforwards of $9,204, offset by a full valuation allowance.  The NOL carryforwards begin expiring in varying amounts in fiscal 2020.  As of June 30, 2019, UNIFI had the following carryforward attributes held outside of the U.S. consolidated tax filing group: U.S. federal NOL carryforwards of $4,806, U.S. federal capital loss carryforwards of $4,489, and U.S. state NOL carryforwards of $12,279.  The U.S. federal capital loss carryforwards are offset with a full valuation allowance and the U.S. state NOL carryforwards are partially offset by a valuation allowance.   The NOL carryforwards held outside of the U.S. consolidated tax filing group begin expiring in fiscal 2020.   As of June 30, 2019, UNIFI had U.S. federal foreign tax credit carryforwards of $13,477 and foreign tax credit carryforwards in foreign jurisdictions of $2,437, offset with a full valuation allowance.  The foreign tax credit carryforwards begin expiring in varying amounts in fiscal 2021.

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

In fiscal 2019, the IRS initiated an audit for fiscal year 2015, 2016 and 2017.  The audit was not concluded at the end of fiscal 2019.  No material assessment is anticipated.  In fiscal 2018, the IRS examined UNIFI’s federal income tax returns for fiscal 2014 and 2015, and re-examined the federal income tax return for fiscal 2013. The examination closed with no proposed adjustments. In fiscal 2016, the North Carolina Department of Revenue initiated an audit for fiscal year 2012 through 2015.  The audit was not concluded at the end of fiscal 2019.  No material assessment is anticipated.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

UNIFI is currently under appeal in Colombia for tax years 2006 and 2007.  UNIFI believes it is more-likely-than-not to conclude the appeal with no material assessment.

Statutes related to material foreign jurisdictions are open from January 1, 2014 and material state jurisdictions from June 29, 2015.  Certain carryforward tax attributes generated in years prior remain subject to examination and could change in subsequent tax years.

Indefinite Reinvestment Assertion

As of June 30, 2019, U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $131,386 of undistributed earnings of UNIFI’s foreign subsidiaries. UNIFI intends to reinvest these earnings indefinitely in its foreign subsidiaries.  If at a later date, these earnings were to be repatriated to the U.S., UNIFI would be required to accrue and pay state income and/or foreign local withholding taxes on these amounts. Determination of the amount of any unrecognized deferred tax liability on these undistributed earnings is not practicable. UNIFI will continue to assess the existing circumstances, including any changes in tax laws, and reevaluate the necessity for any deferred tax liability.

16. Shareholders’ Equity

On April 23, 2014, UNIFI announced that its Board of Directors (the “Board”) had approved a share repurchase program (the “2014 SRP”) under which UNIFI was authorized to acquire up to $50,000 of its common stock.  Through October 31, 2018 (the date the 2014 SRP was terminated, as noted below), UNIFI had repurchased a total of 806 shares, at an average price of $27.79 (for a total of $22,409, inclusive of commission costs), pursuant to the 2014 SRP.

On October 31, 2018, UNIFI announced that the Board had terminated the 2014 SRP and approved a new share repurchase program (the “2018 SRP”) under which UNIFI is authorized to acquire up to $50,000 of its common stock. Under the 2018 SRP, purchases will be made from time to time in the open market at prevailing market prices, through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. Repurchases, if any, are expected to be financed through cash generated from operations and borrowings under the ABL Revolver, and are subject to applicable limitations and restrictions as set forth in the ABL Facility. UNIFI may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

As of June 30, 2019, $50,000 remained available for repurchase under the 2018 SRP.

Repurchased shares are retired and have the status of authorized and unissued shares.  The cost of the repurchased shares is recorded as a reduction to common stock to the extent of the par value of the shares acquired and the remainder is allocated between capital in excess of par value, on a pro rata basis, and retained earnings.

No dividends were paid in the three most recent fiscal years.

17. Stock-Based Compensation

On October 23, 2013, UNIFI’s shareholders approved the Unifi, Inc. 2013 Incentive Compensation Plan (the “2013 Plan”). The 2013 Plan replaced the 2008 Unifi, Inc. Long-Term Incentive Plan (the “2008 LTIP”). No additional awards can be granted under the 2008 LTIP; however, prior awards outstanding under the 2008 LTIP remain subject to that plan’s provisions. The 2013 Plan authorized the issuance of 1,000 shares of common stock, subject to certain increases in the event outstanding awards under the 2008 LTIP expired, were forfeited or otherwise terminated unexercised.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The following table provides information as of June 30, 2019 with respect to the number of securities remaining available for future issuance under the Amended 2013 Plan:

Authorized under the Amended 2013 Plan	1,250
Plus: Awards expired, forfeited or otherwise terminated unexercised	135
Less: Awards granted to employees	(265)
Less: Awards granted to non-employee directors	(89)
Available for issuance under the Amended 2013 Plan	1,031

Stock Options

During fiscal 2019, 2018 and 2017, UNIFI granted stock options to purchase 190, 73 and 153 shares of its common stock, respectively, to certain key employees.  The stock options vest ratably over the required three-year service period and have 10-year contractual terms.  For fiscal 2019, 2018 and 2017, the weighted average exercise price of the stock options granted was $23.73, $32.61 and $28.82 per share, respectively.  UNIFI used the Black-Scholes model to estimate the weighted average grant date fair value of $8.42, $11.14 and $10.13 per share, respectively.

During fiscal 2019, UNIFI granted stock options to purchase 33 shares of its common stock to a member of the Board. The stock options became fully vested on the grant date and have 10-year contractual terms. The exercise price was $21.02 and the grant date fair value was $7.60.

For stock options granted, the valuation models used the following assumptions:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Expected term (years)	5.5	5.2	5.0
Risk-free interest rate	2.9%	2.0%	1.4%
Volatility	32.6%	34.3%	37.9%
Dividend yield	—	—	—

UNIFI uses historical data to estimate the expected term and volatility.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the stock options.

A summary of stock option activity for fiscal 2019 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 24, 2018	405	$23.73
Granted	223	$23.33
Exercised	(69)	$10.05
Cancelled or forfeited	(157)	$25.74
Expired	(25)	$27.98
Outstanding at June 30, 2019	377	$24.88	6.8	$386
Vested and expected to vest as of June 30, 2019	377	$24.88	6.8	$386
Exercisable at June 30, 2019	241	$24.10	5.7	$386

At June 30, 2019, the remaining unrecognized compensation cost related to the unvested stock options was $568, which is expected to be recognized over a weighted average period of 1.7 years.

For fiscal 2019, 2018 and 2017, the total intrinsic value of stock options exercised was $971, $2,703 and $5,802, respectively.  The amount of cash received from the exercise of stock options was $483, $219 and $2,787 for fiscal 2019, 2018 and 2017, respectively.  The tax benefit realized from stock options exercised was $61, $398 and $1,517 for fiscal 2019, 2018 and 2017, respectively.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Restricted Stock Units and Vested Share Units

During fiscal 2019, 2018 and 2017, UNIFI granted 75, 86 and 150 restricted stock units (“RSUs”), respectively, to certain key employees.  The employee RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company common stock until such employee RSUs have vested and been distributed to the grantee in the form of Company common stock.  The employee RSUs vest over a three-year period, and will be converted into an equivalent number of shares of Company common stock (for distribution to the grantee) on each vesting date, unless the grantee has elected to defer the receipt of the shares of stock until separation from service.  UNIFI estimated the weighted average fair value of each employee RSU granted during fiscal 2019, 2018 and 2017 to be $23.58, $32.16 and $27.66 respectively.

During fiscal 2019, UNIFI granted 47 vested share units (“VSUs”) to UNIFI’s non-employee directors.  The director VSUs became fully vested on the grant date, but convey no rights of ownership in shares of Company common stock until such director VSUs have been distributed to the grantee in the form of Company common stock.  The director VSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of service as a member of the Board.  UNIFI estimated the fair value of each director VSU granted during fiscal 2019 to be $23.27.

During fiscal 2018 and 2017, UNIFI granted 30 and 31 RSUs, respectively, to UNIFI’s non-employee directors.  The director RSUs became fully vested on the grant date.  The director RSUs convey no rights of ownership in shares of Company common stock until such director RSUs have been distributed to the grantee in the form of Company common stock.  The vested director RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of service as a member of the Board.  With respect to the RSUs granted in fiscal 2017, the grantee may elect to defer receipt of the shares of Company common stock in accordance with the deferral options provided under the Unifi, Inc. Director Deferred Compensation Plan.  UNIFI estimated the fair value of each director RSU granted during fiscal 2018 and 2017 to be $35.83 and $29.09, respectively.

UNIFI estimates the fair value of RSUs and VSUs based on the market price of UNIFI’s common stock at the award grant date.

A summary of RSU and VSU activity for fiscal 2019 is as follows:

	Non-vested	Weighted Average Grant Date Fair Value	Vested	Total	Weighted Average Grant Date Fair Value
Outstanding at June 24, 2018	198	$29.50	148	346	$27.45
Granted	122	$23.46	—	122	$23.46
Vested	(105)	$26.39	105	—	$—
Converted	—	$—	(61)	(61)	$28.21
Cancelled or forfeited	(102)	$26.86	—	(102)	$26.86
Outstanding at June 30, 2019	113	$27.50	192	305	$25.61

At June 30, 2019, the number of RSUs and VSUs vested and expected to vest was 305, with an aggregate intrinsic value of $5,543.  The aggregate intrinsic value of the 192 vested RSUs and VSUs at June 30, 2019 was $3,496.

The remaining unrecognized compensation cost related to the unvested RSUs at June 30, 2019 was $1,305, which is expected to be recognized over a weighted average period of 1.5 years.

For fiscal 2019, 2018 and 2017, the total intrinsic value of RSUs converted was $1,427, $1,620 and $2,120, respectively.  The tax benefit realized from the conversion of RSUs was $164, $247 and $806 for fiscal 2019, 2018 and 2017, respectively.

Summary

The total cost charged against income related to all stock-based compensation arrangements was as follows:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Stock options	$671	$884	$749
RSUs and VSUs	1,977	4,042	1,432
Total compensation cost	$2,648	$4,926	$2,181

In fiscal 2019, UNIFI issued 10 shares of common stock for $244 of expense.

The total income tax benefit recognized for stock-based compensation was $325, $442 and $599 for fiscal 2019, 2018 and 2017, respectively.

As of June 30, 2019, total unrecognized compensation costs related to all unvested stock-based compensation arrangements were $1,873.  The weighted average period over which these costs are expected to be recognized is 1.5 years.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

18. Defined Contribution Plan

UNIFI matches employee contributions made to the Unifi, Inc. Retirement Savings Plan (the “401(k) Plan”), a 401(k) defined contribution plan, which covers eligible domestic salary and hourly employees. Under the terms of the 401(k) Plan, UNIFI matches 100% of the first 3% of eligible employee contributions and 50% of the next 2% of eligible contributions.

The following table presents the employer matching contribution expense related to the 401(k) Plan:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Matching contribution expense	$2,836	$2,643	$2,538

19. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

Financial Instruments

UNIFI may use derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates.  UNIFI does not enter into derivative contracts for speculative purposes.

Foreign Currency Forward Contracts

UNIFI may enter into foreign currency forward contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases which are denominated in currencies that are not its functional currency.  Foreign currency forward contracts are not designated as hedges by UNIFI and are marked to market each period and offset by the foreign exchange (gains) losses included in other operating expense (income), net resulting from the underlying exposures of the foreign currency denominated assets and liabilities. As of June 30, 2019 and June 24, 2018, there were no outstanding foreign currency forward contracts. However, UNIFI utilized a foreign currency forward contract during fiscal 2017, for which the impact to the consolidated financial statements was insignificant.

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

On May 18, 2012, UNIFI entered into a five-year, $50,000 interest rate swap (“Swap D”) with Wells Fargo Bank, N.A. to provide a hedge against the variability of cash flows related to LIBOR-based variable rate borrowings under the ABL Facility.  On November 26, 2012, UNIFI de-designated Swap D as a cash flow hedge.  Swap D allowed UNIFI to fix LIBOR at 1.06% and terminated on May 24, 2017.  See Note 20, “Accumulated Other Comprehensive Loss,” for detail regarding the reclassifications of amounts from accumulated other comprehensive loss related to Swap D.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Contingent Consideration

In December 2013, UNIFI acquired certain draw-winding assets in a business combination and recorded a $2,500 contingent consideration liability (Level 3 classification in the fair value hierarchy). The related contingent consideration liability did not incur material fair value activity. The liability balance at June 24, 2018 was a result of the life-to-date payments made, which were completed during fiscal 2019.

UNIFI’s financial assets and liabilities accounted for at fair value on a recurring basis and the level within the fair value hierarchy used to measure these items are as follows:

As of June 30, 2019	Notional Amount		Balance Sheet Location	Fair Value Hierarchy	Fair Value
Swap A	USD	$20,000	Other long-term liabilities	Level 2	$186
Swap B	USD	$30,000	Other long-term liabilities	Level 2	$279
Swap C	USD	$25,000	Other long-term liabilities	Level 2	$182
Contingent consideration		—	Accrued expenses	Level 3	$—

As of June 24, 2018	Notional Amount		Balance Sheet Location	Fair Value Hierarchy	Fair Value
Swap A	USD	$20,000	Other non-current assets	Level 2	$584
Swap B	USD	$30,000	Other non-current assets	Level 2	$877
Swap C	USD	$25,000	Other non-current assets	Level 2	$798
Contingent consideration		—	Accrued expenses	Level 3	$529

Estimates for the fair value of UNIFI’s derivative contracts are obtained from month-end market quotes for contracts with similar terms.

Swaps A, B and C, designated hedges, decreased interest expense for fiscal 2019 by $320, increased interest expense for fiscal 2018 by $319 and increased interest expense for fiscal 2017 by $42. Swap D, a de-designated hedge, increased interest expense for fiscal 2017 by $178.

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

There were no transfers into or out of the levels of the fair value hierarchy for fiscal 2019, 2018 and 2017.

Non-Financial Assets and Liabilities

UNIFI did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

20. Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 26, 2016	$(29,681)	$(70)	$(29,751)
Other comprehensive loss, net of tax	(2,691)	(438)	(3,129)
Balance at June 25, 2017	$(32,372)	$(508)	$(32,880)

Other comprehensive (loss) income, net of tax	(9,896)	2,243	(7,653)
Balance at June 24, 2018	$(42,268)	$1,735	$(40,533)

Other comprehensive loss, net of tax	(461)	(2,235)	(2,696)
Balance at June 30, 2019	$(42,729)	$(500)	$(43,229)

A summary of other comprehensive (loss) income for fiscal 2019, 2018 and 2017 is provided as follows:

	Fiscal 2019			Fiscal 2018			Fiscal 2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(681)	$—	$(681)	$(9,250)	$—	$(9,250)	$(2,936)	$—	$(2,936)
Foreign currency translation adjustments for an unconsolidated affiliate	220	—	220	(646)	—	(646)	245	—	245
Changes in interest rate swaps, net of reclassification adjustments	(2,906)	671	(2,235)	3,067	(824)	2,243	(737)	299	(438)
Other comprehensive loss, net	$(3,367)	$671	$(2,696)	$(6,829)	$(824)	$(7,653)	$(3,428)	$299	$(3,129)

21. Computation of Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Basic EPS
Net income attributable to Unifi, Inc.	$2,456	$31,702	$32,875
Weighted average common shares outstanding	18,395	18,294	18,136
Basic EPS	$0.13	$1.73	$1.81
Diluted EPS
Net income attributable to Unifi, Inc.	$2,456	$31,702	$32,875
Weighted average common shares outstanding	18,395	18,294	18,136
Net potential common share equivalents – stock options and RSUs	300	343	307
Adjusted weighted average common shares outstanding	18,695	18,637	18,443
Diluted EPS	$0.13	$1.70	$1.78
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	314	118	390
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	—	—	—

The calculation of earnings per common share is based on the weighted average number of UNIFI’s common shares outstanding for the applicable period.  The calculation of diluted earnings per common share presents the effect of all potential dilutive common shares that were outstanding during the respective period, unless the effect of doing so is anti-dilutive.

22. Other Operating Expense (Income), Net

Other operating expense (income), net primarily consists of gains and losses on (i) foreign currency transactions and (ii) sale or disposal of assets, along with severance expenses related to former employees.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

23. Investments in Unconsolidated Affiliates and Variable Interest Entities

Parkdale America, LLC

In June 1997, UNIFI and Parkdale Mills, Inc. (“Mills”) entered into a Contribution Agreement that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air-jet spinning technologies to create PAL.  In exchange for its contribution, UNIFI received a 34% equity ownership interest in PAL, which is accounted for using the equity method of accounting.  Effective January 1, 2012, Mills’ interest in PAL was assigned to Parkdale Incorporated.

PAL is a limited liability company treated as a partnership for income tax reporting purposes.  PAL is a producer of cotton and synthetic yarns for sale to the global textile industry and apparel market.  Per PAL’s fiscal 2018 audited financial statements, PAL had 12 manufacturing facilities located primarily in the southeast region of the U.S. and in Mexico, and PAL’s five largest customers accounted for approximately 74% of total revenues and 71% of total gross accounts receivable outstanding.

As PAL’s fiscal year end is the Saturday nearest to December 31 and its results are considered significant, UNIFI files an amendment to each Annual Report on Form 10-K on or before 90 days subsequent to PAL’s fiscal year end to provide PAL’s audited financial statements for PAL’s most recent fiscal year.  UNIFI filed an amendment to its Annual Report on Form 10-K for fiscal 2018 on March 28, 2019 to provide PAL’s audited financial statements for PAL’s fiscal year ended December 29, 2018. UNIFI expects to file an amendment to this Annual Report on Form 10-K on or before March 27, 2020 to provide PAL’s audited financial statements for PAL’s fiscal year ended December 28, 2019.

The U.S. federal government maintains a program providing economic adjustment assistance to domestic users of upland cotton (the “cotton rebate program”). The cotton rebate program offers a subsidy for cotton consumed in domestic production, and the subsidy is paid the month after the eligible cotton is consumed. To be completely earned, the subsidy must be used within 18 months after the marketing year in which it is earned to purchase qualifying capital expenditures in the U.S. for production of goods from upland cotton. The marketing year is from August 1 to July 31. The program provides a subsidy of up to three cents per pound. In December 2018, the U.S. federal government extended the program at the same rate through July 31, 2021, and for subsequent years, subject to funding available through annual appropriations.  PAL recognizes its share of income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired, with an appropriate allocation methodology considering the dual criteria of the subsidy.

PAL is subject to price risk related to anticipated fixed-price yarn sales.  To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices in order to protect the gross margin of fixed-priced yarn sales.  The derivative instruments used are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy.  As of June 30, 2019, PAL had no futures contracts designated as cash flow hedges.

As of June 30, 2019, UNIFI’s investment in PAL was $112,398, which was reflected within investments in unconsolidated affiliates in the accompanying consolidated balance sheets.  The reconciliation between UNIFI’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of June 30, 2019	$130,489
Initial excess capital contributions	53,363
Impairment charge recorded by UNIFI in 2007	(74,106)
Anti-trust lawsuit against PAL in which UNIFI did not participate	2,652
Investment as of June 30, 2019	$112,398

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

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates.  As of June 30, 2019, UNIFI’s open purchase orders related to this agreement were $2,919.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

UNIFI’s raw material purchases under this supply agreement consist of the following:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
UNF	$1,735	$1,800	$2,254
UNFA	23,089	21,731	20,493
Total	$24,824	$23,531	$22,747

As of June 30, 2019 and June 24, 2018, UNIFI had combined accounts payable due to UNF and UNFA of $1,728 and $2,301, respectively.

UNIFI has determined that UNF and UNFA are variable interest entities and has also determined that UNIFI is the primary beneficiary of these entities, based on the terms of the supply agreement.  As a result, these entities should be consolidated with UNIFI’s financial results.  As UNIFI purchases substantially all of the output from the two entities, the two entities’ balance sheets constitute 3% or less of UNIFI’s current assets, total assets and total liabilities, and such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements.  As of June 30 2019, UNIFI’s combined investments in UNF and UNFA were $1,922 and are shown within investments in unconsolidated affiliates in the accompanying consolidated balance sheets.  The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy.  Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to either UNF or UNFA.

Condensed balance sheet and income statement information for UNIFI’s unconsolidated affiliates (including reciprocal balances) is presented in the following tables.  PAL is defined as significant and its information is separately disclosed.  PAL does not meet the criteria for segment reporting.  For UNIFI’s fiscal 2019, 2018 and 2017, PAL’s corresponding fiscal periods each consisted of 52 weeks.

	As of June 30, 2019
	PAL	Other	Total
Current assets	$299,610	$7,218	$306,828
Noncurrent assets	158,304	696	159,000
Current liabilities	70,875	4,069	74,944
Noncurrent liabilities	3,252	—	3,252
Shareholders’ equity and capital accounts	383,787	3,845	387,632

UNIFI’s portion of undistributed earnings	43,343	821	44,164

	As of June 24, 2018
	PAL	Other	Total
Current assets	$289,683	$7,598	$297,281
Noncurrent assets	162,242	875	163,117
Current liabilities	71,026	3,722	74,748
Noncurrent liabilities	3,389	—	3,389
Shareholders’ equity and capital accounts	377,510	4,751	382,261

	For the Fiscal Year Ended June 30, 2019
	PAL	Other	Total
Net sales	$836,675	$25,621	$862,296
Gross profit	24,455	4,713	29,168
Income from operations	6,575	2,988	9,563
Net income	7,534	3,093	10,627
Depreciation and amortization	40,679	190	40,869

Cash received by PAL under cotton rebate program	13,367	—	13,367
Earnings recognized by PAL for cotton rebate program	12,896	—	12,896

Distributions received	647	2,000	2,647

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

	For the Fiscal Year Ended June 24, 2018
	PAL	Other	Total
Net sales	$796,010	$24,097	$820,107
Gross profit	31,112	4,646	35,758
Income from operations	12,032	2,917	14,949
Net income	12,990	2,961	15,951
Depreciation and amortization	39,404	190	39,594

Cash received by PAL under cotton rebate program	13,797	—	13,797
Earnings recognized by PAL for cotton rebate program	13,334	—	13,334

Distributions received	9,236	3,000	12,236

	For the Fiscal Year Ended June 25, 2017
	PAL	Other	Total
Net sales	$754,285	$22,905	$777,190
Gross profit	26,275	4,877	31,152
Income from operations	10,406	3,061	13,467
Net income	7,814	2,988	10,802
Depreciation and amortization	42,801	177	42,978

Cash received by PAL under cotton rebate program	14,293	—	14,293
Earnings recognized by PAL for cotton rebate program	13,491	—	13,491

Distributions received	822	1,500	2,322

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

UK continues to own property (the “Kentec site”) acquired in the 2004 transaction with INVISTA that has contamination from DuPont’s prior operations and is monitored by DEQ.  The Kentec site has been remediated by DuPont, and DuPont has received authority from DEQ to discontinue further remediation, other than natural attenuation.  Prior to transfer of responsibility to UK, DuPont and UK had a duty to monitor and report the environmental status of the Kentec site to DEQ.

Effective April 10, 2019, UK assumed sole remediator responsibility of the Kentec site pursuant to its contractual obligations with INVISTA and received $180 of net monitoring and reporting costs due from DuPont.  In connection with monitoring, UK expects to sample and report to DEQ annually. UNIFI expects no active site remediation will be required and has no basis to determine any costs that may be associated with active remediation.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Leases

UNIFI routinely leases sales and administrative office space, warehousing and distribution centers, manufacturing space, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties.

Future minimum capital lease payments and future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of June 30, 2019 by fiscal year are:

	Capital leases	Operating leases
Fiscal 2020	$5,917	$3,164
Fiscal 2021	2,870	2,731
Fiscal 2022	2,565	1,492
Fiscal 2023	189	878
Fiscal 2024	189	755
Fiscal years thereafter	675	309
Total minimum lease payments	$12,405	$9,329
Less estimated executory costs	(644)
Less interest	(643)
Present value of net minimum capital lease payments	11,118
Less current portion of capital lease obligations	(5,519)
Long-term portion of capital lease obligations	$5,599

Rental expenses incurred under operating leases and included in operating income consist of the following:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Rental expenses	$4,915	$4,835	$4,357

Unconditional Obligations

UNIFI is a party to unconditional obligations for certain utility and other purchase or service commitments.  These commitments are non-cancelable, have remaining terms in excess of one year and qualify as normal purchases.

On a fiscal year basis, the minimum payments expected to be made as part of such commitments are as follows:

	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter
Unconditional purchase obligations	$7,831	$6,952	$6,771	$3,459	$5	$12
Unconditional service obligations	3,379	2,875	2,171	694	443	269
Total unconditional obligations	$11,210	$9,827	$8,942	$4,153	$448	$281

For fiscal 2019, 2018 and 2017, total costs incurred under these commitments consisted of the following:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Costs for unconditional purchase obligations	$23,542	$24,777	$26,984
Costs for unconditional service obligations	5,169	2,454	2,575
Total	$28,711	$27,231	$29,559

25. Related Party Transactions

There were no related party receivables as of June 30, 2019 and June 24, 2018.

Related party payables consist of the following:

	June 30, 2019	June 24, 2018
Salem Leasing Corporation (included within accounts payable)	$634	$306
Salem Leasing Corporation (capital lease obligation)	806	875
Total related party payables	$1,440	$1,181

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Related party transactions in excess of $120 for the current or prior two fiscal years consist of the matters in the table below and the following paragraphs:

		For the Fiscal Year Ended
Affiliated Entity	Transaction Type	June 30, 2019	June 24, 2018	June 25, 2017
Salem Leasing Corporation	Transportation equipment costs and capital lease debt service	$4,102	$3,979	$3,914
Salem Global Logistics, Inc.	Freight service income	—	147	128

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

Salem Global Logistics, Inc. is also a wholly owned subsidiary of Salem Holding Company. During fiscal 2018 and 2017, UNIFI earned income by providing for-hire freight services for Salem Global Logistics, Inc.

26. Business Segment Information

UNIFI defines operating segments as components of the organization for which discrete financial information is available and operating results are evaluated on a regular basis by UNIFI’s principal executive officer, who is the chief operating decision maker (the “CODM”), in order to assess performance and allocate resources. Characteristics of UNIFI which were relied upon in making the determination of reportable segments include the nature of the products sold, the internal organizational structure, the trade policies in the geographic regions in which UNIFI operates, and the information that is regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.

UNIFI has four reportable segments.

•

The operations within the Polyester Segment exhibit similar long-term economic characteristics and primarily sell into an economic trading zone covered by the North American Free Trade Agreement and the Dominican Republic—Central America Free Trade Agreement (collectively, the regions comprising these economic trading zones are referred to as “NACA”) to similar customers utilizing similar methods of distribution. These operations derive revenues primarily from polyester-based products with sales primarily to other yarn manufacturers and knitters and weavers that produce yarn and/or fabric for the apparel, hosiery, automotive, home furnishings, automotive, industrial and other end-use markets. The Polyester Segment consists of sales and manufacturing operations in the U.S. and El Salvador.

•

The operations within the Nylon Segment exhibit similar long-term economic characteristics and primarily sell into the NACA region to similar customers utilizing similar methods of distribution. These operations derive revenues primarily from nylon-based products with sales to knitters and weavers that produce fabric primarily for the apparel and hosiery markets.  The Nylon Segment includes an immaterial operating segment in Colombia that sells similar nylon-based textile products to similar customers in Colombia and Mexico utilizing similar methods of distribution.  The Nylon Segment consists of sales and manufacturing operations in the U.S. and Colombia.

•

The Brazil Segment primarily sells polyester-based products to knitters and weavers that produce fabric for the apparel, automotive, home furnishings, industrial and other end-use markets principally in South America.  The Brazil Segment includes a manufacturing location and sales offices in Brazil.

•

The operations within the Asia Segment exhibit similar long-term economic characteristics and sell to similar customers utilizing similar methods of distribution primarily in Asia and Europe, which are outside of the NACA region. The Asia Segment primarily sells polyester-based products to knitters and weavers that produce fabric for the apparel, automotive, home furnishings, automotive, industrial and other end-use markets principally in Asia.  The Asia Segment includes sales offices in China and Sri Lanka.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

In the fourth quarter of fiscal 2019, UNIFI increased from three to four reportable segments based on a change in the economic characteristics of the Asia Segment, which precludes aggregation with the Brazil Segment, based on expectations of differing annual sales growth rates and gross margins. The transition of UNIFI’s reportable segments has been applied retrospectively to fiscal 2018 and 2017.

In connection with an intercompany agreement established in fiscal 2019 and consistent with an increased focus on a global, innovative supply chain, UNIFI’s operations within the Polyester Segment granted rights to the use of certain manufacturing know-how, processes and product technical information and design (“technologies”) to UNIFI’s operations in the Asia Segment. The technologies provide benefit to the Asia Segment by supporting its production and sale of differentiated products. Accordingly, the intercompany charge related to the agreement has been included in the calculation of segment profitability for fiscal 2019 and 2018 to align with the assessments and evaluations performed by, and information provided to, the CODM, in consideration of the impacts from intersegment technologies.

Retrospective disclosure of the change in segment profitability has been applied beginning in the third quarter of fiscal 2018 such that cost of sales for the Polyester Segment includes an intersegment technologies credit, while cost of sales for the Asia Segment includes a corresponding intersegment technologies expense. Each such technologies credit or expense is recorded to the respective segment by fiscal year and fiscal quarter, following the methodology prescribed by the intercompany agreement in place. Such intersegment technologies amounts are integral to evaluating the underlying performance and trends of each segment, and such amounts eliminate in consolidation. The technologies credit (expense) reflected in the respective segments was $5,209 and $2,103 in fiscal 2019 and 2018, respectively. Per the applicable intercompany agreement, the intersegment technologies amounts were effective beginning January 1, 2018. Therefore, no intersegment technologies amounts are reflected in segment results for either the first half of fiscal 2018 or all of fiscal 2017.

In addition to UNIFI’s reportable segments, an All Other category is included in the tables below. All Other consists primarily of for-hire transportation services and Renewables (up through December 23, 2016, the date of the sale by UNIFI of its 60% equity ownership interest in Renewables). For-hire transportation services revenue is derived from performing common carrier services utilizing UNIFI’s fleet of transportation equipment. Revenue for Renewables was primarily derived from (i) facilitating the use of miscanthus grass as bio-fuel through service agreements and (ii) delivering harvested miscanthus grass to poultry producers for animal bedding.

The operations within All Other (i) are not subject to review by the CODM at a level consistent with UNIFI’s other operations, (ii) are not regularly evaluated using the same metrics applied to UNIFI’s other operations and (iii) do not qualify for aggregation with an existing reportable segment. Therefore, such operations are excluded from reportable segments.

UNIFI evaluates the operating performance of its segments based upon Segment Profit, which represents segment gross profit (loss) plus segment depreciation expense.  This measurement of segment profit or loss best aligns segment reporting with the current assessments and evaluations performed by, and information provided to, the CODM.

The accounting policies for the segments are consistent with UNIFI’s accounting policies.  Intersegment sales are omitted from segment disclosures, as they are (i) insignificant to UNIFI’s segments and eliminated from consolidated reporting and (ii) excluded from segment evaluations performed by the CODM.

Selected financial information is presented below:

	For the Fiscal Year Ended June 30, 2019
	Polyester	Nylon	Brazil	Asia	All Other	Total
Net sales	$370,770	$98,127	$102,877	$132,866	$4,164	$708,804
Cost of sales	346,951	90,231	84,298	117,166	3,850	642,496
Gross profit	23,819	7,896	18,579	15,700	314	66,308
Segment depreciation expense	16,068	2,083	1,537	—	229	19,917
Segment Profit	$39,887	$9,979	$20,116	$15,700	$543	$86,225

	For the Fiscal Year Ended June 24, 2018
	Polyester	Nylon	Brazil	Asia	All Other	Total
Net sales	$364,169	$102,639	$110,587	$97,297	$4,220	$678,912
Cost of sales	330,975	92,155	84,726	80,677	3,951	592,484
Gross profit	33,194	10,484	25,861	16,620	269	86,428
Segment depreciation expense	15,893	2,197	1,648	—	256	19,994
Segment Profit	$49,087	$12,681	$27,509	$16,620	$525	$106,422

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

	For the Fiscal Year Ended June 25, 2017
	Polyester	Nylon	Brazil	Asia	All Other	Total
Net sales	$355,740	$112,704	$109,079	$64,607	$5,140	$647,270
Cost of sales	315,655	100,633	82,463	48,624	5,731	553,106
Gross profit (loss)	40,085	12,071	26,616	15,983	(591)	94,164
Segment depreciation expense	13,921	2,125	1,119	—	638	17,803
Segment Profit	$54,006	$14,196	$27,735	$15,983	$47	$111,967

The reconciliations of segment gross profit (loss) to consolidated income before income taxes are as follows:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Polyester	$23,819	$33,194	$40,085
Nylon	7,896	10,484	12,071
Brazil	18,579	25,861	26,616
Asia	15,700	16,620	15,983
All Other	314	269	(591)
Segment gross profit	66,308	86,428	94,164
SG&A expenses	52,690	56,077	50,829
Provision (benefit) for bad debts	308	(38)	(123)
Other operating expense (income), net	2,350	1,590	(310)
Operating income	10,960	28,799	43,768
Interest income	(628)	(560)	(517)
Interest expense	5,414	4,935	3,578
Loss on extinguishment of debt	131	—	—
Loss on sale of business	—	—	1,662
Equity in earnings of unconsolidated affiliates	(3,968)	(5,787)	(4,230)
Income before income taxes	$10,011	$30,211	$43,275

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Polyester	$16,068	$15,893	$13,921
Nylon	2,083	2,197	2,125
Brazil	1,537	1,648	1,119
Asia	—	—	—
All Other	229	256	638
Segment depreciation expense	19,917	19,994	17,803
Other depreciation and amortization expense	3,086	2,591	2,565
Depreciation and amortization expense	$23,003	$22,585	$20,368

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Polyester	$17,291	$16,605	$25,442
Nylon	624	1,366	1,247
Brazil	2,574	3,063	4,540
Asia	32	36	194
Segment capital expenditures	20,521	21,070	31,423
Other capital expenditures	4,350	3,959	1,767
Capital expenditures	$24,871	$25,029	$33,190

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The reconciliations of segment total assets to consolidated total assets are as follows:

	June 30, 2019	June 24, 2018
Polyester	$287,608	$284,261
Nylon	57,055	57,378
Brazil	67,490	59,657
Asia	35,219	35,349
Segment total assets	447,372	436,645
Other current assets	10,327	30,945
Other PP&E	18,664	17,373
Other non-current assets	1,468	4,205
Investments in unconsolidated affiliates	114,320	112,639
Total assets	$592,151	$601,807

Product sales (excluding the All Other category) are as follows. Polyester product sales are calculated by aggregating the sales of the Polyester, Brazil and Asia Segments.  Nylon product sales represent sales for the Nylon Segment.

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Polyester	$606,513	$572,053	$529,426
Nylon	98,127	102,639	112,704
Total	$704,640	$674,692	$642,130

Geographic Data

Geographic information is set forth below, beginning with net sales.

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
U.S.	$426,725	$420,920	$424,490
Brazil	102,877	110,587	109,079
China	125,667	90,998	63,075
Remaining Foreign Countries	53,535	56,407	50,626
Total	$708,804	$678,912	$647,270

Export sales from UNIFI’s U.S. operations to external customers	$84,707	$94,205	$104,229

The net sales amounts are based on the operating locations from where the items were produced or distributed.

Geographic information for long-lived assets is as follows:

	June 30, 2019	June 24, 2018	June 25, 2017
U.S.	$305,483	$305,229	$304,696
Brazil	13,218	12,679	12,616
China	78	92	94
Remaining Foreign Countries	5,169	6,225	8,266
Total	$323,948	$324,225	$325,672

Long-lived assets are comprised of PP&E, net; intangible assets, net; investments in unconsolidated affiliates; and other non-current assets.

Geographic information for total assets is as follows:

	June 30, 2019	June 24, 2018	June 25, 2017
U.S.	$457,571	$455,963	$445,947
Brazil	67,490	59,657	58,598
China	30,982	32,703	20,641
Remaining Foreign Countries	36,108	53,484	46,317
Total	$592,151	$601,807	$571,503

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

27. Quarterly Results (Unaudited)

Quarterly financial data and selected highlights are as follows:

	For the Fiscal Quarter Ended
	September 30, 2018	December 30, 2018	March 31, 2019	June 30, 2019
Net sales (1)	$181,611	$167,711	$179,989	$179,493
Gross profit (2)	20,019	14,156	13,791	18,342
Net income (loss) (3)	1,812	1,171	(1,529)	1,002
Net income (loss) per common share:
Basic (4)	$0.10	$0.06	$(0.08)	$0.05
Diluted (4)	$0.10	$0.06	$(0.08)	$0.05

	For the Fiscal Quarter Ended
	September 24, 2017	December 24, 2017	March 25, 2018	June 24, 2018
Net sales	$164,242	$167,478	$165,867	$181,325
Gross profit (5)	23,292	22,676	16,556	23,904
Net income (6)	8,960	11,802	176	10,764
Net income per common share:
Basic (4)	$0.49	$0.65	$0.01	$0.59
Diluted (4)	$0.48	$0.63	$0.01	$0.58

(1)	The fiscal quarter ended September 30, 2018 is comprised of fourteen weeks.

(2)

Gross profit for the fiscal quarter ended December 30, 2018 includes the adverse impact of a raw material cost spike that could not be effectively offset with timely corresponding selling price increases.  Gross profit for the fiscal quarters ended December 30, 2018, March 31, 2019 and June 30, 2019 includes the adverse impact of significant competitive pressure caused by elevated levels of polyester textured yarn imports.

(3)	Net income for the fiscal quarter ended June 30, 2019 includes severance charges for involuntary terminations.

(4)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the fiscal quarters may not equal the total for the fiscal year.

(5)

Gross profit for the fiscal quarter ended March 25, 2018 includes the adverse impact of sustained raw material cost increases that could not be effectively offset with timely corresponding selling price increases.

(6)

Net income for the fiscal quarter ended June 24, 2018 includes the reversal of a $3,380 uncertain tax position relating to certain income applicable to fiscal 2015.  Net income for the fiscal quarter ended December 24, 2017 includes the reversal of a $3,807 valuation allowance on certain historical NOLs.

28. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Interest, net of capitalized interest of $219, $190 and $652, respectively	$5,342	$4,459	$3,282
Income taxes, net of refunds	2,623	9,962	8,123

Non-Cash Investing and Financing Activities

As of June 30, 2019, June 24, 2018 and June 25, 2017, $1,329, $3,187 and $3,234, respectively, were included in accounts payable for unpaid capital expenditures.

During fiscal 2017, UNIFI recorded reclassification and non-cash activity relating to a construction financing arrangement.