Form 10-Q
period 2019-09-29
UNIFI INC
filed 2019-11-07
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2019

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

As of October 31, 2019, there were 18,495,907 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals.  Statements expressing expectations regarding our future, or projections or estimates relating to products, sales, revenues, expenditures, costs, strategies, initiatives or earnings, are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on management’s beliefs, assumptions and expectations about our future performance, considering the information currently available to management.  The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “strive” and words of similar import, or the negative of such words, identify or signal the presence of forward-looking statements.  These statements are not statements of historical fact, and they involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition that we express or imply in any forward-looking statement.  Factors that could contribute to such differences include, but are not limited to:

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
•

other factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 or in the Company’s other periodic reports and information filed with the Securities and Exchange Commission.

All such factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control.  New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the impact of each such factor on the Company.  Any forward-looking statement speaks only as of the date on which such statement is made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, except as may be required by federal securities laws.

In light of all the above considerations, we reiterate that forward-looking statements are not guarantees of future performance, and we caution you not to rely on them as such.

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2019

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 29, 2019	June 30, 2019
ASSETS
Cash and cash equivalents	$34,118	$22,228
Receivables, net	85,598	88,884
Inventories	129,447	133,781
Income taxes receivable	3,605	4,373
Other current assets	16,440	16,356
Total current assets	269,208	265,622
Property, plant and equipment, net	205,374	206,787
Operating lease assets	8,718	—
Deferred income taxes	2,520	2,581
Investments in unconsolidated affiliates	102,601	114,320
Other non-current assets	2,619	2,841
Total assets	$591,040	$592,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$41,131	$41,796
Accrued expenses	16,162	16,849
Income taxes payable	657	569
Current operating lease liabilities	2,791	—
Current portion of long-term debt	14,738	15,519
Total current liabilities	75,479	74,733
Long-term debt	106,754	111,541
Noncurrent operating lease liabilities	6,224	—
Other long-term liabilities	6,465	6,185
Deferred income taxes	6,111	6,847
Total liabilities	201,033	199,306

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,489,842 and 18,462,296 shares issued and outstanding as of September 29, 2019 and June 30, 2019, respectively)	1,849	1,846
Capital in excess of par value	59,663	59,560
Retained earnings	378,380	374,668
Accumulated other comprehensive loss	(49,885)	(43,229)
Total shareholders’ equity	390,007	392,845
Total liabilities and shareholders’ equity	$591,040	$592,151

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended
	September 29, 2019	September 30, 2018
Net sales	$179,949	$181,611
Cost of sales	162,506	161,592
Gross profit	17,443	20,019
Selling, general and administrative expenses	10,980	14,411
Provision for bad debts	9	131
Other operating expense (income), net	108	(240)
Operating income	6,346	5,717
Interest income	(210)	(147)
Interest expense	1,257	1,467
Equity in loss (earnings) of unconsolidated affiliates	866	(239)
Income before income taxes	4,433	4,636
Provision for income taxes	721	2,824
Net income	$3,712	$1,812

Net income per common share:
Basic	$0.20	$0.10
Diluted	$0.20	$0.10

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	For the Three Months Ended
	September 29, 2019	September 30, 2018
Net income	$3,712	$1,812
Other comprehensive loss:
Foreign currency translation adjustments	(6,158)	(3,495)
Foreign currency translation adjustments for an unconsolidated affiliate	(170)	345
Changes in interest rate swaps	(328)	228
Other comprehensive loss, net	(6,656)	(2,922)
Comprehensive loss	$(2,944)	$(1,110)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	September 29, 2019	September 30, 2018
Cash and cash equivalents at beginning of period	$22,228	$44,890
Operating activities:
Net income	3,712	1,812
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in loss (earnings) of unconsolidated affiliates	866	(239)
Distributions received from unconsolidated affiliates	10,437	504
Depreciation and amortization expense	5,685	6,036
Non-cash compensation expense	187	998
Deferred income taxes	(760)	909
Other, net	(127)	(201)
Changes in assets and liabilities:
Receivables, net	1,543	(1,636)
Inventories	1,981	(15,079)
Other current assets	(486)	(857)
Income taxes	814	6,591
Accounts payable and accrued expenses	(119)	(3,835)
Other, net	89	39
Net cash provided by (used in) operating activities	23,822	(4,958)

Investing activities:
Capital expenditures	(4,585)	(6,384)
Other, net	(21)	15
Net cash used in investing activities	(4,606)	(6,369)

Financing activities:
Proceeds from ABL Revolver	23,000	34,000
Payments on ABL Revolver	(25,400)	(19,900)
Payments on ABL Term Loan	(2,500)	(2,500)
Payments on finance lease obligations	(1,608)	(1,790)
Proceeds from stock option exercises	29	244
Other	(44)	(646)
Net cash (used in) provided by financing activities	(6,523)	9,408

Effect of exchange rate changes on cash and cash equivalents	(803)	(776)
Net increase (decrease) in cash and cash equivalents	11,890	(2,695)
Cash and cash equivalents at end of period	$34,118	$42,195

See accompanying notes to condensed consolidated financial statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Background

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “UNIFI,” the “Company,” “we,” “us” or “our”), is a multi-national company that manufactures and sells innovative recycled and synthetic products made from polyester and nylon primarily to other yarn manufacturers and knitters and weavers (UNIFI’s direct customers) that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets (UNIFI’s indirect customers).  We refer to these indirect customers as “brand partners.” Polyester filament yarns include partially oriented yarn (“POY”), textured, solution and package dyed, twisted, beamed and draw wound yarns, and each is available in virgin or recycled varieties. Recycled solutions, made from both pre-consumer and post-consumer waste, include plastic bottle flake (“Flake”), polyester polymer beads (“Chip”) and staple fiber.  Nylon yarns include virgin or recycled textured, solution dyed and spandex covered yarns.

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

2.  Basis of Presentation; Condensed Notes

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information. As contemplated by the instructions of the Securities and Exchange Commission (the “SEC”) to Form 10-Q, the following notes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements.  Reference should be made to UNIFI’s year-end audited consolidated financial statements and related notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “2019 Form 10-K”).

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

The fiscal quarter for each of Unifi, Inc., its primary domestic operating subsidiaries and its subsidiary in El Salvador ended on September 29, 2019, the Sunday nearest to September 30, 2019. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal quarter ended on September 30, 2019. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ subsequent fiscal quarter end. The three-month period ended September 29, 2019 consisted of 13 weeks for the primary subsidiaries in the U.S. and Central America.  The three-month period ended September 30, 2018 consisted of 14 weeks for the primary subsidiaries in the U.S. and Central America.

3.  Recent Accounting Pronouncements

Issued and Pending Adoption

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses. The new guidance requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein, thus beginning with UNIFI’s fiscal 2021 and associated first fiscal quarter. UNIFI has not and does not expect to early adopt this standard. UNIFI does not expect this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

Recently Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new lease guidance was adopted in the first quarter of fiscal 2020, and adoption is described in more detail in Note 4, “Leases.”

Relating to the transition to ASU No. 2016-02, PAL expects to adopt the new lease guidance in its fiscal year 2021 ending on January 1, 2022. PAL is currently evaluating the impact of the new lease guidance.

In fiscal 2019, UNIFI adopted the new revenue recognition guidance prescribed by ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 5, “Revenue Recognition,” for further detail regarding adoption and additional disclosures.

Under the guidance in the SEC Staff Announcement on July 20, 2017 relating to the transition to ASU No. 2014-09, due to its status as a significant subsidiary of Unifi, Inc., PAL expects to adopt the new revenue recognition guidance in its fiscal year 2019 ending on December 28, 2019.  PAL is currently evaluating the impact of the new revenue recognition guidance.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Based on UNIFI’s review of ASUs issued since the filing of the 2019 Form 10-K, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a significant impact on UNIFI’s consolidated financial statements.

4.  Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  UNIFI adopted the new lease guidance utilizing the modified retrospective transition method, applied at the date of adoption, recording existing leases as of the effective date, July 1, 2019. Under this method, no adjustment to comparative prior periods is required and, accordingly, financial statement information and disclosures required under Topic 842 will not be provided for dates and periods prior to July 1, 2019.  UNIFI made no adjustment to the July 1, 2019 opening retained earnings balance for fiscal 2020.

UNIFI adopted the following practical expedients and elected the following accounting policies related to this standard update:

•	carry forward of historical lease classifications and accounting treatment for existing land easements;
•	not to reassess whether any expired or existing contracts are or contain leases;
•	not to reassess initial direct costs for any existing leases;
•	the use of hindsight;
•

short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less and to recognize lease payments on a straight-line basis over the lease term and variable payments in the period the obligation is incurred; and

•	the option to not separate lease and non-lease components for the transportation equipment asset class.

UNIFI routinely leases sales and administrative office space, warehousing and distribution centers, manufacturing space, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties.  The lease terms range from 1 to 15 years with various options for renewal. There are no residual value guarantees or sub-leases related to these leases.  The adoption of this standard resulted in the recognition of operating lease right-of-use assets of $9,802 and corresponding lease liabilities of $10,105 with the difference adjusting prepayments and accruals on the consolidated balance sheet as of July 1, 2019. UNIFI’s accounting for finance leases remained substantially unchanged. The standard did not materially impact operating results or liquidity. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included below.

The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities at September 29, 2019:

Classification	Balance Sheet Location	September 29, 2019
Lease Assets
Operating lease assets	Operating lease assets	$8,718
Finance lease assets	Property, plant & equipment, net	27,601
Total lease assets		$36,319

Lease Liabilities
Current operating lease liabilities	Current operating lease liabilities	$2,791
Current finance lease liabilities	Current portion of long-term debt	4,738
Total current lease liabilities		$7,529

Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	$6,224
Noncurrent finance lease liabilities	Long-term debt	5,649
Total noncurrent lease liabilities		$11,873

Total lease liabilities		$19,402

The following table sets forth the components of UNIFI’s total lease cost for the three months ended September 29, 2019:

For the Three Months Ended
Lease Cost	September 29, 2019
Operating lease cost	$853
Variable lease cost	90
Finance lease cost:
Amortization of lease assets	527
Interest on lease liabilities	100
Short-term lease cost	341
Total lease cost	$1,911

As of September 29, 2019, UNIFI was committed to commence leasing certain transportation equipment during the second quarter of fiscal 2020.  UNIFI anticipates this equipment will qualify as an estimated $5,400 in additional finance leases and will replace approximately $1,600 of existing operating lease assets under a penalty-free early termination agreement.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents supplemental information related to leases at September 29, 2019:

For the Three Months Ended
Other Information	September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$853
Financing cash flows used by finance leases	$1,608
Non-cash activities:
Leased assets obtained in exchange for new operating lease liabilities	$85
Leased assets obtained in exchange for new finance lease liabilities	$878

UNIFI calculates its operating lease liabilities and finance lease liabilities entered into after the adoption of the new lease standard based upon UNIFI’s incremental borrowing rate (the “IBR”). When determining the IBR, we consider our centralized treasury function and our current credit profile. We then make adjustments to this rate for securitization, the length of the lease term, and leases denominated in foreign currencies. Generally, the IBR for each jurisdiction is the specific risk-free rate for the respective jurisdiction incremented for UNIFI’s corporate credit risk.

The following table sets forth UNIFI's weighted average remaining lease term in years and discount rate percentage used in the calculation of its outstanding lease liabilities as of September 29, 2019:

Weighted Average Remaining Lease Term and Discount Rate	September 29, 2019
Weighted average remaining lease term (years):
Operating leases	4.1
Finance leases	3.1
Weighted average discount rate:
Operating leases	3.7%
Finance leases	3.8%

Lease Maturity Analysis

Future minimum finance lease payments and future minimum payments under non-cancelable operating leases (with initial lease terms in excess of one year) under Topic 842 as of September 29, 2019 by fiscal year were:

Maturity of Lease Liabilities	Finance Leases	Operating Leases
Fiscal 2020 (excluding the three months ended September 29, 2019)	$4,274	$2,330
Fiscal 2021	3,011	2,709
Fiscal 2022	2,706	1,679
Fiscal 2023	331	1,247
Fiscal 2024	331	1,110
Fiscal years thereafter	1,015	680
Total minimum lease payments	$11,668	$9,755
Less estimated executory costs	(626)	—
Less interest	(655)	(740)
Present value of net minimum lease payments	10,387	9,015
Less current portion of lease obligations	(4,738)	(2,791)
Long-term portion of lease obligations	$5,649	$6,224

Prior year disclosure

As reported in the 2019 Form 10-K (under the previous accounting guidance), future minimum capital lease payments and future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of June 30, 2019 by fiscal year were:

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Rental expenses incurred under the operating leases and included in operating income consist of the following:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Rental expenses	$4,915	$4,835	$4,357

5.  Revenue Recognition

The following table presents disaggregated revenues for UNIFI:

	For the Three Months Ended
	September 29, 2019	September 30, 2018
Third-party manufacturer	$178,020	$179,321
Service	1,929	2,290
Net sales	$179,949	$181,611

Third-Party Manufacturer

Third-party manufacturer revenue is primarily generated through sales to direct customers. Such sales represent satisfaction of UNIFI’s performance obligations required by the associated revenue contracts. Each of UNIFI’s reportable segments derives revenue from sales to third-party manufacturers.

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

For all variable consideration, where appropriate, UNIFI estimates the amount using the expected value method, which takes into consideration historical experience, current contractual requirements, specific known market events and forecasted customer buying and payment patterns. Overall, these reserves reflect UNIFI’s best estimates of the amount of consideration to which the customer is entitled based on the terms of the contracts.

6.  Receivables, Net

Receivables, net consists of the following:

	September 29, 2019	June 30, 2019
Customer receivables	$85,693	$89,495
Allowance for uncollectible accounts	(2,205)	(2,338)
Reserves for quality claims	(1,011)	(961)
Net customer receivables	82,477	86,196
Other receivables	3,121	2,688
Total receivables, net	$85,598	$88,884

There have been no material changes in UNIFI’s allowance for uncollectible accounts or reserves for yarn quality claims since June 30, 2019.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.  Inventories

Inventories consists of the following:

	September 29, 2019	June 30, 2019
Raw materials	$50,228	$55,531
Supplies	9,107	9,020
Work in process	8,412	8,510
Finished goods	63,880	63,111
Gross inventories	131,627	136,172
Inventory reserves	(2,180)	(2,391)
Total inventories	$129,447	$133,781

8.  Other Current Assets

Other current assets consists of the following:

	September 29, 2019	June 30, 2019
Contract assets	$6,975	$7,794
Vendor deposits	4,832	4,187
Value-added taxes receivable	3,051	2,519
Prepaid expenses	1,582	1,856
Total other current assets	$16,440	$16,356

Vendor deposits primarily relates to down payments made toward the purchase of inventory. Value-added taxes receivable relates to recoverable taxes associated with the sales and purchase activities of UNIFI’s foreign operations. Prepaid expenses consists of advance payments for routine operating expenses.

9.  Property, Plant and Equipment, Net

Property, plant and equipment (“PP&E”), net consists of the following:

	September 29, 2019	June 30, 2019
Land	$3,100	$3,138
Land improvements	15,511	15,249
Buildings and improvements	160,581	161,566
Assets under finance leases	27,601	31,897
Machinery and equipment	610,057	603,950
Computers, software and office equipment	22,429	23,011
Transportation equipment	5,838	5,809
Construction in progress	6,550	6,483
Gross PP&E	851,667	851,103
Less: accumulated depreciation	(639,679)	(636,135)
Less: accumulated amortization – finance leases	(6,614)	(8,181)
Total PP&E, net	$205,374	$206,787

Depreciation expense and repair and maintenance expenses were as follows:

	For the Three Months Ended
	September 29, 2019	September 30, 2018
Depreciation expense	$5,410	$5,663
Repair and maintenance expenses	4,474	5,860

10.  Accrued Expenses

Accrued expenses consists of the following:

	September 29, 2019	June 30, 2019
Payroll and fringe benefits	$7,185	$9,775
Severance	1,702	2,058
Other	7,275	5,016
Total accrued expenses	$16,162	$16,849

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11.  Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	September 29, 2019	September 29, 2019	June 30, 2019
ABL Revolver	December 2023	3.5%	$17,000	$19,400
ABL Term Loan (1)	December 2023	3.5%	95,000	97,500
Finance lease obligations	(2)	3.6%	10,387	11,118
Total debt			122,387	128,018
Current ABL Term Loan			(10,000)	(10,000)
Current portion of finance lease obligations			(4,738)	(5,519)
Unamortized debt issuance costs			(895)	(958)
Total long-term debt			$106,754	$111,541

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for finance lease obligations range from December 2019 to November 2027.

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

The 2018 Amendment made the following changes to the Credit Agreement, among others: (i) extended the maturity date from March 26, 2020 to December 18, 2023 and (ii) decreased the Applicable Margin (as defined in the Credit Agreement) pricing structure for Base Rate Loans (as defined in the Credit Agreement) and LIBOR Rate Loans (as defined in the Credit Agreement) by 25 basis points.  In addition, in connection with the 2018 Amendment, the principal amount of the ABL Term Loan was reset from $80,000 to $100,000.  Net proceeds from this ABL Term Loan reset were used to pay down the amount outstanding on the ABL Revolver.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2020, the following four fiscal years and thereafter:

	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter
ABL Revolver	$—	$—	$—	$—	$17,000	$—
ABL Term Loan	7,500	10,000	10,000	10,000	57,500	—
Finance lease obligations	3,978	2,738	2,536	214	222	699
Total	$11,478	$12,738	$12,536	$10,214	$74,722	$699

12.  Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	September 29, 2019	June 30, 2019
Supplemental post-employment plan	$2,711	$2,695
Uncertain tax positions	1,084	1,043
Interest rate swaps	975	647
Other	1,695	1,800
Total other long-term liabilities	$6,465	$6,185

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13.  Income Taxes

The provision for income taxes and effective tax rate were as follows:

	For the Three Months Ended
	September 29, 2019	September 30, 2018
Provision for income taxes	$721	$2,824
Effective tax rate	16.3%	60.9%

Income Tax Expense

UNIFI’s provision for income taxes for the three months ended September 29, 2019 and September 30, 2018 was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to year-to-date income.  Tax effects of significant and unusual, or infrequently occurring, items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

The effective tax rate for the three months ended September 29, 2019 was lower than the U.S. federal statutory rate primarily due to the use of foreign tax credits generated in both current and prior tax years.  These benefits were partially offset by earnings taxed at higher rates in foreign jurisdictions, U.S. tax on Global Intangible Low-Tax Income (“GILTI”), and foreign withholding taxes.

The effective tax rate for the three months ended September 30, 2018 was higher than the U.S. federal statutory rate primarily due to earnings taxed at higher rates in foreign jurisdictions, losses in tax jurisdictions for which no tax benefit could be recognized, the effects of the GILTI provisions, and non-deductible executive compensation.

UNIFI regularly assesses the outcomes of both completed and ongoing examinations to ensure that its provision for income taxes is sufficient. Certain returns that remain open to examination have utilized carryforward tax attributes generated in prior tax years, including net operating losses, which could potentially be revised upon examination.

14.  Shareholders’ Equity

Shareholders’ equity for the three months ended September 29, 2019 was as follows:

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2019	18,462	$1,846	$59,560	$374,668	$(43,229)	$392,845
Options exercised	10	1	28	—	—	29
Conversion of restricted stock units	18	2	(2)	—	—	—
Stock-based compensation	—	—	121	—	—	121
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	—	—	(44)	—	—	(44)
Other comprehensive loss, net of tax	—	—	—	—	(6,656)	(6,656)
Net income	—	—	—	3,712	—	3,712
Balance at September 29, 2019	18,490	$1,849	$59,663	$378,380	$(49,885)	$390,007

Shareholders’ equity for the three months ended September 30, 2018 was as follows:

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 24, 2018	18,353	$1,835	$56,726	$371,753	$(40,533)	$389,781
Options exercised	16	2	242	—	—	244
Conversion of restricted stock units	14	1	(1)	—	—	—
Stock-based compensation	1	—	872	—	—	872
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(4)	—	(133)	—	—	(133)
Other comprehensive loss, net of tax	—	—	—	—	(2,922)	(2,922)
Adoption of the new revenue recognition guidance	—	—	—	459	—	459
Net income	—	—	—	1,812	—	1,812
Balance at September 30, 2018	18,380	$1,838	$57,706	$374,024	$(43,455)	$390,113

No dividends were paid during the three months ended September 29, 2019 or in the two most recently completed fiscal years.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Share Repurchase Program

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

On October 31, 2018, UNIFI announced that the Board had terminated the 2014 SRP and approved a new share repurchase program (the “2018 SRP”) under which UNIFI is authorized to acquire up to $50,000 of its common stock. Under the 2018 SRP, purchases will be made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date.

UNIFI made no repurchases of its shares of common stock during the three months ended September 29, 2019. As of September 29, 2019, $50,000 remained available for repurchase under the 2018 SRP.

15.  Stock-Based Compensation

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

The 2013 Plan expired in accordance with its terms on October 24, 2018, and the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan (the “Amended 2013 Plan”) became effective on that same day, upon approval by shareholders at UNIFI’s annual meeting of shareholders held on October 31, 2018.  The Amended 2013 Plan increased the number of shares available for future issuance pursuant to awards granted under the Amended 2013 Plan to 1,250 (subject to certain increases in the event outstanding awards issued under the Amended 2013 Plan terminate unexercised) and removed provisions no longer applicable due to the recent changes to Section 162(m) of the Internal Revenue Code of 1986, as amended. The material terms and provisions of the Amended 2013 Plan are otherwise similar to those of the 2013 Plan.  No additional awards can be granted under the 2013 Plan; however, prior awards outstanding under the 2013 Plan remain subject to that plan’s provisions.

The following table provides information as of September 29, 2019 with respect to the number of securities remaining available for future issuance under the Amended 2013 Plan:

Authorized under the Amended 2013 Plan	1,250
Plus: Awards expired, forfeited or otherwise terminated unexercised	153
Less: Awards granted to employees	(308)
Less: Awards granted to non-employee directors	(89)
Available for issuance under the Amended 2013 Plan	1,006

During the three months ended September 29, 2019 and September 30, 2018, UNIFI granted stock options to purchase 15 and 0 shares of common stock, respectively.

During the three months ended September 29, 2019 and September 30, 2018, UNIFI granted 28 and 0 restricted stock units, respectively.

16.  Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

UNIFI may use derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates.  UNIFI does not enter into derivative contracts for speculative purposes.

The following table presents details regarding UNIFI’s hedging activities:

	For the Three Months Ended
	September 29, 2019	September 30, 2018
Interest expense	$1,257	$1,467
Decrease (increase) in fair value of interest rate swaps	328	(228)
Impact of interest rate swaps on interest expense	(63)	(34)

For the three months ended September 29, 2019 and September 30, 2018, there were no significant changes to UNIFI’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

17.  Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 30, 2019	$(42,729)	$(500)	$(43,229)
Other comprehensive loss	(6,328)	(328)	(6,656)
Balance at September 29, 2019	$(49,057)	$(828)	$(49,885)

A summary of the after-tax effects of the components of other comprehensive loss, net for the three-month periods ended September 29, 2019 and September 30, 2018 is included in the accompanying condensed consolidated statements of comprehensive loss.

18.  Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended
	September 29, 2019	September 30, 2018
Net income	$3,712	$1,812
Basic weighted average shares	18,481	18,368
Net potential common share equivalents	245	335
Diluted weighted average shares	18,726	18,703
Excluded from diluted weighted average shares:
Anti-dilutive common share equivalents	340	116

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

19.  Investments in Unconsolidated Affiliates and Variable Interest Entities

UNIFI currently maintains investments in three entities classified as unconsolidated affiliates: PAL; U.N.F. Industries, Ltd. (“UNF”); and UNF America LLC (“UNFA”). As of September 29, 2019, UNIFI’s investment in PAL was $100,616 and UNIFI’s combined investments in UNF and UNFA were $1,985, each of which is reflected within investments in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.

Parkdale America, LLC

PAL is a limited liability company treated as a partnership for income tax reporting purposes.  UNIFI accounts for its investment in PAL using the equity method of accounting.  PAL is subject to price risk related to anticipated fixed-price yarn sales.  To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices. The derivative instruments used are listed and traded on an exchange and are valued using quoted prices classified within Level 1 of the fair value hierarchy.  As of September 29, 2019, PAL had no futures contracts designated as cash flow hedges.

The reconciliation between UNIFI’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of September 29, 2019	$118,707
Initial excess capital contributions	53,363
Impairment charge recorded by UNIFI in fiscal 2007	(74,106)
Anti-trust lawsuit against PAL in which UNIFI did not participate	2,652
Investment as of September 29, 2019	$100,616

U.N.F. Industries, Ltd.

Raw material and production services for UNF are provided by Nilit Ltd. under separate supply and services agreements.  UNF’s fiscal year end is December 31, and it is a registered Israeli private company located in Migdal Ha-Emek, Israel.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

UNF America LLC

Raw material and production services for UNFA are provided by Nilit America Inc. under separate supply and services agreements.  UNFA’s fiscal year end is December 31, and it is a limited liability company treated as a partnership for income tax reporting purposes located in Ridgeway, Virginia.

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The supply agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates.  As of September 29, 2019, UNIFI’s open purchase orders related to this supply agreement were $3,143.

UNIFI’s raw material purchases under this supply agreement consist of the following:

	For the Three Months Ended
	September 29, 2019	September 30, 2018
UNF	$495	$486
UNFA	4,448	5,530
Total	$4,943	$6,016

As of September 29, 2019 and June 30, 2019, UNIFI had combined accounts payable due to UNF and UNFA of $1,708 and $1,728, respectively.

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

	As of September 29, 2019			As of June 30, 2019
	PAL	Other	Total	PAL	Other	Total
Current assets	$268,804	$6,311	$275,115	$299,610	$7,218	$306,828
Noncurrent assets	159,813	648	160,461	158,304	696	159,000
Current liabilities	76,280	2,991	79,271	70,875	4,069	74,944
Noncurrent liabilities	3,201	—	3,201	3,252	—	3,252
Shareholders’ equity and capital accounts	349,136	3,968	353,104	383,787	3,845	387,632

UNIFI’s portion of undistributed earnings	31,732	995	32,727	43,343	821	44,164

	For the Three Months Ended September 29, 2019			For the Three Months Ended September 30, 2018
	PAL	Other	Total	PAL	Other	Total
Net sales	$199,167	$4,661	$203,828	$210,502	$5,765	$216,267
Gross profit	1,071	541	1,612	4,508	954	5,462
(Loss) income from operations	(3,275)	112	(3,163)	632	513	1,145
Net (loss) income	(3,455)	124	(3,331)	(49)	526	477
Depreciation and amortization	10,631	47	10,678	10,474	48	10,522

Cash received by PAL under cotton rebate program	3,693	—	3,693	2,318	—	2,318
Earnings recognized by PAL for cotton rebate program	3,588	—	3,588	3,214	—	3,214

Distributions received	10,437	—	10,437	4	500	504

20.  Commitments and Contingencies

Collective Bargaining Agreements

While employees of UNIFI’s Brazilian operations are unionized, none of the labor force employed by UNIFI’s domestic or other foreign subsidiaries is currently covered by a collective bargaining agreement.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

21.  Related Party Transactions

For details regarding the nature of certain related party relationships, see Note 25, “Related Party Transactions,” to the consolidated financial statements in the 2019 Form 10-K.

There were no related party receivables as of September 29, 2019 or June 30, 2019.

Related party payables consists of the following:

	September 29, 2019	June 30, 2019
Salem Leasing Corporation (included within accounts payable)	$351	$634
Salem Leasing Corporation (operating lease obligations)	3,625	—
Salem Leasing Corporation (finance lease obligations)	1,663	806
Total related party payables	$5,639	$1,440

Related party transactions in excess of $120 include:

		For the Three Months Ended
Affiliated Entity	Transaction Type	September 29, 2019	September 30, 2018
Salem Leasing Corporation	Transportation equipment costs and finance lease debt service	$1,008	$1,021

22.  Business Segment Information

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

UNIFI’s operating segments are aggregated into four reportable segments (the Polyester Segment, the Nylon Segment, the Brazil Segment and the Asia Segment) based on similarities between the operating segments’ economic characteristics, nature of products sold, type of customer, methods of distribution and regulatory environment.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Selected financial information is presented below:

	For the Three Months Ended September 29, 2019
	Polyester	Nylon	Brazil	Asia	All Other	Total
Net sales	$88,695	$20,202	$24,172	$45,957	$923	$179,949
Cost of sales	80,900	19,024	20,013	41,675	894	162,506
Gross profit	7,795	1,178	4,159	4,282	29	17,443
Segment depreciation expense	4,041	491	375	—	39	4,946
Segment Profit	$11,836	$1,669	$4,534	$4,282	$68	$22,389

	For the Three Months Ended September 30, 2018
	Polyester	Nylon	Brazil	Asia	All Other	Total
Net sales	$100,131	$27,949	$26,913	$25,440	$1,178	$181,611
Cost of sales	92,330	25,805	20,495	21,908	1,054	161,592
Gross profit	7,801	2,144	6,418	3,532	124	20,019
Segment depreciation expense	4,252	561	359	—	75	5,247
Segment Profit	$12,053	$2,705	$6,777	$3,532	$199	$25,266

The reconciliations of segment gross profit to consolidated income before income taxes are as follows:

	For the Three Months Ended
	September 29, 2019	September 30, 2018
Polyester	$7,795	$7,801
Nylon	1,178	2,144
Brazil	4,159	6,418
Asia	4,282	3,532
All Other	29	124
Segment gross profit	17,443	20,019
Selling, general and administrative expenses	10,980	14,411
Provision for bad debts	9	131
Other operating expense (income), net	108	(240)
Operating income	6,346	5,717
Interest income	(210)	(147)
Interest expense	1,257	1,467
Equity in loss (earnings) of unconsolidated affiliates	866	(239)
Income before income taxes	$4,433	$4,636

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The reconciliations of segment total assets to consolidated total assets are as follows:

	September 29, 2019	June 30, 2019
Polyester	$294,163	$287,608
Nylon	54,947	57,055
Brazil	65,598	67,490
Asia	40,599	35,219
Segment total assets	455,307	447,372
Other current assets	8,857	10,327
Other PP&E	19,278	18,664
Other non-current operating lease assets	3,366	—
Other non-current assets	1,631	1,468
Investments in unconsolidated affiliates	102,601	114,320
Total assets	$591,040	$592,151

23.  Supplemental Cash Flow Information

Cash payments (refunds) for interest and taxes consist of the following:

	For the Three Months Ended
	September 29, 2019	September 30, 2018
Interest, net of capitalized interest of $31 and $59, respectively	$1,290	$1,627
Income tax payments (refunds), net	1,275	(4,204)

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds.  Cash refunds of taxes shown above consist primarily of refunds received in the U.S.

Non-Cash Investing and Financing Activities

As of September 29, 2019 and June 30, 2019, $847 and $1,329, respectively, were included in accounts payable for unpaid capital expenditures. As of September 30, 2018 and June 24, 2018, $1,607 and $3,187, respectively, were included in accounts payable for unpaid capital expenditures.

Non-cash investing and financing activities related to leases have been disclosed in Note 4, “Leases.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended September 29, 2019, while a reference to the “prior period” refers to the three-month period ended September 30, 2018.  Such references may be accompanied by certain phrases for added clarity. The current period and the prior period consisted of 13 weeks and 14 weeks, respectively.

Our discussions in this Item 2 focus on our results during, or as of, the three months ended September 29, 2019 and September 30, 2018, and, to the extent applicable, any material changes from the information discussed in the 2019 Form 10-K or other important intervening developments or information.  These discussions should be read in conjunction with the 2019 Form 10-K for more detailed and background information about our business, operations and financial condition.

All amounts, except per share amounts, are presented in thousands (000s), except as otherwise noted.

Overview and Significant General Matters

UNIFI’s business focuses on delivering products and solutions to customers and brand partners throughout the world, leveraging our internal manufacturing capabilities and an enhanced global supply chain that delivers a diverse range of synthetic and recycled fibers and polymers. This strategic and synergistic focus includes three supporting pillars: (1) engaging in strategic relationships with like-minded entities, (2) growing our existing portfolio of technologies and capabilities and (3) expanding our supply chain to best serve our direct and indirect customers. We refer to this three-pillared strategy as our “Partner, Innovate and Build” strategy. UNIFI remains committed to this strategy, which it believes will increase profitability and generate improved cash flows from operations.

UNIFI has four reportable segments for its operations – the Polyester Segment, the Nylon Segment, the Brazil Segment and the Asia Segment – as well as certain ancillary operations that include for-hire transportation services, which comprise an All Other category. The ancillary operations classified within All Other are insignificant for all periods presented; therefore, UNIFI’s discussion and analysis of those activities is generally limited to their impact on consolidated results, where appropriate. In discussion of its operating results in this report, UNIFI refers to its operations in the “NACA” region, which is the region comprised of the trade zones covered by NAFTA and CAFTA-DR.

Significant general matters for the current period include the following, each of which is addressed in more detail below:

•	net sales for the current period decreased $1,662, or 0.9%, to $179,949, compared to $181,611 for the prior period;
•

revenues from PVA products for the current period grew approximately 26% compared to the prior period and represented 54% of consolidated net sales for the current period compared to 43% for the prior period;

•	gross margin was 9.7% for the current period, compared to 11.0% for the prior period;
•	operating income was $6,346 for the current period, compared to $5,717 for the prior period; and
•	diluted EPS was $0.20 for the current period, compared to $0.10 for the prior period.

During the current period, (i) UNIFI’s NACA operations faced suppressed demand for certain yarns and (ii) UNIFI’s operations in Brazil experienced a weaker gross margin as market price declines (in connection with declining raw material costs) outpaced inventory turnover.

However, UNIFI achieved favorable operating results and overall improvement compared to the prior period, despite one less sales week in the NACA region.  The improvement was primarily attributable to (i) a declining raw material cost environment that benefited our NACA operations and (ii) lower selling, general and administrative expenses (“SG&A”) resulting from cost reduction efforts that began in the second half of fiscal 2019.

Additionally, UNIFI’s operating cash flows and net debt (debt principal less cash and cash equivalents) improved significantly during the current period as a result of better working capital management and $10,437 of distributions from PAL.

UNIFI remains committed to pursuing relief from the competitive pressures that have resulted from the elevated levels of low-cost and subsidized polyester textured yarn entering the U.S. market from countries such as China and India. In connection with the anti-dumping and countervailing duties petitions we filed in October 2018, the preliminary duties imposed by the U.S. Department of Commerce during calendar 2019 have the potential to significantly improve UNIFI’s market share and competitive position against such imported yarns. Such an improvement could lead to better fixed cost leverage and higher gross margins for our NACA operations. While final determinations are expected at the end of calendar 2019, the positive announcements from the U.S. Department of Commerce earlier in calendar 2019 are critical steps in UNIFI’s efforts to better compete against imported yarns that have flooded the U.S. market in recent years.

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
•

Adjusted EBITDA, which represents EBITDA adjusted to exclude equity in loss of PAL, and, from time to time, certain other adjustments necessary to understand and compare the underlying results of UNIFI;

•	Adjusted Working Capital, which equals receivables plus inventories and other current assets, less accounts payable and accrued expenses; and
•	Net Debt, which represents debt principal less cash and cash equivalents.

EBITDA, Adjusted EBITDA, Adjusted Working Capital and Net Debt (collectively, the “non-GAAP financial measures”) are not determined in accordance with GAAP and should not be considered a substitute for performance measures determined in accordance with GAAP. The calculations of the non-GAAP financial measures are subjective, based on management’s belief as to which items should be included or excluded in order to provide the most reasonable and comparable view of the underlying operating performance of the business. We may, from time to time, modify the amounts used to determine our non-GAAP financial measures. When applicable, management’s discussion and analysis includes specific consideration for items that comprise the reconciliations of its non-GAAP financial measures.

We believe that these non-GAAP financial measures better reflect UNIFI’s underlying operations and performance and that their use, as operating performance measures, provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets, among otherwise comparable companies.

Management uses Adjusted EBITDA (i) as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of (a) items directly related to our asset base (primarily depreciation and amortization) and (b) items that we would not expect to occur as a part of our normal business on a regular basis; (ii) for planning purposes, including the preparation of our annual operating budget; (iii) as a valuation measure for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; and (iv) as one measure in determining the value of other acquisitions and dispositions. Adjusted EBITDA is a key performance metric utilized in the determination of variable compensation. We also believe Adjusted EBITDA is an appropriate supplemental measure of debt service capacity, because it serves as a high-level proxy for cash generated from operations and is relevant to our Fixed Charge Coverage Ratio (as defined in the Credit Agreement). Equity in loss of PAL is excluded from Adjusted EBITDA because such results do not reflect our operating performance.

Management uses Adjusted Working Capital as an indicator of UNIFI’s production efficiency and ability to manage inventories and receivables.

Management uses Net Debt as a liquidity and leverage metric to determine how much debt would remain if all cash and cash equivalents were used to pay down debt principal.

Review of Results of Operations

Three Months Ended September 29, 2019 Compared to Three Months Ended September 30, 2018

Consolidated Overview

The components of Net income, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts, are as follows:

	For the Three Months Ended
	September 29, 2019		September 30, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$179,949	100.0	$181,611	100.0	(0.9)
Cost of sales	162,506	90.3	161,592	89.0	0.6
Gross profit	17,443	9.7	20,019	11.0	(12.9)
SG&A	10,980	6.1	14,411	7.9	(23.8)
Provision for bad debts	9	—	131	0.1	(93.1)
Other operating expense (income), net	108	0.1	(240)	(0.1)	(145.0)
Operating income	6,346	3.5	5,717	3.1	11.0
Interest expense, net	1,047	0.6	1,320	0.7	(20.7)
Equity in loss (earnings) of unconsolidated affiliates	866	0.4	(239)	(0.2)	nm
Income before income taxes	4,433	2.5	4,636	2.6	(4.4)
Provision for income taxes	721	0.4	2,824	1.6	(74.5)
Net income	$3,712	2.1	$1,812	1.0	104.9

nm – Not meaningful

Net Sales

Consolidated net sales for the current period decreased by $1,662, or 0.9%, as compared to the prior period primarily due to one less week of sales in the current period for our NACA operations, partially offset by the sales growth of PVA products.

Consolidated sales volumes increased 16.1%, primarily attributable to continued sales growth of REPREVE®-branded products, primarily Chip and staple fiber in the Asia Segment, partially offset by (i) one less week of sales in the current period for our NACA operations and (ii) softer yarn sales in the Polyester and Nylon Segments. Sales in the Asia Segment continued to expand as our REPREVE® portfolio resonates with our brand partners that are focused on sustainable solutions. Soft Polyester Segment sales resulted from lower demand in certain market segments. Comparatively, lower Nylon Segment sales primarily reflect the loss of a customer program to overseas production during the fourth quarter of fiscal 2019.

We believe the softness in the domestic polyester environment and competition from imports continue to be challenges for the textile supply chain and we have recently taken action in the form of trade petitions to help alleviate such competitive pressures. Our Nylon Segment results also reflect the current global trend of declining demand for nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices decreased 17.0%, primarily attributable to (i) significant growth of Chip and staple fiber in the Asia Segment, which have lower average sales prices, (ii) a decline in higher-priced nylon product sales and (iii) sales price declines associated with polyester raw material cost changes.

PVA products at the end of the current period comprised 54% of consolidated net sales, up from 47% for fiscal 2019 and from 43% at the end of the prior period. Even with the relative growth in the proportion of PVA sales as a percentage of overall sales, our customers may choose between various PVA products, some of which carry higher margins than others.  Accordingly, growth in PVA sales does not necessarily translate into higher margins or increased profitability on a consolidated basis.

Unfavorable foreign currency translation is primarily associated with the weakening of the Brazilian Real (“BRL”) and the Chinese Renminbi (“RMB”) against the U.S. Dollar (“USD”).

Gross Profit

Gross profit for the current period decreased by $2,576, or 12.9%, as compared to the prior period.

For the Asia Segment, gross profit increased as net sales increased but was partially offset by (i) a greater mix of lower-priced product sales and (ii) unfavorable foreign currency translation effects as the RMB weakened against the USD during the current period. For the Brazil Segment, gross profit decreased primarily due to (a) market price declines (in connection with declining raw material costs) outpacing inventory turnover, (b) lower sales volumes and (c) unfavorable foreign currency translation effects as the BRL weakened against the USD during the current period.

For the Polyester Segment, gross profit remained flat as the effects of (i) lower fixed cost absorption driven by lower textured yarn sales in connection with soft demand in certain market segments, and (ii) one less shipping week in the current period were offset by (a) an improved conversion margin in connection with declining raw material costs during the current period and (b) comparatively higher technologies expense charged to the Asia Segment. For the Nylon Segment, gross profit decreased primarily due to a less favorable sales mix and weaker fixed cost absorption, due in part to the loss of a customer program to overseas production during the fourth quarter of fiscal 2019.

SG&A

The changes in SG&A were as follows:

SG&A for the prior period	$14,411
Decrease in compensation expenses	(1,663)
Other net decreases	(927)
Impact of an additional week in fiscal 2019	(841)
SG&A for the current period	$10,980

SG&A decreased from the prior period to the current period primarily as a result of significantly lower compensation expenses in connection with fewer executive officers in the current period as compared to the prior period and cost reduction efforts taken during the fourth quarter of fiscal 2019.

Provision for Bad Debts

There was no significant activity reflected in the current period or the prior period for bad debts.

Other Operating Expense (Income), Net

Other operating expense (income), net primarily reflects severance expenses recorded in the current period and foreign currency transaction gains recorded in both the current period and the prior period.

Interest Expense, Net

The components of consolidated interest expense, net were as follows:

	For the Three Months Ended
	September 29, 2019	September 30, 2018
Interest and fees on the ABL Facility	$1,112	$1,246
Other interest	113	193
Subtotal of interest on debt obligations	1,225	1,439
Other components of interest expense	32	28
Total interest expense	1,257	1,467
Interest income	(210)	(147)
Interest expense, net	$1,047	$1,320

Interest expense, net decreased from the prior period to the current period, primarily as a result of lower debt principal and lower market interest rates on our variable-rate debt.

Equity in Loss (Earnings) of Unconsolidated Affiliates

The components of equity in loss (earnings) of unconsolidated affiliates were as follows:

	For the Three Months Ended
	September 29, 2019	September 30, 2018
Loss from PAL	$1,175	$17
Earnings from nylon joint ventures	(309)	(256)
Total equity in loss (earnings) of unconsolidated affiliates	$866	$(239)

As a percentage of consolidated income before income taxes	(19.5)%	5.2%

The performance decline for unconsolidated affiliates was primarily attributable to lower operating leverage and, particularly for PAL, comparably higher costs.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Three Months Ended
	September 29, 2019	September 30, 2018
Provision for income taxes	$721	$2,824
Effective tax rate	16.3%	60.9%

The effective tax rate is subject to variation due to numerous factors, including variability in the amount of pre-tax and taxable income, the mix of income by jurisdiction, changes in deferred tax valuation allowances, and changes in statutes, regulations and case law.  Additionally, the impacts of discrete and other rate impacting items is greater when pre-tax income is lower.

The decrease in the effective tax rate from the prior period to the current period was primarily attributable to (i) the utilization of foreign tax credits, (ii) a decrease in U.S. tax on GILTI and (iii) a smaller impact from losses in tax jurisdictions for which no benefit could be recognized.

Net Income

Net income for the current period was $3,712, or $0.20 per share, compared to $1,812, or $0.10 per share, for the prior period.  The increase was primarily attributable to lower SG&A and a more favorable effective tax rate, partially offset by lower gross profit and weaker results from PAL.

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net income to EBITDA and Adjusted EBITDA were as follows:

	For the Three Months Ended
	September 29, 2019	September 30, 2018
Net income	$3,712	$1,812
Interest expense, net	1,047	1,320
Provision for income taxes	721	2,824
Depreciation and amortization expense (1)	5,622	5,948
EBITDA	11,102	11,904

Equity in loss of PAL	1,175	17
EBITDA excluding PAL	12,277	11,921

Other adjustments (2)	—	—
Adjusted EBITDA	$12,277	$11,921
(1)

Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. Within the accompanying condensed consolidated statements of cash flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.

(2)	For the periods presented, there were no other adjustments necessary to reconcile Net income to Adjusted EBITDA. However, such adjustments may be presented in future periods when applicable.

Adjusted EBITDA increased from the prior period to the current period, primarily as a result of lower SG&A, partially offset by lower gross profit.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current period.  As noted in the 2019 Form 10-K, segment gross profit includes the effect of certain technology-related expenses charged by the Polyester Segment to the Asia Segment. Such amounts are recorded as a benefit to cost of sales for the Polyester Segment and a charge to cost of sales for the Asia Segment, thereby impacting gross profit for each segment. Fiscal 2019 segment results have been revised to reflect comparability for this change.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Polyester Segment, were as follows:

	For the Three Months Ended
	September 29, 2019		September 30, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$88,695	100.0	$100,131	100.0	(11.4)
Cost of sales	80,900	91.2	92,330	92.2	(12.4)
Gross profit	7,795	8.8	7,801	7.8	(0.1)
Depreciation expense	4,041	4.5	4,252	4.2	(5.0)
Segment Profit	$11,836	13.3	$12,053	12.0	(1.8)

Segment net sales as a percentage of consolidated amounts	49.3%		55.1%
Segment Profit as a percentage of consolidated amounts	52.9%		47.7%

The change in net sales for the Polyester Segment was as follows:

Net sales for the prior period	$100,131
Decrease due to an additional week of sales in fiscal 2019	(6,868)
Net change in average selling price and sales mix	(2,350)
Decrease in underlying sales volumes	(2,218)
Net sales for the current period	$88,695

The decrease in net sales for the Polyester Segment from the prior period to the current period was primarily attributable to an additional week of sales in the prior period and lower volumes of higher-priced textured yarn products.

The change in Segment Profit for the Polyester Segment was as follows:

Segment Profit for the prior period	$12,053
Net decrease in underlying margins	(294)
Decrease due to an additional week of sales in fiscal 2019	(288)
Decrease in underlying sales volumes	(280)
Increase in technologies expense charged to Asia Segment	645
Segment Profit for the current period	$11,836

The decrease in Segment Profit for the Polyester Segment from the prior period to the current period was primarily attributable to weaker fixed cost absorption resulting from lower textured yarn volumes, partially offset by (i) a net improvement for the conversion margin in connection with the current period’s declining raw material cost environment and (ii) the incremental technologies expense charged to the Asia Segment in connection with its higher sales volumes.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Nylon Segment were as follows:

	For the Three Months Ended
	September 29, 2019		September 30, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$20,202	100.0	$27,949	100.0	(27.7)
Cost of sales	19,024	94.2	25,805	92.3	(26.3)
Gross profit	1,178	5.8	2,144	7.7	(45.1)
Depreciation expense	491	2.5	561	2.0	(12.5)
Segment Profit	$1,669	8.3	$2,705	9.7	(38.3)

Segment net sales as a percentage of consolidated amounts	11.2%		15.4%
Segment Profit as a percentage of consolidated amounts	7.5%		10.7%

The change in net sales for the Nylon Segment was as follows:

Net sales for the prior period	$27,949
Decrease in underlying sales volumes	(6,491)
Decrease due to an additional week of sales in fiscal 2019	(2,114)
Net change in average selling price and sales mix	858
Net sales for the current period	$20,202

The decrease in net sales for the Nylon Segment from the prior period to the current period was primarily attributable to (i) continued demand declines in certain nylon product categories, (ii) a significant customer shifting a portion of its supply chain to overseas production during the fourth quarter of fiscal 2019 and (iii) an additional week of sales in the prior period for our NACA operations.

The change in Segment Profit for the Nylon Segment was as follows:

Segment Profit for the prior period	$2,705
Decrease in underlying sales volumes	(630)
Net decrease in underlying margins	(209)
Decrease due to an additional week of sales in fiscal 2019	(197)
Segment Profit for the current period	$1,669

The decrease in Segment Profit for the Nylon Segment from the prior period to the current period was primarily attributable to a less profitable sales mix and weaker fixed cost absorption due to lower sales volumes, corresponding to the net sales analysis above.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Brazil Segment were as follows:

	For the Three Months Ended
	September 29, 2019		September 30, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$24,172	100.0	$26,913	100.0	(10.2)
Cost of sales	20,013	82.8	20,495	76.2	(2.4)
Gross profit	4,159	17.2	6,418	23.8	(35.2)
Depreciation expense	375	1.6	359	1.4	4.5
Segment Profit	$4,534	18.8	$6,777	25.2	(33.1)

Segment net sales as a percentage of consolidated amounts	13.4%		14.8%
Segment Profit as a percentage of consolidated amounts	20.3%		26.8%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior period	$26,913
Decrease in average selling price	(1,602)
Decrease in sales volumes	(973)
Unfavorable foreign currency translation effects	(166)
Net sales for the current period	$24,172

The decrease in net sales for the Brazil Segment from the prior period to the current period was primarily attributable to lower selling prices and sales volumes due to increased competition and declining raw material costs.

The BRL weighted average exchange rate was 3.98 BRL/USD and 3.96 BRL/USD for the current period and the prior period, respectively.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior period	$6,777
Decrease in underlying margins	(1,960)
Decrease in sales volumes	(245)
Unfavorable foreign currency translation effects	(38)
Segment Profit for the current period	$4,534

The decrease in Segment Profit for the Brazil Segment from the prior period to the current period was primarily attributable to competitive pricing pressures during a declining raw material cost environment. For the Brazil Segment, declining raw material costs place immediate downward market pressure on selling prices and, since the Brazil Segment’s supply chain is generally longer, average inventory costs decline slower than selling prices. Additionally, the Brazil Segment accelerated certain raw material purchases in the fourth quarter of fiscal 2019, which exacerbated the above impact.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Asia Segment were as follows:

	For the Three Months Ended
	September 29, 2019		September 30, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$45,957	100.0	$25,440	100.0	80.6
Cost of sales	41,675	90.7	21,908	86.1	90.2
Gross profit	4,282	9.3	3,532	13.9	21.2
Depreciation expense	—	—	—	—	—
Segment Profit	$4,282	9.3	$3,532	13.9	21.2

Segment net sales as a percentage of consolidated amounts	25.5%		14.0%
Segment Profit as a percentage of consolidated amounts	19.1%		14.0%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior period	$25,440
Increase in sales volumes of Chip and staple fiber	16,169
Increase in sales volumes of certain other PVA products	6,891
Change in average selling price and sales mix	(1,698)
Unfavorable foreign currency translation effects	(845)
Net sales for the current period	$45,957

The increase in net sales for the Asia Segment from the prior period to the current period was primarily attributable to higher sales volumes of REPREVE®-branded products, primarily Chip and staple fiber.

The RMB weighted average exchange rate was 7.02 RMB/USD and 6.81 RMB/USD for the current period and the prior period, respectively.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior period	$3,532
Increase in sales volumes	2,344
Decrease in underlying margins	(798)
Increase in technologies expense charged by Polyester Segment	(645)
Unfavorable foreign currency translation effects	(151)
Segment Profit for the current period	$4,282

The increase in Segment Profit for the Asia Segment from the prior period to the current period was primarily attributable to the increase in sales volumes described in the net sales analysis above.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service and share repurchases.  UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver of its credit facility.  For the current period, cash generated from operations was $23,822, and, at September 29, 2019, excess availability under the ABL Revolver was $62,765.

As of September 29, 2019, all of UNIFI’s $122,387 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed. The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital and total debt obligations as of September 29, 2019 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$9	$34,109	$34,118
Borrowings available under financing arrangements	62,765	—	62,765
Liquidity	$62,774	$34,109	$96,883

Working capital	$94,249	$99,480	$193,729
Total debt obligations	$122,387	$—	$122,387

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

The 2018 Amendment made the following changes to the Credit Agreement, among others: (i) extended the maturity date from March 26, 2020 to December 18, 2023 and (ii) decreased the Applicable Margin pricing structure for Base Rate Loans and LIBOR Rate Loans by 25 basis points.  In addition, in connection with the 2018 Amendment, the principal amount of the ABL Term Loan was reset from $80,000 to $100,000.  Net proceeds from this ABL Term Loan reset were used to pay down the amount outstanding on the ABL Revolver.

UNIFI currently utilizes variable-rate borrowings under the ABL Facility that are made with reference to USD LIBOR Rate Loans for and is party to London Interbank Offer Rate (“LIBOR”)-based interest rate swaps. Management recognizes the potential challenges posed by the previously announced termination of LIBOR. The 2018 Amendment includes fallback language to allow for a conversion of LIBOR Rate Loans to Base Rate Loans or a mutually agreed upon alternative rate of interest, such as the Secured Overnight Financing Rate. Management will continue to monitor the potential termination of LIBOR and the potential impact on UNIFI’s operations. However, management does not expect (i) significant efforts are necessary to accommodate a termination of LIBOR or (ii) a significant impact to UNIFI’s operations upon a termination of LIBOR.

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

If excess availability under the ABL Revolver falls below the defined Trigger Level (as defined in the Credit Agreement), a financial covenant requiring the Loan Parties to maintain a Fixed Charge Coverage Ratio on a quarterly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of September 29, 2019 was $24,375. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on share repurchases and the payment of dividends. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

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

As of September 29, 2019, UNIFI was in compliance with all financial covenants in the Credit Agreement and the excess availability under the ABL Revolver was $62,765.  At September 29, 2019, the Fixed Charge Coverage Ratio was 1.90 to 1.00 and UNIFI had $200 of standby letters of credit, none of which had been drawn upon. Management maintains the capability to quickly and easily improve the Fixed Charge Coverage Ratio utilizing existing cash and cash equivalents.

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

Summary of Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	September 29, 2019	September 29, 2019	June 30, 2019
ABL Revolver	December 2023	3.5%	$17,000	$19,400
ABL Term Loan (1)	December 2023	3.5%	95,000	97,500
Finance lease obligations	(2)	3.6%	10,387	11,118
Total debt			122,387	128,018
Current ABL Term Loan			(10,000)	(10,000)
Current portion of finance lease obligations			(4,738)	(5,519)
Unamortized debt issuance costs			(895)	(958)
Total long-term debt			$106,754	$111,541

(1)     Includes the effects of interest rate swaps.

(2)     Scheduled maturity dates for finance lease obligations range from December 2019 to November 2027.

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2020, the following four fiscal years and thereafter:

	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter
ABL Revolver	$—	$—	$—	$—	$17,000	$—
ABL Term Loan	7,500	10,000	10,000	10,000	57,500	—
Finance lease obligations	3,978	2,738	2,536	214	222	699
Total	$11,478	$12,738	$12,536	$10,214	$74,722	$699

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	September 29, 2019	June 30, 2019
Long-term debt	$106,754	$111,541
Current portion of long-term debt	14,738	15,519
Unamortized debt issuance costs	895	958
Debt principal	122,387	128,018
Cash and cash equivalents	(34,118)	(22,228)
Net Debt	$88,269	$105,790

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measures)

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	September 29, 2019	June 30, 2019
Cash and cash equivalents	$34,118	$22,228
Receivables, net	85,598	88,884
Inventories	129,447	133,781
Income taxes receivable	3,605	4,373
Other current assets	16,440	16,356
Accounts payable	(41,131)	(41,796)
Accrued expenses	(16,162)	(16,849)
Other current liabilities	(18,186)	(16,088)
Working capital	$193,729	$190,889

Less: Cash and cash equivalents	(34,118)	(22,228)
Less: Income taxes receivable	(3,605)	(4,373)
Less: Other current liabilities	18,186	16,088
Adjusted Working Capital	$174,192	$180,376

Working capital increased from $190,889 as of June 30, 2019 to $193,729 as of September 29, 2019, while Adjusted Working Capital decreased from $180,376 to $174,192.

The increase in cash and cash equivalents was driven by the operating cash flows generated by our foreign operations. The decrease in receivables, net was primarily attributable to an improvement in days’ sales outstanding due to a greater mix of sales generated from our Asia Segment, where days’ sales outstanding were lower than the Company average. The decrease in inventories was primarily attributable to the decline in raw material costs during the current period. The changes in income tax receivable, other current assets, accounts payable and accrued expenses were insignificant. The increase in other current liabilities primarily reflects adding operating lease liabilities in the current period in connection with the adoption of the new lease guidance.

Capital Projects

During the current period, UNIFI invested $4,585 in capital projects, primarily relating to (i) further improvements in production capabilities and technology enhancements in the Americas and (ii) routine annual maintenance capital expenditures. Maintenance capital expenditures are necessary to support UNIFI’s current operations, capacities and capabilities and exclude expenses relating to repairs and costs that do not extend an asset’s useful life.

Through the remainder of fiscal 2020, UNIFI expects to invest an additional $20,415 in capital projects (for an aggregate fiscal 2020 estimate of $25,000), which includes (i) making further improvements in production capabilities and technology enhancements in the Americas, including the purchase and installation of new eAFK Evo texturing machines, and (ii) routine annual maintenance capital expenditures to allow continued efficient production.

The total amount ultimately invested for fiscal 2020 could be more or less than the currently estimated amount depending on the timing and scale of contemplated initiatives, and is expected to be funded by a combination of cash flows from operations and borrowings under the ABL Revolver.  UNIFI expects the recent capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

As a result of our continued focus on REPREVE® and other PVA products, we may incur additional capital expenditures for projects beyond the currently estimated amount, as we pursue new, currently unanticipated opportunities in order to expand our manufacturing capabilities for these products, for other strategic growth initiatives or to further streamline our manufacturing processes, in which case we may be required to increase the amount of our working capital and long-term borrowings. If our strategy is successful, we would expect higher gross profit as a result of the combination of higher sales volumes and an improved mix from higher-margin products.

Share Repurchase Program

On October 31, 2018, the Board approved the 2018 SRP under which UNIFI is authorized to acquire up to $50,000 of its common stock. Under the 2018 SRP, purchases will be made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date.

As of September 29, 2019, $50,000 remains available for repurchase under the 2018 SRP.

Liquidity Summary

UNIFI has met its historical liquidity requirements for working capital, capital expenditures, debt service requirements and other operating needs from its cash flows from operations and available borrowings.  UNIFI believes that its existing cash balances, cash provided by operating activities, and borrowings available under the ABL Revolver will enable UNIFI to comply with the terms of its indebtedness and to meet its foreseeable liquidity requirements.  Domestically, UNIFI’s existing cash balances, cash provided by operating activities, and borrowings available under the ABL Revolver continue to be sufficient to fund UNIFI’s domestic operating activities as well as cash commitments for its investing and financing activities.  For its existing foreign operations, UNIFI expects its existing cash balances and cash provided by operating activities will provide the needed liquidity to fund its foreign operating activities and any foreign investing activities, such as future capital expenditures. However, expansion of our foreign operations may require cash sourced from our domestic subsidiaries.

Cash Provided by (Used in) Operating Activities

The significant components of net cash provided by (used in) operating activities are summarized below. UNIFI analyzes net cash provided by (used in) operating activities utilizing the major components of the statements of cash flows prepared under the indirect method.

	For the Three Months Ended
	September 29, 2019	September 30, 2018
Net income	$3,712	$1,812
Equity in loss (earnings) of unconsolidated affiliates	866	(239)
Depreciation and amortization expense	5,685	6,036
Non-cash compensation expense	187	998
Deferred income taxes	(760)	909
Subtotal	9,690	9,516

Distributions received from unconsolidated affiliates	10,437	504
Change in inventories	1,981	(15,079)
Other changes in assets and liabilities	1,714	101
Net cash provided by (used in) operating activities	$23,822	$(4,958)

The increase in net cash provided by (used in) operating activities from the prior period was primarily due to (i) $10,437 of distributions received from PAL in the current period and (ii) improved management of receivables and inventories.

Cash Used in Investing Activities and Financing Activities

UNIFI utilized $4,606 for investing activities and utilized $6,523 for financing activities during the current period.

Investing activities include $4,585 for capital expenditures, which primarily relate to ongoing maintenance capital expenditures along with production capabilities and technology enhancements in the Americas.

Significant financing activities include net payments against the ABL Facility primarily to retire ABL Revolver debt upon receiving $10,437 in distributions from PAL.

Contractual Obligations

UNIFI has incurred various financial obligations and commitments in its normal course of business.  Financial obligations are considered to represent known future cash payments that UNIFI is required to make under existing contractual arrangements, such as debt and lease agreements.

There have been no material changes in the scheduled maturities of UNIFI’s contractual obligations as disclosed in the table under the heading “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2019 Form 10-K.

Off-Balance Sheet Arrangements

UNIFI is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on UNIFI’s financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The SEC has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimate from quarter to quarter could materially impact the presentation of the financial statements.  UNIFI’s critical accounting policies are discussed in the 2019 Form 10-K.  There were no material changes to these policies during the current period.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities.  As of September 29, 2019, UNIFI had borrowings under its ABL Revolver and ABL Term Loan that totaled $112,000 and contain variable rates of interest; however, UNIFI hedges a significant portion of such interest rate variability using interest rate swaps.  After considering the variable rate debt obligations that have been hedged and UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point increase in LIBOR as of September 29, 2019 would result in an increase in annual interest expense of less than $300.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies.  Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange rate risk.  UNIFI may enter into foreign currency forward contracts to hedge this exposure.  UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of September 29, 2019, UNIFI had no outstanding foreign currency forward contracts.

A significant portion of raw materials purchased by UNIFI’s Brazilian subsidiary are denominated in USDs, requiring UNIFI to regularly exchange BRL. A significant portion of sales and asset balances for our Asian subsidiaries are denominated in USDs. During recent fiscal years, UNIFI was negatively impacted by a devaluation of the BRL.  Also, the RMB experienced fluctuations in value at times during fiscal 2020 and 2019, which generated foreign currency translation losses in certain fiscal quarters. Discussion and analysis surrounding the impact of the devaluation of the BRL and fluctuations in the value of the RMB on UNIFI’s results of operations are included above in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of September 29, 2019, UNIFI’s foreign subsidiaries, whose functional currency is other than the USD, held approximately 18.1% of UNIFI’s consolidated total assets. UNIFI does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of September 29, 2019, $29,625, or 86.8%, of UNIFI’s cash and cash equivalents was held outside the U.S., of which $16,202 was held in USD, $988 was held in RMB and $12,009 was held in BRL. Approximately $4,300 of USD were held inside the U.S. by a foreign subsidiary.

Raw Material and Commodity Risks

A significant portion of UNIFI’s raw material and energy costs are derived from petroleum-based chemicals.  The prices for petroleum and petroleum-related products and energy costs are volatile and dependent on global supply and demand dynamics, including certain geo-political risks.  A sudden rise in the price of petroleum and petroleum-based products could have a material impact on UNIFI’s profitability.  UNIFI does not use financial instruments to hedge its exposure to changes in these costs.  The costs of the primary raw materials that UNIFI uses throughout all of its operations are generally based on USD pricing, and such materials are purchased at market or at fixed prices that are established with individual vendors as part of the purchasing process for quantities expected to be consumed in the ordinary course of business.  UNIFI manages fluctuations in the cost of raw materials primarily by making corresponding adjustments to the prices charged to its customers.  Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of raw materials in the prior fiscal quarter.  Pricing adjustments for other customers must be negotiated independently.  UNIFI attempts to pass on to its customers increases in raw material costs but due to market pressures, this is not always possible. When price increases can be implemented, there is typically a time lag that adversely affects UNIFI and its margins during one or more quarters.  In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one to two fiscal quarters of the raw material price increase for its index priced customers and within two fiscal quarters of the raw material price increase for its non-index priced customers.

During the first quarter of fiscal 2020, UNIFI experienced a favorable, declining raw material cost environment, in contrast to a generally elevated raw material cost environment in fiscal 2019 and 2018. However, our raw material costs remain subject to the volatility described above and, should raw material costs spike unexpectedly, UNIFI’s results of operations and cash flows are likely to be adversely impacted.

Other Risks

UNIFI is also exposed to political risk, including changing laws and regulations governing international trade, such as quotas, tariffs and tax laws.  The degree of impact and the frequency of these events cannot be predicted.

Item 4.	Controls and Procedures

As of September 29, 2019, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended September 29, 2019 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

3.3

Declaration of Amendment to the Amended and Restated By-laws of Unifi, Inc. effective April 30, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed May 1, 2019 (File No. 001-10542)).

10.1*

Employment Agreement by and between Unifi, Inc. and Craig A. Creaturo, effective as of August 28, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 3, 2019 (File No. 001-10542)).

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

101+

The following financial information (unaudited) from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019, filed November 7, 2019, formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: November 7, 2019	By:	/s/ CRAIG A. CREATURO
Craig A. Creaturo
Executive Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)