Form 10-Q
period 2019-12-29
UNIFI INC
filed 2020-02-06
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2019

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

As of February 3, 2020, there were 18,505,446 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 29, 2019

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	December 29, 2019	June 30, 2019
ASSETS
Cash and cash equivalents	$37,210	$22,228
Receivables, net	78,132	88,884
Inventories	133,893	133,781
Income taxes receivable	4,595	4,373
Other current assets	18,311	16,356
Total current assets	272,141	265,622
Property, plant and equipment, net	209,250	206,787
Operating lease assets	6,606	—
Deferred income taxes	2,529	2,581
Investments in unconsolidated affiliates	102,261	114,320
Other non-current assets	2,420	2,841
Total assets	$595,207	$592,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$36,055	$41,796
Accrued expenses	15,801	16,849
Income taxes payable	571	569
Current operating lease liabilities	1,734	—
Current portion of long-term debt	14,760	15,519
Total current liabilities	68,921	74,733
Long-term debt	113,738	111,541
Non-current operating lease liabilities	4,980	—
Other long-term liabilities	6,122	6,185
Deferred income taxes	5,967	6,847
Total liabilities	199,728	199,306

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,505,446 and 18,462,296 shares issued and outstanding as of December 29, 2019 and June 30, 2019, respectively)	1,851	1,846
Capital in excess of par value	61,187	59,560
Retained earnings	378,789	374,668
Accumulated other comprehensive loss	(46,348)	(43,229)
Total shareholders’ equity	395,479	392,845
Total liabilities and shareholders’ equity	$595,207	$592,151

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Net sales	$169,511	$167,711	$349,460	$349,322
Cost of sales	153,846	153,555	316,352	315,147
Gross profit	15,665	14,156	33,108	34,175
Selling, general and administrative expenses	12,508	14,822	23,488	29,233
(Benefit) provision for bad debts	(258)	32	(249)	163
Other operating expense (income), net	854	99	962	(141)
Operating income (loss)	2,561	(797)	8,907	4,920
Interest income	(212)	(152)	(422)	(299)
Interest expense	1,101	1,355	2,358	2,822
Loss on extinguishment of debt	—	131	—	131
Equity in loss (earnings) of unconsolidated affiliates	756	(1,014)	1,622	(1,253)
Income (loss) before income taxes	916	(1,117)	5,349	3,519
Provision (benefit) for income taxes	507	(2,288)	1,228	536
Net income	$409	$1,171	$4,121	$2,983

Net income per common share:
Basic	$0.02	$0.06	$0.22	$0.16
Diluted	$0.02	$0.06	$0.22	$0.16

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Net income	$409	$1,171	$4,121	$2,983
Other comprehensive income (loss):
Foreign currency translation adjustments	2,942	1,986	(3,216)	(1,509)
Foreign currency translation adjustments for an unconsolidated affiliate	306	(303)	136	42
Changes in interest rate swaps, net of tax of $0, $219, $0 and $219, respectively	289	(953)	(39)	(725)
Other comprehensive income (loss), net	3,537	730	(3,119)	(2,192)
Comprehensive income	$3,946	$1,901	$1,002	$791

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	December 29, 2019	December 30, 2018
Cash and cash equivalents at beginning of period	$22,228	$44,890
Operating activities:
Net income	4,121	2,983
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in loss (earnings) of unconsolidated affiliates	1,622	(1,253)
Distributions received from unconsolidated affiliates	10,437	630
Depreciation and amortization expense	11,610	11,652
Non-cash compensation expense	1,837	3,039
Deferred income taxes	(878)	(332)
Other, net	(64)	(269)
Changes in assets and liabilities:
Receivables, net	9,873	6,504
Inventories	(1,330)	(17,139)
Other current assets	(2,159)	(3,163)
Income taxes	(249)	1,088
Accounts payable and accrued expenses	(6,298)	(8,263)
Other, net	113	548
Net cash provided by (used in) operating activities	28,635	(3,975)

Investing activities:
Capital expenditures	(8,335)	(12,342)
Other, net	60	(20)
Net cash used in investing activities	(8,275)	(12,362)

Financing activities:
Proceeds from ABL Revolver	41,100	53,500
Payments on ABL Revolver	(38,000)	(65,100)
Proceeds from ABL Term Loan	—	20,000
Payments on ABL Term Loan	(5,000)	(5,000)
Payments on finance lease obligations	(3,085)	(3,583)
Proceeds from stock option exercises	29	244
Payments of debt financing fees	—	(665)
Other	(99)	(690)
Net cash used in financing activities	(5,055)	(1,294)

Effect of exchange rate changes on cash and cash equivalents	(323)	(606)
Net increase (decrease) in cash and cash equivalents	14,982	(18,237)
Cash and cash equivalents at end of period	$37,210	$26,653

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

The fiscal quarter for each of Unifi, Inc., its primary domestic operating subsidiaries and its subsidiary in El Salvador ended on December 29, 2019, the Sunday nearest to December 31, 2019. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal quarter ended on December 31, 2019. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ subsequent fiscal quarter end. The three-month periods ended December 29, 2019 and December 30, 2018 consisted of 13 weeks.  For the primary subsidiaries in the U.S. and Central America, the six-month period ended December 29, 2019 consisted of 26 weeks and the six-month period ended December 30, 2018 consisted of 27 weeks.

3.  Recent Accounting Pronouncements

Issued and Pending Adoption

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses. The new guidance requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will begin to use forward-looking information to better inform their credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein, thus beginning with UNIFI’s fiscal 2021 and associated first fiscal quarter. UNIFI has not and does not expect to early adopt this standard. UNIFI does not expect this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

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

Under the guidance in the SEC Staff Announcement on July 20, 2017 relating to the transition to ASU No. 2014-09, due to its status as a significant subsidiary of Unifi, Inc., PAL adopted the new revenue recognition guidance as of December 28, 2019, with no material impact on its consolidated financial position, results of operations or cash flows in connection with the adoption.

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

UNIFI routinely leases sales and administrative office space, warehousing and distribution centers, manufacturing space, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties.  The lease terms range from 1 to 15 years with various options for renewal. There are no residual value guarantees, restrictions, covenants or sub-leases related to these leases.  Variable lease payments are determined as the amounts included in the lease payment that are based on the change in index or usage.  The adoption of this standard resulted in the recognition of operating lease right-of-use assets of $9,802 and corresponding lease liabilities of $10,105 with the difference adjusting prepayments and accruals on the consolidated balance sheet as of July 1, 2019. UNIFI’s accounting for finance leases remained substantially unchanged. The standard did not materially impact operating results or liquidity. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included below.

The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities at December 29, 2019:

Classification	Balance Sheet Location	December 29, 2019
Lease Assets
Operating lease assets	Operating lease assets	$6,606
Finance lease assets	Property, plant & equipment, net	25,733
Total lease assets		$32,339

Lease Liabilities
Current operating lease liabilities	Current operating lease liabilities	$1,734
Current finance lease liabilities	Current portion of long-term debt	4,760
Total current lease liabilities		$6,494

Non-current operating lease liabilities	Non-current operating lease liabilities	$4,980
Non-current finance lease liabilities	Long-term debt	9,572
Total non-current lease liabilities		$14,552

Total lease liabilities		$21,046

The following table sets forth the components of UNIFI’s total lease cost for the three months and six months ended December 29, 2019:

	For the Three	For the Six
	Months Ended	Months Ended
Lease Cost	December 29, 2019	December 29, 2019
Operating lease cost	$741	$1,594
Variable lease cost	107	197
Finance lease cost:
Amortization of lease assets	678	1,205
Interest on lease liabilities	101	201
Short-term lease cost	206	547
Total lease cost	$1,833	$3,744

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents supplemental information related to leases at December 29, 2019:

For the Six
Months Ended
Other Information	December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$1,594
Financing cash flows used by finance leases	$3,085
Non-cash activities:
Leased assets obtained in exchange for new operating lease liabilities	$85
Leased assets obtained in exchange for new finance lease liabilities	$6,301

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

The following table sets forth UNIFI's weighted average remaining lease term in years and discount rate percentage used in the calculation of its outstanding lease liabilities as of December 29, 2019:

Weighted Average Remaining Lease Term and Discount Rate	December 29, 2019
Weighted average remaining lease term (years):
Operating leases	4.5
Finance leases	4.3
Weighted average discount rate (percentage):
Operating leases	3.9%
Finance leases	3.6%

Lease Maturity Analysis

Future minimum finance lease payments and future minimum payments under non-cancelable operating leases with initial lease terms in excess of one year under Topic 842 as of December 29, 2019 by fiscal year were:

Maturity of Lease Liabilities	Finance Leases	Operating Leases
Fiscal 2020	$3,226	$1,016
Fiscal 2021	3,989	1,870
Fiscal 2022	3,684	1,418
Fiscal 2023	1,260	1,252
Fiscal 2024	1,307	1,115
Fiscal years thereafter	2,625	688
Total minimum lease payments	$16,091	$7,359
Less estimated executory costs	(607)	—
Less imputed interest	(1,152)	(645)
Present value of net minimum lease payments	14,332	6,714
Less current portion of lease obligations	(4,760)	(1,734)
Long-term portion of lease obligations	$9,572	$4,980

Prior Year Disclosure

As reported in the 2019 Form 10-K under the previous accounting guidance, future minimum capital lease payments and future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year as of June 30, 2019 by fiscal year were:

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Rental expenses incurred under the operating leases and included in operating income consist of the following:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Rental expenses	$4,915	$4,835	$4,357

5.  Revenue Recognition

The following table presents disaggregated revenues for UNIFI:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Third-party manufacturer	$167,537	$165,338	$345,557	$344,659
Service	1,974	2,373	3,903	4,663
Net sales	$169,511	$167,711	$349,460	$349,322

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

6.  Receivables, Net

Receivables, net consists of the following:

	December 29, 2019	June 30, 2019
Customer receivables	$78,786	$89,495
Allowance for uncollectible accounts	(1,965)	(2,338)
Reserves for quality claims	(1,161)	(961)
Net customer receivables	75,660	86,196
Other receivables	2,472	2,688
Total receivables, net	$78,132	$88,884

There have been no material changes in UNIFI’s allowance for uncollectible accounts or reserves for yarn quality claims since June 30, 2019.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.  Inventories

Inventories consists of the following:

	December 29, 2019	June 30, 2019
Raw materials	$53,448	$55,531
Supplies	9,550	9,020
Work in process	7,358	8,510
Finished goods	66,001	63,111
Gross inventories	136,357	136,172
Inventory reserves	(2,464)	(2,391)
Total inventories	$133,893	$133,781

8.  Other Current Assets

Other current assets consists of the following:

	December 29, 2019	June 30, 2019
Contract assets	$8,505	$7,794
Vendor deposits	3,573	4,187
Value-added taxes receivable	3,735	2,519
Prepaid expenses	2,498	1,856
Total other current assets	$18,311	$16,356

9.  Property, Plant and Equipment, Net

Property, plant and equipment (“PP&E”), net consists of the following:

	December 29, 2019	June 30, 2019
Land	$3,273	$3,138
Land improvements	15,511	15,249
Buildings and improvements	161,388	161,566
Assets under finance leases	33,025	31,897
Machinery and equipment	607,166	603,950
Computers, software and office equipment	22,602	23,011
Transportation equipment	5,927	5,809
Construction in progress	4,560	6,483
Gross PP&E	853,452	851,103
Less: accumulated depreciation	(636,910)	(636,135)
Less: accumulated amortization – finance leases	(7,292)	(8,181)
Total PP&E, net	$209,250	$206,787

Depreciation expense and repair and maintenance expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Depreciation expense	$5,649	$5,261	$11,059	$10,924
Repair and maintenance expenses	4,848	4,987	9,322	10,847

10.  Accrued Expenses

Accrued expenses consists of the following:

	December 29, 2019	June 30, 2019
Payroll and fringe benefits	$8,044	$9,775
Deferred revenue	3,518	516
Severance	1,015	2,058
Other	3,224	4,500
Total accrued expenses	$15,801	$16,849

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11.  Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	December 29, 2019	December 29, 2019	June 30, 2019
ABL Revolver	December 2023	3.0%	$22,500	$19,400
ABL Term Loan (1)	December 2023	3.1%	92,500	97,500
Finance lease obligations	(2)	3.6%	14,332	11,118
Total debt			129,332	128,018
Current ABL Term Loan			(10,000)	(10,000)
Current portion of finance lease obligations			(4,760)	(5,519)
Unamortized debt issuance costs			(834)	(958)
Total long-term debt			$113,738	$111,541

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for finance lease obligations range from March 2020 to November 2027.

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2020, the following four fiscal years and thereafter:

	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter
ABL Revolver	$—	$—	$—	$—	$22,500	$—
ABL Term Loan	5,000	10,000	10,000	10,000	57,500	—
Finance lease obligations	2,951	3,563	3,388	1,046	1,130	2,254
Total	$7,951	$13,563	$13,388	$11,046	$81,130	$2,254

12.  Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	December 29, 2019	June 30, 2019
Supplemental post-employment plan	$2,769	$2,695
Uncertain tax positions	1,083	1,043
Interest rate swaps	685	647
Other	1,585	1,800
Total other long-term liabilities	$6,122	$6,185

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13.  Income Taxes

The provision for income taxes and effective tax rate were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Provision (benefit) for income taxes	$507	$(2,288)	$1,228	$536
Effective tax rate	55.3%	204.8%	23.0%	15.2%

Income Tax Expense

UNIFI’s provision for income taxes for the six months ended December 29, 2019 and December 30, 2018 was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to year-to-date income.  Tax effects of significant and unusual, or infrequently occurring, items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

The effective tax rate for the three months ended December 29, 2019 was higher than the U.S. federal statutory rate primarily due to U.S. tax on Global Intangible Low-Tax Income (“GILTI”), losses in tax jurisdictions for which no tax benefit could be recognized, foreign withholding taxes, and lower-than-expected income before income taxes. These rate impacts were partially offset by the use of foreign tax credits generated in both current and prior tax years. The effective tax rate for the six months ended December 29, 2019 was higher than the U.S. federal statutory rate primarily due to U.S. tax on GILTI, losses in tax jurisdictions for which no tax benefit could be recognized, and foreign withholding taxes. These rate impacts were partially offset by the use of foreign tax credits generated in both current and prior tax years.

The effective tax rate for the three months ended December 30, 2018 was higher than the U.S. federal statutory rate primarily due to the benefits of tax credits related to prior years, which exceed the loss before income taxes.  These benefits were partially offset by earnings taxed at higher rates in foreign jurisdictions, losses in tax jurisdictions for which no tax benefit could be recognized, U.S. tax on GILTI, and non-deductible executive compensation. The effective tax rate for the six months ended December 30, 2018 was lower than the U.S. federal statutory rate primarily due to the benefits of tax credits related to prior years.  These benefits were partially offset by earnings taxed at higher rates in foreign jurisdictions, losses in tax jurisdictions for which no tax benefit could be recognized, U.S. tax on GILTI, and non-deductible executive compensation.

UNIFI regularly assesses the outcomes of both completed and ongoing examinations to ensure that its provision for income taxes is sufficient. Certain returns that remain open to examination have utilized carryforward tax attributes generated in prior tax years, including net operating losses, which could potentially be revised upon examination.

14.  Shareholders’ Equity

Shareholders’ equity for the three months ended December 29, 2019 was as follows:

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 29, 2019	18,490	$1,849	$59,663	$378,380	$(49,885)	$390,007
Options exercised	—	—	—	—	—	—
Conversion of restricted stock units	16	2	(2)	—	—	—
Stock-based compensation	4	1	1,581	—	—	1,582
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(5)	(1)	(55)	—	—	(56)
Other comprehensive income, net of tax	—	—	—	—	3,537	3,537
Net income	—	—	—	409	—	409
Balance at December 29, 2019	18,505	$1,851	$61,187	$378,789	$(46,348)	$395,479

Shareholders’ equity for the six months ended December 29, 2019 was as follows:

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2019	18,462	$1,846	$59,560	$374,668	$(43,229)	$392,845
Options exercised	10	1	28	—	—	29
Conversion of restricted stock units	34	4	(4)	—	—	—
Stock-based compensation	4	1	1,702	—	—	1,703
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(5)	(1)	(99)	—	—	(100)
Other comprehensive loss, net of tax	—	—	—	—	(3,119)	(3,119)
Net income	—	—	—	4,121	—	4,121
Balance at December 29, 2019	18,505	$1,851	$61,187	$378,789	$(46,348)	$395,479

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Shareholders’ equity for the three months ended December 30, 2018 was as follows:

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

Shareholders’ equity for the six months ended December 30, 2018 was as follows:

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

No dividends were paid during the six months ended December 29, 2019 or in the two most recently completed fiscal years.

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

UNIFI made no repurchases of its shares of common stock during the six months ended December 29, 2019. As of December 29, 2019, $50,000 remained available for repurchase under the 2018 SRP.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15.  Stock-Based Compensation

On October 23, 2013, UNIFI’s shareholders approved the Unifi, Inc. 2013 Incentive Compensation Plan (the “2013 Plan”). The 2013 Plan replaced the 2008 Unifi, Inc. Long-Term Incentive Plan (the “2008 LTIP”).

The 2013 Plan expired in accordance with its terms on October 24, 2018, and the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan (the “Amended 2013 Plan”) became effective on that same day, upon approval by shareholders at UNIFI’s annual meeting of shareholders held on October 31, 2018.  The Amended 2013 Plan increased the number of shares available for future issuance pursuant to awards granted under the Amended 2013 Plan to 1,250 (subject to certain increases in the event outstanding awards issued under the Amended 2013 Plan terminate unexercised) and removed provisions no longer applicable due to the recent changes to Section 162(m) of the Internal Revenue Code of 1986, as amended. The material terms and provisions of the Amended 2013 Plan are otherwise similar to those of the 2013 Plan.  No additional awards can be granted under the 2013 Plan or the 2008 LTIP; however, awards outstanding remain subject to each plan’s respective provisions.

The following table provides information as of December 29, 2019 with respect to the number of securities remaining available for future issuance under the Amended 2013 Plan:

Authorized under the Amended 2013 Plan	1,250
Plus: Awards expired, forfeited or otherwise terminated unexercised	153
Less: Awards granted to employees	(425)
Less: Awards granted to non-employee directors	(117)
Available for issuance under the Amended 2013 Plan	861

Stock-based compensation granted or issued was as follows:

	For the Six Months Ended
	December 29, 2019	December 30, 2018
Stock options	83	188
Restricted stock units	77	69
Vested share units	24	47
Common stock	4	1

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

The following table presents details regarding UNIFI’s hedging activities:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Interest expense	$1,101	$1,355	$2,358	$2,822
(Increase) decrease in fair value of interest rate swaps	(289)	1,173	39	944
Impact of interest rate swaps on interest expense	15	(71)	(48)	(106)

For the six months ended December 29, 2019 and December 30, 2018, there were no significant changes to UNIFI’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

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

17.  Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 30, 2019	$(42,729)	$(500)	$(43,229)
Other comprehensive loss	(3,080)	(39)	(3,119)
Balance at December 29, 2019	$(45,809)	$(539)	$(46,348)

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

A summary of the after-tax effects of the components of other comprehensive loss, net for the three-month and six-month periods ended December 29, 2019 and December 30, 2018 is included in the accompanying condensed consolidated statements of comprehensive loss.

18.  Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Net income	$409	$1,171	$4,121	$2,983
Basic weighted average shares	18,499	18,382	18,490	18,374
Net potential common share equivalents	273	323	255	327
Diluted weighted average shares	18,772	18,705	18,745	18,701
Excluded from diluted weighted average shares:
Anti-dilutive common share equivalents	362	498	373	500

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

19.  Investments in Unconsolidated Affiliates and Variable Interest Entities

UNIFI currently maintains investments in three entities classified as unconsolidated affiliates: PAL; U.N.F. Industries, Ltd. (“UNF”); and UNF America LLC (“UNFA”). As of December 29, 2019, UNIFI’s investment in PAL was $100,085 and UNIFI’s combined investments in UNF and UNFA were $2,176, each of which is reflected within investments in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.

Parkdale America, LLC

PAL is a limited liability company treated as a partnership for income tax reporting purposes.  UNIFI accounts for its investment in PAL using the equity method of accounting.  PAL is subject to price risk related to anticipated fixed-price yarn sales.  To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices. The derivative instruments used are listed and traded on an exchange and are valued using quoted prices classified within Level 1 of the fair value hierarchy.  As of December 29, 2019, PAL had no futures contracts designated as cash flow hedges.

The reconciliation between UNIFI’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of December 29, 2019	$118,176
Initial excess capital contributions	53,363
Impairment charge recorded by UNIFI in fiscal 2007	(74,106)
Anti-trust lawsuit against PAL in which UNIFI did not participate	2,652
Investment as of December 29, 2019	$100,085

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

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The supply agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates.  As of December 29, 2019, UNIFI’s open purchase orders related to this supply agreement were $2,240.

UNIFI’s raw material purchases under this supply agreement consist of the following:

	For the Six Months Ended
	December 29, 2019	December 30, 2018
UNF	$1,209	$1,006
UNFA	8,582	12,558
Total	$9,791	$13,564

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As of December 29, 2019 and June 30, 2019, UNIFI had combined accounts payable due to UNF and UNFA of $1,586 and $1,728, respectively.

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

	As of December 29, 2019			As of June 30, 2019
	PAL	Other	Total	PAL	Other	Total
Current assets	$262,412	$7,118	$269,530	$299,610	$7,218	$306,828
Non-current assets	157,876	606	158,482	158,304	696	159,000
Current liabilities	69,152	3,373	72,525	70,875	4,069	74,944
Non-current liabilities	3,562	—	3,562	3,252	—	3,252
Shareholders’ equity and capital accounts	347,574	4,351	351,925	383,787	3,845	387,632

UNIFI’s portion of undistributed earnings	30,894	1,227	32,121	43,343	821	44,164

	For the Three Months Ended December 29, 2019			For the Three Months Ended December 30, 2018
	PAL	Other	Total	PAL	Other	Total
Net sales	$161,648	$5,475	$167,123	$191,150	$7,274	$198,424
Gross (loss) profit	(186)	812	626	5,695	1,484	7,179
(Loss) income from operations	(5,026)	377	(4,649)	1,163	1,039	2,202
Net (loss) income	(2,463)	383	(2,080)	2,241	1,115	3,356
Depreciation and amortization	11,393	43	11,436	10,817	47	10,864

Cash received by PAL under cotton rebate program	3,463	—	3,463	3,402	—	3,402
Earnings recognized by PAL for cotton rebate program	2,766	—	2,766	3,035	—	3,035

Distributions received	—	—	—	126	—	126

	For the Six Months Ended December 29, 2019			For the Six Months Ended December 30, 2018
	PAL	Other	Total	PAL	Other	Total
Net sales	$360,815	$10,136	$370,951	$401,652	$13,039	$414,691
Gross profit	885	1,353	2,238	10,203	2,438	12,641
(Loss) income from operations	(8,301)	489	(7,812)	1,795	1,551	3,346
Net (loss) income	(5,918)	507	(5,411)	2,192	1,641	3,833
Depreciation and amortization	22,024	90	22,114	21,291	95	21,386

Cash received by PAL under cotton rebate program	7,156	—	7,156	5,720	—	5,720
Earnings recognized by PAL for cotton rebate program	6,354	—	6,354	6,249	—	6,249

Distributions received	10,437	—	10,437	130	500	630

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

There were no related party receivables as of December 29, 2019 or June 30, 2019.

Related party payables consists of the following:

	December 29, 2019	June 30, 2019
Salem Leasing Corporation (included within accounts payable)	$288	$634
Salem Leasing Corporation (operating lease obligations)	1,709	—
Salem Leasing Corporation (finance lease obligations)	7,013	806
Total related party payables	$9,010	$1,440

Related party transactions in excess of $120 include:

		For the Three Months Ended		For the Six Months Ended
Affiliated Entity	Transaction Type	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Salem Leasing Corporation	Transportation equipment costs and finance lease debt service	$1,108	$1,019	$2,116	$2,040

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

•

The operations within the Polyester Segment exhibit similar long-term economic characteristics and primarily sell into an economic trading zone covered by the North American Free Trade Agreement (“NAFTA”) and the Dominican Republic—Central America Free Trade Agreement (“CAFTA-DR”) (collectively, the regions comprising these economic trading zones are referred to as “NACA”) to similar customers utilizing similar methods of distribution. These operations derive revenues primarily from manufacturing polyester-based products with sales primarily to other yarn manufacturers and knitters and weavers that produce yarn and/or fabric for the apparel, hosiery, automotive, home furnishings, automotive, industrial and other end-use markets. The Polyester Segment consists of sales and manufacturing operations in the U.S. and El Salvador.

•

The operations within the Nylon Segment exhibit similar long-term economic characteristics and primarily sell into the NACA region to similar customers utilizing similar methods of distribution. These operations derive revenues primarily from manufacturing nylon-based products with sales to knitters and weavers that produce fabric primarily for the apparel and hosiery markets.  The Nylon Segment includes an immaterial operating segment in Colombia that sells similar nylon-based textile products to similar customers in Colombia and Mexico utilizing similar methods of distribution.  The Nylon Segment consists of sales and manufacturing operations in the U.S. and Colombia.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

•

The Brazil Segment primarily manufactures and sells polyester-based products to knitters and weavers that produce fabric for the apparel, automotive, home furnishings, industrial and other end-use markets principally in South America.  The Brazil Segment includes a manufacturing location and sales offices in Brazil.

•

The operations within the Asia Segment exhibit similar long-term economic characteristics and sell to similar customers utilizing similar methods of distribution primarily in Asia and Europe, which are outside of the NACA region. The Asia Segment primarily sources polyester-based products from third-party suppliers and sells to knitters and weavers that produce fabric for the apparel, automotive, home furnishings, automotive, industrial and other end-use markets principally in Asia.  The Asia Segment includes sales offices in China and Sri Lanka.

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

Selected financial information is presented below:

	For the Three Months Ended December 29, 2019
	Polyester	Nylon	Brazil	Asia	All Other	Total
Net sales	$82,750	$17,084	$20,862	$47,918	$897	$169,511
Cost of sales	76,090	17,038	17,432	42,401	885	153,846
Gross profit	6,660	46	3,430	5,517	12	15,665
Segment depreciation expense	4,183	503	357	—	124	5,167
Segment Profit	$10,843	$549	$3,787	$5,517	$136	$20,832

	For the Three Months Ended December 30, 2018
	Polyester	Nylon	Brazil	Asia	All Other	Total
Net sales	$85,789	$22,647	$24,234	$34,003	$1,038	$167,711
Cost of sales	82,477	20,615	19,825	29,679	959	153,555
Gross profit	3,312	2,032	4,409	4,324	79	14,156
Segment depreciation expense	3,937	499	367	—	68	4,871
Segment Profit	$7,249	$2,531	$4,776	$4,324	$147	$19,027

	For the Six Months Ended December 29, 2019
	Polyester	Nylon	Brazil	Asia	All Other	Total
Net sales	$171,445	$37,286	$45,034	$93,875	$1,820	$349,460
Cost of sales	156,990	36,062	37,445	84,076	1,779	316,352
Gross profit	14,455	1,224	7,589	9,799	41	33,108
Segment depreciation expense	8,224	994	732	—	163	10,113
Segment Profit	$22,679	$2,218	$8,321	$9,799	$204	$43,221

	For the Six Months Ended December 30, 2018
	Polyester	Nylon	Brazil	Asia	All Other	Total
Net sales	$185,920	$50,596	$51,147	$59,443	$2,216	$349,322
Cost of sales	174,807	46,420	40,320	51,587	2,013	315,147
Gross profit	11,113	4,176	10,827	7,856	203	34,175
Segment depreciation expense	8,189	1,060	726	—	143	10,118
Segment Profit	$19,302	$5,236	$11,553	$7,856	$346	$44,293

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The reconciliations of segment gross profit to consolidated income (loss) before income taxes are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Polyester	$6,660	$3,312	$14,455	$11,113
Nylon	46	2,032	1,224	4,176
Brazil	3,430	4,409	7,589	10,827
Asia	5,517	4,324	9,799	7,856
All Other	12	79	41	203
Segment gross profit	15,665	14,156	33,108	34,175
Selling, general and administrative expenses	12,508	14,822	23,488	29,233
(Benefit) provision for bad debts	(258)	32	(249)	163
Other operating expense (income), net	854	99	962	(141)
Operating income (loss)	2,561	(797)	8,907	4,920
Interest income	(212)	(152)	(422)	(299)
Interest expense	1,101	1,355	2,358	2,822
Loss on extinguishment of debt	—	131	—	131
Equity in loss (earnings) of unconsolidated affiliates	756	(1,014)	1,622	(1,253)
Income (loss) before income taxes	$916	$(1,117)	$5,349	$3,519

The reconciliations of segment total assets to consolidated total assets are as follows:

	December 29, 2019	June 30, 2019
Polyester	$289,321	$287,608
Nylon	51,888	57,055
Brazil	66,020	67,490
Asia	46,088	35,219
Segment total assets	453,317	447,372
Other current assets	12,359	10,327
Other PP&E	23,993	18,664
Other non-current operating lease assets	1,626	—
Other non-current assets	1,651	1,468
Investments in unconsolidated affiliates	102,261	114,320
Total assets	$595,207	$592,151

23.  Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Six Months Ended
	December 29, 2019	December 30, 2018
Interest, net of capitalized interest of $56 and $123, respectively	$2,357	$2,876
Income tax payments, net	3,429	474

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds.

Non-Cash Investing and Financing Activities

As of December 29, 2019 and June 30, 2019, $1,127 and $1,329, respectively, were included in accounts payable for unpaid capital expenditures. As of December 30, 2018 and June 24, 2018, $1,702 and $3,187, respectively, were included in accounts payable for unpaid capital expenditures.

Non-cash investing and financing activities related to leases have been disclosed in Note 4, “Leases.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended December 29, 2019, while a reference to the “prior period” refers to the three-month period ended December 30, 2018.  A reference to the “current six-month period” refers to the six-month period ended December 29, 2019, while a reference to the “prior six-month period” refers to the six-month period ended December 30, 2018.  Such references may be accompanied by certain phrases for added clarity. The current period and the prior period each consisted of 13 weeks.  The current six-month period and the prior six-month period consisted of 26 weeks and 27 weeks, respectively.

Our discussions in this Item 2 focus on our results during, or as of, the three months and six months ended December 29, 2019 and December 30, 2018, and, to the extent applicable, any material changes from the information discussed in the 2019 Form 10-K or other important intervening developments or information.  These discussions should be read in conjunction with the 2019 Form 10-K for more detailed and background information about our business, operations and financial condition.

All amounts, except per share amounts, are presented in thousands (000s), except as otherwise noted.

Discussion of unfavorable foreign currency translation is primarily associated with the weakening of the Brazilian Real (“BRL”) and the Chinese Renminbi (“RMB”) against the U.S. Dollar (“USD”).

Overview and Significant General Matters

UNIFI’s business focuses on delivering products and solutions to customers and brand partners throughout the world, leveraging our internal manufacturing capabilities and an enhanced global supply chain that delivers a diverse range of synthetic and recycled fibers and polymers. This strategic and synergistic focus includes three supporting pillars: (1) engaging in strategic relationships with like-minded entities, (2) growing our existing portfolio of technologies and capabilities and (3) expanding our supply chain to best serve our direct and indirect customers. UNIFI remains committed to this strategy, which we believe will increase profitability and generate improved cash flows from operations.

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

Significant general matters for the current period and the current six-month period include the following, each of which is addressed in more detail below:

•	net sales for the current period increased $1,800, or 1.1%, to $169,511, compared to $167,711 for the prior period;
•	net sales for the current six-month period were $349,460, compared to $349,322 for the prior six-month period;
•

revenues from PVA products for the current period grew approximately 23% compared to the prior period and represented 57% of consolidated net sales for the current period compared to 47% for the prior period;

•	gross margin was 9.2% for the current period, compared to 8.4% for the prior period, and was 9.5% for the current six-month period, compared to 9.8% for the prior six-month period;
•	operating income (loss) was $2,561 for the current period, compared to ($797) for the prior period, and was $8,907 for the six-month period, compared to $4,920 for the prior six-month period; and
•	diluted EPS was $0.02 for the current period, compared to $0.06 for the prior period, and was $0.22 for the current six-month period, compared to $0.16 for the prior six-month period.

During the current six-month period, (i) the Polyester Segment faced suppressed demand for certain yarns across the industrial, automotive and apparel sectors, (ii) the Nylon Segment experienced lower revenues and gross margin in connection with two customers shifting certain programs to overseas garment production, and (iii) the Brazil Segment experienced lower gross margin as market price declines in connection with declining raw material costs outpaced inventory turnover. Additionally, results from PAL were generally weaker in connection with higher operating costs and lower operating leverage.

However, UNIFI achieved favorable operating results and overall improvement compared to the prior six-month period, despite one less sales week in the NACA region.  The improvement was primarily attributable to (i) a declining raw material cost environment that benefited our Polyester Segment and (ii) lower selling, general and administrative expenses (“SG&A”) resulting from cost reduction efforts that began in the second half of fiscal 2019.

Additionally, UNIFI’s operating cash flows and net debt (debt principal less cash and cash equivalents) improved significantly during the current six-month period as a result of (i) comparatively less cash invested in inventories, which was influenced by lower raw material costs, and (ii) $9,807 of increased distributions from equity affiliates.

UNIFI remains committed to pursuing relief from the competitive pressures that have resulted from the elevated levels of low-cost and subsidized polyester textured yarn entering the U.S. market from countries such as China and India. In connection with the anti-dumping and countervailing duties petitions we filed in October 2018, the U.S. Department of Commerce and the U.S. International Trade Commission have completed their investigations and have begun imposing associated final duties on imports, subsequent to preliminary duties that were in effect from April 2019 to December 2019. Accordingly, subject imports from China and India are being assessed combined antidumping and countervailing duty rates of 97% and higher and 18% and higher, respectively, in addition to normal course duties in effect. The positive developments in our pursuit of relief from low-cost and subsidized imports are critical steps in our efforts to compete against imported yarns that have flooded the U.S. market in recent years. UNIFI will continue to monitor whether polyester textured yarn from China or India is being shipped through third-party countries and then entering the U.S. market.

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

Management uses Adjusted EBITDA (i) as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of (a) items directly related to our asset base (primarily depreciation and amortization) and (b) items that we would not expect to occur as a part of our normal business on a regular basis; (ii) for planning purposes, including the preparation of our annual operating budget; (iii) as a valuation measure for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; and (iv) as one measure in determining the value of other acquisitions and dispositions. Adjusted EBITDA is a key performance metric utilized in the determination of variable compensation. We also believe Adjusted EBITDA is an appropriate supplemental measure of debt service capacity, because it serves as a high-level proxy for cash generated from operations. Equity in loss (earnings) of PAL is excluded from Adjusted EBITDA because such results do not reflect our operating performance.

Management uses Adjusted Working Capital as an indicator of UNIFI’s production efficiency and ability to manage inventories and receivables.

Management uses Net Debt as a liquidity and leverage metric to determine how much debt would remain if all cash and cash equivalents were used to pay down debt principal.

Review of Results of Operations

Three Months Ended December 29, 2019 Compared to Three Months Ended December 30, 2018

Consolidated Overview

The components of Net income, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts, are as follows:

	For the Three Months Ended
	December 29, 2019		December 30, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$169,511	100.0	$167,711	100.0	1.1
Cost of sales	153,846	90.8	153,555	91.6	0.2
Gross profit	15,665	9.2	14,156	8.4	10.7
SG&A	12,508	7.4	14,822	8.8	(15.6)
(Benefit) provision for bad debts	(258)	(0.2)	32	—	nm
Other operating expense, net	854	0.5	99	0.1	nm
Operating income (loss)	2,561	1.5	(797)	(0.5)	nm
Interest expense, net	889	0.5	1,203	0.7	(26.1)
Loss on extinguishment of debt	—	—	131	0.1	(100.0)
Equity in loss (earnings) of unconsolidated affiliates	756	0.5	(1,014)	(0.6)	(174.6)
Income (loss) before income taxes	916	0.5	(1,117)	(0.7)	(182.0)
Provision (benefit) for income taxes	507	0.3	(2,288)	(1.4)	(122.2)
Net income	$409	0.2	$1,171	0.7	(65.1)

nm – Not meaningful

Net Sales

Consolidated net sales for the current period increased by $1,800, or 1.1%, as compared to the prior period, primarily due to the sales growth of PVA products, especially in the Asia Segment, partially offset by suppressed demand for (i) certain polyester yarns, particularly in the industrial and automotive sectors and (ii) nylon yarns, in addition to unfavorable currency translation.

Consolidated sales volumes increased 18.2%, primarily attributable to continued sales growth of REPREVE®-branded products, primarily Chip and staple fiber in the Asia Segment, partially offset by lower yarn sales in the Nylon Segment. Sales in the Asia Segment continued to expand as our REPREVE® portfolio resonates with our brand partners that are focused on sustainable solutions. Lower Nylon Segment sales primarily reflect the loss of certain customer programs to overseas production as well as lower demand from other customers and programs.

We believe the softness in the domestic polyester environment and competition from imports continue to be challenges for the textile supply chain and we have recently taken action in the form of trade petitions to help alleviate such competitive pressures. Our Nylon Segment results reflect (i) two customers shifting certain programs to overseas garment production during the six months ended December 29, 2019 and (ii) the current global trend of declining demand for nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices decreased 17.1%, primarily attributable to (i) significant growth of Chip and staple fiber in the Asia Segment, which have lower average sales prices, (ii) a decline in higher-priced nylon product sales and (iii) sales price declines associated with polyester raw material cost changes and global pricing pressures.

PVA products at the end of the current period comprised 57% of consolidated net sales, up from 47% for fiscal 2019 and from 47% at the end of the prior period. Even with the relative growth in the proportion of PVA sales as a percentage of overall sales, customers may choose between various PVA products, some of which carry higher margins than others.  Accordingly, growth in PVA sales does not necessarily translate into higher margins or increased profitability on a consolidated basis.

Gross Profit

Gross profit for the current period increased by $1,509, or 10.7%, as compared to the prior period.

For the Polyester Segment, gross profit improved, primarily due to (i) an improved conversion margin in connection with the comparative impact of (a) a declining raw material cost environment during the current period and (b) an unfavorable raw material cost environment in the prior period and (ii) better fixed cost absorption in the current period due to improved facility utilization. For the Asia Segment, gross profit increased as net sales increased but was partially offset by a greater mix of lower-priced product sales.

For the Brazil Segment, gross profit decreased primarily due to (i) market price declines (in connection with declining raw material costs) outpacing inventory turnover and (ii) unfavorable foreign currency translation effects as the BRL weakened against the USD during the current period. For the Nylon Segment, gross profit decreased primarily due to weaker fixed cost absorption in connection with two customers shifting certain programs to overseas garment production during the six months ended December 29, 2019.

SG&A

The changes in SG&A were as follows:

SG&A for the prior period	$14,822
Decrease in compensation expenses	(640)
Other net decreases	(1,674)
SG&A for the current period	$12,508

SG&A decreased from the prior period to the current period primarily as a result of (i) lower compensation expenses in connection with fewer executive officers in the current period as compared to the prior period and (ii) cost reduction efforts undertaken during the fourth quarter of fiscal 2019.

(Benefit) Provision for Bad Debts

There was no significant activity reflected in the current period or the prior period for bad debts.

Other Operating Expense, Net

Other operating expense, net primarily reflects costs related to the wind-down plan of our Sri Lankan subsidiary and foreign currency transaction losses recorded in the current period, compared to severance expenses and foreign currency transaction gains recorded in the prior period.

Interest Expense, Net

The components of consolidated interest expense, net were as follows:

	For the Three Months Ended
	December 29, 2019	December 30, 2018
Interest and fees on the ABL Facility	$937	$1,148
Other interest	127	187
Subtotal of interest on debt obligations	1,064	1,335
Other components of interest expense	37	20
Total interest expense	1,101	1,355
Interest income	(212)	(152)
Interest expense, net	$889	$1,203

Interest expense, net decreased from the prior period to the current period, primarily as a result of lower market interest rates on our variable-rate debt and a more favorable pricing structure on the ABL Facility in connection with the 2018 Amendment.

Equity in Loss (Earnings) of Unconsolidated Affiliates

The components of equity in loss (earnings) of unconsolidated affiliates were as follows:

	For the Three Months Ended
	December 29, 2019	December 30, 2018
Loss (earnings) from PAL	$837	$(762)
Earnings from nylon joint ventures	(81)	(252)
Total equity in loss (earnings) of unconsolidated affiliates	$756	$(1,014)

As a percentage of consolidated income before income taxes	(82.5)%	90.8%

The performance decline for unconsolidated affiliates was primarily attributable to lower operating leverage and, particularly for PAL, comparably higher costs.

Income Taxes

Provision (benefit) for income taxes and the effective tax rate were as follows:

	For the Three Months Ended
	December 29, 2019	December 30, 2018
Provision (benefit) for income taxes	$507	$(2,288)
Effective tax rate	55.3%	204.8%

The effective tax rate is subject to variation due to numerous factors, including variability in the amount of income before income taxes, taxable income, the mix of income by jurisdiction, changes in deferred tax valuation allowances, and changes in statutes, regulations and case law.  Additionally, the impacts of discrete and other rate impacting items are greater when income before income taxes is lower.

The significant change in the effective tax rate from the prior period to the current period is primarily attributable to (i) a $2,045 tax credit benefiting the prior period and (ii) higher income before income taxes in the current period.

Net Income

Net income for the current period was $409, or $0.02 per share, compared to $1,171, or $0.06 per share, for the prior period.  The decrease was primarily attributable to weaker results from PAL and a less favorable effective tax rate in the current period, partially offset by lower SG&A and higher gross profit.

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net income to EBITDA and Adjusted EBITDA were as follows:

	For the Three Months Ended
	December 29, 2019	December 30, 2018
Net income	$409	$1,171
Interest expense, net	889	1,203
Provision (benefit) for income taxes	507	(2,288)
Depreciation and amortization expense (1)	5,863	5,532
EBITDA	7,668	5,618

Equity in loss (earnings) of PAL	837	(762)
EBITDA excluding PAL	8,505	4,856

Facility shutdown costs (2)	383	—
Adjusted EBITDA	$8,888	$4,856

(1)

Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. Within the accompanying condensed consolidated statements of cash flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.

(2)	In the second quarter of fiscal 2020, UNIFI commenced a wind-down plan for its operations in Sri Lanka. The adjustment primarily reflects accrued severance and exit costs.

Adjusted EBITDA increased from the prior period to the current period, primarily as a result of lower SG&A and higher gross profit.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current period.  As noted in the 2019 Form 10-K, segment gross profit includes the effect of certain technology-related expenses charged by the Polyester Segment to the Asia Segment. Such amounts are recorded as a benefit to cost of sales for the Polyester Segment and a charge to cost of sales for the Asia Segment, thereby impacting gross profit for each segment. The prior period segment results have been revised to reflect comparability for this change.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Polyester Segment, were as follows:

	For the Three Months Ended
	December 29, 2019		December 30, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$82,750	100.0	$85,789	100.0	(3.5)
Cost of sales	76,090	92.0	82,477	96.1	(7.7)
Gross profit	6,660	8.0	3,312	3.9	101.1
Depreciation expense	4,183	5.1	3,937	4.5	6.2
Segment Profit	$10,843	13.1	$7,249	8.4	49.6

Segment net sales as a percentage of consolidated amounts	48.8%		51.2%
Segment Profit as a percentage of consolidated amounts	52.0%		38.1%

The change in net sales for the Polyester Segment was as follows:

Net sales for the prior period	$85,789
Net change in average selling price and sales mix	(3,277)
Increase in underlying sales volumes	238
Net sales for the current period	$82,750

The decrease in net sales for the Polyester Segment from the prior period to the current period was primarily attributable to lower average selling prices in connection with lower raw material costs and moderate competitive pricing pressures. Textured yarn volume increases are recapturing market share from our recent trade actions, but such volume increases were partially offset by weaker demand from certain customers in the industrial, automotive and apparel sectors.

The change in Segment Profit for the Polyester Segment was as follows:

Segment Profit for the prior period	$7,249
Net increase in underlying margins	3,057
Increase in technologies expense charged to Asia Segment	517
Increase in underlying sales volumes	20
Segment Profit for the current period	$10,843

The increase in Segment Profit for the Polyester Segment from the prior period to the current period was primarily attributable to (i) an improved conversion margin in connection with the comparative impact of (a) a declining raw material cost environment during the current period and (b) an unfavorable raw material cost environment in the prior period and (ii) better fixed cost absorption in the current period due to improved facility utilization.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Nylon Segment were as follows:

	For the Three Months Ended
	December 29, 2019		December 30, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$17,084	100.0	$22,647	100.0	(24.6)
Cost of sales	17,038	99.7	20,615	91.0	(17.4)
Gross profit	46	0.3	2,032	9.0	(97.7)
Depreciation expense	503	2.9	499	2.2	0.8
Segment Profit	$549	3.2	$2,531	11.2	(78.3)

Segment net sales as a percentage of consolidated amounts	10.1%		13.5%
Segment Profit as a percentage of consolidated amounts	2.6%		13.3%

The change in net sales for the Nylon Segment was as follows:

Net sales for the prior period	$22,647
Decrease in underlying sales volumes	(4,769)
Net change in average selling price and sales mix	(794)
Net sales for the current period	$17,084

The decrease in net sales for the Nylon Segment from the prior period to the current period was primarily attributable to (i) two customers shifting certain programs to overseas garment production during the six months ended December 29, 2019 and (ii) continued demand declines in certain nylon product categories.

The change in Segment Profit for the Nylon Segment was as follows:

Segment Profit for the prior period	$2,531
Net decrease in underlying margins	(1,449)
Decrease in underlying sales volumes	(533)
Segment Profit for the current period	$549

The decrease in Segment Profit for the Nylon Segment from the prior period to the current period was primarily attributable to weaker fixed cost absorption due to lower sales volumes, as described in the net sales analysis above.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Brazil Segment were as follows:

	For the Three Months Ended
	December 29, 2019		December 30, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$20,862	100.0	$24,234	100.0	(13.9)
Cost of sales	17,432	83.6	19,825	81.8	(12.1)
Gross profit	3,430	16.4	4,409	18.2	(22.2)
Depreciation expense	357	1.8	367	1.5	(2.7)
Segment Profit	$3,787	18.2	$4,776	19.7	(20.7)

Segment net sales as a percentage of consolidated amounts	12.3%		14.4%
Segment Profit as a percentage of consolidated amounts	18.2%		25.1%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior period	$24,234
Decrease in average selling price	(2,248)
Unfavorable foreign currency translation effects	(1,838)
Increase in sales volumes	714
Net sales for the current period	$20,862

The decrease in net sales for the Brazil Segment from the prior period to the current period was primarily attributable to lower selling prices due to increased competition from imports, lower raw material costs, and unfavorable foreign currency translation effects.

The BRL weighted average exchange rate was 4.12 BRL/USD and 3.81 BRL/USD for the current period and the prior period, respectively.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior period	$4,776
Decrease in underlying margins	(757)
Unfavorable foreign currency translation effects	(372)
Increase in sales volumes	140
Segment Profit for the current period	$3,787

The decrease in Segment Profit for the Brazil Segment from the prior period to the current period was primarily attributable to competitive pricing pressures during a declining raw material cost environment, along with unfavorable foreign currency translation effects. For the Brazil Segment, declining raw material costs place downward market pressure on selling prices and, since the Brazil Segment’s supply chain is generally longer, average inventory costs decline slower than selling prices.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Asia Segment were as follows:

	For the Three Months Ended
	December 29, 2019		December 30, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$47,918	100.0	$34,003	100.0	40.9
Cost of sales	42,401	88.5	29,679	87.3	42.9
Gross profit	5,517	11.5	4,324	12.7	27.6
Depreciation expense	—	—	—	—	—
Segment Profit	$5,517	11.5	$4,324	12.7	27.6

Segment net sales as a percentage of consolidated amounts	28.3%		20.3%
Segment Profit as a percentage of consolidated amounts	26.5%		22.7%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior period	$34,003
Increase in sales volumes of Chip and staple fiber	12,011
Increase in sales volumes of certain other PVA products	4,387
Change in average selling price and sales mix	(1,864)
Unfavorable foreign currency translation effects	(619)
Net sales for the current period	$47,918

The increase in net sales for the Asia Segment from the prior period to the current period was primarily attributable to higher sales volumes of REPREVE®-branded products, primarily Chip and staple fiber.

The RMB weighted average exchange rate was 7.04 RMB/USD and 6.92 RMB/USD for the current period and the prior period, respectively.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior period	$4,324
Increase in sales volumes of Chip and staple fiber	1,608
Increase in sales volumes of certain other PVA products	634
Decrease in underlying margins	(429)
Increase in technologies expense charged by Polyester Segment	(517)
Unfavorable foreign currency translation effects	(103)
Segment Profit for the current period	$5,517

The increase in Segment Profit for the Asia Segment from the prior period to the current period was primarily attributable to the increase in sales volumes described in the net sales analysis above.

Review of Results of Operations

Six Months Ended December 29, 2019 Compared to Six Months Ended December 30, 2018

Consolidated Overview

The components of Net income, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts, are as follows:

	For the Six Months Ended
	December 29, 2019		December 30, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$349,460	100.0	$349,322	100.0	0.0
Cost of sales	316,352	90.5	315,147	90.2	0.4
Gross profit	33,108	9.5	34,175	9.8	(3.1)
SG&A	23,488	6.7	29,233	8.4	(19.7)
(Benefit) provision for bad debts	(249)	(0.1)	163	—	nm
Other operating expense (income), net	962	0.3	(141)	—	nm
Operating income	8,907	2.6	4,920	1.4	81.0
Interest expense, net	1,936	0.6	2,523	0.7	(23.3)
Loss on extinguishment of debt	—	—	131	—	(100.0)
Equity in loss (earnings) of unconsolidated affiliates	1,622	0.5	(1,253)	(0.4)	(229.4)
Income before income taxes	5,349	1.5	3,519	1.1	52.0
Provision for income taxes	1,228	0.3	536	0.2	129.1
Net income	$4,121	1.2	$2,983	0.9	38.1

nm – Not meaningful

Net Sales

Consolidated net sales for the current six-month period were essentially flat in comparison to the prior six-month period, as the impacts of (i) one fewer week of sales in the current six-month period for our NACA operations, (ii) lower nylon sales volumes, (iii) lower average selling prices and (iv) unfavorable foreign currency translation were offset by the sales growth of PVA products.

Consolidated sales volumes increased 17.1%, primarily attributable to continued sales growth of REPREVE®-branded products, primarily Chip and staple fiber in the Asia Segment, partially offset by (i) one fewer week of sales in the current six-month period for our NACA operations and (ii) softer yarn sales in the Nylon Segment. Sales in the Asia Segment continued to expand as our REPREVE® portfolio resonates with our brand partners that are focused on sustainable solutions. Lower Nylon Segment sales primarily reflect the loss of certain customer programs to overseas production during the current six-month period.

We believe the softness in the domestic polyester environment and competition from imports continue to be challenges for the textile supply chain and we have recently taken action in the form of trade petitions to help alleviate such competitive pressures. Our Nylon Segment results reflect (i) two customers shifting certain programs to overseas garment production during the six months ended December 29, 2019 and (ii) the current global trend of declining demand for nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices decreased 17.1%, primarily attributable to (i) growth of Chip and staple fiber in the Asia Segment, which have lower average sales prices, (ii) a decline in higher-priced nylon product sales and (iii) sales price declines associated with polyester raw material cost changes.

PVA products at the end of the current six-month period comprised 55% of consolidated net sales, up from 47% for fiscal 2019 and from 45% at the end of the prior six-month period. Even with the relative growth in the proportion of PVA sales as a percentage of overall sales, customers may choose between various PVA products, some of which carry higher margins than others.  Accordingly, growth in PVA sales does not necessarily translate into higher margins or increased profitability on a consolidated basis.

Gross Profit

Gross profit for the current six-month period decreased by $1,067, or 3.1%, as compared to the prior six-month period.

For the Polyester Segment, gross profit improved, primarily due to (i) an improved conversion margin in connection with the comparative impact of (a) a declining raw material cost environment during the current six-month period and (b) an unfavorable raw material cost environment in the prior six-month period and (ii) better fixed cost absorption in the current six-month period due to improved facility utilization. For the Asia Segment, gross profit increased as net sales increased but was partially offset by a greater mix of lower-priced product sales.

For the Brazil Segment, gross profit decreased primarily due to (i) market price declines (in connection with declining raw material costs) outpacing inventory turnover and (ii) unfavorable foreign currency translation effects as the BRL weakened against the USD. For the Nylon Segment, gross profit decreased primarily due to weaker fixed cost absorption in connection with two customers shifting certain programs to overseas garment production during the six months ended December 29, 2019.

SG&A

The changes in SG&A were as follows:

SG&A expenses for the prior six-month period	$29,233
Decrease in compensation expenses	(2,240)
Other net decreases	(2,664)
Impact of an additional week in fiscal 2019	(841)
SG&A expenses for the current six-month period	$23,488

SG&A decreased from the prior six-month period to the current six-month period primarily as a result of (i) lower compensation expenses in connection with fewer executive officers in the current six-month period as compared to the prior six-month period and (ii) cost reduction efforts undertaken during the fourth quarter of fiscal 2019.

(Benefit) Provision for Bad Debts

There was no significant activity reflected in the current six-month period or the prior six-month period for bad debts.

Other Operating Expense (Income), Net

Other operating expense (income), net primarily reflects severance expenses recorded in both the current six-month period and prior six-month period, exit costs related to the wind-down plan of our Sri Lankan subsidiary in the current six-month period, and foreign currency transaction gains recorded in the prior six-month period.

Interest Expense, Net

The components of consolidated interest expense, net were as follows:

	For the Six Months Ended
	December 29, 2019	December 30, 2018
Interest and fees on the ABL Facility	$2,049	$2,394
Other interest	240	380
Subtotal of interest on debt obligations	2,289	2,774
Other components of interest expense	69	48
Total interest expense	2,358	2,822
Interest income	(422)	(299)
Interest expense, net	$1,936	$2,523

Interest expense, net decreased from the prior six-month period to the current six-month period, primarily as a result of lower market interest rates on our variable-rate debt and a more favorable pricing structure on the ABL Facility in connection with the 2018 Amendment.

Equity in Loss (Earnings) of Unconsolidated Affiliates

The components of equity in loss (earnings) of unconsolidated affiliates were as follows:

	For the Six Months Ended
	December 29, 2019	December 30, 2018
Loss (earnings) from PAL	$2,012	$(745)
Earnings from nylon joint ventures	(390)	(508)
Total equity in loss (earnings) of unconsolidated affiliates	$1,622	$(1,253)

As a percentage of consolidated income before income taxes	(30.3)%	35.6%

The performance decline for unconsolidated affiliates was primarily attributable to lower operating leverage and, particularly for PAL, comparably higher costs.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Six Months Ended
	December 29, 2019	December 30, 2018
Provision for income taxes	$1,228	$536
Effective tax rate	23.0%	15.2%

The effective tax rate is subject to variation due to numerous factors, including variability in the amount of pre-tax and taxable income, the mix of income by jurisdiction, changes in deferred tax valuation allowances, and changes in statutes, regulations and case law.  Additionally, the impacts of discrete and other rate impacting items are greater when income before income taxes is lower.

The effective tax rate for the prior six-month period primarily benefited from a $2,045 tax credit, but was unfavorably impacted by weak U.S. profitability. The effective tax rate for the current six-month period benefited from greater foreign tax credit utilization.

Net Income

Net income for the current six-month period was $4,121, or $0.22 per share, compared to $2,983, or $0.16 per share, for the prior six-month period.  The increase was primarily attributable to lower SG&A, partially offset by weaker results from PAL.

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net income to EBITDA and Adjusted EBITDA were as follows:

	For the Six Months Ended
	December 29, 2019	December 30, 2018
Net income	$4,121	$2,983
Interest expense, net	1,936	2,523
Provision for income taxes	1,228	536
Depreciation and amortization expense (1)	11,485	11,480
EBITDA	18,770	17,522

Equity in loss (earnings) of PAL	2,012	(745)
EBITDA excluding PAL	20,782	16,777

Facility shutdown costs (2)	383	—
Adjusted EBITDA	$21,165	$16,777

1)

Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. Within the accompanying condensed consolidated statements of cash flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.

2)	In the second quarter of fiscal 2020, UNIFI commenced a wind-down plan for its operations in Sri Lanka. The adjustment primarily reflects accrued severance and exit costs.

Adjusted EBITDA increased from the prior six-month period to the current six-month period, primarily as a result of lower SG&A.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current six-month period.  As noted in the 2019 Form 10-K, segment gross profit includes the effect of certain technology-related expenses charged by the Polyester Segment to the Asia Segment. Such amounts are recorded as a benefit to cost of sales for the Polyester Segment and a charge to cost of sales for the Asia Segment, thereby impacting gross profit for each segment. The prior six-month period segment results have been revised to reflect comparability for this change.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the Polyester Segment, were as follows:

	For the Six Months Ended
	December 29, 2019		December 30, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$171,445	100.0	$185,920	100.0	(7.8)
Cost of sales	156,990	91.6	174,807	94.0	(10.2)
Gross profit	14,455	8.4	11,113	6.0	30.1
Depreciation expense	8,224	4.8	8,189	4.4	0.4
Segment Profit	$22,679	13.2	$19,302	10.4	17.5

Segment net sales as a percentage of consolidated amounts	49.1%		53.2%
Segment Profit as a percentage of consolidated amounts	52.5%		43.6%

The change in net sales for the Polyester Segment was as follows:

Net sales for the prior six-month period	$185,920
Decrease due to an additional week of sales in fiscal 2019	(6,868)
Net change in average selling price and sales mix	(5,598)
Decrease in underlying sales volumes	(2,009)
Net sales for the current six-month period	$171,445

The decrease in net sales for the Polyester Segment from the prior six-month period to the current six-month period was primarily attributable to (i) one fewer week of sales in the current six-month period, (ii) lower average selling prices associated with polyester raw material cost changes and (iii) lower sales of Flake due to increased internal consumption.

The change in Segment Profit for the Polyester Segment was as follows:

Segment Profit for the prior six-month period	$19,302
Net increase in underlying margins	2,715
Increase in technologies expense charged to Asia Segment	1,162
Decrease due to an additional week of sales in fiscal 2019	(288)
Decrease in underlying sales volumes	(212)
Segment Profit for the current six-month period	$22,679

The increase in Segment Profit for the Polyester Segment from the prior six-month period to the current six-month period was primarily attributable to (i) an improved conversion margin in connection with the comparative impact of (a) a declining raw material cost environment during the current six-month period and (b) an unfavorable raw material cost environment in the prior six-month period, (ii) better fixed cost absorption in the current six-month period due to improved facility utilization and (iii) the incremental technologies expense charged to the Asia Segment in connection with its higher sales volumes.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the Nylon Segment were as follows:

	For the Six Months Ended
	December 29, 2019		December 30, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$37,286	100.0	$50,596	100.0	(26.3)
Cost of sales	36,062	96.7	46,420	91.7	(22.3)
Gross profit	1,224	3.3	4,176	8.3	(70.7)
Depreciation expense	994	2.7	1,060	2.1	(6.2)
Segment Profit	$2,218	6.0	$5,236	10.4	(57.6)

Segment net sales as a percentage of consolidated amounts	10.7%		14.5%
Segment Profit as a percentage of consolidated amounts	5.1%		11.8%

The change in net sales for the Nylon Segment was as follows:

Net sales for the prior six-month period	$50,596
Decrease in underlying sales volumes	(11,274)
Decrease due to an additional week of sales in fiscal 2019	(2,114)
Net change in average selling price and sales mix	78
Net sales for the current six-month period	$37,286

The decrease in net sales for the Nylon Segment from the prior six-month period to the current six-month period was primarily attributable to (i) continued demand declines in certain nylon product categories, (ii) two customers shifting certain programs to overseas garment production during the current six-month period and (iii) an additional week of sales in the prior six-month period.

The change in Segment Profit for the Nylon Segment was as follows:

Segment Profit for the prior six-month period	$5,236
Decrease in underlying sales volumes	(1,172)
Net decrease in underlying margins	(1,649)
Decrease due to an additional week of sales in fiscal 2019	(197)
Segment Profit for the current six-month period	$2,218

The decrease in Segment Profit for the Nylon Segment from the prior six-month period to the current six-month period was primarily attributable to weaker fixed cost absorption due to lower sales volumes, as described in the net sales analysis above.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the Brazil Segment were as follows:

	For the Six Months Ended
	December 29, 2019		December 30, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$45,034	100.0	$51,147	100.0	(12.0)
Cost of sales	37,445	83.1	40,320	78.8	(7.1)
Gross profit	7,589	16.9	10,827	21.2	(29.9)
Depreciation expense	732	1.6	726	1.4	0.8
Segment Profit	$8,321	18.5	$11,553	22.6	(28.0)

Segment net sales as a percentage of consolidated amounts	12.9%		14.6%
Segment Profit as a percentage of consolidated amounts	19.3%		26.1%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior six-month period	$51,147
Decrease in average selling price	(3,865)
Unfavorable foreign currency translation effects	(2,005)
Decrease in sales volumes	(243)
Net sales for the current six-month period	$45,034

The decrease in net sales for the Brazil Segment from the prior six-month period to the current six-month period was primarily attributable to lower selling prices associated with declining raw material costs and competitive pricing pressures, along with unfavorable foreign currency translation effects.

The BRL weighted average exchange rate was 4.04 BRL/USD and 3.88 BRL/USD for the current six-month period and the prior six-month period, respectively.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior six-month period	$11,553
Decrease in underlying margins	(2,766)
Unfavorable foreign currency translation effects	(411)
Decrease in sales volumes	(55)
Segment Profit for the current six-month period	$8,321

The decrease in Segment Profit for the Brazil Segment from the prior six-month period to the current six-month period was primarily attributable to competitive pricing pressures during a declining raw material cost environment. For the Brazil Segment, declining raw material costs place immediate downward market pressure on selling prices and, since the Brazil Segment’s supply chain is generally longer, average inventory costs decline slower than selling prices. Additionally, the Brazil Segment accelerated certain raw material purchases in the fourth quarter of fiscal 2019, which exacerbated the above impact.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the Asia Segment were as follows:

	For the Six Months Ended
	December 29, 2019		December 30, 2018
		% of Net Sales		% of Net Sales	% Change
Net sales	$93,875	100.0	$59,443	100.0	57.9
Cost of sales	84,076	89.6	51,587	86.8	63.0
Gross profit	9,799	10.4	7,856	13.2	24.7
Depreciation expense	—	—	—	—	—
Segment Profit	$9,799	10.4	$7,856	13.2	24.7

Segment net sales as a percentage of consolidated amounts	26.9%		17.0%
Segment Profit as a percentage of consolidated amounts	22.7%		17.7%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior six-month period	$59,443
Increase in sales volumes of Chip and staple fiber	28,271
Increase in sales volumes of certain other PVA products	11,118
Change in average selling price and sales mix	(3,493)
Unfavorable foreign currency translation effects	(1,464)
Net sales for the current six-month period	$93,875

The increase in net sales for the Asia Segment from the prior six-month period to the current six-month period was primarily attributable to higher sales volumes of REPREVE®-branded products, primarily Chip and staple fiber, partially offset by (i) the impact of lower-priced Chip and staple fiber sales on average selling price and sales mix and (ii) unfavorable foreign currency translation effects due to the comparable weakening of the RMB.

The RMB weighted average exchange rate was 7.03 RMB/USD and 6.86 RMB/USD for the current six-month period and the prior six-month period, respectively.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior six-month period	$7,856
Increase in sales volumes of Chip and staple fiber	3,875
Increase in sales volumes of certain other PVA products	1,641
Increase in technologies expense charged by Polyester Segment	(1,162)
Decrease in underlying margins	(2,157)
Unfavorable foreign currency translation effects	(254)
Segment Profit for the current six-month period	$9,799

The increase in Segment Profit for the Asia Segment from the prior six-month period to the current six-month period was primarily attributable to the increase in sales volumes and related sales mix change described in the net sales analysis above.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service and share repurchases.  UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver of its credit facility.  For the current six-month period, cash generated from operations was $28,635, and, at December 29, 2019, excess availability under the ABL Revolver was $50,698.

As of December 29, 2019, all of UNIFI’s $129,332 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed. The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital and total debt obligations as of December 29, 2019 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$18	$37,192	$37,210
Borrowings available under financing arrangements	50,698	—	50,698
Liquidity	$50,716	$37,192	$87,908

Working capital	$96,342	$106,878	$203,220
Total debt obligations	$129,332	$—	$129,332

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

UNIFI currently utilizes variable-rate borrowings under the ABL Facility that are made with reference to USD LIBOR Rate Loans and is party to LIBOR-based interest rate swaps. Management recognizes the potential challenges posed by the previously announced termination of LIBOR. The 2018 Amendment includes fallback language to allow for a conversion of LIBOR Rate Loans to Base Rate Loans or a mutually agreed upon alternative rate of interest, such as the Secured Overnight Financing Rate. Management will continue to monitor the potential termination of LIBOR and the potential impact on UNIFI’s operations. However, management does not expect (i) significant efforts are necessary to accommodate a termination of LIBOR or (ii) a significant impact to UNIFI’s operations upon a termination of LIBOR.

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

If excess availability under the ABL Revolver falls below the defined Trigger Level (as defined in the Credit Agreement), a financial covenant requiring the Loan Parties to maintain a Fixed Charge Coverage Ratio on a quarterly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of December 29, 2019 was $24,063. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on share repurchases and the payment of dividends. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

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

As of December 29, 2019, UNIFI was in compliance with all financial covenants in the Credit Agreement and the excess availability under the ABL Revolver was $50,698.  At December 29, 2019, the Fixed Charge Coverage Ratio was 0.94 to 1.00 and UNIFI had $200 of standby letters of credit, none of which had been drawn upon. Management maintains the capability to quickly and easily improve the Fixed Charge Coverage Ratio utilizing existing cash and cash equivalents.

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

Summary of Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	December 29, 2019	December 29, 2019	June 30, 2019
ABL Revolver	December 2023	3.0%	$22,500	$19,400
ABL Term Loan (1)	December 2023	3.1%	92,500	97,500
Finance lease obligations	(2)	3.6%	14,332	11,118
Total debt			129,332	128,018
Current ABL Term Loan			(10,000)	(10,000)
Current portion of finance lease obligations			(4,760)	(5,519)
Unamortized debt issuance costs			(834)	(958)
Total long-term debt			$113,738	$111,541

(1)     Includes the effects of interest rate swaps.

(2)     Scheduled maturity dates for finance lease obligations range from March 2020 to November 2027.

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2020, the following four fiscal years and thereafter:

	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter
ABL Revolver	$—	$—	$—	$—	$22,500	$—
ABL Term Loan	5,000	10,000	10,000	10,000	57,500	—
Finance lease obligations	2,951	3,563	3,388	1,046	1,130	2,254
Total	$7,951	$13,563	$13,388	$11,046	$81,130	$2,254

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	December 29, 2019	June 30, 2019
Long-term debt	$113,738	$111,541
Current portion of long-term debt	14,760	15,519
Unamortized debt issuance costs	834	958
Debt principal	129,332	128,018
Less: cash and cash equivalents	37,210	22,228
Net Debt	$92,122	$105,790

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measures)

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	December 29, 2019	June 30, 2019
Cash and cash equivalents	$37,210	$22,228
Receivables, net	78,132	88,884
Inventories	133,893	133,781
Income taxes receivable	4,595	4,373
Other current assets	18,311	16,356
Accounts payable	(36,055)	(41,796)
Accrued expenses	(15,801)	(16,849)
Other current liabilities	(17,065)	(16,088)
Working capital	$203,220	$190,889

Less: Cash and cash equivalents	(37,210)	(22,228)
Less: Income taxes receivable	(4,595)	(4,373)
Less: Other current liabilities	17,065	16,088
Adjusted Working Capital	$178,480	$180,376

Working capital increased from $190,889 as of June 30, 2019 to $203,220 as of December 29, 2019, while Adjusted Working Capital decreased from $180,376 to $178,480.

The increase in cash and cash equivalents was driven by the operating cash flows generated by our foreign operations. The  decrease  in  receivables,  net  was  primarily  attributable  to  lower  sales  associated  with  the  timing  of  the  seasonal  shutdown  period.  The change in inventories was insignificant, as the impact of lower raw material costs were generally offset by an increase in inventory units. The change in income taxes receivable is insignificant. The increase in other current assets was primarily due to an increase in value-added taxes receivable in connection with increased sales activity in the Asia Segment. The decrease in accounts payable was primarily attributable to the timing of purchase activity associated with the seasonal shutdown period. The decrease in accrued expenses was primarily attributable to the payment of variable compensation earned in fiscal 2019. The increase in other current liabilities primarily reflects adding operating lease liabilities in the current six-month period in connection with the adoption of the new lease guidance, partially offset by scheduled payments against the current portion of long-term debt.

Capital Projects

During the current six-month period, UNIFI invested $8,335 in capital projects, primarily relating to (i) further improvements in production capabilities and technology enhancements in the Americas and (ii) routine annual maintenance capital expenditures.  Maintenance capital expenditures are necessary to support UNIFI’s current operations, capacities and capabilities and exclude expenses relating to repairs and costs that do not extend an asset’s useful life.

Through the remainder of fiscal 2020, UNIFI expects to invest an additional $14,665 in capital projects for an aggregate fiscal 2020 estimate of $23,000, which includes (i) making further improvements in production capabilities and technology enhancements in the Americas, including the purchase and installation of new eAFK Evo texturing machines and (ii) routine annual maintenance capital expenditures to allow continued efficient production.

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

As of December 29, 2019, $50,000 remains available for repurchase under the 2018 SRP.

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

	For the Six Months Ended
	December 29, 2019	December 30, 2018
Net income	$4,121	$2,983
Equity in loss (earnings) of unconsolidated affiliates	1,622	(1,253)
Depreciation and amortization expense	11,610	11,652
Non-cash compensation expense	1,837	3,039
Deferred income taxes	(878)	(332)
Subtotal	18,312	16,089

Distributions received from unconsolidated affiliates	10,437	630
Change in inventories	(1,330)	(17,139)
Other changes in assets and liabilities	1,216	(3,555)
Net cash provided by (used in) operating activities	$28,635	$(3,975)

The increase in net cash provided by (used in) operating activities from the prior six-month period was primarily due to (i) $10,437 of distributions received from PAL in the current six-month period and (ii) the impact on working capital of a more favorable raw material cost environment.

Cash Used in Investing Activities and Financing Activities

UNIFI utilized $8,275 for investing activities and utilized $5,055 for financing activities during the current six-month period.

Investing activities include $8,335 for capital expenditures, which primarily relate to ongoing maintenance capital expenditures along with production capabilities and technology enhancements in the Americas.

Significant financing activities include net payments against the ABL Facility and finance leases during fiscal 2020.

Contractual Obligations

UNIFI has incurred various financial obligations and commitments in its normal course of business.  Financial obligations are considered to represent known future cash payments that UNIFI is required to make under existing contractual arrangements, such as debt and lease agreements.

Except for the finance leases that commenced during fiscal 2020, as disclosed in Note 4. “Leases,” there have been no material changes in the scheduled maturities of UNIFI’s contractual obligations as disclosed in the table under the heading “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2019 Form 10-K.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities.  As of December 29, 2019, UNIFI had borrowings under its ABL Revolver and ABL Term Loan that totaled $115,000 and contain variable rates of interest; however, UNIFI hedges a significant portion of such interest rate variability using interest rate swaps.  After considering the variable rate debt obligations that have been hedged and UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point increase in LIBOR as of December 29, 2019 would result in an increase in annual interest expense of less than $300.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies.  Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange rate risk.  UNIFI may enter into foreign currency forward contracts to hedge this exposure.  UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of December 29, 2019, UNIFI had no outstanding foreign currency forward contracts.

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

As of December 29, 2019, UNIFI’s foreign subsidiaries, whose functional currency is other than the USD, held approximately 19.1% of UNIFI’s consolidated total assets. UNIFI does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of December 29, 2019, $29,767, or 80.0%, of UNIFI’s cash and cash equivalents was held outside the U.S., of which $13,846 was held in USD, $2,744 was held in RMB and $12,898 was held in BRL. Approximately $7,100 of USD were held inside the U.S. by a foreign subsidiary.

Raw Material and Commodity Risks

A significant portion of UNIFI’s raw material and energy costs are derived from petroleum-based chemicals.  The prices for petroleum and petroleum-related products and energy costs are volatile and dependent on global supply and demand dynamics, including certain geo-political risks.  A sudden rise in the price of petroleum and petroleum-based products could have a material impact on UNIFI’s profitability.  UNIFI does not use financial instruments to hedge its exposure to changes in these costs.  The costs of the primary raw materials that UNIFI uses throughout all of its operations are generally based on USD pricing, and such materials are purchased at market or at fixed prices that are established with individual vendors as part of the purchasing process for quantities expected to be consumed in the ordinary course of business.  UNIFI manages fluctuations in the cost of raw materials primarily by making corresponding adjustments to the prices charged to its customers.  Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of raw materials in the prior fiscal quarter.  Pricing adjustments for other customers must be negotiated independently.  UNIFI attempts to pass on to its customers increases in raw material costs, but due to market pressures, this is not always possible. When price increases can be implemented, there is typically a time lag that adversely affects UNIFI and its margins during one or more quarters.  In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one to two fiscal quarters of the raw material price increase for its index priced customers and within two fiscal quarters of the raw material price increase for its non-index priced customers.

During the first six months of fiscal 2020, UNIFI experienced a favorable, declining raw material cost environment, in contrast to a generally elevated raw material cost environment in fiscal 2019 and 2018. However, our raw material costs remain subject to the volatility described above and, should raw material costs spike unexpectedly, UNIFI’s results of operations and cash flows are likely to be adversely impacted.

Other Risks

UNIFI is also exposed to political risk, including changing laws and regulations governing international trade, such as quotas, tariffs and tax laws.  The degree of impact and the frequency of these events cannot be predicted.

Item 4.	Controls and Procedures

As of December 29, 2019, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended December 29, 2019 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

10.1*+	Unifi, Inc. Director Compensation Policy, effective October 30, 2019.
31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following financial information (unaudited) from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2019, filed February 6, 2020, formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: February 6, 2020	By:	/s/ CRAIG A. CREATURO
Craig A. Creaturo
Executive Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)