Form 10-K/A
period 2019-06-30
UNIFI INC
filed 2020-03-27
CIK 100726

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

EXPLANATORY NOTE

Unifi, Inc. (“UNIFI”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend Item 15 of its Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “Original 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on August 29, 2019, to include the audited consolidated financial statements and related notes of Parkdale America, LLC (“PAL”), an unconsolidated joint venture in which UNIFI holds a 34% equity ownership interest.  UNIFI accounts for its interest in PAL using the equity method of accounting.

Rule 3-09(a) of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed.  PAL met the significant subsidiary test described above for UNIFI’s fiscal years ended June 30, 2019, June 24, 2018 and June 25, 2017.  UNIFI’s significance test is calculated as of the end of its fiscal year and for its fiscal year.

Item 15 of the Original 10-K is being amended by this Amendment to (i) include the required audited consolidated financial statements and related notes for PAL’s fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, (ii) reference the PAL audited consolidated financial statements and related notes and the related report of PAL’s independent auditors, (iii) file the consent of the independent auditors related to its opinion contained in this report and (iv) include the required certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  In accordance with Rule 12b-15 of the Exchange Act, the text of the amended Item 15 is set forth in its entirety in this Amendment.

This Amendment does not otherwise update or amend any other items or disclosures as originally filed and does not otherwise reflect events occurring after the filing date of the Original 10-K.  Accordingly, this Amendment should be read in conjunction with the Original 10-K and UNIFI’s other filings with the SEC subsequent to the filing of the Original 10-K on August 29, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements on page F-i are filed as part of this report.

2. Financial Statement Schedules

Consolidated Financial Statements of PAL as of December 28, 2019 and December 29, 2018 and for PAL’s fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017.

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

PAL’s fiscal year end is the Saturday nearest to December 31, and is therefore consistently more than 90 days after UNIFI’s corresponding fiscal year end, which is the last Sunday in June or July nearest June 30 of each year. PAL’s most recent fiscal year, 2019, ended on December 28, 2019 and PAL’s prior fiscal year, 2018, ended on December 29, 2018.

Pursuant to Rule 3-09(b)(2) of Regulation S-X under the Exchange Act, UNIFI filed the required fiscal year 2018 audited consolidated financial statements and related notes of PAL with the SEC on March 28, 2019 via an amendment to UNIFI’s Annual Report on Form 10-K for the fiscal year ended June 24, 2018.

PricewaterhouseCoopers LLP issued audit reports for PAL’s fiscal years 2019, 2018 and 2017.

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

4.1†	Description of Unifi, Inc. Common Stock.

4.2

Registration Rights Agreement, dated as of January 1, 2007, by and between Unifi, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 7.1 to the Schedule 13D filed January 16, 2007 by Dillon Yarn Corporation (File No. 005-30881)).

Exhibit Number	Description

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

2

Exhibit Number	Description

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

3

Exhibit Number	Description

10.33†	Letter Agreement by and between Unifi, Inc. and Albert P. Carey, effective as of July 1, 2019.

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

+	Filed herewith.
++	Furnished herewith.

4

†	Previously filed or furnished, as applicable, with the Original 10-K on August 29, 2019.
*	Indicates a management contract or compensatory plan or arrangement.
**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFI, INC. (Registrant)

Date:	March 27, 2020	By:	/s/ CRAIG A. CREATURO
Craig A. Creaturo
Executive Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

6

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Financial Statements

As of December 28, 2019 and December 29, 2018 and for the three years ended December 28, 2019

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Index

Page(s)
Report of Independent Auditors	3
Consolidated Financial Statements
Balance Sheets	4
Statements of Operations	5
Statements of Comprehensive Income	6
Statements of Members’ Equity	7
Statements of Cash Flows	8
Notes to Consolidated Financial Statements	9 – 18

Report of Independent Auditors

To the Management and the Board of Managers of
Parkdale America, LLC

We have audited the accompanying consolidated financial statements of Parkdale America, LLC and its subsidiaries, which comprise the consolidated balance sheets as of December 28, 2019 and December 29, 2018, and the related consolidated statements of operations, comprehensive income, members’ equity, and cash flows for each of the three years in the period ended December 28, 2019.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parkdale America, LLC and its subsidiaries as of December 28, 2019 and December 29, 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2019 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 27, 2020

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Balance Sheets

December 28, 2019 and December 29, 2018

	December 28,	December 29,
	2019	2018

Assets
Current assets
Cash and cash equivalents	$ 46,159,000	$ 45,039,000
Trade accounts receivable (less allowance of
$2,041,000 and $2,618,000 in 2019 and 2018,
respectively)	100,320,000	125,719,000
Other receivables	1,022,000	2,942,000
Due from affiliates	91,000	54,000
Inventories, net	112,375,000	117,592,000
Prepaid expenses and other assets	3,320,000	5,997,000
Due from broker	96,000	585,000
Derivative assets	1,469,000	207,000
Total current assets	264,852,000	298,135,000
Property, plant and equipment, net	155,007,000	148,717,000
Assets held for sale	1,480,000	6,925,000
Deferred financing costs, net	319,000	454,000
Other noncurrent assets	451,000	644,000
Total assets	$ 422,109,000	$ 454,875,000

Liabilities and Members' Equity
Current liabilities
Trade accounts payable	$ 55,069,000	$ 55,459,000
Accrued expenses	8,895,000	10,431,000
Due to affiliates	5,354,000	6,846,000
Derivative liabilities	1,262,000	169,000
Total current liabilities	70,580,000	72,905,000
Other long-term liabilities	3,097,000	3,342,000
Total liabilities	73,677,000	76,247,000
Commitments and contingencies (Note 11)
Members' equity
Accumulated other comprehensive loss	(5,209,000)	(6,137,000)
Members' equity	353,641,000	384,765,000
Total members' equity	348,432,000	378,628,000
Total liabilities and members' equity	$ 422,109,000	$ 454,875,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Operations

Years Ended December 28, 2019, December 29, 2018 and December 30, 2017

	2019	2018	2017

Net sales	$ 795,540,000	$ 817,271,000	$ 775,987,000
Cost of goods sold	779,490,000	792,360,000	740,303,000
Gross profit	16,050,000	24,911,000	35,684,000
General and administrative expenses	17,363,000	17,788,000	16,665,000
Gain on disposals of property, plant
and equipment, net	(56,000)	(212,000)	(429,000)
Impairment and realignment costs	651,000	482,000	1,978,000
(Loss) income from operations	(1,908,000)	6,853,000	17,470,000
Interest expense	139,000	136,000	219,000
Interest income	(1,184,000)	(791,000)	(363,000)
Foreign exchange loss (gain), net	673,000	(91,000)	414,000
Other (income) expense, net	(3,509,000)	(310,000)	65,000
Income before provision for income taxes	1,973,000	7,909,000	17,135,000
Provision for income taxes	880,000	509,000	1,467,000
Net income	$ 1,093,000	$ 7,400,000	$ 15,668,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Comprehensive Income

Years Ended December 28, 2019, December 29, 2018 and December 30, 2017

	2019	2018	2017

Net income	$ 1,093,000	$ 7,400,000	$15,668,000
Other comprehensive income (loss):
Foreign currency translation	928,000	(43,000)	524,000
Other comprehensive income (loss)	928,000	(43,000)	524,000
Comprehensive income	$ 2,021,000	$ 7,357,000	$16,192,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Members’ Equity

Years Ended December 28, 2019, December 29, 2018 and December 30, 2017

	Accumulated
	Other		Total
	Comprehensive	Members'	Members'
	(Loss) Income	Equity	Equity

Balance at December 31, 2016	$ (6,618,000)	$ 391,664,000	$ 385,046,000
Net income	-	15,668,000	15,668,000
Foreign currency translation	524,000	-	524,000
Dividends paid	-	(23,532,000)	(23,532,000)
Balance at December 30, 2017	(6,094,000)	383,800,000	377,706,000
Net income	-	7,400,000	7,400,000
Foreign currency translation	(43,000)	-	(43,000)
Dividends paid	-	(6,435,000)	(6,435,000)
Balance at December 29, 2018	(6,137,000)	384,765,000	378,628,000
Net income	-	1,093,000	1,093,000
Foreign currency translation	928,000	-	928,000
Dividends paid	-	(32,217,000)	(32,217,000)
Balance at December 28, 2019	$ (5,209,000)	$ 353,641,000	$ 348,432,000

The accompanying notes are an integral part of these financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Consolidated Statements of Cash Flows

Years Ended December 28, 2019, December 29, 2018 and December 30, 2017

	2019	2018	2017

Cash flows from operating activities
Net income	$ 1,093,000	$ 7,400,000	$ 15,668,000
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation	40,584,000	39,447,000	39,306,000
Loss on impairment of property, plant
and equipment	406,000	99,000	309,000
Gain on disposals of property, plant
and equipment	(56,000)	(212,000)	(429,000)
Amortization of deferred financing costs	135,000	136,000	208,000
Deferred income taxes	(143,000)	(197,000)	(81,000)
Net change in derivative instruments	320,000	886,000	(521,000)
Changes in operating assets and liabilities
Trade accounts receivable, net	25,532,000	(20,006,000)	(16,309,000)
Other receivables	2,003,000	(1,526,000)	208,000
Due to/from affiliates, net	(1,043,000)	701,000	533,000
Inventories, net	5,228,000	(12,098,000)	14,934,000
Prepaid expenses and other assets	1,721,000	(1,821,000)	(991,000)
Other noncurrent assets	210,000	197,000	9,000
Trade accounts payable	812,000	17,017,000	12,438,000
Accrued expenses and other liabilities	(649,000)	(15,000)	(44,000)
Other noncurrent liabilities	(216,000)	81,000	(197,000)
Net cash provided by operating activities	75,937,000	30,089,000	65,041,000
Cash flows from investing activities
Purchases of property, plant and equipment	(43,112,000)	(27,329,000)	(20,558,000)
Proceeds from disposal of property,
plant and equipment	448,000	1,143,000	740,000
Net cash used in investing activities	(42,664,000)	(26,186,000)	(19,818,000)
Cash flows from financing activities
Payment of deferred financing costs	-	-	(520,000)
Dividends paid	(32,217,000)	(6,435,000)	(23,532,000)
Net cash used in financing activities	(32,217,000)	(6,435,000)	(24,052,000)
Effect of exchange rate on cash and
cash equivalents	64,000	(4,000)	42,000
Net increase (decrease) in cash and
cash equivalents	1,120,000	(2,536,000)	21,213,000
Cash and cash equivalents
Beginning of year	45,039,000	47,575,000	26,362,000
End of year	$ 46,159,000	$ 45,039,000	$ 47,575,000
Supplemental disclosures of cash flow information
Cash paid during the year for
Taxes	$ 927,000	$ 938,000	$ 1,121,000
Noncash proceeds from disposal of property, plant
and equipment	-	-	848,000
Accrued purchases of property, plant and equipment	1,317,000	2,592,000	2,984,000

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

All intercompany transactions and accounts have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year end is the Saturday nearest to December 31. The Company’s fiscal years 2019, 2018 and 2017 ended on December 28, 2019, December 29, 2018, and December 30, 2017, respectively. Such fiscal years contained 52 weeks.

Operations

The Company is a producer of cotton and synthetic yarns for sale to the textile and apparel industries, both foreign and domestic. As of December 28, 2019, the Company had 11 manufacturing facilities located in North America. The Company incurred $245,000, $383,000, and $1,669,000 during fiscal years 2019, 2018, and 2017, respectively, in facility costs concurrent with realigning and consolidating manufacturing facilities. The costs relate primarily to relocation of manufacturing equipment and are recorded as a component of impairment and realignment costs.

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

Revenue Recognition

The Company’s primary performance obligation is the distribution and sale of its cotton and synthetic yarns.  Revenue is recognized when performance obligations under the terms of the contract with the customer are satisfied and are recognized at a point in time, which occurs when control of a good promised in a contract is transferred to a customer.  Control is obtained when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good, which generally occurs either on shipment or delivery based on the contractual terms.  See Note 2 to the consolidated financial statements for additional information regarding the Company’s revenue recognition policy.

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

Concentration of Credit Risk

Substantially all of the Company’s accounts receivable is due from companies in the textile and apparel markets located primarily throughout North America. The Company generally does not require collateral for its accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Allowances provided for doubtful accounts were $2,041,000 and $2,618,000 as of December 28, 2019 and December 29, 2018, respectively.

Sales to five customers accounted for approximately 75%, 74%, and 78%, of total sales during fiscal years 2019, 2018 and 2017, respectively. As of December 28, 2019 and December 29, 2018, accounts receivable from five customers comprised 79% and 71%, respectively, of total gross accounts receivable outstanding.

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

The carrying amount of cash equivalents, receivables, and accounts payable approximate fair value because of the short-term maturity of such instruments.

Self-Insurance

The Company is self-insured for certain losses relating to workers’ compensation, medical and dental claims. The Company has stop-loss coverage to limit the exposure arising from these claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the ultimate cost for self-insured claims incurred using actuarial assumptions followed in

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

the insurance industry and historical experience. Accruals for workers’ compensation are reported on a discounted basis.

Basis of Foreign Currency Translation

The functional currency for Grupo is the Mexican peso. The reporting currency is U.S. dollars.  Grupo’s financial statements are translated into U.S. dollars for consolidation purposes. Investment and equity accounts are translated at historical values. All other asset and liability accounts are translated at quoted year end rates. Revenue and expenses are translated on a monthly basis at the average rates of exchange in effect during the periods. Gains and losses on translation are recorded in accumulated other comprehensive loss as a component of members’ equity on the accompanying consolidated balance sheets.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Repairs and maintenance that do not extend the life of the applicable assets are expensed. Provisions for depreciation are determined principally by an accelerated method over the estimated useful lives of the assets.

Assets Held for Sale

Assets held for sale represent those assets that are not in use and management is actively marketing for sale. Depreciation of such assets has ceased.  Annually, the Company assesses the criteria for classification for assets held for sale in accordance with ASC 360, Property, Plant, and Equipment. At December 28, 2019, such assets consisted primarily of one manufacturing building that was previously held for sale in the prior year.  As of December 29, 2018, there were three manufacturing buildings held for sale.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets to determine impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In fiscal years 2019, 2018, and 2017, loss on impairment was $406,000, $99,000, and $309,000, respectively.

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

The Company recognizes income for the cotton subsidy when the cotton has been consumed and the qualifying assets have been acquired. The Company recognized income of $13,000,000, $13,138,000, and $13,141,000, for the cotton consumption portion of the subsidy earned during fiscal years 2019, 2018 and 2017, respectively, as a reduction to cost of goods sold in the accompanying consolidated statements of operations.

The Company records the portion of the cotton subsidy deemed to be associated with the qualifying capital expenditures as a reduction of the cost of the equipment purchased. The portion of the subsidy earned associated with the qualifying capital expenditures for 2019, 2018 and 2017 was $445,000,

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

$426,000, and $467,000, respectively. These amounts are amortized over the nine year useful life of the corresponding assets on a double declining methodology.

The Company had receivables totaling $855,000 and $1,916,000 related to the subsidy program as of December 28, 2019 and December 29, 2018, respectively, which is included as a component of other receivables on the accompanying consolidated balance sheets.

Shipping Costs

The costs to ship products to customers of approximately $22,306,000, $25,583,000 and $22,037,000 during the fiscal years 2019, 2018, and 2017, respectively, are included as a component of cost of goods sold in the accompanying consolidated statements of operations.

Other (Income) Expense

In 2019, the Company received a credit relating to previously overstated utility billings, of which $2,800,000 was recorded in other income relating to prior years' operations.

Adoption of New Accounting Pronouncements

In May 2014, the FASB issued Revenue From Contracts With Customers (ASU 2014-09) (“Topic 606”), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Topic 606 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As amended by Revenue From Contracts With Customers: Deferral of the Effective Date (ASU 2015-14), Topic 606 is effective for fiscal years beginning after December 15, 2018. The Company adopted Topic 606 on December 30, 2018, using the modified retrospective approach and applied this approach to contracts not completed as of that date.  The adoption of Topic 606 did not result in an adjustment to the Company’s opening balance of retained earnings.  The adoption of Topic 606 did not have a material impact to the Company’s consolidated financial statements.  Refer to Note 2 for additional information regarding the Company’s adoption of Topic 606.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU is intended to improve and simplify the rules around hedge accounting, reduce complexity for certain hedging concepts and better align financial reporting with an entity’s risk management activities. The Company adopted Topic 815 on December 30, 2018.  The adoption of Topic 815 did not have a material impact to the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, requiring companies to recognize lease assets and lease liabilities by lessees for all operating leases. In November 2019, the FASB issued Financial Instruments-Credit Losses, Derivatives and Hedging, and Leases: Effective Dates (ASU 2019-10) to defer the effective date for non-public companies by one additional year. The pronouncement is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that eliminates the probable initial recognition threshold in current U.S. GAAP and, instead, reflects an entity's current estimate of all expected credit losses.  The pronouncement is effective for fiscal years beginning after December 31, 2019.  The Company is currently evaluating the impact this new guidance will have on the consolidated financial statements.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

2.	Revenue Recognition

The Company adopted ASC 606 Revenue from Contracts with Customers on December 30, 2018, using the modified retrospective approach for all contracts not completed at the date of initial adoption.  Upon adoption of this guidance, there was no material impact to the Company’s consolidated financial statements.

The Company recognizes revenue when performance obligations under the terms of the contract with the customer are satisfied.  The Company’s contracts are derived from manufacturing supply agreements and customer orders.  Performance obligations associated with manufacturing supply agreements are tied to orders submitted by customers.  All orders have a duration of less than one year, performance obligations are related to orders submitted at a point in time, and payment terms are generally 30-90 days.  Performance obligations are satisfied when control of a good promised in a contract is transferred to a customer.  Control is obtained when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good.  The Company measures revenue as the amount of consideration for which it expects to be entitled in exchange for transferring goods at a point in time as control is transferred at a distinct point per the terms of a contract.  This transfer occurs upon shipment or delivery based on the contract terms.  In some cases, the Company must apply judgment, including contractual rates and historical payment trends, when estimating variable consideration.  Certain customers may receive cash and or noncash incentives such as prompt pay discounts, which are accounted for as variable consideration.  Revenue is recognized net of variable consideration when the performance obligation has been satisfied. When incentives are paid in arrears, the Company accrues the estimated amount to be paid based on the program’s contractual terms.

3.	Inventories, Net

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the specific identification method for raw materials, yarn-in-process, and finished yarn inventories. The Company performs periodic assessments to determine the existence of obsolete and slow-moving inventories and records necessary provisions to reduce such inventories to net realizable value, if needed. Inventories, net as of December 28, 2019 and December 29, 2018, consist of the following:

	2019	2018

Cotton and synthetics	$ 54,196,000	$ 54,796,000
Yarn in process	8,615,000	9,632,000
Finished yarn	49,227,000	53,049,000
Supplies	1,766,000	1,733,000
Gross inventories	113,804,000	119,210,000
Less: Inventory reserves	(1,429,000)	(1,618,000)
Inventories, net	$ 112,375,000	$ 117,592,000

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

4.	Property, Plant and Equipment, Net

A summary of property, plant and equipment, net as of December 28, 2019 and December 29, 2018, is as follows:

	Useful
	Lives in
	Years	2019	2018

Land and land improvements	15	$ 10,032,000	$ 8,906,000
Buildings	15 - 39	125,518,000	114,025,000
Machinery and equipment	5 - 9	592,607,000	568,613,000
Office furniture and fixtures	3 - 7	12,102,000	12,258,000
		740,259,000	703,802,000
Less: accumulated depreciation		(589,992,000)	(563,726,000)
Construction in progress		4,740,000	8,641,000
Property, plant and equipment, net		$ 155,007,000	$ 148,717,000

Depreciation expense for fiscal years 2019, 2018, and 2017, was $40,584,000, $39,447,000 and $39,306,000, respectively.

5.	Income Taxes

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

The provision for income taxes for fiscal years 2019, 2018, and 2017, is comprised of the following:

	2019	2018	2017

Current income tax	$ 1,023,000	$ 706,000	$ 1,548,000
Deferred income tax	(143,000)	(197,000)	(81,000)
Total income tax	$ 880,000	$ 509,000	$ 1,467,000

Summit Holding maintains that the undistributed earnings of Grupo will be indefinitely reinvested in foreign jurisdictions; therefore, no deferred tax liability has been recorded with respect to this subsidiary’s earnings. The Company continues to believe that these earnings are indefinitely reinvested; however, the Company may change this assertion in a future period.

In December 2017, H.R.1, formerly known as the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act included a number of changes to existing U.S. tax laws. The 2017 Tax Act eliminated the deferral of U.S. income tax on the historical unrepatriated earnings by imposing the

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

Transition Toll Tax, which was a one-time mandatory deemed repatriation tax on undistributed foreign earnings. The Transition Toll Tax was assessed on a U.S. shareholder's share of foreign corporation's accumulated foreign earnings that had not previously been taxed in the U.S. Earnings in the form of cash and cash equivalents were taxed at a rate of 15.5% and all other earnings were taxed at a rate of 8.0%. The Company recorded a provision for the Transition Toll Tax in an amount of $877,000, included in current income tax expense for fiscal year 2017.

As more information became available, an adjustment to the Transition Toll Tax recorded in 2017 was deemed necessary. The Transition Toll Tax was reduced by $236,000 to $641,000 in 2018. The Company made payments for $32,000 and $70,000 in 2019 and 2018, respectively. As of December 28, 2019, the remaining tax liability is recorded in accrued expenses and other long-term liabilities, in the amounts of $51,000 and $488,000, respectively. As of December 29, 2018, the remaining tax liability is recorded in accrued expenses and other long-term liabilities, in the amounts of $32,000 and $539,000, respectively.

The most significant temporary difference that gives rise to deferred tax liabilities is fixed assets. Grupo has recorded a deferred tax liability related to deferred tax basis differences which is included in other long-term liabilities. As of December 28, 2019 and December 29, 2018, the liability was $720,000 and $786,000, respectively. For Grupo, the effective tax rate differs from the statutory rates primarily due to inflationary adjustments under the Mexican tax regime and non-deductible expenses.

The Company does not believe that it has taken any uncertain tax positions that would require recognition of a contingent liability. The tax returns of Summit Holding for tax years 2016 and forward remain subject to examination by U.S. tax authorities, while the tax years 2005 through 2015 remain subject to examination by U.S. tax authorities to the extent of net operating loss carryforwards, which are not significant. Grupo’s tax returns remain subject to examination by Mexican tax authorities for tax years 2014 and forward.

6.	Deferred Financing Costs, Net

The Company capitalized financing costs of $520,000 in 2017 related to a new revolving credit facility. There were $158,000 in unamortized deferred financing costs from the prior facility that continue to be associated with the new credit facility. These costs are being amortized over the term of the debt agreement, which matures on April 26, 2022. Amortization of these costs totaled $135,000, $136,000 and $153,000 for fiscal years 2019, 2018 and 2017, respectively, and is included as a component of interest expense in the accompanying consolidated statements of operations. In 2017, deferred financing costs of $55,000 were written off related to the extinguished credit facility (See Note 7). Estimated future amortization expense of deferred financing costs is summarized as follows:

Fiscal Year	Amount

2020	138,000
2021	136,000
2022 and thereafter	45,000

7.	Long-Term Debt – Related Party

On April 26, 2017, the Company entered into a $175,000,000 related party revolving credit facility with its Parent (the “New Facility”). At the Company’s option, borrowings under the facility may be maintained as (1) “Prime Rate” loans or (2) “LIBOR” loans, plus applicable margins ranging from 0.25% to 2.25%. The agreement includes customary covenants that require the borrower to maintain

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

a minimum interest coverage ratio and restrict its leverage ratio. The Company was in compliance with these covenants as of December 28, 2019 and December 29, 2018. There were no outstanding borrowings on the credit facility as of December 28, 2019 and December 29, 2018. The facility matures April 26, 2022. The New Facility replaced a previous revolving credit facility with the Parent with similar terms.

8.	Derivative Instruments

All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. Derivatives held by the Company at December 28, 2019 and December 29, 2018 are considered non-designated. Changes in the fair value of the derivatives are recognized in earnings as they occur.

The Company is subject to price risk related to raw materials pricing. In the normal course of business, under procedures established by the Company’s financial risk management framework, the Company may enter into cotton futures contracts to manage changes in raw material prices in order to protect the gross margin of fixed-price yarn sales. The changes in fair value related to these cotton futures are reflected as an operating activity in the accompanying consolidated statements of cash flows. As of December 28, 2019 and December 29, 2018, the Company has recorded these instruments at their net fair value of $303,000 and $623,000, respectively, in the accompanying consolidated balance sheets, as follows:

	Balance Sheet	Fair Value	Fair Value
	Location	December 28, 2019	December 29, 2018

Derivative assets, commodity contracts
Nonhedges	Derivative assets	$ 1,469,000	$ 207,000
Derivative liabilities, commodity contracts
Nonhedges	Derivative liabilities	(1,262,000)	(169,000)
Due from broker		96,000	585,000
Net derivative asset		$ 303,000	$ 623,000

The Company’s derivative instruments are listed and traded on an exchange and are thus valued using quoted prices classified within Level 1 of the fair value hierarchy. The fair value of the derivative instruments are classified as current assets and liabilities as of December 28, 2019 and December 29, 2018. The Company did not have any assets or liabilities classified as Level 2 or Level 3 at December 28, 2019 and December 29, 2018.

The Company enters into forward contracts for certain cotton purchases, which qualify as derivative instruments. However, these contracts meet the applicable criteria to qualify for the “normal purchases and normal sales” exemption in ASC 815, “Derivatives and Hedging”. Therefore, the hedge accounting requirements are not applicable to these contracts.

The Company recorded net gains on forward contracts and cotton purchase agreements designated as derivatives of $2,041,000, $2,140,000 and $2,380,000 for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively. These gains are included in cost of goods sold in the accompanying consolidated statements of operations.

Collateral is settled daily on these contracts and is shown on the balance sheet as “Due to broker” or “Due from broker”.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

9.	Defined Contribution Plan

The Company maintains a defined contribution retirement plan available to substantially all employees. The Company’s contributions are based on a formula for matching employee contributions. The Company incurred costs for this plan of $1,015,000, $987,000 and $987,000, during fiscal years 2019, 2018, and 2017, respectively.

10.	Related-Party Transactions

Shared Expenses Allocation

The Company and Mills share certain warehousing, distribution and manufacturing expenses that are allocated based on the usages of these services. Amounts charged to the Company for these services were $6,903,000, $7,321,000 and $7,386,000, for fiscal years 2019, 2018, and 2017, respectively, and are recorded as a component of cost of goods sold.

Parkdale, Inc. incurs certain accounting and administrative expenses that are allocated to the Company and Mills based upon a weighted average of certain key indicators, including, but not limited to, pounds of yarn sold and net sales. Amounts charged to the Company by Parkdale, Inc. were $12,155,000, $11,842,000 and $10,777,000 for fiscal years 2019, 2018, and 2017, respectively, and are recorded as a component of general and administrative expenses.

Due to and from Affiliates

Due to and from affiliates as of December 28, 2019 and December 29, 2018, consists of the following:

	2019	2018

Due from Parkdale Mills de Honduras	$ -	$ 44,000
Due from U.S. Cotton, LLC	91,000	10,000
Due from affiliates	$ 91,000	$ 54,000
Due to Mills and subsidiary	$ 3,148,000	$ 4,765,000
Due to Parkdale Mills de Honduras	19,000	-
Due to D'sky DSC S.R.L.	154,000	179,000
Due to Parkdale Mills de El Salvador	78,000	67,000
Due to Parkdale Inc.	1,955,000	1,835,000
Due to affiliates	$ 5,354,000	$ 6,846,000

Amounts due to and from affiliates result from intercompany charges related to inventory purchases, accounts receivable collections, payroll tax payments, and the administrative expense allocation.

Other

The Company has a revolving credit facility with its parent company. See also Note 7.

Parkdale America, LLC and Subsidiaries

(A Limited Liability Company)

Notes to Consolidated Financial Statements

11.	Commitments and Contingencies

Operating Leases

Rent expense for the fiscal years 2019, 2018, and 2017, was $547,000, $444,000 and $440,000, respectively.

Purchase and Sales Commitments

At December 28, 2019 and December 29, 2018, the Company had unfulfilled cotton purchase commitments, at varying prices, for approximately 441,805,000 and 444,467,000 pounds of cotton, respectively, to be used in the production process. These contracts are generally effective for approximately one year. At December 28, 2019 and December 29, 2018, the Company had unfulfilled yarn sales contracts, at varying prices, with various customers that are not expected to result in any loss to the Company.

Contingencies

The Company is involved in various legal actions and claims arising in the normal course of business. Management believes that the resolution of such matters will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

12.	Members’ Equity

The annual net income of Grupo is subject to the Mexican legal requirement that 5% thereof be transferred to a legal reserve each year until the reserve equals 20% of capital stock. This reserve may not be distributed to the members during the existence of Grupo, except in the form of stock dividends. The legal reserve for Grupo has not been met as of December 28, 2019.

13.	Subsequent Events

The Company evaluated transactions occurring after December 28, 2019 in accordance with ASC Topic 855, Subsequent Events, through March 27, 2020, which is the date the accompanying consolidated financial statements were available for issuance.

In December 2019, a novel strain of coronavirus ("COVID-19") was reported in Wuhan, China.  In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, many of our manufacturing facilities have been impacted by temporary closures due to reduced customer demand and borders being closed for shipments. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration and severity of the impact. Therefore, while the Company expects this matter to negatively impact its operating results, the related financial impact and duration cannot be reasonably estimated at this time.

In February 2020, a notice of closure was issued for one of the manufacturing facilities in Landis, NC. The effective date of closure is in April 2020, 60 days after the notice was issued.  The Company performed an assessment of the carrying values of the long-lived assets held at the Landis manufacturing facility, including land, buildings, machinery and equipment, and the expected future use or disposal of such assets.  The Company intends to relocate or dispose of these assets within the next year and does not expect that the relocation and disposal of these assets will result in a material loss to the Company.