Form 10-Q
period 2020-03-29
UNIFI INC
filed 2020-05-07
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2020

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

As of May 4, 2020, there were 18,446,436 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals.  Statements expressing expectations regarding our future, or projections or estimates relating to products, sales, revenues, expenditures, costs, strategies, initiatives or earnings, are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on management’s beliefs, assumptions and expectations about our future performance, considering the information currently available to management.  The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “strive” and words of similar import, or the negative of such words, identify or signal the presence of forward-looking statements.  These statements are not statements of historical fact, and they involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition that we express or imply in any forward-looking statement.  Factors that could contribute to such differences include, but are not limited to:

•	the competitive nature of the textile industry and the impact of global competition;
•	changes in the trade regulatory environment and governmental policies and legislation;
•	the availability, sourcing and pricing of raw materials;
•	general domestic and international economic and industry conditions in markets where the Company competes, including economic and political factors over which the Company has no control;
•	changes in consumer spending, customer preferences, fashion trends and end uses for products;
•	the financial condition of the Company’s customers;
•	the loss of a significant customer or brand partner;
•	natural disasters, industrial accidents, power or water shortages, extreme weather conditions and other disruptions at one of our facilities;
•	the disruption of operations, global demand, or financial performance as a result of catastrophic or extraordinary events, including epidemics or pandemics such as the recent strain of coronavirus;
•	the success of the Company’s strategic business initiatives;
•	the volatility of financial and credit markets;
•	the ability to service indebtedness and fund capital expenditures and strategic business initiatives;
•	the availability of and access to credit on reasonable terms;
•	changes in foreign currency exchange, interest and inflation rates;
•	fluctuations in production costs;
•	the ability to protect intellectual property;
•	the strength and reputation of our brands;
•	employee relations;
•	the ability to attract, retain and motivate key employees;
•	the impact of environmental, health and safety regulations;
•	the impact of tax laws, the judicial or administrative interpretations of tax laws and/or changes in such laws or interpretations;
•	the operating performance of joint ventures and other equity method investments;
•	the accurate financial reporting of information from equity method investees; and
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

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 29, 2020

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 29, 2020	June 30, 2019
ASSETS
Cash and cash equivalents	$33,393	$22,228
Receivables, net	86,376	88,884
Inventories	124,146	133,781
Income taxes receivable	589	4,373
Other current assets	18,477	16,356
Total current assets	262,981	265,622
Property, plant and equipment, net	206,993	206,787
Operating lease assets	6,084	—
Deferred income taxes	5,943	2,581
Investments in unconsolidated affiliates	58,854	114,320
Other non-current assets	2,187	2,841
Total assets	$543,042	$592,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$40,862	$41,796
Accrued expenses	15,347	16,849
Income taxes payable	5,841	569
Current operating lease liabilities	1,709	—
Current portion of long-term debt	14,112	15,519
Total current liabilities	77,871	74,733
Long-term debt	118,827	111,541
Non-current operating lease liabilities	4,481	—
Other long-term liabilities	8,029	6,185
Deferred income taxes	5	6,847
Total liabilities	209,213	199,306

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,446,436 and 18,462,296 shares issued and outstanding as of March 29, 2020 and June 30, 2019, respectively)	1,845	1,846
Capital in excess of par value	61,080	59,560
Retained earnings	335,971	374,668
Accumulated other comprehensive loss	(65,067)	(43,229)
Total shareholders’ equity	333,829	392,845
Total liabilities and shareholders’ equity	$543,042	$592,151

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Net sales	$170,994	$179,989	$520,454	$529,311
Cost of sales	155,611	166,198	471,963	481,345
Gross profit	15,383	13,791	48,491	47,966
Selling, general and administrative expenses	11,720	11,439	35,208	40,672
Provision for bad debts	580	218	331	381
Other operating (income) expense, net	(62)	1,359	900	1,218
Operating income	3,145	775	12,052	5,695
Interest income	(173)	(149)	(595)	(448)
Interest expense	1,231	1,256	3,589	4,078
Equity in earnings of unconsolidated affiliates	(3,526)	(1,873)	(1,904)	(3,126)
Impairment of investment in unconsolidated affiliate	45,194	—	45,194	—
Loss on extinguishment of debt	—	—	—	131
(Loss) income before income taxes	(39,581)	1,541	(34,232)	5,060
Provision for income taxes	1,530	3,070	2,758	3,606
Net (loss) income	$(41,111)	$(1,529)	$(36,990)	$1,454

Net (loss) income per common share:
Basic	$(2.23)	$(0.08)	$(2.00)	$0.08
Diluted	$(2.23)	$(0.08)	$(2.00)	$0.08

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Net (loss) income	$(41,111)	$(1,529)	$(36,990)	$1,454
Other comprehensive loss:
Foreign currency translation adjustments	(15,684)	55	(18,900)	(1,454)
Foreign currency translation adjustments for an unconsolidated affiliate	(1,586)	102	(1,450)	144
Changes in interest rate swaps, net of tax of $434, $173, $434 and $392, respectively	(1,449)	(572)	(1,488)	(1,297)
Other comprehensive loss, net	(18,719)	(415)	(21,838)	(2,607)
Comprehensive loss	$(59,830)	$(1,944)	$(58,828)	$(1,153)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 29, 2019	18,505	$1,851	$61,187	$378,789	$(46,348)	$395,479
Options exercised	—	—	—	—	—	—
Conversion of restricted stock units	42	4	(4)	—	—	—
Stock-based compensation	—	—	596	—	—	596
Common stock repurchased and retired under publicly announced program	(84)	(8)	(279)	(1,707)	—	(1,994)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(17)	(2)	(420)	—	—	(422)
Other comprehensive loss, net of tax	—	—	—	—	(18,719)	(18,719)
Net loss	—	—	—	(41,111)	—	(41,111)
Balance at March 29, 2020	18,446	$1,845	$61,080	$335,971	$(65,067)	$333,829

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2019	18,462	$1,846	$59,560	$374,668	$(43,229)	$392,845
Options exercised	10	1	28	—	—	29
Conversion of restricted stock units	76	8	(8)	—	—	—
Stock-based compensation	4	1	2,298	—	—	2,299
Common stock repurchased and retired under publicly announced program	(84)	(8)	(279)	(1,707)	—	(1,994)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(22)	(3)	(519)	—	—	(522)
Other comprehensive loss, net of tax	—	—	—	—	(21,838)	(21,838)
Net loss	—	—	—	(36,990)	—	(36,990)
Balance at March 29, 2020	18,446	$1,845	$61,080	$335,971	$(65,067)	$333,829

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 30, 2018	18,383	$1,838	$59,619	$375,195	$(42,725)	$393,927
Options exercised	6	—	29	—	—	29
Conversion of restricted stock units	24	3	(3)	—	—	—
Stock-based compensation	9	1	(314)	—	—	(313)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(11)	(1)	(243)	—	—	(244)
Other comprehensive loss, net of tax	—	—	—	—	(415)	(415)
Net loss	—	—	—	(1,529)	—	(1,529)
Balance at March 31, 2019	18,411	$1,841	$59,088	$373,666	$(43,140)	$391,455

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 24, 2018	18,353	$1,835	$56,726	$371,753	$(40,533)	$389,781
Options exercised	22	2	271	—	—	273
Conversion of restricted stock units	41	4	(4)	—	—	—
Stock-based compensation	10	1	2,471	—	—	2,472
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(15)	(1)	(376)	—	—	(377)
Other comprehensive loss, net of tax	—	—	—	—	(2,607)	(2,607)
Adoption of the new revenue recognition guidance	—	—	—	459	—	459
Net income	—	—	—	1,454	—	1,454
Balance at March 31, 2019	18,411	$1,841	$59,088	$373,666	$(43,140)	$391,455

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	March 29, 2020	March 31, 2019
Cash and cash equivalents at beginning of period	$22,228	$44,890
Operating activities:
Net (loss) income	(36,990)	1,454
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in earnings of unconsolidated affiliates	(1,904)	(3,126)
Distributions received from unconsolidated affiliates	10,437	1,380
Depreciation and amortization expense	17,685	17,242
Impairment of investment in unconsolidated affiliate	45,194	—
Non-cash compensation expense	2,510	2,758
Deferred income taxes	(10,029)	(190)
Other, net	(171)	(459)
Changes in assets and liabilities:
Receivables, net	(2,295)	(5,877)
Inventories	2,126	(13,409)
Other current assets	(3,020)	(1,338)
Income taxes	8,849	3,388
Accounts payable and accrued expenses	(488)	(4,523)
Other, net	201	1,183
Net cash provided by (used in) operating activities	32,105	(1,517)

Investing activities:
Capital expenditures	(14,971)	(19,199)
Other, net	35	9
Net cash used in investing activities	(14,936)	(19,190)

Financing activities:
Proceeds from ABL Revolver	79,000	93,300
Payments on ABL Revolver	(67,500)	(97,400)
Proceeds from ABL Term Loan	—	20,000
Payments on ABL Term Loan	(7,500)	(5,000)
Payments on finance lease obligations	(4,606)	(5,308)
Common stock repurchased and retired under publicly announced program	(1,994)	—
Proceeds from stock option exercises	29	273
Payments of debt financing fees	—	(720)
Other	(521)	(1,017)
Net cash (used in) provided by financing activities	(3,092)	4,128

Effect of exchange rate changes on cash and cash equivalents	(2,912)	(413)
Net increase (decrease) in cash and cash equivalents	11,165	(16,992)
Cash and cash equivalents at end of period	$33,393	$27,898

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

UNIFI has direct manufacturing operations in four countries and participates in joint ventures with operations in Israel and the United States (“U.S.”). As of March 29, 2020, UNIFI owned a 34% non-controlling partnership interest in Parkdale America, LLC (“PAL”), a significant unconsolidated affiliate that produces cotton and synthetic yarns for sale to the global textile industry and apparel market. As further described in Note 19, “Investments in Unconsolidated Affiliates and Variable Interest Entities,” UNIFI sold the 34% interest on April 29, 2020.

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

The fiscal quarter for each of Unifi, Inc., its primary domestic operating subsidiaries and its subsidiary in El Salvador ended on March 29, 2020, the Sunday nearest to March 31, 2019. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal quarter ended on March 31, 2020. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ subsequent fiscal quarter end. The three-month periods ended March 29, 2020 and March 31, 2019 consisted of 13 weeks.  For the primary subsidiaries in the U.S. and Central America, the nine-month period ended March 29, 2020 consisted of 39 weeks and the nine-month period ended March 31, 2019 consisted of 40 weeks.

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

Under the guidance in the SEC Staff Announcement on July 20, 2017 relating to the transition to ASU No. 2014-09, due to its status as a significant subsidiary of Unifi, Inc., PAL adopted the new revenue recognition guidance on December 30, 2018, with no material impact on its consolidated financial position, results of operations or cash flows in connection with the adoption.

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

•	the option not to separate lease and non-lease components for the transportation equipment asset class.

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

The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities at March 29, 2020:

Classification	Balance Sheet Location	March 29, 2020
Lease Assets
Operating lease assets	Operating lease assets	$6,084
Finance lease assets	Property, plant & equipment, net	23,257
Total lease assets		$29,341

Lease Liabilities
Current operating lease liabilities	Current operating lease liabilities	$1,709
Current finance lease liabilities	Current portion of long-term debt	4,112
Total current lease liabilities		$5,821

Non-current operating lease liabilities	Non-current operating lease liabilities	$4,481
Non-current finance lease liabilities	Long-term debt	8,699
Total non-current lease liabilities		$13,180

Total lease liabilities		$19,001

The following table sets forth the components of UNIFI’s total lease cost for the three months and nine months ended March 29, 2020:

	For the Three	For the Nine
	Months Ended	Months Ended
Lease Cost	March 29, 2020	March 29, 2020
Operating lease cost	$507	$2,104
Variable lease cost	158	355
Finance lease cost:
Amortization of lease assets	669	1,874
Interest on lease liabilities	126	327
Short-term lease cost	316	863
Total lease cost	$1,776	$5,523

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents supplemental information related to leases at March 29, 2020:

For the Nine
Months Ended
Other Information	March 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$2,104
Financing cash flows used by finance leases	$4,606
Non-cash activities:
Leased assets obtained in exchange for new operating lease liabilities	$175
Leased assets obtained in exchange for new finance lease liabilities	$6,301

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

The following table sets forth UNIFI's weighted average remaining lease term in years and discount rate percentage used in the calculation of its outstanding lease liabilities as of March 29, 2020:

Weighted Average Remaining Lease Term and Discount Rate	March 29, 2020
Weighted average remaining lease term (years):
Operating leases	4.2
Finance leases	4.2
Weighted average discount rate (percentage):
Operating leases	3.8%
Finance leases	3.6%

Lease Maturity Analysis

Future minimum finance lease payments and future minimum payments under non-cancelable operating leases with initial lease terms in excess of one year under Topic 842 as of March 29, 2020 by fiscal year were:

Maturity of Lease Liabilities	Finance Leases	Operating Leases
Fiscal 2020	$1,560	$495
Fiscal 2021	3,989	1,870
Fiscal 2022	3,684	1,425
Fiscal 2023	1,260	1,231
Fiscal 2024	1,307	1,086
Fiscal years thereafter	2,625	628
Total minimum lease payments	$14,425	$6,735
Less estimated executory costs	(588)	—
Less imputed interest	(1,026)	(545)
Present value of net minimum lease payments	12,811	6,190
Less current portion of lease obligations	(4,112)	(1,709)
Long-term portion of lease obligations	$8,699	$4,481

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Rental expenses incurred under the operating leases and included in operating income consist of the following:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Rental expenses	$4,915	$4,835	$4,357

5.  Revenue Recognition

The following table presents disaggregated revenues for UNIFI:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Third-party manufacturer	$169,033	$177,977	$514,590	$522,636
Service	1,961	2,012	5,864	6,675
Net sales	$170,994	$179,989	$520,454	$529,311

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

6.  Receivables, Net

Receivables, net consists of the following:

	March 29, 2020	June 30, 2019
Customer receivables	$87,091	$89,495
Allowance for uncollectible accounts	(2,397)	(2,338)
Reserves for quality claims	(1,231)	(961)
Net customer receivables	83,463	86,196
Other receivables	2,913	2,688
Total receivables, net	$86,376	$88,884

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.  Inventories

Inventories consists of the following:

	March 29, 2020	June 30, 2019
Raw materials	$49,100	$55,531
Supplies	9,252	9,020
Work in process	7,558	8,510
Finished goods	61,496	63,111
Gross inventories	127,406	136,172
Inventory reserves	(3,260)	(2,391)
Total inventories	$124,146	$133,781

8.  Other Current Assets

Other current assets consists of the following:

	March 29, 2020	June 30, 2019
Contract assets	$9,909	$7,794
Value-added taxes receivable	3,437	2,519
Vendor deposits	3,328	4,187
Prepaid expenses	1,803	1,856
Total other current assets	$18,477	$16,356

9.  Property, Plant and Equipment, Net

Property, plant and equipment (“PP&E”), net consists of the following:

	March 29, 2020	June 30, 2019
Land	$3,164	$3,138
Land improvements	16,333	15,249
Buildings and improvements	158,388	161,566
Assets under finance leases	30,749	31,897
Machinery and equipment	602,956	603,950
Computers, software and office equipment	22,355	23,011
Transportation equipment	6,929	5,809
Construction in progress	6,219	6,483
Gross PP&E	847,093	851,103
Less: accumulated depreciation	(632,608)	(636,135)
Less: accumulated amortization – finance leases	(7,492)	(8,181)
Total PP&E, net	$206,993	$206,787

Depreciation and amortization expense and repair and maintenance expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Depreciation and amortization expense	$5,799	$5,257	$16,858	$16,181
Repair and maintenance expenses	5,602	5,301	14,924	16,148

10.  Accrued Expenses

Accrued expenses consists of the following:

	March 29, 2020	June 30, 2019
Payroll and fringe benefits	$8,861	$9,775
Deferred revenue	2,624	516
Severance	225	2,058
Other	3,637	4,500
Total accrued expenses	$15,347	$16,849

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11.  Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	March 29, 2020	March 29, 2020	June 30, 2019
ABL Revolver	December 2023	2.2%	$30,900	$19,400
ABL Term Loan (1)	December 2023	3.1%	90,000	97,500
Finance lease obligations	(2)	3.6%	12,811	11,118
Total debt			133,711	128,018
Current ABL Term Loan			(10,000)	(10,000)
Current portion of finance lease obligations			(4,112)	(5,519)
Unamortized debt issuance costs			(772)	(958)
Total long-term debt			$118,827	$111,541

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for finance lease obligations range from June 2020 to November 2027, as further outlined in Note 4, “Leases.”

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

In connection and concurrent with the sale of UNIFI’s 34% interest in PAL on April 29, 2020, UNIFI entered into the Fourth Amendment to Amended and Restated Credit Agreement (“Fourth Amendment”).  The Fourth Amendment among other things:  (i) revised the definition of permitted dispositions within the Credit Agreement to include the sale by Unifi Manufacturing, Inc. of its equity interest in PAL so long as the aggregate net cash proceeds received equaled or exceeded $60,000 and such sale occurred on or before May 15, 2020;  (ii) revised the terms of the Credit Agreement to allow (a) the net cash proceeds from the sale of PAL to be applied to the outstanding principal amount of the ABL Revolver until paid in full and (b) remaining net cash proceeds held by UNIFI, so long as certain conditions are met; and (iii) revised the terms of the Credit Agreement to allow the lenders to make changes to the benchmark interest rate without further amendment should LIBOR temporarily or permanently cease to exist and a transition to a new benchmark interest rate such as the Secured Overnight Financing Rate (“SOFR”) be required for future ABL facility borrowings.

UNIFI currently maintains three interest rate swaps that fix LIBOR at approximately 1.9% on $75,000 of variable-rate debt. Such swaps are scheduled to terminate in May 2022.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2020, the following four fiscal years and thereafter:

	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter
ABL Revolver	$—	$—	$—	$—	$30,900	$—
ABL Term Loan	2,500	10,000	10,000	10,000	57,500	—
Finance lease obligations	1,429	3,563	3,388	1,094	1,132	2,205
Total	$3,929	$13,563	$13,388	$11,094	$89,532	$2,205

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12.  Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	March 29, 2020	June 30, 2019
Supplemental post-employment plan	$2,843	$2,695
Interest rate swaps	2,569	647
Uncertain tax positions	1,161	1,043
Other	1,456	1,800
Total other long-term liabilities	$8,029	$6,185

13.  Income Taxes

The provision for income taxes and effective tax rate were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Provision for income taxes	$1,530	$3,070	$2,758	$3,606
Effective tax rate	(3.9)%	199.2%	(8.1)%	71.3%

Income Tax Expense

UNIFI’s provision for income taxes for the nine months ended March 29, 2020 and March 31, 2019 was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to year-to-date income from ordinary activity.  Tax effects of significant and unusual, or infrequently occurring, items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

The effective tax rate for the three months and nine months ended March 29, 2020 was lower than the U.S. federal statutory rate primarily due to an increase in the valuation allowance for UNIFI’s investment in PAL as a result of the impairment charge, for which UNIFI does not expect to realize a future tax benefit.

The effective tax rate for the three months ended March 31, 2019 was higher than the U.S. federal statutory rate primarily due to U.S. tax on Global Intangible Low-Tax Income (“GILTI”), adjustments to enactment date tax reform impacts, losses in tax jurisdictions for which no tax benefit could be recognized, and foreign withholding taxes. The effective tax rate for the nine months ended March 31, 2019 was higher than the U.S. federal statutory rate primarily due to U.S. tax on GILTI, losses in tax jurisdictions for which no tax benefit could be recognized, earnings taxed at higher rates in foreign jurisdictions, and foreign withholding taxes. These rate detriments were partially offset by adjustments to enactment date tax reform impacts.

UNIFI regularly assesses the outcomes of both completed and ongoing examinations to ensure that its provision for income taxes is sufficient. Certain returns that remain open to examination have utilized carryforward tax attributes generated in prior tax years, including net operating losses, which could potentially be revised upon examination.

14.  Shareholders’ Equity

On April 23, 2014, UNIFI announced that its Board of Directors (the “Board”) approved a share repurchase program (the “2014 SRP”) under which UNIFI was authorized to acquire up to $50,000 of its common stock.  Through October 31, 2018 (the date the 2014 SRP was terminated, as noted below), UNIFI had repurchased a total of 806 shares, at an average price of $27.79 (for a total of $22,409, inclusive of commission costs) pursuant to the 2014 SRP.

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

The following table summarizes UNIFI’s repurchases and retirements of its common stock under the 2018 SRP for the fiscal periods noted:

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal 2019	—	$—
Fiscal 2020 (through March 29, 2020)	84	$23.72
Total	84	$23.72	$48,008

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Repurchased shares are retired and have the status of authorized and unissued shares.  The cost of the repurchased shares is recorded as a reduction to common stock to the extent of the par value of the shares acquired and the remainder is allocated between capital in excess of par value and retained earnings, on a pro rata basis.

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

The following table provides information as of March 29, 2020 with respect to the number of securities remaining available for future issuance under the Amended 2013 Plan:

Authorized under the Amended 2013 Plan	1,250
Plus: Awards expired, forfeited or otherwise terminated unexercised	156
Less: Awards granted to employees	(425)
Less: Awards granted to non-employee directors	(117)
Available for issuance under the Amended 2013 Plan	864

Stock-based compensation units granted or issued was as follows:

	For the Nine Months Ended
	March 29, 2020	March 31, 2019
Stock options	83	223
Restricted stock units	77	74
Vested share units	24	47
Common stock	4	10

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

The following table presents details regarding UNIFI’s hedging activities:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Interest expense	$1,231	$1,256	$3,589	$4,078
Decrease in fair value of interest rate swaps	1,883	745	1,922	1,689
Impact of interest rate swaps to increase (decrease) interest expense	41	(111)	(7)	(217)

For the nine months ended March 29, 2020 and March 31, 2019, there were no significant changes to UNIFI’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

17.  Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 30, 2019	$(42,729)	$(500)	$(43,229)
Other comprehensive loss	(20,350)	(1,488)	(21,838)
Balance at March 29, 2020	$(63,079)	$(1,988)	$(65,067)

A summary of the after-tax effects of the components of other comprehensive loss, net for the three-month and nine-month periods ended March 29, 2020 and March 31, 2019 is included in the accompanying condensed consolidated statements of comprehensive loss.

18.  Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Net (loss) income	$(41,111)	$(1,529)	$(36,990)	$1,454
Basic weighted average shares	18,475	18,394	18,485	18,381
Net potential common share equivalents	—	—	—	361
Diluted weighted average shares	18,475	18,394	18,485	18,742
Excluded from diluted weighted average shares:
Anti-dilutive common share equivalents	403	359	371	388

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

19.  Investments in Unconsolidated Affiliates and Variable Interest Entities

As of March 29, 2020, UNIFI maintained investments in three entities classified as unconsolidated affiliates: PAL; U.N.F. Industries, Ltd. (“UNF”); and UNF America LLC (“UNFA”). UNIFI’s investment in PAL was $56,641 and UNIFI’s combined investments in UNF and UNFA were $2,213, each of which is reflected within investments in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.

Parkdale America, LLC

PAL is a limited liability company treated as a partnership for income tax reporting purposes.  UNIFI has accounted for this investment using the equity method of accounting.  PAL is subject to price risk related to anticipated fixed-price yarn sales.  To protect the gross margin of these sales, PAL may enter into cotton futures to manage changes in raw material prices. The derivative instruments used are listed and traded on an exchange and are valued using quoted prices classified within Level 1 of the fair value hierarchy.  As of March 29, 2020, PAL had no futures contracts designated as cash flow hedges.

As of March 29, 2020, UNIFI owned a 34% interest in PAL (the “PAL Investment”) and Parkdale, Incorporated (“Parkdale”) owned the majority 66% interest. During March 2020, UNIFI commenced negotiations to sell the PAL Investment to Parkdale. Such negotiations indicated that the fair value of the PAL Investment was less than UNIFI’s carrying value and UNIFI no longer intended to hold the PAL Investment to allow recovery of the carrying value. UNIFI recorded an other-than-temporary impairment of $45,194 to adjust the PAL Investment to fair value.

In April 2020, UNIFI and Parkdale finalized negotiations to sell UNIFI’s PAL Investment to Parkdale for $60,000. The March 29, 2020 adjusted carrying value, after recording the other-than-temporary impairment of the PAL Investment, was comprised of (i) $56,641 reflected in investments in unconsolidated affiliates and (ii) $3,359 of cumulative translation adjustments reflected in other comprehensive loss, totaling the $60,000 fair value. The transaction closed on April 29, 2020 and UNIFI received $60,000 in cash.

The reconciliation between UNIFI’s share of the underlying equity of PAL and its investment is as follows:

Underlying equity as of March 29, 2020	$119,926
Initial excess capital contributions	53,363
Impairment charge recorded by UNIFI in fiscal 2007	(74,106)
Anti-trust lawsuit against PAL in which UNIFI did not participate	2,652
Impairment charge recorded by UNIFI in fiscal 2020	(45,194)
Investment as of March 29, 2020	$56,641

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

UNIFI evaluated the events relating to the PAL Investment under the guidance in ASC 205 – Presentation of Financial Statements. Disposition of the PAL Investment (i) did not represent a strategic shift for UNIFI and (ii) did not meet the criteria to be recorded as a discontinued operation. Accordingly, UNIFI continues to record the financial statement impacts of the PAL Investment in continuing operations.

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

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The supply agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates.  As of March 29, 2020, UNIFI’s open purchase orders related to this supply agreement were $807.

UNIFI’s raw material purchases under this supply agreement consist of the following:

	For the Nine Months Ended
	March 29, 2020	March 31, 2019
UNF	$1,343	$1,478
UNFA	13,219	17,199
Total	$14,562	$18,677

As of March 29, 2020 and June 30, 2019, UNIFI had combined accounts payable due to UNF and UNFA of $2,724 and $1,728, respectively.

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

Condensed balance sheet and income statement information for UNIFI’s unconsolidated affiliates (including reciprocal balances) is presented in the tables below.  PAL was defined as significant and its information is separately disclosed. PAL has not met the criteria for segment reporting.

	As of March 29, 2020			As of June 30, 2019
	PAL	Other	Total	PAL	Other	Total
Current assets	$258,113	$6,716	$264,829	$299,610	$7,218	$306,828
Non-current assets	151,720	583	152,303	158,304	696	159,000
Current liabilities	54,513	2,873	57,386	70,875	4,069	74,944
Non-current liabilities	2,602	—	2,602	3,252	—	3,252
Shareholders’ equity and capital accounts	352,718	4,426	357,144	383,787	3,845	387,632

UNIFI’s portion of undistributed earnings	34,230	1,334	35,564	43,343	821	44,164

	For the Three Months Ended March 29, 2020			For the Three Months Ended March 31, 2019
	PAL	Other	Total	PAL	Other	Total
Net sales	$170,854	$4,076	$174,930	$225,160	$6,217	$231,377
Gross profit	12,182	392	12,574	8,638	1,149	9,787
Income from operations	7,747	8	7,755	3,868	733	4,601
Net income	9,811	74	9,885	4,142	740	4,882
Depreciation and amortization	8,647	23	8,670	9,285	48	9,333

Cash received by PAL under cotton rebate program	3,210	—	3,210	3,053	—	3,053
Earnings recognized by PAL for cotton rebate program	3,215	—	3,215	3,195	—	3,195

Distributions received	—	—	—	—	750	750

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	For the Nine Months Ended March 29, 2020			For the Nine Months Ended March 31, 2019
	PAL	Other	Total	PAL	Other	Total
Net sales	$531,669	$14,212	$545,881	$626,812	$19,256	$646,068
Gross profit	13,067	1,745	14,812	18,841	3,587	22,428
(Loss) income from operations	(554)	497	(57)	5,663	2,284	7,947
Net income	3,893	581	4,474	6,334	2,381	8,715
Depreciation and amortization	30,671	113	30,784	30,576	143	30,719

Cash received by PAL under cotton rebate program	10,366	—	10,366	8,773	—	8,773
Earnings recognized by PAL for cotton rebate program	9,569	—	9,569	9,444	—	9,444

Distributions received	10,437	—	10,437	130	1,250	1,380

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

Effective April 10, 2019, UK assumed sole remediator responsibility of the Kentec site pursuant to its contractual obligations with INVISTA and received $180 of net monitoring and reporting costs due from DuPont.  In connection with monitoring, UK expects to sample and report to DEQ annually. UNIFI expects minimal active site remediation may be required, but has no basis to determine any costs that may be associated with active remediation.

21.  Related Party Transactions

For details regarding the nature of certain related party relationships, see Note 25, “Related Party Transactions,” to the consolidated financial statements in the 2019 Form 10-K.

There were no related party receivables as of March 29, 2020 or June 30, 2019.

Related party payables consists of the following:

	March 29, 2020	June 30, 2019
Salem Leasing Corporation (included within accounts payable)	$403	$634
Salem Leasing Corporation (operating lease obligations)	1,578	—
Salem Leasing Corporation (finance lease obligations)	6,765	806
Total related party payables	$8,746	$1,440

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Related party transactions in excess of $120 include:

		For the Three Months Ended		For the Nine Months Ended
Affiliated Entity	Transaction Type	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Salem Leasing Corporation	Transportation equipment costs and finance lease debt service	$985	$1,006	$3,101	$3,046

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

•

The operations within the Asia Segment exhibit similar long-term economic characteristics and sell to similar customers utilizing similar methods of distribution primarily in Asia and Europe, which are outside of the NACA region. The Asia Segment primarily sources polyester-based products from third-party suppliers and sells to knitters and weavers that produce fabric for the apparel, automotive, home furnishings, automotive, industrial and other end-use markets principally in Asia.  The Asia Segment includes sales offices primarily in China.

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

Selected financial information is presented below:

	For the Three Months Ended March 29, 2020
	Polyester	Nylon	Brazil	Asia	All Other	Total
Net sales	$89,767	$20,567	$21,060	$38,621	$979	$170,994
Cost of sales	82,735	20,234	17,644	34,038	960	155,611
Gross profit	7,032	333	3,416	4,583	19	15,383
Segment depreciation expense	4,301	471	421	—	137	5,330
Segment Profit	$11,333	$804	$3,837	$4,583	$156	$20,713

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	For the Three Months Ended March 31, 2019
	Polyester	Nylon	Brazil	Asia	All Other	Total
Net sales	$95,745	$25,563	$25,110	$32,571	$1,000	$179,989
Cost of sales	90,941	23,251	22,334	28,730	942	166,198
Gross profit	4,804	2,312	2,776	3,841	58	13,791
Segment depreciation expense	3,858	516	420	—	47	4,841
Segment Profit	$8,662	$2,828	$3,196	$3,841	$105	$18,632

	For the Nine Months Ended March 29, 2020
	Polyester	Nylon	Brazil	Asia	All Other	Total
Net sales	$261,212	$57,853	$66,094	$132,496	$2,799	$520,454
Cost of sales	239,725	56,296	55,089	118,114	2,739	471,963
Gross profit	21,487	1,557	11,005	14,382	60	48,491
Segment depreciation expense	12,525	1,465	1,153	—	300	15,443
Segment Profit	$34,012	$3,022	$12,158	$14,382	$360	$63,934

	For the Nine Months Ended March 31, 2019
	Polyester	Nylon	Brazil	Asia	All Other	Total
Net sales	$281,665	$76,159	$76,257	$92,014	$3,216	$529,311
Cost of sales	265,748	69,671	62,654	80,317	2,955	481,345
Gross profit	15,917	6,488	13,603	11,697	261	47,966
Segment depreciation expense	12,047	1,576	1,146	—	190	14,959
Segment Profit	$27,964	$8,064	$14,749	$11,697	$451	$62,925

The reconciliations of segment gross profit to consolidated income (loss) before income taxes are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Polyester	$7,032	$4,804	$21,487	$15,917
Nylon	333	2,312	1,557	6,488
Brazil	3,416	2,776	11,005	13,603
Asia	4,583	3,841	14,382	11,697
All Other	19	58	60	261
Segment gross profit	15,383	13,791	48,491	47,966
Selling, general and administrative expenses	11,720	11,439	35,208	40,672
Provision for bad debts	580	218	331	381
Other operating (income) expense, net	(62)	1,359	900	1,218
Operating income	3,145	775	12,052	5,695
Interest income	(173)	(149)	(595)	(448)
Interest expense	1,231	1,256	3,589	4,078
Equity in earnings of unconsolidated affiliates	(3,526)	(1,873)	(1,904)	(3,126)
Impairment of investment in unconsolidated affiliate	45,194	—	45,194	—
Loss on extinguishment of debt	—	—	—	131
(Loss) income before income taxes	$(39,581)	$1,541	$(34,232)	$5,060

The reconciliations of segment total assets to consolidated total assets are as follows:

	March 29, 2020	June 30, 2019
Polyester	$295,192	$287,608
Nylon	50,905	57,055
Brazil	54,040	67,490
Asia	45,530	35,219
Segment total assets	445,667	447,372
Other current assets	7,235	10,327
Other PP&E	24,412	18,664
Other non-current operating lease assets	1,599	—
Other non-current assets	5,275	1,468
Investments in unconsolidated affiliates	58,854	114,320
Total assets	$543,042	$592,151

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

23.  Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Nine Months Ended
	March 29, 2020	March 31, 2019
Interest, net of capitalized interest of $86 and $178, respectively	$3,535	$4,053
Income tax payments, net	4,833	617

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds.

Non-Cash Investing and Financing Activities

As of March 29, 2020 and June 30, 2019, $619 and $1,329, respectively, were included in accounts payable for unpaid capital expenditures. As of March 31, 2019 and June 24, 2018, $2,205 and $3,187, respectively, were included in accounts payable for unpaid capital expenditures.

Non-cash investing and financing activities related to leases have been disclosed in Note 4, “Leases.”

24.  Subsequent Events

Global demand declines and decreased economic activity caused by the COVID-19 pandemic led to a decline in demand for UNIFI products. Accordingly, during the fourth quarter of fiscal 2020, UNIFI’s manufacturing operations have been reduced from recent production levels to adjust for the change in demand. UNIFI’s facilities in El Salvador are currently not operational in connection with temporary government mandates in that country.

As further disclosed in Note 19, “Investment in Unconsolidated Affiliates and Variable Interest Entities,” in April 2020, UNIFI and Parkdale finalized negotiations to sell UNIFI’s PAL Investment to Parkdale for $60,000. The transaction closed on April 29, 2020 and UNIFI received $60,000 in cash.

As further disclosed in Note 11, “Long-Term Debt,” in connection and concurrent with the sale of the PAL Investment, UNIFI entered into the Fourth Amendment to Amended and Restated Credit Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended March 29, 2020, while a reference to the “prior period” refers to the three-month period ended March 31, 2019.  A reference to the “current nine-month period” refers to the nine-month period ended March 29, 2020, while a reference to the “prior nine-month period” refers to the nine-month period ended March 31, 2019.  Such references may be accompanied by certain phrases for added clarity. The current period and the prior period each consisted of 13 weeks.  The current nine-month period and the prior nine-month period consisted of 39 weeks and 40 weeks, respectively.

Our discussions in this Item 2 focus on our results during, or as of, the three months and nine months ended March 29, 2020 and March 31, 2019, and, to the extent applicable, any material changes from the information discussed in the 2019 Form 10-K or other important intervening developments or information.  These discussions should be read in conjunction with the 2019 Form 10-K for more detailed and background information about our business, operations and financial condition. Discussion of unfavorable foreign currency translation is primarily associated with the weakening of the Brazilian Real (“BRL”) and the Chinese Renminbi (“RMB”) against the U.S. Dollar (“USD”).

All amounts, except per share amounts, are presented in thousands (000s), except as otherwise noted.

Overview and Significant General Matters

Underlying Business and Operational Overview for the Nine Months Ending March 29, 2020

UNIFI’s business focuses on delivering products and solutions to direct customers and brand partners throughout the world, leveraging our internal manufacturing capabilities and an enhanced global supply chain that delivers a diverse range of synthetic and recycled fibers and polymers. This strategic and synergistic focus includes three supporting pillars: (1) engaging in strategic relationships with like-minded entities, (2) growing our existing portfolio of technologies and capabilities and (3) expanding our supply chain to best serve our direct and indirect customers. UNIFI remains committed to this strategy, which we believe will increase profitability and generate improved cash flows from operations.

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

Significant general matters for the current period and the current nine-month period include the following, each of which is addressed in more detail below:

•	net sales for the current period decreased $8,995, or 5.0%, to $170,994, compared to $179,989 for the prior period;
•	net sales for the current nine-month period were $520,454, compared to $529,311 for the prior nine-month period;
•

revenues from PVA products for the current period grew approximately 5% compared to the prior period and represented 52% of consolidated net sales for the current period compared to 47% for the prior period;

•	gross margin was 9.0% for the current period, compared to 7.7% for the prior period and was 9.3% for the current nine-month period, compared to 9.1% for the prior nine-month period;
•	operating income was $3,145 for the current period, compared to $775 for the prior period and was $12,052 for the nine-month period, compared to $5,695 for the prior nine-month period;
•	UNIFI recorded an impairment charge of $45,194 in the current period in connection with the April 29, 2020 sale of the Company’s 34% interest in PAL; and
•	basic EPS was $(2.23) for the current period, compared to $(0.08) for the prior period and was $(2.00) for the current nine-month period, compared to $0.08 for the prior nine-month period.

During the current nine-month period, (i) the Polyester Segment faced suppressed demand for certain yarns across the industrial, automotive and apparel sectors, (ii) the Nylon Segment experienced lower revenues and gross margin in connection with two customers shifting certain programs to overseas garment production during calendar 2019 and (iii) the Brazil Segment experienced lower gross margin as market price declines in connection with declining raw material costs outpaced inventory turnover.

However, UNIFI achieved favorable operating results and overall improvement compared to the prior nine-month period, despite one fewer sales week in the NACA region.  The improvement was primarily attributable to (i) a declining raw material cost environment that benefited our Polyester Segment and (ii) lower selling, general and administrative expenses (“SG&A”) resulting from cost reduction efforts that began in the second half of fiscal 2019.

Additionally, UNIFI’s operating cash flows improved significantly during the current nine-month period primarily as a result of (i) comparatively less cash invested in inventories, which was influenced by lower raw material costs and (ii) $9,057 of increased distributions from equity affiliates.

UNIFI remains committed to pursuing relief from the competitive pressures that have resulted from the elevated levels of low-cost and subsidized polyester textured yarn entering the U.S. market from countries such as China and India. In connection with the anti-dumping and countervailing duties petitions we filed in October 2018, the U.S. Department of Commerce and the U.S. International Trade Commission completed their investigations and began imposing associated final duties on imports, subsequent to preliminary duties that were in effect from April 2019 to December 2019. Accordingly, subject imports from China and India are being assessed combined antidumping and countervailing duty rates of 97% and higher and 18% and higher, respectively, in addition to normal course duties in effect. The positive developments in our pursuit of relief from low-cost and subsidized imports are critical steps in our efforts to compete against imported yarns that have flooded the U.S. market in recent years. UNIFI will continue to monitor whether polyester textured yarn from China or India is being shipped through third-party countries and then entering the U.S. market to avoid the increased duties.

Discussion of the Global Coronavirus Pandemic in Calendar 2020

In March 2020, the World Health Organization declared the current coronavirus disease (“COVID-19”) outbreak a global pandemic. Through the current period and current nine-month period, the COVID-19 pandemic had no significant adverse impact on UNIFI’s business, although sales growth for our Asia Segment was temporarily slowed by the extensive government shutdown in China during the current period.

Efforts to contain the spread of COVID-19 intensified during March and April 2020, especially in the U.S. Several states, including North Carolina, where UNIFI’s primary manufacturing and administrative operations are located, have declared states of emergency. A number of national, state, and local governments also enacted temporary business closures, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. The local and global measures have significantly reduced economic activity and demand, thereby reducing overall demand for UNIFI’s products.

UNIFI’s U.S. manufacturing has continued operating as an essential business, allowing UNIFI to continue to serve customers that remain operational. However, UNIFI’s global manufacturing operations have adjusted to the declines in economic activity and global demand by reducing production from recent levels. UNIFI’s facilities in El Salvador are currently not operational in connection with temporary government mandates in that country. In an effort to protect the health and safety of our employees, customers and communities, UNIFI has taken proactive, aggressive action from the earliest signs of the outbreak in the U.S. by adopting social distancing and travel restriction policies for all locations.

Global measures taken to reduce the spread of COVID-19 have generated a significant decline in global business activity in the immediate term that may have a lasting impact on the global economy and consumer demand. The duration of the COVID-19 pandemic and its related impact on our businesses are currently unknown. UNIFI anticipates that the global disruption caused by COVID-19 has and will continue to negatively impact overall global demand and business activity, including for textiles in both the Americas and Asia.

Significant restoration of consumer spending and retail activity levels will be critical to both our end-markets and an economic rebound. UNIFI anticipates a rebound in global economic activity when COVID-19 is demonstrably contained.  The business impact of such a rebound will depend on the pace and effectiveness of the containment efforts deployed by various national, state, and local governments, along with the speed and effectiveness with which potential treatment and vaccine methods are deployed.

UNIFI will continue to monitor the COVID-19 pandemic, prioritizing the health and safety of employees, while delivering on customer demand, but we expect an adverse impact to the remainder of our fiscal 2020 and at least the first half of our fiscal 2021, based on the present factors and conditions.

Key Performance Indicators and Non-GAAP Financial Measures

UNIFI continuously reviews performance indicators to measure its success.  These performance indicators form the basis of management’s discussion and analysis included below:

•	sales volume and revenue for UNIFI and for each reportable segment;
•	gross profit and gross margin for UNIFI and for each reportable segment;
•	net income (loss) and diluted EPS;
•	Segment Profit, which equals segment gross profit plus segment depreciation expense;
•	unit conversion margin, which represents unit net sales price less unit raw material costs, for UNIFI and for each reportable segment;
•	working capital, which represents current assets less current liabilities;
•	Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which represents Net (loss) income before net interest expense, income tax expense and depreciation and amortization expense;
•

Adjusted EBITDA, which represents EBITDA adjusted to exclude equity in earnings of PAL, and, from time to time, certain other adjustments necessary to understand and compare the underlying results of UNIFI;

•

Adjusted Net Income (Loss), which represents Net (loss) income calculated under GAAP, adjusted to exclude certain amounts which management believes do not reflect the ongoing operations and performance of UNIFI and/or which are necessary to understand and compare the underlying results of UNIFI;

•	Adjusted EPS, which represents Adjusted Net Income (Loss) divided by UNIFI’s weighted average common shares outstanding;
•	Adjusted Working Capital, which equals receivables plus inventories and other current assets, less accounts payable and accrued expenses; and
•	Net Debt, which represents debt principal less cash and cash equivalents.

EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted EPS, Adjusted Working Capital and Net Debt (collectively, the “non-GAAP financial measures”) are not determined in accordance with GAAP and should not be considered a substitute for performance measures determined in accordance with GAAP. The calculations of the non-GAAP financial measures are subjective, based on management’s belief as to which items should be included or excluded in order to provide the most reasonable and comparable view of the underlying operating performance of the business. We may, from time to time, modify the amounts used to determine our non-GAAP financial measures. When applicable, management’s discussion and analysis includes specific consideration for items that comprise the reconciliations of its non-GAAP financial measures.

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

Management uses Adjusted Net Income (Loss) and Adjusted EPS (i) as measurements of net operating performance because they assist us in comparing such performance on a consistent basis, as they remove the impact of (a) items that we would not expect to occur as a part of our normal business on a regular basis and (b) components of the provision for income taxes that we would not expect to occur as a part of our underlying taxable operations; (ii) for planning purposes, including the preparation of our annual operating budget; and (iii) as measures in determining the value of other acquisitions and dispositions.

Management uses Adjusted Working Capital as an indicator of UNIFI’s production efficiency and ability to manage inventories and receivables.

Management uses Net Debt as a liquidity and leverage metric to determine how much debt would remain if all cash and cash equivalents were used to pay down debt principal.

Review of Results of Operations

Three Months Ended March 29, 2020 Compared to Three Months Ended March 31, 2019

Consolidated Overview

The components of Net loss, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts, are as follows:

	For the Three Months Ended
	March 29, 2020		March 31, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$170,994	100.0	$179,989	100.0	(5.0)
Cost of sales	155,611	91.0	166,198	92.3	(6.4)
Gross profit	15,383	9.0	13,791	7.7	11.5
SG&A	11,720	6.9	11,439	6.4	2.5
Provision for bad debts	580	0.3	218	0.1	166.1
Other operating (income) expense, net	(62)	—	1,359	0.8	(104.6)
Operating income	3,145	1.8	775	0.4	nm
Interest expense, net	1,058	0.6	1,107	0.6	(4.4)
Equity in earnings of unconsolidated affiliates	(3,526)	(2.1)	(1,873)	(1.1)	88.3
Impairment of investment in unconsolidated affiliate	45,194	26.4	—	—	nm
(Loss) income before income taxes	(39,581)	(23.1)	1,541	0.9	nm
Provision for income taxes	1,530	0.9	3,070	1.7	(50.2)
Net loss	$(41,111)	(24.0)	$(1,529)	(0.8)	nm

nm – Not meaningful

Net Sales

Consolidated net sales for the current period decreased by $8,995, or 5.0%, as compared to the prior period, primarily due (i) lower demand for our nylon products in the NACA region, (ii) lower average selling prices for our polyester products in connection with lower polyester raw material costs and (iii) unfavorable foreign currency translation. However, PVA product sales growth remained strong for the Asia Segment, despite the adverse impact of COVID-19 on that region’s production and distribution abilities.

Consolidated sales volumes increased 6.5%, primarily attributable to continued sales growth of REPREVE®-branded products, principally Chip and staple fiber in the Asia Segment, partially offset by lower yarn sales in the Nylon Segment. Sales in the Asia Segment continued to expand as our REPREVE® portfolio resonates with our brand partners that are focused on sustainable solutions.

We believe the incremental revenue generated in connection with our recently completed trade petitions relating to polyester textured yarn is helping to offset suppressed demand from certain market sectors. However, our Nylon Segment results reflect (i) two customers shifting certain programs to overseas garment production during calendar 2019 and (ii) the current global trend of declining demand for nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices decreased 11.5%, primarily attributable to (i) significant sales growth of Chip and staple fiber in the Asia Segment, which have lower average selling prices, (ii) a decline in higher-priced nylon product sales and (iii) sales price declines associated with polyester raw material cost changes and global pricing pressures.

PVA products at the end of the current period comprised 52% of consolidated net sales, up from 47% for fiscal 2019 and from 47% at the end of the prior period. Even with the relative growth in the proportion of PVA sales as a percentage of overall sales, customers may choose between various PVA products, some of which carry higher margins than others.  Accordingly, growth in PVA sales does not necessarily translate into higher margins or increased profitability on a consolidated basis.

Gross Profit

Gross profit for the current period increased by $1,592, or 11.5%, as compared to the prior period.

For the Polyester Segment, gross profit improved, primarily due to a more favorable sales mix and raw material cost environment during the current period. For the Asia Segment, gross profit increased as net sales increased but was partially offset by a greater mix of lower-priced product sales and the adverse impact of COVID-19 on that region’s production and distribution abilities.

For the Brazil Segment, gross profit increased primarily due to higher conversion margin from an improved sales mix and stabilized market pricing, partially offset by unfavorable foreign currency translation effects as the BRL weakened against the USD during the current period. For the Nylon Segment, gross profit decreased primarily due to lower revenues and weaker fixed cost absorption in connection with two customers shifting certain programs to overseas garment production during calendar 2019.

SG&A

SG&A changed insignificantly from the prior period to the current period, primarily as prior period SG&A benefited from compensation forfeitures due to executive officer departures in fiscal 2019.

Provision for Bad Debts

There was no significant activity reflected in the current period or the prior period for bad debts.

Other Operating (Income) Expense, Net

There was no significant activity reflected in the current period for other operating (income) expense, net. The prior period primarily reflects executive officer severance charges and foreign currency transaction losses.

Interest Expense, Net

There was no significant change in interest expense, net from the prior period to the current period. The components of consolidated interest expense, net were as follows:

	For the Three Months Ended
	March 29, 2020	March 31, 2019
Interest and fees on the ABL Facility	$977	$1,073
Other interest	223	183
Subtotal of interest on debt obligations	1,200	1,256
Other components of interest expense	31	—
Total interest expense	1,231	1,256
Interest income	(173)	(149)
Interest expense, net	$1,058	$1,107

Impairment of Investment in Unconsolidated Affiliate

As of March 29, 2020, UNIFI owned a 34% interest in PAL (the “PAL Investment”) and Parkdale, Incorporated (“Parkdale”) owned the majority 66% interest. During March 2020, UNIFI commenced negotiations to sell the PAL Investment to Parkdale. Such negotiations indicated that the fair value of the PAL Investment was less than UNIFI’s carrying value and UNIFI no longer intended to hold the PAL Investment to allow recovery of the carrying value. UNIFI recorded an other-than-temporary impairment of $45,194 to adjust the PAL Investment to fair value.

In April 2020, UNIFI and Parkdale finalized negotiations to sell UNIFI’s PAL Investment to Parkdale for $60,000. The March 29, 2020 adjusted carrying value, after recording the other-than-temporary impairment of the PAL Investment, was comprised of (i) $56,641 reflected in investments in unconsolidated affiliates and (ii) $3,359 of cumulative translation adjustments reflected in other comprehensive loss, totaling the $60,000 fair value. The transaction closed on April 29, 2020 and UNIFI received $60,000 in cash.

Equity in Earnings of Unconsolidated Affiliates

The components of equity in earnings of unconsolidated affiliates were as follows:

	For the Three Months Ended
	March 29, 2020	March 31, 2019
Earnings from PAL	$(3,336)	$(1,409)
Earnings from nylon joint ventures	(190)	(464)
Total equity in earnings of unconsolidated affiliates	$(3,526)	$(1,873)

As a percentage of consolidated (loss) income before income taxes	8.9%	121.5%

The comparative increase in earnings from PAL primarily reflects lower input costs and fixed costs. The comparative decrease in earnings from nylon joint ventures primarily reflects lower utilization in connection with lower sales volumes for the Nylon Segment.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Three Months Ended
	March 29, 2020	March 31, 2019
Provision for income taxes	$1,530	$3,070
Effective tax rate	(3.9)%	199.2%

The effective tax rate is subject to variation due to numerous factors, including variability in the amount of income before income taxes, the mix of income by jurisdiction, changes in deferred tax valuation allowances and changes in statutes, regulations and case law.  Additionally, the impacts of discrete and other rate impacting items are greater when income before income taxes is lower.

The significant change in the effective tax rate from the prior period to the current period is primarily attributable to (i) an impairment charge in the current period for which UNIFI does not expect to realize a future tax benefit, (ii) lower U.S. tax on GILTI in the current period and (iii) adjustments to enactment date tax reform impacts negatively impacting the prior period.

Net Loss

Net loss for the current period was $41,111, or $2.23 per share, compared to a net loss of $1,529 or $0.08 per share, for the prior period.  The decrease was primarily attributable to an impairment charge for the PAL Investment.  Excluding the impairment charge, UNIFI achieved comparably higher gross profit and a more favorable effective tax rate in the current period, while the prior period included executive officer severance charges and foreign currency transaction losses.

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net loss to EBITDA and Adjusted EBITDA were as follows:

	For the Three Months Ended
	March 29, 2020	March 31, 2019
Net loss	$(41,111)	$(1,529)
Interest expense, net	1,058	1,107
Provision for income taxes	1,530	3,070
Depreciation and amortization expense (1)	6,014	5,535
EBITDA	(32,509)	8,183

Equity in earnings of PAL	(3,336)	(1,409)
EBITDA excluding PAL	(35,845)	6,774

Impairment of investment in unconsolidated affiliate (2)	45,194	—
Adjusted EBITDA	$9,349	$6,774

(1)

Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. Within the accompanying condensed consolidated statements of cash flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.

(2)	In the third quarter of fiscal 2020, UNIFI recorded an impairment charge of $45,194 related to the sale of its 34% interest in PAL.

Adjusted EBITDA increased from the prior period to the current period, primarily as a result of (i) higher gross profit in the current period and (ii) executive officer severance charges and foreign currency transaction losses in the prior period.

Adjusted Net Income (Loss) and Adjusted EPS

The tables below set forth reconciliations of (i) Income before income taxes (“Pre-tax Income”), Provision for income taxes (“Tax Impact”) and Net (Loss) Income to Adjusted Net Income (Loss) and (ii) Basic EPS to Adjusted EPS.

	For the Three Months Ended March 29, 2020				For the Three Months Ended March 31, 2019
	Pre-tax (Loss) Income	Tax Impact	Net (Loss) Income	Basic EPS	Pre-tax Income	Tax Impact	Net Loss	Basic EPS
GAAP results	$(39,581)	$(1,530)	$(41,111)	$(2.23)	$1,541	$(3,070)	$(1,529)	$(0.08)
Impairment of investment in unconsolidated affiliate (1)	45,194	—	45,194	2.45	—	—	—	—
Adjusted results	$5,613	$(1,530)	$4,083	$0.22	$1,541	$(3,070)	$(1,529)	$(0.08)

Weighted average common shares outstanding				18,475				18,394
(1)	For the three months ended March 29, 2020, UNIFI recorded an impairment charge of $45,194 before tax, related to the sale of its 34% interest in PAL.

Adjusted Net Income (Loss) and Adjusted EPS improved from the prior period to the current period, primarily as a result of (i) higher gross profit in the current period, (ii) executive officer severance charges and foreign currency transaction losses in the prior period, (iii) higher earnings from PAL in the current period and (iv) a more favorable effective tax rate in the current period.

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

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Polyester Segment, were as follows:

	For the Three Months Ended
	March 29, 2020		March 31, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$89,767	100.0	$95,745	100.0	(6.2)
Cost of sales	82,735	92.2	90,941	95.0	(9.0)
Gross profit	7,032	7.8	4,804	5.0	46.4
Depreciation expense	4,301	4.8	3,858	4.0	11.5
Segment Profit	$11,333	12.6	$8,662	9.0	30.8

Segment net sales as a percentage of consolidated amounts	52.5%		53.2%
Segment Profit as a percentage of consolidated amounts	54.7%		46.5%

The change in net sales for the Polyester Segment was as follows:

Net sales for the prior period	$95,745
Net change in average selling price and sales mix	(3,743)
Decrease in underlying sales volumes	(2,235)
Net sales for the current period	$89,767

The decrease in net sales for the Polyester Segment from the prior period to the current period was primarily attributable to lower average selling prices in connection with lower raw material costs and moderate competitive pricing pressures. Textured yarn volume increases are recapturing market share from our recent trade actions, but such volume increases were offset by (i) weaker demand from certain customers in the industrial, automotive and apparel sectors and (ii) lower sales of partially oriented yarn due to greater internal consumption for conversion to textured yarn.

The change in Segment Profit for the Polyester Segment was as follows:

Segment Profit for the prior period	$8,662
Net increase in underlying margins	2,874
Decrease in underlying sales volumes	(203)
Segment Profit for the current period	$11,333

The increase in Segment Profit for the Polyester Segment from the prior period to the current period was primarily attributable to a more favorable sales mix and raw material cost environment.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Nylon Segment were as follows:

	For the Three Months Ended
	March 29, 2020		March 31, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$20,567	100.0	$25,563	100.0	(19.5)
Cost of sales	20,234	98.4	23,251	91.0	(13.0)
Gross profit	333	1.6	2,312	9.0	(85.6)
Depreciation expense	471	2.3	516	2.1	(8.7)
Segment Profit	$804	3.9	$2,828	11.1	(71.6)

Segment net sales as a percentage of consolidated amounts	12.0%		14.2%
Segment Profit as a percentage of consolidated amounts	3.9%		15.2%

The change in net sales for the Nylon Segment was as follows:

Net sales for the prior period	$25,563
Decrease in underlying sales volumes	(4,093)
Net change in average selling price and sales mix	(903)
Net sales for the current period	$20,567

The decrease in net sales for the Nylon Segment from the prior period to the current period was primarily attributable to (i) two customers shifting certain programs to overseas garment production during calendar 2019 and (ii) continued demand declines in certain nylon product categories.

The change in Segment Profit for the Nylon Segment was as follows:

Segment Profit for the prior period	$2,828
Net decrease in underlying margins	(1,571)
Decrease in underlying sales volumes	(453)
Segment Profit for the current period	$804

The decrease in Segment Profit for the Nylon Segment from the prior period to the current period was primarily attributable to lower sales and weaker fixed cost absorption, as described in the net sales analysis above.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Brazil Segment were as follows:

	For the Three Months Ended
	March 29, 2020		March 31, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$21,060	100.0	$25,110	100.0	(16.1)
Cost of sales	17,644	83.8	22,334	88.9	(21.0)
Gross profit	3,416	16.2	2,776	11.1	23.1
Depreciation expense	421	2.0	420	1.6	0.2
Segment Profit	$3,837	18.2	$3,196	12.7	20.1

Segment net sales as a percentage of consolidated amounts	12.3%		14.0%
Segment Profit as a percentage of consolidated amounts	18.5%		17.2%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior period	$25,110
Unfavorable foreign currency translation effects	(3,887)
Decrease in average selling price	(1,379)
Increase in sales volumes	1,216
Net sales for the current period	$21,060

The decrease in net sales for the Brazil Segment from the prior period to the current period was primarily attributable to unfavorable foreign currency translation effects and lower selling prices due to lower raw material costs.

The BRL weighted average exchange rate was 4.44 BRL/USD and 3.77 BRL/USD for the current period and the prior period, respectively.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior period	$3,196
Increase in underlying margins	979
Increase in sales volumes	150
Unfavorable foreign currency translation effects	(488)
Segment Profit for the current period	$3,837

The increase in Segment Profit for the Brazil Segment from the prior period to the current period was primarily attributable to higher conversion margin from an improved sales mix and stabilized market pricing, partially offset by unfavorable foreign currency translation effects as the BRL weakened significantly against the USD during the current period.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Asia Segment were as follows:

	For the Three Months Ended
	March 29, 2020		March 31, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$38,621	100.0	$32,571	100.0	18.6
Cost of sales	34,038	88.1	28,730	88.2	18.5
Gross profit	4,583	11.9	3,841	11.8	19.3
Depreciation expense	—	—	—	—	—
Segment Profit	$4,583	11.9	$3,841	11.8	19.3

Segment net sales as a percentage of consolidated amounts	22.6%		18.1%
Segment Profit as a percentage of consolidated amounts	22.1%		20.6%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior period	$32,571
Increase in sales volumes of Chip and staple fiber	6,315
Change in average selling price and sales mix	1,161
Unfavorable foreign currency translation effects	(1,044)
Change in sales volumes of other PVA products	(382)
Net sales for the current period	$38,621

The increase in net sales for the Asia Segment from the prior period to the current period was primarily attributable to higher sales volumes of REPREVE®-branded products, primarily Chip and staple fiber.

The RMB weighted average exchange rate was 6.98 RMB/USD and 6.75 RMB/USD for the current period and the prior period, respectively.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior period	$3,841
Increase in underlying margins and sales mix	815
Increase in sales volumes of Chip and staple fiber	448
Change in sales volumes of other PVA products	(354)
Unfavorable foreign currency translation effects	(167)
Segment Profit for the current period	$4,583

The increase in Segment Profit for the Asia Segment from the prior period to the current period was primarily attributable to the increase in sales volumes described in the net sales analysis above.

Review of Results of Operations

Nine Months Ended March 29, 2020 Compared to Nine Months Ended March 31, 2019

Consolidated Overview

The components of Net (loss) income, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts, are as follows:

	For the Nine Months Ended
	March 29, 2020		March 31, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$520,454	100.0	$529,311	100.0	(1.7)
Cost of sales	471,963	90.7	481,345	90.9	(1.9)
Gross profit	48,491	9.3	47,966	9.1	1.1
SG&A	35,208	6.8	40,672	7.7	(13.4)
Provision for bad debts	331	—	381	0.1	(13.1)
Other operating expense, net	900	0.2	1,218	0.2	(26.1)
Operating income	12,052	2.3	5,695	1.1	111.6
Interest expense, net	2,994	0.6	3,630	0.7	(17.5)
Equity in earnings of unconsolidated affiliates	(1,904)	(0.4)	(3,126)	(0.6)	(39.1)
Impairment of investment in unconsolidated affiliate	45,194	8.7	—	—	nm
Loss on extinguishment of debt	—	—	131	—	(100.0)
(Loss) income before income taxes	(34,232)	(6.6)	5,060	1.0	nm
Provision for income taxes	2,758	0.5	3,606	0.7	(23.5)
Net (loss) income	$(36,990)	(7.1)	$1,454	0.3	nm

nm – Not meaningful

Net Sales

Consolidated net sales for the current nine-month period were slightly lower in comparison to the prior nine-month period, as the impacts of (i) one fewer week of sales in the current nine-month period for our NACA operations, (ii) lower nylon sales volumes, (iii) lower average selling prices and (iv) unfavorable foreign currency translation were offset by the sales growth of PVA products and the Asia Segment.

Consolidated sales volumes increased 13.4%, primarily attributable to continued sales growth of REPREVE®-branded products, principally Chip and staple fiber in the Asia Segment, partially offset by (i) one fewer week of sales in the current nine-month period for our NACA operations and (ii) lower yarn sales in the Nylon Segment. Sales in the Asia Segment continued to expand, despite the adverse impacts from COVID-19, as our REPREVE® portfolio resonates with our brand partners that are focused on sustainable solutions.

We believe the incremental revenue generated in connection with our recently completed trade petitions relating to polyester textured yarn is helping to offset suppressed demand from certain market sectors. However, our Nylon Segment results reflect (i) two customers shifting certain programs to overseas garment production during calendar 2019 and (ii) the current global trend of declining demand for nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices decreased 15.1%, primarily attributable to (i) growth of Chip and staple fiber in the Asia Segment, which have lower average sales prices, (ii) a decline in higher-priced nylon product sales and (iii) sales price declines associated with lower polyester raw material costs.

PVA products at the end of the current nine-month period comprised 54% of consolidated net sales, up from 47% for fiscal 2019 and from 45% at the end of the prior nine-month period. Even with the relative growth in the proportion of PVA sales as a percentage of overall sales, customers may choose between various PVA products, some of which carry higher margins than others.  Accordingly, growth in PVA sales does not necessarily translate into higher margins or increased profitability on a consolidated basis.

Gross Profit

Gross profit for the current nine-month period increased by $525, or 1.1%, as compared to the prior nine-month period.

For the Polyester Segment, gross profit improved, primarily due to an improved conversion margin in connection with the comparative impact of (i) a declining raw material cost environment during the current nine-month period and (ii) an unfavorable raw material cost environment in the prior nine-month period. For the Asia Segment, gross profit increased as net sales increased, but was partially offset by a greater mix of lower-priced product sales.

For the Brazil Segment, gross profit decreased primarily due to (i) market price declines (in connection with declining raw material costs) outpacing inventory turnover and (ii) unfavorable foreign currency translation effects as the BRL weakened against the USD. For the Nylon Segment, gross profit decreased primarily due to weaker fixed cost absorption in connection with two customers shifting certain programs to overseas garment production during calendar 2019.

SG&A

The changes in SG&A were as follows:

SG&A for the prior nine-month period	$40,672
Decrease in professional fees and marketing expenses	(2,699)
Decrease in salaries and fringe expenses	(2,159)
Impact of an additional week in fiscal 2019	(841)
Change in cash-based incentive compensation expense	1,932
Other net decreases	(1,697)
SG&A for the current nine-month period	$35,208

SG&A decreased from the prior nine-month period to the current nine-month period primarily as a result of (i) lower professional fees and marketing expenses primarily due to cost reduction efforts undertaken during the fourth quarter of fiscal 2019 and (ii) lower compensation expenses in connection with fewer executive officers in the current nine-month period as compared to the prior nine-month period.

Provision for Bad Debts

There was no significant activity reflected in the current nine-month period or the prior nine-month period for bad debts.

Other Operating Expense, Net

Other operating expense, net primarily reflects severance expenses recorded in both the current nine-month period and the prior nine-month period.

Interest Expense, Net

The components of consolidated interest expense, net were as follows:

	For the Nine Months Ended
	March 29, 2020	March 31, 2019
Interest and fees on the ABL Facility	$3,026	$3,467
Other interest	463	563
Subtotal of interest on debt obligations	3,489	4,030
Other components of interest expense	100	48
Total interest expense	3,589	4,078
Interest income	(595)	(448)
Interest expense, net	$2,994	$3,630

Interest expense, net decreased from the prior nine-month period to the current nine-month period, primarily as a result of lower market interest rates on our variable-rate debt and a more favorable pricing structure on the ABL Facility in connection with the 2018 Amendment.

Impairment of Investment in Unconsolidated Affiliate

As of March 29, 2020, UNIFI owned a 34% interest in PAL (the “PAL Investment”) and Parkdale, Incorporated (“Parkdale”) owned the majority 66% interest. In April 2020, UNIFI and Parkdale finalized negotiations to sell UNIFI’s PAL Investment to Parkdale for $60,000. UNIFI recorded an impairment charge of $45,194 to adjust the PAL Investment to fair value. The transaction closed on April 29, 2020 and UNIFI received $60,000 in cash.

Equity in Earnings of Unconsolidated Affiliates

The components of equity in earnings of unconsolidated affiliates were as follows:

	For the Nine Months Ended
	March 29, 2020	March 31, 2019
Earnings from PAL	$(1,324)	$(2,154)
Earnings from nylon joint ventures	(580)	(972)
Total equity in earnings of unconsolidated affiliates	$(1,904)	$(3,126)

As a percentage of consolidated (loss) income before income taxes	5.6%	61.8%

The performance decline for unconsolidated affiliates was primarily attributable to lower operating leverage and, particularly for PAL, comparably higher costs.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Nine Months Ended
	March 29, 2020	March 31, 2019
Provision for income taxes	$2,758	$3,606
Effective tax rate	(8.1)%	71.3%

The effective tax rate is subject to variation due to numerous factors, including variability in the amount of income before income taxes, the mix of income by jurisdiction, changes in deferred tax valuation allowances, and changes in statutes, regulations and case law.  Additionally, the impacts of discrete and other rate impacting items are greater when income before income taxes is lower.

The significant change in the effective tax rate from the prior period to the current period is primarily attributable to (i) an impairment charge in the current period for which UNIFI does not expect to realize a future tax benefit, (ii) lower U.S. tax on GILTI in the current period and (iii) adjustments to enactment date tax reform impacts negatively impacting the prior period.

Net (Loss) Income

Net loss for the current nine-month period was $(36,990), or $(2.00) per share, compared to net income of $1,454, or $0.08 per share, for the prior nine-month period. The decrease was primarily attributable to the impairment charge for the PAL Investment. Excluding the impairment charge, net income improved over the prior nine-month period primarily due to lower SG&A.

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net income to EBITDA and Adjusted EBITDA were as follows:

	For the Nine Months Ended
	March 29, 2020	March 31, 2019
Net (loss) income	$(36,990)	$1,454
Interest expense, net	2,994	3,630
Provision for income taxes	2,758	3,606
Depreciation and amortization expense (1)	17,499	17,015
EBITDA	(13,739)	25,705

Equity in earnings of PAL	(1,324)	(2,154)
EBITDA excluding PAL	(15,063)	23,551

Impairment of investment in unconsolidated affiliate (2)	45,194	—
Facility shutdown costs (3)	383	—
Adjusted EBITDA	$30,514	$23,551

(1)

Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. Within the accompanying condensed consolidated statements of cash flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.

(2)	In the third quarter of fiscal 2020, UNIFI recorded an impairment charge for the PAL Investment.
(3)	In the second quarter of fiscal 2020, UNIFI commenced a wind-down plan for its operations in Sri Lanka. The adjustment primarily reflects accrued severance and exit costs.

Adjusted EBITDA increased from the prior nine-month period to the current nine-month period, primarily as a result of lower SG&A.

Adjusted Net Income and Adjusted EPS

The tables below set forth reconciliations of (i) Income before income taxes (“Pre-tax Income”), Provision for income taxes (“Tax Impact”) and Net (Loss) Income to Adjusted Net Income and (ii) Basic EPS to Adjusted EPS.

	For the Nine Months Ended March 29, 2020				For the Nine Months Ended March 31, 2019
	Pre-tax (Loss) Income	Tax Impact	Net (Loss) Income	Basic EPS	Pre-tax Income	Tax Impact	Net Income	Basic EPS
GAAP results	$(34,232)	$(2,758)	$(36,990)	$(2.00)	$5,060	$(3,606)	$1,454	$0.08
Impairment of investment in unconsolidated affiliate (1)	45,194	—	45,194	2.44	—	—	—	—
Adjusted results	$10,962	$(2,758)	$8,204	$0.44	$5,060	$(3,606)	$1,454	$0.08

Weighted average common shares outstanding				18,485				18,381
(1)	For the nine months ended March 29, 2020, UNIFI recorded an impairment charge of $45,194 before tax, related to the sale of its 34% interest in PAL.

Adjusted Net Income and Adjusted EPS increased from the prior period to the current period, primarily as a result of (i) lower SG&A and (ii) a more favorable effective tax rate in the current nine-month period.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current nine-month period.  As noted in the 2019 Form 10-K, segment gross profit includes the effect of certain technology-related expenses charged by the Polyester Segment to the Asia Segment. Such amounts are recorded as a benefit to cost of sales for the Polyester Segment and a charge to cost of sales for the Asia Segment, thereby impacting gross profit for each segment. The prior nine-month period segment results have been revised to reflect comparability for this change.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts for the Polyester Segment, were as follows:

	For the Nine Months Ended
	March 29, 2020		March 31, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$261,212	100.0	$281,665	100.0	(7.3)
Cost of sales	239,725	91.8	265,748	94.3	(9.8)
Gross profit	21,487	8.2	15,917	5.7	35.0
Depreciation expense	12,525	4.8	12,047	4.2	4.0
Segment Profit	$34,012	13.0	$27,964	9.9	21.6

Segment net sales as a percentage of consolidated amounts	50.2%		53.2%
Segment Profit as a percentage of consolidated amounts	53.2%		44.4%

The change in net sales for the Polyester Segment was as follows:

Net sales for the prior nine-month period	$281,665
Net change in average selling price and sales mix	(9,311)
Decrease due to an additional week of sales in fiscal 2019	(6,868)
Decrease in underlying sales volumes	(4,274)
Net sales for the current nine-month period	$261,212

The decrease in net sales for the Polyester Segment from the prior nine-month period to the current nine-month period was primarily attributable to (i) lower average selling prices associated with polyester raw material cost changes, (ii) one fewer week of sales in the current nine-month period and (iii) lower sales of Flake due to increased internal consumption.

The change in Segment Profit for the Polyester Segment was as follows:

Segment Profit for the prior nine-month period	$27,964
Net increase in underlying margins	6,767
Decrease in underlying sales volumes	(431)
Decrease due to an additional week of sales in fiscal 2019	(288)
Segment Profit for the current nine-month period	$34,012

The increase in Segment Profit for the Polyester Segment from the prior nine-month period to the current nine-month period was primarily attributable to an improved conversion margin in connection with the comparative impact of (i) a declining raw material cost environment during the current nine-month period and (ii) an unfavorable raw material cost environment in the prior nine-month period.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts for the Nylon Segment were as follows:

	For the Nine Months Ended
	March 29, 2020		March 31, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$57,853	100.0	$76,159	100.0	(24.0)
Cost of sales	56,296	97.3	69,671	91.5	(19.2)
Gross profit	1,557	2.7	6,488	8.5	(76.0)
Depreciation expense	1,465	2.5	1,576	2.1	(7.0)
Segment Profit	$3,022	5.2	$8,064	10.6	(62.5)

Segment net sales as a percentage of consolidated amounts	11.1%		14.4%
Segment Profit as a percentage of consolidated amounts	4.7%		12.8%

The change in net sales for the Nylon Segment was as follows:

Net sales for the prior nine-month period	$76,159
Decrease in underlying sales volumes	(15,407)
Decrease due to an additional week of sales in fiscal 2019	(2,114)
Net change in average selling price and sales mix	(785)
Net sales for the current nine-month period	$57,853

The decrease in net sales for the Nylon Segment from the prior nine-month period to the current nine-month period was primarily attributable to (i) continued demand declines in certain nylon product categories, (ii) two customers shifting certain programs to overseas garment production during calendar 2019 and (iii) an additional week of sales in the prior nine-month period.

The change in Segment Profit for the Nylon Segment was as follows:

Segment Profit for the prior nine-month period	$8,064
Net decrease in underlying margins	(3,208)
Decrease in underlying sales volumes	(1,637)
Decrease due to an additional week of sales in fiscal 2019	(197)
Segment Profit for the current nine-month period	$3,022

The decrease in Segment Profit for the Nylon Segment from the prior nine-month period to the current nine-month period was primarily attributable to lower sales and weaker fixed cost absorption, as described in the net sales analysis above.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts for the Brazil Segment were as follows:

	For the Nine Months Ended
	March 29, 2020		March 31, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$66,094	100.0	$76,257	100.0	(13.3)
Cost of sales	55,089	83.3	62,654	82.2	(12.1)
Gross profit	11,005	16.7	13,603	17.8	(19.1)
Depreciation expense	1,153	1.7	1,146	1.5	0.6
Segment Profit	$12,158	18.4	$14,749	19.3	(17.6)

Segment net sales as a percentage of consolidated amounts	12.7%		14.4%
Segment Profit as a percentage of consolidated amounts	19.0%		23.4%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior nine-month period	$76,257
Unfavorable foreign currency translation effects	(5,892)
Decrease in average selling price	(5,386)
Increase in sales volumes	1,115
Net sales for the current nine-month period	$66,094

The decrease in net sales for the Brazil Segment from the prior nine-month period to the current nine-month period was primarily attributable to unfavorable foreign currency translation effects, along with lower selling prices associated with declining raw material costs and competitive pricing pressures.

The BRL weighted average exchange rate was 4.17 BRL/USD and 3.85 BRL/USD for the current nine-month period and the prior nine-month period, respectively.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior nine-month period	$14,749
Decrease in underlying margins	(1,909)
Unfavorable foreign currency translation effects	(899)
Increase in sales volumes	217
Segment Profit for the current nine-month period	$12,158

The decrease in Segment Profit for the Brazil Segment from the prior nine-month period to the current nine-month period was primarily attributable to competitive pricing pressures during a declining raw material cost environment and unfavorable foreign currency translation. For the Brazil Segment, declining raw material costs place immediate downward market pressure on selling prices and, since the Brazil Segment’s supply chain is generally longer, average inventory costs decline slower than selling prices. Additionally, the Brazil Segment accelerated certain raw material purchases in the fourth quarter of fiscal 2019, which exacerbated the above impact.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts for the Asia Segment were as follows:

	For the Nine Months Ended
	March 29, 2020		March 31, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$132,496	100.0	$92,014	100.0	44.0
Cost of sales	118,114	89.1	80,317	87.3	47.1
Gross profit	14,382	10.9	11,697	12.7	23.0
Depreciation expense	—	—	—	—	—
Segment Profit	$14,382	10.9	$11,697	12.7	23.0

Segment net sales as a percentage of consolidated amounts	25.5%		17.4%
Segment Profit as a percentage of consolidated amounts	22.5%		18.6%
The change in net sales for the Asia Segment was as follows:

Net sales for the prior nine-month period	$92,014
Increase in sales volumes of Chip and staple fiber	34,530
Net increase in sales volumes of other PVA products	8,419
Change in average selling price and sales mix	41
Unfavorable foreign currency translation effects	(2,508)
Net sales for the current nine-month period	$132,496

The increase in net sales for the Asia Segment from the prior nine-month period to the current nine-month period was primarily attributable to higher sales volumes of REPREVE®-branded products, primarily Chip and staple fiber, partially offset by (i) the impact of lower-priced Chip and staple fiber sales on average selling price and sales mix and (ii) unfavorable foreign currency translation effects due to the comparable weakening of the RMB.

The RMB weighted average exchange rate was 7.02 RMB/USD and 6.82 RMB/USD for the current nine-month period and the prior nine-month period, respectively.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior nine-month period	$11,697
Increase in sales volumes of Chip and staple fiber	3,084
Net increase in sales volumes of other PVA products	169
Unfavorable foreign currency translation effects	(421)
Decrease in underlying margins and sales mix	(147)
Segment Profit for the current nine-month period	$14,382

The increase in Segment Profit for the Asia Segment from the prior nine-month period to the current nine-month period was primarily attributable to the increase in sales volumes and related sales mix change described in the net sales analysis above.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service and share repurchases.  UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver of its credit facility.  For the current nine-month period, cash generated from operations was $32,105, and, at March 29, 2020, excess availability under the ABL Revolver was $47,793.

As of March 29, 2020, all of UNIFI’s $133,711 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed. The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital and total debt obligations as of March 29, 2020 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$347	$33,046	$33,393
Borrowings available under financing arrangements	47,793	—	47,793
Liquidity	$48,140	$33,046	$81,186

Working capital	$87,262	$97,848	$185,110
Total debt obligations	$133,711	$—	$133,711

COVID-19 Impact on Liquidity

Because global economic activity slowed within a short period of time, the COVID-19 pandemic has introduced liquidity risk that was not present prior to calendar 2020. UNIFI believes that aggressive and prudent actions are necessary to preserve liquidity in the current economic environment, which is pressured by significant global demand declines that began in the current period and which are expected to continue for the remainder of calendar 2020 and potentially beyond. Accordingly, to minimize further disruption to operations, UNIFI has prioritized health and safety measures that include suspending travel and group meetings, enforcing social distancing and healthy habits, increased sanitation and disinfection and increased wellness monitoring. Additionally, the following aid in reducing risk and ensuring adequate cash is available to fund ongoing operations and obligations:

•	Participating in the supply chain for personal protective equipment necessary for our first responders, healthcare personnel, and military.
•	Reducing future capital expenditures while prioritizing safety and maintenance.
•	Capitalizing on raw material pricing, which remains at low levels and aids short-term working capital and liquidity.
•	Implementing a strategic reduction in manufacturing operations to support critical businesses and manage working capital.
•	Lowering discretionary expenses that focus on long-term returns, such as marketing, event and other commercial expenses.
•	Maintaining significant cash reserves from the proceeds from the PAL Investment sale.

While we currently expect these measures to provide adequate liquidity under the currently anticipated pressures of the pandemic, should global demand and economic activity remain subdued beyond the short term, UNIFI maintains the ability to (i) utilize aid and lending programs from governmental entities, (ii) seek additional credit or financing arrangements or extensions and (iii) explore further cost reduction initiatives to preserve cash and secure the longevity of the business and operations. Further, we do not currently expect our cost of or access to capital and funding sources to materially change as a result of the COVID-19 pandemic.

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

In connection and concurrent with the sale of UNIFI’s 34% interest in PAL on April 29, 2020, UNIFI entered into the Fourth Amendment to Amended and Restated Credit Agreement (“Fourth Amendment”).  The Fourth Amendment among other things:  (i) revised the definition of permitted dispositions within the Credit Agreement to include the sale by Unifi Manufacturing, Inc. of its equity interest in PAL so long as the aggregate net cash proceeds received equaled or exceeded $60,000 and such sale occurred on or before May 15, 2020;  (ii) revised the terms of the Credit Agreement to allow (a) the net cash proceeds from the sale of PAL to be applied to the outstanding principal amount of the ABL Revolver until paid in full and (b) remaining net cash proceeds held by UNIFI, so long as certain conditions are met; and (iii) revised the terms of the Credit Agreement to allow the lenders to make changes to the benchmark interest rate without further amendment should LIBOR temporarily or permanently cease to exist and a transition to a new benchmark interest rate such as the Secured Overnight Financing Rate (“SOFR”) be required for future ABL facility borrowings.

UNIFI currently utilizes variable-rate borrowings under the ABL Facility that are made with reference to USD LIBOR Rate Loans and is party to LIBOR-based interest rate swaps. Management recognizes the potential challenges posed by the previously announced termination of LIBOR. The Credit Agreement, as amended, includes fallback language to allow for a conversion of LIBOR Rate Loans to a mutually agreed upon alternative rate of interest, such as the Secured Overnight Financing Rate. Management will continue to monitor the potential termination of LIBOR and the potential impact on UNIFI’s operations. However, management does not expect (i) significant efforts are necessary to accommodate a termination of LIBOR or (ii) a significant impact to UNIFI’s operations upon a termination of LIBOR.

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

If excess availability under the ABL Revolver falls below the Trigger Level (as defined in the Credit Agreement), a financial covenant requiring the Loan Parties to maintain a Fixed Charge Coverage Ratio on a quarterly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of March 29, 2020 was $23,750. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on share repurchases and the payment of dividends. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

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

As of March 29, 2020, UNIFI was in compliance with all financial covenants in the Credit Agreement and the excess availability under the ABL Revolver was $47,793.  At March 29, 2020, the Fixed Charge Coverage Ratio was 0.94 to 1.00 and UNIFI had $200 of standby letters of credit, none of which had been drawn upon. Management maintains the capability to quickly and easily improve the Fixed Charge Coverage Ratio utilizing existing cash and cash equivalents.

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

Summary of Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	March 29, 2020	March 29, 2020	June 30, 2019
ABL Revolver	December 2023	2.2%	$30,900	$19,400
ABL Term Loan (1)	December 2023	3.1%	90,000	97,500
Finance lease obligations	(2)	3.6%	12,811	11,118
Total debt			133,711	128,018
Current ABL Term Loan			(10,000)	(10,000)
Current portion of finance lease obligations			(4,112)	(5,519)
Unamortized debt issuance costs			(772)	(958)
Total long-term debt			$118,827	$111,541

(1)     Includes the effects of interest rate swaps.

(2)     Scheduled maturity dates for finance lease obligations range from June 2020 to November 2027, as further outlined in Note 4, “Leases.”

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2020, the following four fiscal years and thereafter:

	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter
ABL Revolver	$—	$—	$—	$—	$30,900	$—
ABL Term Loan	2,500	10,000	10,000	10,000	57,500	—
Finance lease obligations	1,429	3,563	3,388	1,094	1,132	2,205
Total	$3,929	$13,563	$13,388	$11,094	$89,532	$2,205

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	March 29, 2020	June 30, 2019
Long-term debt	$118,827	$111,541
Current portion of long-term debt	14,112	15,519
Unamortized debt issuance costs	772	958
Debt principal	133,711	128,018
Less: cash and cash equivalents	33,393	22,228
Net Debt	$100,318	$105,790

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measures)

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	March 29, 2020	June 30, 2019
Cash and cash equivalents	$33,393	$22,228
Receivables, net	86,376	88,884
Inventories	124,146	133,781
Income taxes receivable	589	4,373
Other current assets	18,477	16,356
Accounts payable	(40,862)	(41,796)
Accrued expenses	(15,347)	(16,849)
Other current liabilities	(21,662)	(16,088)
Working capital	$185,110	$190,889

Less: Cash and cash equivalents	(33,393)	(22,228)
Less: Income taxes receivable	(589)	(4,373)
Less: Other current liabilities	21,662	16,088
Adjusted Working Capital	$172,790	$180,376

Working capital decreased from $190,889 as of June 30, 2019 to $185,110 as of March 29, 2020, while Adjusted Working Capital decreased from $180,376 to $172,790.

The increase in cash and cash equivalents was driven by the operating cash flows generated by our foreign operations. The decrease in receivables, net was primarily attributable to the timing of cash receipts. The decrease in inventories was primarily attributable to the impact of lower raw material costs, partially offset by an increase in inventory units. The decrease in income taxes receivable was due to the timing and magnitude of tax impacts recognized in the current period, primarily relating to changes in deferred taxes. The increase in other current assets was primarily due to the timing of contract assets revenue recognition. The decrease in accounts payable was primarily attributable to the timing of purchase and payment activity. The decrease in accrued expenses was primarily attributable to (i) the timing of payroll and variable compensation accruals and payments and (ii) severance payments made during fiscal 2020, partially offset by an increase in deferred revenue for increased sales activity in the Asia Segment. The increase in other current liabilities primarily reflects an increase in income taxes payable due to the timing and magnitude of tax impacts recognized in the current period.

Capital Projects

During the current nine-month period, UNIFI invested $14,971 in capital projects, primarily relating to (i) further improvements in production capabilities and technology enhancements in the Americas and (ii) routine annual maintenance capital expenditures.  Maintenance capital expenditures are necessary to support UNIFI’s current operations, capacities and capabilities and exclude expenses relating to repairs and costs that do not extend an asset’s useful life.

For the remainder of fiscal 2020 and in response to the adverse liquidity impacts of COVID-19, we have reduced our expected capital project outlay for fiscal 2020. We now expect to invest approximately $4,000 in capital projects during the fourth quarter of fiscal 2020 for an aggregate annual estimate of approximately $19,000, with a priority on safety and maintenance capital expenditures to allow continued efficient production.

The total amount ultimately invested for fiscal 2020 could be more or less than the currently estimated amount depending on the timing and scale of contemplated initiatives and is expected to be funded by a combination of cash flows from operations and borrowings under the ABL Revolver.  UNIFI expects recent and future capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

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

As of March 29, 2020, UNIFI repurchased a total of 84 shares, at an average price of $23.72 (for a total of $1,994 inclusive of commission costs) pursuant to the 2018 SRP.  $48,008 remains available under the 2018 SRP as of March 29, 2020.

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

	For the Nine Months Ended
	March 29, 2020	March 31, 2019
Net (loss) income	$(36,990)	$1,454
Equity in earnings of unconsolidated affiliates	(1,904)	(3,126)
Depreciation and amortization expense	17,685	17,242
Impairment of investment in unconsolidated affiliate	45,194	—
Non-cash compensation expense	2,510	2,758
Deferred income taxes	(10,029)	(190)
Subtotal	16,466	18,138

Distributions received from unconsolidated affiliates	10,437	1,380
Change in inventories	2,126	(13,409)
Other changes in assets and liabilities	3,076	(7,626)
Net cash provided by (used in) operating activities	$32,105	$(1,517)

The increase in net cash provided by (used in) operating activities from the prior nine-month period was primarily due to (i) $10,437 of distributions received from PAL in the current nine-month period and (ii) the impact on working capital of a more favorable raw material cost environment.

Cash Used in Investing Activities and Financing Activities

UNIFI utilized $14,936 for investing activities and utilized $3,092 for financing activities during the current nine-month period.

Investing activities include $14,971 for capital expenditures, which primarily relate to ongoing maintenance capital expenditures along with production capabilities and technology enhancements in the Americas.

Financing activities include net payments against the ABL Facility and finance leases during fiscal 2020 and $1,994 for share repurchases.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities.  As of March 29, 2020, UNIFI had borrowings under its ABL Revolver and ABL Term Loan that totaled $120,900 and contain variable rates of interest; however, UNIFI hedges a significant portion of such interest rate variability using interest rate swaps.  After considering the variable rate debt obligations that have been hedged and UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point increase in LIBOR as of March 29, 2020 would result in an increase in annual interest expense of less than $300.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies.  Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange rate risk.  UNIFI may enter into foreign currency forward contracts to hedge this exposure.  UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of March 29, 2020, UNIFI had no outstanding foreign currency forward contracts.

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

As of March 29, 2020, UNIFI’s foreign subsidiaries, whose functional currency is other than the USD, held approximately 18.5% of UNIFI’s consolidated total assets. UNIFI does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of March 29, 2020, $27,398, or 82.0%, of UNIFI’s cash and cash equivalents was held outside the U.S., of which $9,742 was held in USD, $6,318 was held in RMB and $11,150 was held in BRL. Approximately $5,400 of USD were held inside the U.S. by a foreign subsidiary.

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

During the first nine months of fiscal 2020, UNIFI experienced a favorable, declining raw material cost environment, in contrast to a generally elevated raw material cost environment in fiscal 2019 and 2018. However, our raw material costs remain subject to the volatility described above and, should raw material costs spike unexpectedly, UNIFI’s results of operations and cash flows are likely to be adversely impacted.

Other Risks

UNIFI is also exposed to political risk, including changing laws and regulations governing international trade, such as quotas, tariffs and tax laws.  The degree of impact and the frequency of these events cannot be predicted.

Item 4.	Controls and Procedures

As of March 29, 2020, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended March 29, 2020 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

In addition to the risk factors previously disclosed in the 2019 Form 10-K, the following risk factor was identified:

Catastrophic or extraordinary events, including epidemics or pandemics such as the recent coronavirus disease (“COVID-19”), could disrupt global economic activity and/or demand and negatively impact our financial performance and results of operations.

In March 2020, the World Health Organization declared the current coronavirus disease (“COVID-19”) outbreak a global pandemic.

Global measures taken to reduce the spread of COVID-19 have generated a significant decline in global business activity in the immediate term that may have a lasting impact on the global economy and consumer demand. The duration of the COVID-19 pandemic and its related impact on our businesses are currently unknown. UNIFI anticipates that the global disruption caused by COVID-19 has impacted and will continue to impact overall global demand and business activity negatively, especially for textiles in both the Americas and Asia.

Significant restoration of consumer spending and retail activity levels will be critical to both our end-markets and an economic rebound. UNIFI anticipates a rebound in global economic activity when COVID-19 is demonstrably contained.  The business impact of such a rebound will depend on the pace and effectiveness of the containment efforts deployed by various national, state, and local governments, along with the speed and effectiveness with which potential treatment and vaccine methods are deployed.

UNIFI will continue to monitor the COVID-19 pandemic by prioritizing health and safety while delivering on customer demand, but we expect an adverse impact to the remainder of our fiscal 2020 and the first half of our fiscal 2021 based on the present factors and conditions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable.

(c) The following table summarizes UNIFI’s purchases of its common stock during the fiscal quarter ended March 29, 2020, all of which purchases were made under the 2018 SRP approved by the Board on October 31, 2018, under which UNIFI is authorized to acquire up to $50,000 of common stock.  The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/30/19 – 1/29/20	—	$—	—	$50,000
1/30/20 – 2/29/20	84	$23.72	84	48,008
3/1/20 – 3/29/20	—	$—	—	48,008
Total	84	$23.72	84

Repurchases are subject to applicable limitations and requirements set forth in the ABL Facility. For additional information, including information regarding limitations on payment of dividends and share repurchases, see Note 13, “Long-Term Debt” contained in UNIFI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

101+

The following financial information (unaudited) from Unifi, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020, filed May 7, 2020, formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: May 7, 2020	By:	/s/ CRAIG A. CREATURO
Craig A. Creaturo
Executive Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)