Form 10-K
period 2020-06-28
UNIFI INC
filed 2020-08-26
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2020

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

As of December 27, 2019, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $347,803,889.  The registrant has no non-voting stock.

As of August 20, 2020, the number of shares of the registrant’s common stock outstanding was 18,446,554.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2020 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals.  Statements expressing expectations regarding our future, or projections or estimates relating to products, sales, revenues, expenditures, costs, strategies, initiatives or earnings, are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on management’s beliefs, assumptions and expectations about our future performance, considering the information currently available to management.  The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “strive” and words of similar import, or the negative of such words, identify or signal the presence of forward-looking statements.  These statements are not statements of historical fact; and they involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition that we express or imply in any forward-looking statement.  Factors that could contribute to such differences include, but are not limited to:

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
•

the disruption of operations, global demand, or financial performance as a result of catastrophic or extraordinary events, including epidemics or pandemics such as the recent strain of coronavirus (“COVID-19”);

•	the success of the Company’s strategic business initiatives;
•	the volatility of financial and credit markets;
•	the ability to service indebtedness and fund capital expenditures and strategic business initiatives;
•	the availability of and access to credit on reasonable terms;
•	changes in foreign currency exchange, interest and inflation rates;
•	fluctuations in production costs;
•	the ability to protect intellectual property;
•	the strength and reputation of our brands;
•	employee relations;
•	the ability to attract, retain and motivate key employees;
•	the impact of environmental, health and safety regulations;
•	the impact of tax laws, the judicial or administrative interpretations of tax laws and/or changes in such laws or interpretations;
•	the operating performance of joint ventures and other equity method investments;
•	the accurate financial reporting of information from equity method investees; and
•	other factors discussed below in “Item 1A. Risk Factors” or in the Company’s other periodic reports and information filed with the Securities and Exchange Commission (“SEC”).

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

FOR THE FISCAL YEAR ENDED JUNE 28, 2020

Fiscal Year

The fiscal year for Unifi, Inc., its domestic subsidiaries and its subsidiary in El Salvador ends on the Sunday in June or July nearest June 30 of each year. During fiscal 2019, Unifi, Inc. changed its fiscal year end from the last Sunday in June to the Sunday in June or July nearest June 30 of each year.

Unifi, Inc.’s fiscal 2020, 2019 and 2018 ended on June 28, 2020, June 30, 2019 and June 24, 2018, respectively. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal years end on June 30. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal year end and such wholly owned subsidiaries’ subsequent fiscal year ends. Unifi, Inc.’s fiscal 2020 and 2018 each consisted of 52 weeks, while fiscal 2019 consisted of 53 weeks.

Presentation

All amounts, except per share amounts, are presented in thousands (000s), unless otherwise noted.

PART I

Item 1.Business

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “UNIFI,” the “Company,” “we,” “us” or “our”), is a multinational company that manufactures and sells innovative recycled and synthetic products made from polyester and nylon primarily to other yarn manufacturers and knitters and weavers (UNIFI’s direct customers) that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets (UNIFI’s indirect customers).  We refer to these indirect customers as “brand partners.” Polyester products include partially oriented yarn (“POY”), textured, solution and package dyed, twisted, beamed and draw wound yarns, and each is available in virgin or recycled varieties. Recycled solutions, made from both pre-consumer and post-consumer waste, include plastic bottle flake (“Flake”), polyester polymer beads (“Chip”) and staple fiber.  Nylon products include virgin or recycled textured, solution dyed and spandex covered yarns.

UNIFI maintains one of the textile industry’s most comprehensive product offerings that include a range of specialized, value-added and commodity solutions, with principal geographic markets in the Americas, Asia and Europe. UNIFI has direct manufacturing operations in four countries and participates in joint ventures with operations in Israel and the United States (“U.S.”).

UNIFI has four reportable segments:

•

The Polyester Segment primarily sells polyester-based products to other yarn manufacturers and knitters and weavers that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial and other end‑use markets.  The Polyester Segment consists of sales and manufacturing operations in the U.S. and El Salvador.

•

The Asia Segment primarily sells polyester-based products to knitters and weavers that produce fabric for the apparel, home furnishings, automotive, industrial and other end-use markets principally in Asia. The Asia Segment includes sales offices in China, Turkey and Hong Kong.

•

The Brazil Segment primarily sells polyester-based products to knitters and weavers that produce fabric for the apparel, home furnishings, automotive, industrial and other end-use markets principally in South America. The Brazil Segment includes a manufacturing location and sales offices in Brazil.

•

The Nylon Segment primarily sells nylon-based products to knitters and weavers that produce fabric primarily for the apparel, hosiery and medical markets. The Nylon Segment consists of sales and manufacturing operations in the U.S. and Colombia.

Other information for UNIFI’s reportable segments is provided in Note 26, “Business Segment Information,” to the accompanying consolidated financial statements.  In addition to UNIFI’s reportable segments, UNIFI conducts certain ancillary operations that primarily include for-hire transportation services, which comprise an All Other category. The ancillary operations classified within All Other are immaterial to UNIFI’s consolidated financial statements.

In discussion of our operating results in this Annual Report on Form 10-K (this “Annual Report”) and the combined impacts of certain concepts to both our Polyester and Nylon Segments, we refer to our operations in the “NACA” region, which is the region comprised of the trade zones covered by the Dominican Republic—Central America Free Trade Agreement (“CAFTA-DR”) and the United States-Mexico-Canada Agreement (“USMCA”). Prior to the establishment of the USMCA, we benefited from a similar, historical agreement known as the North American Free Trade Agreement (“NAFTA”).

Strategic Overview and Operating Results

We believe UNIFI’s underlying performance during recent fiscal years reflects the strength of our global initiative to deliver differentiated solutions to customers and brand partners throughout the world. Our supply chain has been developed and enhanced in multiple regions of the globe, allowing us to deliver a diverse range of synthetic fibers and polymers to key customers in the markets we serve, especially apparel. These polyester and nylon products are supported by quality assurance, product development and other customer service teams across UNIFI’s operating subsidiaries. We have developed this successful operating platform by improving operational and business processes and deriving value from sustainability-based initiatives, including polyester and nylon recycling.

This platform has provided growth in our core operations during recent fiscal years and has been augmented by significant capital investments that support the production and delivery of sustainable and innovative solutions. In order to achieve further growth, UNIFI is committed to investing strategically and synergistically in:

•	Technology, innovation and sustainability;
•	High-quality brand and supplier relationships; and
•	Supply chain expansion and optimization.

We believe that further commercial expansion will require a continued stream of new technology and innovation that generates products with meaningful consumer benefits. Along with REPREVE®, UNIFI has significant yarn technologies that provide optimal performance characteristics for today’s marketplace, including moisture management, temperature moderation, stretch, ultra-violet protection and fire retardation. To achieve further growth, UNIFI remains focused on innovation, bringing to market the next wave of fibers and polymers for tomorrow’s applications. As we invest and grow, sustainability remains at our core. We believe that increasing the awareness for recycled solutions in applications across fibers and polymers and furthering sustainability-based initiatives with like-minded brand partners will be key to our future success. Growth will also require high-quality partnerships. With a changing retail landscape and a dynamic consumer, brands are demanding responsive, localized supply chains. In order to capitalize on these shifts, we expect to identify and enter into partnerships and commercial relationships that expand our global footprint in strategic regions. As the Americas and Asia remain significant components of the global supply chain, UNIFI will be diligent in exploring partnerships that advance our existing growth platform in these regions.

Our recent efforts to alleviate competitive pressures from imported polyester yarn into the U.S. are intended to complement our strategic initiatives and to stabilize the market share decline we have experienced in the U.S., while improving facility utilization and cost absorption. These efforts are further discussed below under the heading “Trade Regulation and Rules of Origin.” Execution on both our strategic and trade initiatives is expected to increase revenue and profitability.

Consistent with our renewed focus on delivering recycled and synthetic fibers around the globe, during fiscal 2020, we executed a strategic divestiture of our 34% minority ownership interest in Parkdale America, LLC (“PAL”) (the “PAL Investment”), a domestic cotton yarn supplier. The PAL Investment was sold for $60,000 in cash to Parkdale, Incorporated (“Parkdale”), the existing majority partner. Cash proceeds from the divestiture provide additional flexibility and liquidity for both long-term opportunities and uncertainty associated with current economic volatility.

Fiscal 2020 Financial Performance

Prior to the COVID-19 pandemic, our operations were achieving incremental sales volume growth from both (i) continued demand for sustainable products with our REPREVE® platform and (ii) market share recapture from our trade initiatives that were finalized in January 2020. Additionally, fiscal 2020 was characterized by (i) a more favorable polyester raw material cost environment and (ii) a more favorable underlying effective tax rate compared to recent fiscal years. However, for fiscal 2020, UNIFI reported a net loss of $57,237, or $3.10 per share. These results primarily reflect (i) a $45,194 impairment charge recorded for the divestiture of the PAL Investment, and (ii) the adverse impact of the economic downturn caused by the global pandemic during the fourth quarter of fiscal 2020.

Each of our segments experienced full year fiscal 2020 sales volumes and gross profit pressures due to the global pandemic, although Polyester Segment and Asia Segment sales volumes and profitability prior to the pandemic impact were performing well. Excluding the impact of the COVID-19 pandemic,

•	the Polyester Segment benefited from our recent trade initiatives and a favorable polyester raw material cost environment;
•	the Asia Segment benefited from continued REPREVE® demand and supply chain and portfolio expansion;
•	the Brazil Segment experienced pricing pressures from raw material cost fluctuations, but maintained strong manufacturing efficiency; and
•

the Nylon Segment was pressured by reduced business activity that adversely impacted facility utilization and cost absorption, following the transition of certain programs to overseas production by two large customers.

Additionally, our selling, general and administrative expenses (“SG&A”) for fiscal 2020 was demonstrably lower than recent fiscal years, resulting from action taken in fiscal 2019.

Leading up to the pandemic, our performance metrics improved consistent with our expectations during the first nine months of fiscal 2020 and we generated significant operating cash flows. However, the global pandemic adversely impacted UNIFI’s business beginning in April 2020 and significantly reduced product demand across all of our business segments during our fourth fiscal quarter. Accordingly, fixed cost absorption and facility utilization were significantly impacted and profitability declined. Despite these significant headwinds, we continued to generate positive operating cash flows in the fourth quarter of fiscal 2020, exhibiting a substantial year-over-year improvement in operating cash flows from fiscal 2019.

Global COVID-19 Pandemic in Calendar 2020

In March 2020, the World Health Organization declared the current COVID-19 outbreak a global pandemic. Through March 2020, the COVID-19 pandemic had no significant adverse impact on UNIFI’s business, although sales growth for our Asia Segment was temporarily slowed by the extensive government shutdown in China. During the fourth quarter of fiscal 2020, as our Asia Segment quickly rebounded, UNIFI’s U.S., Brazilian and El Salvador operations were adversely impacted by the COVID-19 pandemic.

Efforts to contain the spread of COVID-19 intensified during March and April 2020, especially in the U.S. Several states, including North Carolina, where UNIFI’s primary manufacturing and administrative operations are located, declared states of emergency. A number of national, state, and local governments also enacted temporary business closures, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. The local and global measures significantly reduced economic activity and demand, thereby reducing overall demand for UNIFI’s products.

UNIFI’s U.S. manufacturing operations have continued operating as an essential business under applicable governmental guidelines, allowing UNIFI to continue to serve customers that remain operational. However, UNIFI’s global manufacturing operations have adjusted to the declines in economic activity and global demand by reducing production from historical levels. UNIFI’s facilities in El Salvador were not operational for approximately three months in connection with government shutdown mandates in that country that were lifted in late June 2020.

In an effort to protect the health and safety of our employees, customers and communities, UNIFI has taken proactive, aggressive actions from the earliest signs of the outbreak in the U.S. by adopting social distancing and travel restriction policies for all locations.

Global measures taken to reduce the spread of COVID-19 have generated a significant decline in global business activity in the immediate term that may have a lasting impact on the global economy and consumer demand. The duration of the COVID-19 pandemic and its related impact on our business is currently unknown. UNIFI anticipates that the global disruption caused by COVID-19 has and will continue to negatively impact overall global demand and business activity, and such negative impacts will continue, including for textiles in both the Americas and Asia.

Significant restoration of consumer spending and retail activity will be critical to our end-markets and enable an economic rebound. UNIFI anticipates a recovery in global economic activity when COVID-19 is sufficiently contained.  The economic rebound will depend on the pace and effectiveness of the containment efforts deployed by various national, state, and local governments, along with the speed and effectiveness with which potential treatment and vaccine methods are deployed.

UNIFI will continue to monitor the COVID-19 pandemic, prioritizing the health and safety of our employees, while delivering on customer demand. While we expect the recovery of our business to levels achieved prior to the COVID-19 pandemic, we continue to expect a moderate to significant adverse impact on our operational and financial results through at least fiscal 2021, based on present factors and conditions.

REPREVE®

In the early 2000s, by recycling our own production waste into useful polyester fibers, we took the first steps toward building an important supply chain with a focus on sustainability and responsibility. After more than a decade, our REPREVE® brand has become the quintessential recycled fiber of choice for brand, retail and textile partners around the globe. REPREVE® is most commonly offered in the following fiber forms: polyester staple fiber, polyester filament, nylon staple fiber and nylon filament, comprising our REPREVE® Fiber platform; as well as in polyester resin form as REPREVE® Chip. Beyond the high quality, versatility and breadth of application that REPREVE® offers, UNIFI combines transparency, traceability and certification for REPREVE® products to support our customers’ own sustainability stories.

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

We remain committed to sustainability. During fiscal 2020, we surpassed a significant milestone by transforming more than 20 billion recycled plastic bottles since the inception of REPREVE®. Our dedication continues with our next goal of reaching the 30 billion recycled plastic bottles mark in 2022. We will continue growing the business for our REPREVE® products and believe our engagement and research and development work with brands and retailers continues to create new, worldwide sales opportunities.

The primary metric for tracking growth of the REPREVE® brand is REPREVE® Fiber sales. Of our consolidated sales in fiscal 2018, 2019 and 2020, REPREVE® Fiber comprised 24%, 25% and 31%, respectively.

Capital Investments

In fiscal 2015, we began a significant, three-year capital investment plan to increase our manufacturing capabilities and capacity, expand our technological foundation and customize our asset base to improve our ability to deliver small-lot and high-value solutions. These investments were made primarily for the Polyester Segment.

Most notably, we made significant investments in the production and supply chain for REPREVE®, including backward integration with a bottle processing plant and additional production lines in the REPREVE® Recycling Center. Further, UNIFI (i) installed bi-component spinning machinery to produce specialized, high-value yarns and (ii) made machinery modifications to meet the ever-changing demands of the market, all while (iii) investing in routine capital maintenance to ensure high-quality manufacturing.

Subsequent to the multi-year capital investment plan, our capital investments have ranged from approximately $15,000 to $25,000 each fiscal year, and most recently include (i) making further improvements in production capabilities and technology enhancements in the Americas, (ii) beginning the purchase and installation of new eAFK Evo texturing machines, and (iii) annual maintenance capital expenditures.

In fiscal 2021, we expect to invest approximately $22,000 in capital projects, to include (i) making further improvements in production capabilities and technology enhancements in the Americas, (ii) continuing the purchase and installation of new eAFK Evo texturing machines, and (iii) annual maintenance capital expenditures.

However, the severity and duration of the COVID-19 pandemic could adversely impact the speed at which we invest in capital projects, as we continue to prioritize liquidity, safety and maintenance.

Share Repurchases

In addition to capital investments and debt retirement, UNIFI may utilize excess cash for strategic share repurchases. On October 31, 2018, UNIFI announced that the Board of Directors (“Board”) approved a share repurchase program (the “2018 SRP”) under which UNIFI is authorized to acquire up to $50,000 of its common stock. Under the 2018 SRP, purchases may be made from time to time in the open market at prevailing market prices, through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date.

As of June 28, 2020, UNIFI had repurchased a total of 84 shares at an average price of $23.72.  After this transaction, $48,008 remained available for repurchase under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

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

In fiscal 2018 and 2019, our business was adversely impacted by retailers and brand partners seeking more cost competitive textile supplies in response to rising and higher raw material costs, while elevated levels of imported polyester textured yarn impacted the domestic textile industry. As consumers demand personalized experiences and omni-channel outlets, the retail market and its supply chain are expected to change. Transformational requirements for the supply chain are not yet clear but will be an integral part of UNIFI’s initiatives going forward.

In fiscal 2020, UNIFI experienced several headwinds including the (i) economic impacts from the COVID-19 pandemic, (ii) suppressed demand for certain polyester yarns across the domestic industrial, automotive and apparel sectors, (iii) Nylon Segment experienced lower revenues and gross margin in connection with two customers shifting certain programs to overseas garment production during calendar 2019, and (iv) Brazil Segment experienced lower gross margin as market price declines in connection with declining raw material costs outpaced inventory turnover. However, UNIFI’s underlying sales volume growth and continued demand for REPREVE® combined with a more favorable polyester raw material cost environment helped provide encouraging results through the first nine months of fiscal 2020.

UNIFI’s Asian operations remain an important part of our strategy, enhancing our ability to service customers with global supply chains.  Competition in the Asian region remains high; however, interest and demand for UNIFI’s products, especially those that are recycled, in Asia have helped support strong sales volumes in recent years. The margin profile has been impacted primarily by significant growth of lower-margin products, raw material cost fluctuations and competitive pricing pressures. However, we are encouraged by programs undertaken with key brands and retailers that benefit from the diversification and innovation of our global portfolio.

UNIFI’s Brazilian operations also play a key role in our strategy. This segment is primarily impacted by (i) price pressures from imported fiber, fabric and finished goods (to a similar extent as our U.S. operations), (ii) the inflation rate in Brazil, and (iii) changes in the value of the Brazilian Real (“BRL”).  Competition and economic and political volatility remain challenging conditions in South America, but UNIFI continues to (i) aggressively pursue mix enrichment by working with customers to develop programs using our differentiated products and (ii) implement process improvements and manufacturing efficiency plans to help lower per-unit costs.

UNIFI’s operations in Asia and Brazil have been critical to global growth and expansion. Looking ahead, we expect expansion into additional markets in Europe, Africa and the Middle East utilizing the asset-light supply chain and service model that has been successful for us in Asia.

As we expand our operations outside of the Americas, we will continue to evaluate the level of capital investment required to support the needs of our customers and intend to allocate our resources accordingly.

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

According to data compiled by PCI WoodMackenzie, a global leader in research and analysis for the polyester and raw material markets, global demand for polyester yarns, which includes both filament and staple yarns, has grown steadily since 1980, and, in calendar 2003, polyester replaced cotton as the fiber with the largest percentage of worldwide sales.  In calendar 2018, global polyester consumption accounted for an estimated 56% of global fiber consumption, and global demand was projected to increase by approximately 3.0% to 3.5% annually through calendar 2025.  In calendar 2018, global nylon consumption accounted for an estimated 5% of global fiber consumption.  However, the continued decline in the U.S. nylon market during fiscal 2020 had an unfavorable impact on UNIFI’s Nylon Segment. Additionally, due to the higher cost of nylon, the industry may transition certain products from nylon to polyester. The polyester and nylon fiber sectors together accounted for approximately 61% of North American textile consumption during calendar 2018. We estimate that these calendar 2018 trends remained similar or identical throughout calendar 2019. COVID-19 adversely impacted the textile industry during calendar 2020, but we believe the share of polyester and nylon consumption remained unchanged.

According to the National Council of Textile Organizations, the U.S. textile and apparel industry’s total shipments were approximately $75.8 billion for calendar 2019 as the U.S. textile and apparel industry exported nearly $29.1 billion of textile and apparel products, and the exports have grown by approximately 45% since 2009, an increase of $9.0 billion. The U.S. textile industry remains a large manufacturing employer.

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

The U.S. has maintained a positive trade balance in the textile and apparel sector under the NAFTA, and UNIFI anticipates the modifications made in the USMCA in this sector will not significantly impact textile and apparel trade in the region. The USMCA includes strong rules of origin and closes several loopholes in the NAFTA that allowed non-originating inputs, such as sewing thread, pocketing and narrow elastic fabrics.

U.S. legislation commonly referred to as the “Berry Amendment” stipulates that certain textile and apparel articles purchased by the U.S. Department of Defense must be manufactured in the U.S. and must consist of yarns and fibers produced in the U.S. UNIFI is the largest producer of polyester and nylon yarns for Berry Amendment compliant purchasing programs.

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

Imports of polyester textured yarn from China and India, which increased approximately 79% from calendar 2013 to 2017 and which continued to grow during calendar 2018, remained elevated during fiscal 2019 and created considerable pressure on our margins and competitiveness in the U.S.  Accordingly, in October 2018, UNIFI filed antidumping and countervailing duty cases with the U.S. Department of Commerce (the “Commerce Department”) and the U.S. International Trade Commission (the “ITC”) alleging that dumped and subsidized imports of polyester textured yarn from China and India are causing material injury to the domestic polyester textured yarn industry.

In response to antidumping and countervailing duty cases filed with the Commerce Department and the ITC in October 2018, the Commerce Department announced on April 29, 2019 affirmative preliminary countervailing duty determinations on unfairly subsidized imports of polyester textured yarn from (i) China at rates of 32% or more and (ii) India at rates of 7% or more. Subsequently, the Commerce Department and the ITC completed their investigations and began imposing associated final duties on imports. Pursuant to the conclusion of these investigations, subject imports from China and India are being assessed combined antidumping and countervailing duty rates of 97% and higher and 18% and higher, respectively, in addition to normal course duties in effect. The positive developments in our pursuit of relief from low-cost and subsidized imports are critical steps in our efforts to compete against imported yarns that have flooded the U.S. market in recent years. UNIFI will continue to monitor whether polyester textured yarn from China or India is being shipped through third-party countries and then entering the U.S. market to avoid the increased duties.

While the ultimate short-term and long-term impacts of these duties are not yet known, UNIFI expects these countervailing and antidumping duty rates to play a significant role in helping to normalize the competitive position of UNIFI’s yarns in the U.S. market against the respective imported yarns.

Competition

The industry in which UNIFI operates is global and highly competitive.  UNIFI competes not only as a global yarn producer, but also as part of a regional supply chain for certain textile products.  For sales of Compliant Yarns, UNIFI competes with a limited number of foreign and domestic producers of polyester and nylon yarns.  For sales of non-Compliant Yarns, UNIFI competes with a larger number of foreign and domestic producers of polyester and nylon yarns that can meet the required customer specifications of quality, reliability and timeliness. UNIFI is affected by imported textile, apparel and hosiery products, which adversely impact demand for UNIFI’s polyester and nylon products in certain of its markets.  Several foreign competitors have significant advantages, including lower wages, raw material costs and capital costs and favorable foreign currency exchange rates against the U.S. Dollar (“USD”), any of which could make UNIFI’s products, or the related supply chains, less competitive. While competitors have traditionally focused on high-volume commodity products, they are now increasingly focused on specialty products that UNIFI historically has been able to leverage to generate higher margins.

UNIFI’s major competitors in the NACA region for polyester yarns are Aquafil O'Mara; United Textiles of America S.De R.L. De C.V.; NanYa Plastics Corp. of America (“NanYa”); AKRA, S.A. de C.V.; and C S Central America S.A. de C.V.

UNIFI’s major competitor in Brazil is Avanti Industria Comercio Importacao e Exportacao Ltda., among other traders of imported yarns and fibers.

UNIFI’s operations in Asia face competition from multiple yarn manufacturers in that region and identification of them is not feasible. However, much of our portfolio in the Asia region is advantaged by specialty and recycled products and a global sourcing and support model that assists in differentiation.

UNIFI’s major competitors for nylon yarn sales in the U.S. are Sapona Manufacturing Company, Inc. and McMichael Mills, Inc.

Raw Materials, Suppliers and Sourcing

The primary raw material supplier for the Polyester Segment of virgin Chip and POY is NanYa.  For the Brazil Segment, Reliance Industries, Ltd. is the primary supplier of POY.  The primary suppliers of raw materials for the Nylon Segment are HN Fibers, Ltd.; U.N.F. Industries Ltd. (“UNF”); UNF America, LLC (“UNFA”); The LYCRA Company and Nilit America, Inc. (“Nilit”).  Each of UNF and UNFA is a 50/50 joint venture between UNIFI and Nilit.  Currently, there are multiple domestic and foreign suppliers available to fulfill UNIFI’s sourcing requirements for its recycled products. The majority of plastic bottles we utilize in the U.S. are obtained in open-market transactions from various entities throughout the U.S., while our Asian subsidiaries source recycled materials from various countries and entities throughout Asia.

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

The prices of the principal raw materials used by UNIFI continuously fluctuate, and it is difficult or impossible to predict trends or upcoming developments.  During fiscal 2017 and 2018, UNIFI operated in a predominantly increasing virgin polyester raw material cost environment, which continued into fiscal 2019 and included a temporary but significant spike in polyester raw material costs in September and October of 2018.  During fiscal 2020, UNIFI operated in a predominantly decreasing virgin polyester raw material cost environment. UNIFI believes that polyester raw material cost fluctuations during most of 2018 were a result of volatility in the crude oil markets, while the cost spike experienced in fiscal 2019 was primarily driven by supply and demand dynamics for certain polyester feedstock. UNIFI believes that the raw material price decreases during most of fiscal 2020 were the result of a decline in global demand, especially in the second half of the year. The continuing volatility in global crude oil prices is likely to impact UNIFI’s polyester and nylon raw material costs, but it is not possible to predict the timing or amount of the impact or whether the movement in crude oil prices will stabilize, increase or decrease. In any event, UNIFI monitors these dynamic factors closely and does not currently engage in hedges of polyester or nylon raw materials.

Products, Technologies and Related Markets

UNIFI manufactures and sells polyester products in the U.S., El Salvador and Brazil, and nylon products in the U.S. and Colombia, for a wide range of end uses.  In Asia, UNIFI manages a network of vendors and suppliers to contract manufacture products to direct and indirect customers around the globe.

Our virgin and recycled products sold across all geographies range from specialty, value-added to commodity. We provide products to a variety of end-use markets, principally apparel, industrial, furnishings and automotive. We report our recycled portion of consolidated sales via our REPREVE® Fiber metric, which comprised 24%, 25% and 31% of consolidated sales for fiscal 2018, 2019 and 2020, respectively.

The domestic apparel market, which includes hosiery, represents approximately 60% of UNIFI’s domestic sales.  Apparel retail sales, supply chain inventory levels and the strength of the regional supply base are vital to this market.

The domestic industrial market represents approximately 15% of UNIFI’s domestic sales. This market includes medical, belting, tapes, filtration, ropes, protective fabrics and awnings.

The domestic furnishings market, which includes both contract and home furnishings, represents approximately 10% of UNIFI’s domestic sales.  Furnishings sales are largely dependent upon the housing market, which, in turn, is influenced by consumer confidence and credit availability.

The domestic automotive market represents approximately 10% of UNIFI’s domestic sales and has been less susceptible to import penetration because of the exacting specifications and quality requirements often imposed on manufacturers of automotive fabrics, along with just-in-time delivery requirements.  Effective customer service and prompt response to customer feedback are logistically more difficult for an importer to provide.

UNIFI also adds value to the overall supply chain for textile products and increases consumer demand for UNIFI’s own products, through the development and introduction of branded yarns and technologies that provide unique sustainability, performance, comfort and aesthetic advantages.  UNIFI’s branded portion of its yarn portfolio continues to provide product differentiation to brand partners, mills and consumers, and is based on two core platforms, REPREVE® (recycled) and PROFIBER™ (virgin):

REPREVE® is a family of sustainable products made from recycled materials, including plastic bottles.  REPREVE® recycled fibers may also be customized to provide leading performance and/or aesthetic properties, enabling a differentiated consumer experience.  Additionally, we support the REPREVE® brand via industry leading transparency, traceability and certification programs.

PROFIBER™ is a family of virgin material-based performance yarn products that are customizable with a broad selection of industry-leading technologies designed to deliver an array of consumer benefits.

UNIFI’s branded yarns can be found in a variety of products of well-known brands, retailers and department stores, including, Haggar, Polartec, Under Armour, The North Face, Patagonia, Quiksilver, Roxy, General Motors, Volcom, Pottery Barn, Lane Bryant, adidas, Nike, New Era, MJ Soffe, Abercrombie & Fitch, Levi’s, H&M, TARGET, Express, Costco Wholesale, REI, Macy’s, Kohl’s, Belk, PVH, PACSUN, Zara, Hard Rock International, Walmart, Bermuda Sands, Lovesac, BUFF and Aeropostale.

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

Customers

UNIFI’s Polyester Segment, Asia Segment, Brazil Segment and Nylon Segment have approximately 400, 800, 350 and 120 customers, respectively, all in a variety of geographic markets. UNIFI’s products are manufactured according to customer specifications and are shipped based upon customer order requirements.  Customer payment terms are generally consistent with prevailing industry practices for the geographies in which we participate.

UNIFI’s consolidated net sales are not materially dependent on a single direct customer and no single direct customer accounts for 10% or more of UNIFI’s consolidated net sales. UNIFI’s top 10 direct customers accounted for approximately 25% of consolidated net sales for fiscal 2020 and approximately 27% of receivables as of June 28, 2020.  However, UNIFI’s consolidated net sales are dependent on demand from a relatively small number of brand partners.  UNIFI’s net sales within its Nylon Segment are materially dependent upon a domestic customer that accounted for approximately 17% of the Nylon Segment’s net sales for fiscal 2020.

Sales and Marketing

UNIFI employs an internal sales force of approximately 45 persons operating out of sales offices primarily in the U.S., Brazil, China, El Salvador, Colombia and Turkey.  UNIFI also relies on independent sales agents for sales in several other countries.  UNIFI seeks to create strong customer relationships and to build and strengthen those relationships throughout the supply chain.  Through frequent communications with customers, partnering in product development and engaging key downstream brands and retailers, UNIFI has created significant pull-through sales and brand recognition for its products.  For example, UNIFI works with brands and retailers to educate and create demand for its products, such as recent engagements involving REPREVE® at multiple events and venues in the U.S.  UNIFI then works with key fabric mill partners to develop specific fabrics for those brands and retailers utilizing UNIFI products.  In many of these regards, UNIFI draws upon and integrates the resources of its research and development personnel.  In addition, UNIFI is enhancing co-branding activations with integrated point-of-sale and online marketing with popular brands and retailers to further enable consumers to find REPREVE® and PROFIBER™ products in multiple retail channels.  Based on the establishment of many commercial and branded programs, this strategy has been successful for UNIFI.

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

UNIFI’s subsidiaries in Asia offer the same high-quality and innovative products and technologies through contract manufacturing arrangements with local manufacturers. This asset-light model allows for seamless integration of our products into the global supply chain of our customers. As we expand our Asian operations to meet the needs of our global customers, we will continue to leverage the asset-light model where the existing infrastructure can accommodate our highly technical processes, while continually evaluating the need for additional UNIFI assets in response to ever-changing market dynamics.

Research and Development

UNIFI employs approximately 130 persons, primarily in the U.S., who work closely with UNIFI’s customers, brand partners and others to develop a variety of new yarns as well as improvements to the performance properties of existing yarns and fabrics. Among other things, UNIFI evaluates trends and uses the latest technology to create innovative yarns that meet the needs of evolving consumer preferences.  Most of UNIFI’s branded yarns, including its flagship REPREVE® brand, were derived from its research and development initiatives.

UNIFI also includes, as part of its research and development initiatives, the use of continuous improvement methodologies to increase its manufacturing and other operational efficiencies, both to enhance product quality and to derive cost savings.

For fiscal 2020, 2019 and 2018, UNIFI incurred $11,257, $12,359 and $7,792, respectively, in costs for research and development (including salaries and benefits of the personnel involved in those efforts). During fiscal 2019, in connection with consolidating and advancing our global innovation initiatives, certain employees moved from production roles to research and development.

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

UNIFI also employs its innovative manufacturing know-how, methods and processes to produce and deliver proprietary solutions to customers and brand partners.  UNIFI relies on the copyright and trade secret laws of the U.S. and other countries, as well as nondisclosure and confidentiality agreements, to protect these rights.

Employees (not presented in thousands)

As of June 28, 2020, UNIFI had approximately 2,560 employees, along with approximately 200 individuals working under temporary labor contracts.  The number of employees in the Polyester Segment, the Asia Segment, the Brazil Segment, the Nylon Segment and the corporate office were approximately 1,500, 60, 440, 450, and 110, respectively, at June 28, 2020.  While employees of UNIFI’s Brazilian operations are unionized, none of the labor forces employed by UNIFI’s domestic or other foreign subsidiaries are currently covered by a collective bargaining agreement.  UNIFI believes that it has a good relationship with its employees.

Geographic Data

Geographic information reported in conformance with U.S. generally accepted accounting principles (“GAAP”) is included in Note 26, “Business Segment Information,” to the accompanying consolidated financial statements.  Information regarding risks attendant to UNIFI’s foreign operations is included in “Item 1A. Risk Factors” in this Annual Report.

Seasonality

UNIFI is not significantly impacted by seasonality; however, UNIFI typically experiences its highest sales volumes in the fourth quarter of its fiscal years.  Excluding the effects of fiscal years with 53 weeks rather than 52 weeks, the most significant effects on UNIFI’s results of operations for particular periods during a year are due to planned manufacturing shutdowns by either UNIFI or its customers for certain holiday or traditional shutdown periods.

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

Working Capital

UNIFI funds its working capital requirements through cash flows generated from operations, along with short-term borrowings, as needed.  For more detailed information, see “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

Inflation

UNIFI expects costs to continue to rise for certain consumables used to produce and ship its products, as well as for its utilities and labor costs and benefits. While UNIFI attempts to mitigate the impacts of such rising costs through increased operational efficiencies and increased selling prices, inflation could become a factor that negatively impacts UNIFI’s profitability.

Environmental Matters

UNIFI is subject to various federal, state and local environmental laws and regulations limiting the use, storage, handling, release, discharge and disposal of a variety of hazardous substances and wastes used in or resulting from its operations (and to potential remediation obligations thereunder).  These laws include the Federal Water Pollution Control Act, the Clean Air Act, the Resource Conservation and Recovery Act (including provisions relating to underground storage tanks), the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as “Superfund” or “CERCLA” and various state counterparts to such laws.  UNIFI’s operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations issued thereunder, which, among other things, establish exposure standards regarding hazardous materials and noise standards, and regulate the use of hazardous chemicals in the workplace.

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

Joint Ventures and Unconsolidated Affiliates

UNIFI participates in two joint ventures that supply raw materials to the Nylon Segment, one located in the U.S. and one in Israel.  As of June 28, 2020, UNIFI had $2,171 recorded for these investments in unconsolidated affiliates. Other information regarding UNIFI’s unconsolidated affiliates is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 23, “Investments in Unconsolidated Affiliates and Variable Interest Entities,” to the accompanying consolidated financial statements.

During fiscal 2020, UNIFI and Parkdale finalized negotiations to sell UNIFI’s PAL Investment to Parkdale for $60,000. The transaction closed on April 29, 2020 and UNIFI received $60,000 in cash. Prior to fiscal 2020, PAL was deemed a significant subsidiary. However, for fiscal 2020, the PAL Investment no longer met the significance tests prescribed by Regulation S-X Rule 3-09.

Available Information

UNIFI’s website is www.unifi.com.  Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements and other information we file with, or furnish to, the SEC are available free of charge on our website. We make these documents available as soon as reasonably practicable after we electronically transmit them to the SEC. Except as otherwise stated in these documents, the information on our website is not a part of this Annual Report and is not incorporated by reference in this Annual Report or any of our other filings with the SEC. In addition, many of our corporate governance documents are available on our website, including our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Corporate Governance Guidelines, Code of Business Conduct and Ethics, Ethical Business Conduct Policy Statement and Code of Ethics for Senior Financial and Executive Officers.  Copies of such materials, as well as any of our SEC reports and all amendments thereto, may also be obtained without charge by writing to Unifi, Inc., 7201 West Friendly Avenue, Greensboro, North Carolina 27410, Attention: Office of the Secretary.

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

UNIFI competes not only against domestic and foreign yarn producers, but also against importers of foreign-sourced fabric, apparel and other textile products into the U.S. and other countries in which UNIFI does business, particularly in Brazil with respect to commodity yarn products. The primary competitive factors in the textile industry include price, quality, product styling, performance attributes and differentiation, brand reputation, flexibility and location of production and finishing, delivery time and customer service. The needs of certain customers and brand partners and the characteristics of particular products determine the relative importance of these various factors. A large number of UNIFI’s foreign competitors have significant competitive advantages that may include lower labor and raw material costs, production facilities in locations outside UNIFI’s existing supply chain, government subsidies and favorable foreign currency exchange rates against the USD. If any of these advantages increase, if new and/or larger competitors emerge in the future or if UNIFI’s brand reputation is detrimentally impacted, UNIFI’s products could become less competitive, and its sales and profits may decrease as a result. In particular, devaluation of the Chinese currency against the USD could result in UNIFI’s products becoming less competitive from a pricing standpoint and/or could result in the NACA region losing market share to Chinese imports, thereby adversely impacting UNIFI’s sales and profits.  While these foreign competitors have traditionally focused on commodity production, they are now increasingly focused on value-added products. UNIFI may not be able to continue to compete effectively with foreign-made textile and apparel products, which would materially adversely affect its business, financial condition, results of operations or cash flows.  Similarly, to maximize their own supply chain efficiency, customers and brand partners sometimes request that UNIFI’s products be produced and sourced from specific geographic locations that are in close proximity to the customer’s fabric mills or that have other desirable attributes from the customer’s perspective.  These locations are sometimes situated outside the footprint of UNIFI’s existing global supply chain. If UNIFI is unable to move production based on customer requests or other shifts in regional demand, we may lose sales and experience an adverse effect on our business, financial condition, results of operations or cash flows.

A significant portion of our sales is dependent upon demand from a few large brand partners.

UNIFI’s strategy involves the sale of products and solutions to other yarn manufacturers and knitters and weavers (UNIFI’s direct customers) that produce yarn and/or fabric for brands and retailers in the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets (UNIFI’s indirect customers).  We refer to these indirect customers as “brand partners.”  Although we generally do not derive revenue directly from our brand partners, sales volumes to our direct customers are linked with demand from our brand partners because our direct sales generally form a part of our brand partners’ supply chains.  A significant portion of our overall sales is tied to ongoing programs for a small number of brand partners.  Our future operating results depend on both the success of our largest brand partners and on our success in diversifying our products and our indirect customer base.  Because we typically do not operate on the basis of long-term contracts, our customers and brand partners can cease incorporating our products into their own with little notice to us and with little or no penalty.  The loss of a large brand partner, and the failure to add new customers to replace the corresponding lost sales, would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Petroleum-based chemicals and recycled plastic bottles comprise a significant portion of UNIFI’s raw materials. The prices for these products and related energy costs are volatile and dependent on global supply and demand dynamics, including geo-political risks.  While UNIFI enters into raw material supply agreements from time to time, these agreements typically provide index pricing based on quoted market prices. Therefore, supply agreements provide only limited protection against price volatility. UNIFI attempts to pass on to its customers increases in raw material costs, but at times it cannot. When it can, there is typically a time lag that adversely affects UNIFI and its margins during one or more quarters.  Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of certain raw materials in the prior quarter.  Pricing adjustments for other customers must be negotiated independently.  In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one to two fiscal quarters of the raw material price increase for its index priced customers and within two fiscal quarters of the raw material price increase for its non-index priced customers.  UNIFI has lost in the past (and expects that it may lose in the future) customers to its competitors as a result of price increases. In addition, competitors may be able to obtain raw materials at a lower cost due to market regulations that favor local producers in certain foreign locations where UNIFI operates, and certain other market regulations that favor UNIFI over other producers may be amended or repealed. Additionally, inflation can have a long-term impact by increasing the costs of materials, labor and/or energy, any of which costs may adversely impact UNIFI’s ability to maintain satisfactory margins. If UNIFI is not able to pass on such cost increases to customers in a timely manner (or if it loses a large number of customers to competitors as a result of price increases), the result could be material and adverse to its business, financial condition, results of operations or cash flows.

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

UNIFI depends on a limited number of third parties for certain raw material supplies, such as POY, Chip and recycled plastic bottles. Although alternative sources of raw materials exist, UNIFI may not be able to obtain adequate supplies of such materials on acceptable terms, or at all, from other sources. UNIFI is dependent on USMCA/NAFTA, CAFTA-DR and Berry Amendment qualified suppliers of raw materials for the production of Compliant Yarns. These suppliers are also at risk with their raw material supply chains. Any significant disruption or curtailment in the supply of any of its raw materials could cause UNIFI to reduce or cease its production for an extended period, or require UNIFI to increase its pricing, any of which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

A disruption at one of our facilities could harm our business and result in significant losses, lead to a decline in sales and increase our costs and expenses.

Our operations and business could be disrupted by natural disasters, industrial accidents, power or water shortages, extreme weather conditions, pandemics and other man-made disasters or catastrophic events.  We carry commercial property damage and business interruption insurance against various risks, with limits we deem adequate for reimbursement for damage to our fixed assets and resulting disruption of our operations.  However, the occurrence of any of these business disruptions could harm our business and result in significant losses, lead to a decline in sales and increase our costs and expenses.  Any disruptions from these events could require substantial expenditures and recovery time in order to resume operations and could also have a material adverse effect on our operations and financial results to the extent losses are uninsured or exceed insurance recoveries and to the extent that such disruptions adversely impact our relationships with our customers.

Catastrophic or extraordinary events, including epidemics or pandemics such as the COVID-19 pandemic, could disrupt global economic activity and/or demand and negatively impact our financial performance and results of operations.

In March 2020, the World Health Organization declared the current COVID-19 outbreak a global pandemic.

Global measures taken to reduce the spread of COVID-19 have resulted in a significant decline in global business activity in the immediate term that may have a lasting impact on the global economy and consumer demand. The duration of the COVID-19 pandemic and its related impact on our businesses are currently unknown. The global disruption caused by COVID-19 has impacted, and is anticipated to continue to impact, overall global demand and business activity negatively, especially for textiles in both the Americas and Asia.

Significant restoration of consumer spending and retail activity will be critical to both our end-markets and an overall economic rebound. UNIFI anticipates a recovery in global economic activity when COVID-19 is sufficiently contained.  The economic rebound will depend on the pace and effectiveness of the containment efforts deployed by various national, state, and local governments, along with the speed and effectiveness with which potential testing, treatment and vaccine methods are deployed.

UNIFI will continue to monitor the COVID-19 pandemic by prioritizing health and safety while delivering on customer demand, but we expect an adverse impact at least on our fiscal 2021, based on present factors and conditions.

UNIFI has significant foreign operations, and its consolidated results of operations and business may be adversely affected by the risks associated with doing business in foreign locations, including the risk of fluctuations in foreign currency exchange rates.

UNIFI has operations in Brazil, China, Colombia, El Salvador and Turkey and participates in joint ventures located in Israel.  In addition, to help service its customers, UNIFI from time to time engages with third-party independent contractors to provide sales and distribution, manufacturing and other operational and administrative support services in locations around the world. UNIFI serves customers throughout the Americas and Asia, as well as various countries in Europe. UNIFI’s foreign operations are subject to certain political, tax, economic and other uncertainties not encountered by its domestic operations that can materially impact UNIFI’s supply chains or other aspects of its foreign operations. The risks of international operations include trade barriers, duties, exchange controls, national and regional labor strikes, social and political unrest, general economic risks, compliance with a variety of foreign laws (including tax laws), the difficulty of enforcing agreements and collecting receivables through foreign legal systems, taxes on distributions or deemed distributions to UNIFI or any of its U.S. subsidiaries, maintenance of minimum capital requirements and import and export controls. UNIFI’s consolidated results of operations and business could be adversely affected as a result of a significant adverse development with respect to any of these risks.

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

In addition, due to its foreign operations, a risk exists that UNIFI’s employees, contractors or agents could engage in business practices prohibited by U.S. laws and regulations applicable to the Company, such as the Foreign Corrupt Practices Act or the laws and regulations of other countries in which we do business.  UNIFI maintains policies prohibiting these practices, but it remains subject to the risk that one or more of its employees, contractors or agents, specifically ones based in or from countries where such practices are customary, will engage in business practices in violation of these laws and regulations.  Any such violations, even if in breach of UNIFI’s policies, could adversely affect its business or financial performance.

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

UNIFI has invested heavily in branding and marketing initiatives, and certain of our brands, particularly our REPREVE® brand, have widespread recognition.  Our financial success is directly dependent on the success of our brands.  The success of a brand can suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers.  Our financial results could also be negatively impacted if one of our brands suffers substantial harm to its reputation due to a product recall, product-related litigation, the sale of counterfeit products or other circumstances that tarnish the qualities and values represented by our brands.  Part of our strategy also includes the license of our trademarks to brand partners, customers, independent contractors and other third parties.  For example, we license our REPREVE® trademarks to brand partners that feature this trademark on their marketing materials as part of a co-branded environmental sustainability product narrative.  Although we make concerted efforts to protect our brands through quality control mechanisms and contractual obligations imposed on our licensees, there is a risk that some licensees might not be in full compliance with those mechanisms and obligations.  If the reputation of one or more of our brands is significantly eroded, it could adversely affect our sales, results of operations, cash flows and financial condition.

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

A decline or change in general economic conditions, political conditions, and/or levels of consumer spending, could cause a decline in demand for textile products, including UNIFI’s products.

UNIFI’s products are used in the production of fabric primarily for the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets. Demand for furniture and other durable goods is often affected significantly by economic conditions that have global or regional industry-wide consequences. Demand for a number of categories of apparel also tends to be tied to economic cycles and customer preferences that affect the textile industry in general. Demand for textile products, therefore, tends to vary with the business cycles of the U.S. and other economies, as well as changes in global trade flows, and economic and political conditions.  Additionally, prolonged economic downturns that negatively impact UNIFI’s results of operations and cash flows could result in future material impairment charges to write-down the carrying value of certain assets, including facilities and equipment, amortizable intangible assets and equity affiliates.

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

Historic trends indicate weakening performance in the nylon sector on a global basis. If further declines are significant in any one year or the cumulative decline over a number of years is significant, the impact could have a material adverse effect on UNIFI’s business, financial condition, results of operations or cash flows.

Unfavorable changes in trade policies and/or violations of existing trade policies could weaken UNIFI’s competitive position significantly and have a material adverse effect on its business.

A number of markets within the textile industry in which UNIFI sells its products, particularly the apparel, hosiery and home furnishings markets, are subject to intense foreign competition. Other markets within the textile industry in which UNIFI sells its products may in the future become subject to more intense foreign competition. There are currently a number of trade regulations and duties in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as those in China, India and Vietnam.  Political and policy-driven influences are subjecting international trade regulations to significant volatility. Future changes in such trade regulations or duties may make the price of UNIFI’s products less attractive than the goods of its competitors or the finished products of a competitor in the supply chain, which could have a material adverse effect on UNIFI’s business, financial condition, results of operations or cash flows.  Such changes in U.S. import duties might also result in increased indirect costs on items imported to support UNIFI’s domestic operations and/or countervailing or responsive changes applicable to exports of our products outside the U.S.

According to industry experts and trade associations, there has been a significant amount of illegal transshipments of apparel products into the U.S. and into certain other countries in the NACA region in which UNIFI competes. Illegal transshipment involves circumventing duties by falsely claiming that textiles and apparel are products of a particular country of origin (or include yarn of a particular country of origin) to avoid paying higher duties or to receive benefits from regional free trade agreements, such as USMCA/NAFTA and CAFTA-DR. If illegal transshipments are not monitored, and if enforcement is not effective to limit them, these shipments could have a material adverse effect on UNIFI’s business, financial condition, results of operations or cash flows.

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

Attempts to gain unauthorized access to our information technology systems have become increasingly more sophisticated over time. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases we might be unaware of an incident or its magnitude and effects. We carry data protection liability insurance against cyber attacks, with limits we deem adequate for the reimbursement for damage to our computers, equipment and networks and resulting disruption of our operations. Any disruption from a cyber attack could require substantial expenditures and recovery time in order to fully resume operations and could also have a material adverse effect on our operations and financial results to the extent losses are uninsured or exceed insurance recoveries and to the extent that such disruptions adversely impact our relationships with our customers. We have been a target of cybersecurity attacks in the past and, while such attacks have not resulted in a material impact on our operations, business or customer relationships, such attacks could in the future.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table contains information about the principal properties owned or leased by UNIFI as of June 28, 2020:

Location	Principal Use	Approx. Total Area (Sq. Ft.)	Owned or Leased
Administrative
Greensboro, North Carolina	Corporate headquarters	121,000	Owned

Polyester Segment
Domestic
Yadkinville, North Carolina	Manufacturing facility	261,000	Owned
Yadkinville, North Carolina	Manufacturing facility	212,000	Owned
Yadkinville, North Carolina	Manufacturing facility	812,000	Owned
Yadkinville, North Carolina	Manufacturing facility	413,000	Owned
Yadkinville, North Carolina	Manufacturing facility	147,000	Owned
Yadkinville, North Carolina	Warehouse	400,000	Owned
Yadkinville, North Carolina	Warehouse	120,000	Owned
Yadkinville, North Carolina	Warehouse	217,000	Owned
Yadkinville, North Carolina	Warehouse	61,000	Leased
Yadkinville, North Carolina	Warehouse	82,000	Leased

Reidsville, North Carolina	Manufacturing facility	384,000	Owned
Reidsville, North Carolina	Manufacturing facility	160,000	Owned
Reidsville, North Carolina	Warehouse	80,000	Leased

Foreign
Ciudad Arce, El Salvador	Manufacturing facility	132,000	Leased
Ciudad Arce, El Salvador	Warehouse	25,000	Leased

Asia Segment
Foreign
Suzhou, China	Sales office	11,000	Leased
Suzhou, China	Warehouse	75,000	Leased

Brazil Segment
Foreign
Alfenas, Brazil	Manufacturing facility	346,000	Owned
Alfenas, Brazil	Warehouse	265,000	Owned
Sao Paulo, Brazil	Corporate office	8,200	Leased

Nylon Segment
Domestic
Madison, North Carolina	Manufacturing facility	947,000	Owned
Madison, North Carolina	Warehouse	31,000	Owned
Ridgeway, Virginia	Warehouse	12,000	Leased

Foreign
Bogota, Colombia	Manufacturing facility	31,000	Owned

Management believes all of UNIFI’s operating properties are well-maintained and in good condition.  In fiscal 2020, UNIFI’s manufacturing facilities in the Polyester, Brazil and Nylon Segments operated below capacity.  Management does not perceive any capacity constraints in the foreseeable future.

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

Edmund M. Ingle – Age: 55 – Mr. Ingle has served as Chief Executive Officer of UNIFI and a member of UNIFI’s Board since June 2020.  From May 2019 to June 2020, he served as Chief Executive Officer of the Recycling group of Indorama Ventures, a world-class chemicals company and a global integrated leader in PET and fibers serving major customers in diversified end-use markets.  From May 2018 to May 2019, he was Chairperson and Chief Executive Officer of Indorama’s Wellman International division.  Prior to that, Mr. Ingle was with UNIFI for approximately 30 years, during which time he held various key leadership positions, including Vice President of Global Corporate Sustainability, Vice President of Supply Chain, General Manager of the Company’s Flake and Chip business, Vice President and General Manager of REPREVE® Polymers, General Manager of the Company’s Nylon business, and Director of Global Procurement.

Thomas H. Caudle, Jr. – Age: 68 – Mr. Caudle has served as President & Chief Operating Officer of UNIFI since August 2017.  Previously, he was President of the Company from April 2016 to August 2017, Vice President of Manufacturing of the Company from October 2006 to April 2016, and Vice President of Global Operations of the Company from April 2003 to October 2006.

Albert P. Carey – Age: 68 – Mr. Carey has served as Executive Chairman of the Board of UNIFI since April 2019.  Mr. Carey previously served as Non-Executive Chairman of the Board of the Company from January 2019 to March 2019.  In March 2019, Mr. Carey retired from PepsiCo, Inc., a consumer products company, after a 38-year career with the company in which he held a number of senior leadership roles, including Chief Executive Officer of PepsiCo North America from March 2016 to January 2019, Chief Executive Officer of PepsiCo North America Beverages from July 2015 to March 2016, Chief Executive Officer of PepsiCo Americas Beverages from September 2011 to July 2015, and President and Chief Executive Officer of Frito-Lay North America from June 2006 to September 2011.

Craig A. Creaturo – Age: 50 – Mr. Creaturo has served as Executive Vice President & Chief Financial Officer of UNIFI since September 2019.  Mr. Creaturo served as Chief Financial Officer & Vice President-Administration of Chromalox, Inc., an advanced thermal technologies manufacturing company, from February 2015 to March 2019.  Prior to that, he served as Chief Financial Officer of II-VI Incorporated (“II-VI”), a publicly traded global leader in engineered materials and opto-electronic components, from 2004 to 2014, Treasurer of II-VI from 2000 to 2014, and Corporate Controller of II-VI from 1998 to 2000.  From 1992 to 1998, he held a variety of audit roles at Arthur Andersen LLP.

Hongjun Ning – Age: 53 – Mr. Ning has served as an Executive Vice President of UNIFI since July 2020, President of Unifi Textiles (Suzhou) Co. Ltd. (“UTSC”) (UNIFI’s subsidiary in China) since March 2020 and President of Unifi Asia Pacific since June 2017.  Previously, he served as Vice President of UTSC from September 2013 to June 2017, Director of Sales & Marketing of UTSC from August 2008 to September 2013, and General Manager, Sales & Marketing of a former UNIFI joint venture in China from January 2006 to August 2008.

Lucas de Carvalho Rocha – Age: 63 – Mr. Rocha has served as an Executive Vice President of UNIFI since July 2020 and Vice President of Unifi Latin America and President of Unifi do Brasil, Ltda. (”UdB”) (UNIFI’s subsidiary in Brazil) since January 2018. Previously, he served as Director of Operations of UdB from April 1999 to January 2018. Prior to his career with UNIFI, Mr. Rocha also spent time at the following textile entities in Brazil: Fairway Filamentos SA (Rhodia & Hoechst J.V.), Textuval Indústria Têxtil Ltda., Rhodia SA (Rhone Poulenc Group), and Polyenka SA (ex-AKZOGroup).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

UNIFI’s common stock is listed for trading on the New York Stock Exchange (the “NYSE”) under the symbol “UFI.”

As of August 18, 2020, there were 127 record holders of UNIFI’s common stock.  A significant number of the outstanding shares of common stock that are beneficially owned by individuals and entities are registered in the name of Cede & Co.  Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.  UNIFI estimates that there are approximately 4,200 beneficial owners of its common stock.

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

Purchases of Equity Securities

On October 31, 2018, UNIFI announced that the Board approved the 2018 SRP under which UNIFI is authorized to acquire up to $50,000 of its common stock. Under the 2018 SRP, purchases may be made from time to time in the open market at prevailing market prices, through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date.

As of June 28, 2020, UNIFI has repurchased a total of 84 shares at an average price of $23.72.  After this transaction, $48,008 remained available for repurchase under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

The below graphic comparison assumes the investment of $100 in each of UNIFI common stock, the S&P SmallCap 600 Index (a benchmark index containing inclusion characteristics closely associated with UNIFI) and the NYSE Composite Index (a broad equity market index), all at June 26, 2015.  The resulting cumulative total return assumes that dividends, if any, were reinvested. Past performance is not indicative of future performance.

	June 26, 2015	June 24, 2016	June 23, 2017	June 22, 2018	June 28, 2019	June 26, 2020
Unifi, Inc.	$100.00	$77.46	$85.21	$92.87	$53.54	$34.38
S&P SmallCap 600	100.00	95.53	117.64	143.76	131.78	109.72
NYSE Composite	100.00	94.65	111.88	123.49	130.90	119.37

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data.  The data should be read in conjunction with UNIFI’s historical consolidated financial statements for each of the fiscal years presented, as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018	June 25, 2017	June 26, 2016
Number of weeks	52	53	52	52	52
Operations Data:
Net sales (1)	$606,509	$708,804	$678,912	$647,270	$643,637
Gross profit (1)	39,040	66,308	86,428	94,164	93,632
Selling, general and administrative expenses	43,814	52,690	56,077	50,829	47,502
Operating (loss) income (1)	(8,821)	10,960	28,799	43,768	42,198
Interest expense	4,779	5,414	4,935	3,578	3,528
Equity in loss (earnings) of unconsolidated affiliates (1)	477	(3,968)	(5,787)	(4,230)	(8,963)
Gain on sale of investment in unconsolidated affiliate	(2,284)	—	—	—	—
(Loss) income from continuing operations before income taxes (1)	(56,265)	10,011	30,211	43,275	48,243
Provision (benefit) for income taxes (2)	972	7,555	(1,491)	10,898	15,073
(Loss) income from continuing operations, net of tax	(57,237)	2,456	31,702	32,377	33,170
Net (loss) income attributable to Unifi, Inc. (3)	(57,237)	2,456	31,702	32,875	34,415
Per common share:
Net (loss) income attributable to Unifi, Inc.
Basic	$(3.10)	$0.13	$1.73	$1.81	$1.93
Diluted	$(3.10)	$0.13	$1.70	$1.78	$1.87
Cash Flow Data:
Net cash provided by operating activities	$52,724	$7,284	$37,335	$46,062	$55,975
Depreciation and amortization expenses	23,653	23,003	22,585	20,368	17,528
Capital expenditures	18,509	24,871	25,029	33,190	52,337
Distributions received from unconsolidated affiliates	10,437	2,647	12,236	2,322	4,732
Cash paid for share repurchases	1,994	—	—	—	6,211
Cash dividends declared per common share	$—	$—	$—	$—	$—
Balance Sheet Data:
Cash and cash equivalents	$75,267	$22,228	$44,890	$35,425	$16,646
Property, plant and equipment, net	204,246	206,787	205,516	203,388	185,101
Total assets	474,162	592,151	601,807	571,503	525,442
Total debt (4)	98,881	128,018	131,207	129,468	123,012
Total shareholders’ equity	316,155	392,845	389,781	360,806	326,945

(1)

Fiscal 2020 was adversely impacted by the COVID-19 pandemic, which generated significant pressure on sales volumes, fixed cost absorption and facility utilization for the majority of UNIFI’s operations for more than three months. Accordingly, profitability metrics were significantly lower than recent prior years.

Additionally, in fiscal 2020, UNIFI sold its PAL Investment for $60,000 cash, which generated (i) an associated impairment charge of $45,194 million, (ii) a reduction to total debt of approximately $33,900, (iii) an increase to cash and cash equivalents of approximately $26,100, and (iv) lower equity in earnings of unconsolidated affiliates because (a) the divestiture was completed weeks after the onset of the adverse impact of the COVID-19 pandemic and (b) fiscal 2020 contains two fewer months of PAL results than fiscal 2019.

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

(3)	Net (loss) income attributable to Unifi, Inc. (“Net (Loss) Income”):
•

for fiscal 2020 includes (i) an impairment of the PAL Investment of $45,194, (ii) the adverse impact of the COVID-19 pandemic to the global economic environment and (iii) a gain on divestiture of the PAL Investment of $2,284;

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

•	for fiscal 2017 includes a loss on the divestiture of a non-core business of $1,662, after tax; and
•	for fiscal 2016 includes key employee transition costs of $1,493, after tax.

(4)	Total debt reflects debt principal outstanding excluding unamortized debt issuance costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

UNIFI manufactures and sells polyester-based and nylon-based products primarily to other yarn manufacturers and knitters and weavers (UNIFI’s direct customers) that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets (UNIFI’s indirect customers).  We refer to these indirect customers as “brand partners.” Polyester products include POY, textured, solution and package dyed, twisted, beamed and draw wound yarns, and each is available in virgin or recycled varieties. Recycled solutions, made from both pre-consumer and post-consumer waste, include Flake, Chip and staple fiber.  Nylon products include virgin or recycled textured, solution dyed and spandex covered yarns.

UNIFI maintains one of the textile industry’s most comprehensive product offerings that include a range of specialized, value-added and commodity solutions, with principal geographic markets in the Americas, Asia and Europe.

UNIFI has direct manufacturing operations in four countries and participates in joint ventures with operations in Israel and the United States (“U.S.”). On April 29, 2020, UNIFI sold its 34% minority interest in PAL, a domestic cotton yarn producer.

UNIFI has four reportable segments, the Polyester Segment, the Asia Segment, the Brazil Segment and the Nylon Segment, as well as certain ancillary operations that include for-hire transportation services, which comprise an All Other category. The ancillary operations classified within All Other are insignificant for all periods presented; therefore, our discussion and analysis of those activities is generally limited to their impact on consolidated results, where appropriate.

Strategic Priorities

Although UNIFI has faced significant headwinds in the past three fiscal years, we believe our recent underlying performance, before the impact of the COVID-19 pandemic, reflects the strength of our global initiative to deliver differentiated solutions to customers and brand partners throughout the world. We have developed a successful operating platform by improving operational and business processes and deriving value from sustainability-based initiatives, including polyester and nylon recycling. This platform has provided growth in our core operations during recent fiscal years, and has been augmented by significant capital investments that support the production and delivery of sustainable and innovative solutions.

In order to achieve further growth and continue as an industry leader when the COVID-19 pandemic pressures subside, UNIFI is committed to investing strategically and synergistically in technology, innovation and sustainability; high-quality brand and supplier relationships; and supply chain expansion and optimization. These initiatives complement UNIFI’s core competencies and are expected to strengthen our relationships with like-minded customers who value a premier supply chain and state-of-the-art equipment that offers technology-driven solutions backed by innovation and sustainability. As a result, these initiatives are expected to increase net sales, gross margins and operating income.

Significant Developments and Trends

Leading up to the COVID-19 pandemic, the following positive developments and trends had occurred or were occurring in fiscal 2020:

•

Our REPREVE® family of products continued to gain momentum with brands, retailers and mill partners who value sustainability and UNIFI’s ability to produce leading edge products with in-demand technologies.

•

Our strategy to restore textured yarn market share in the U.S. was proving successful, with antidumping and countervailing duty measures on imports from China and India creating a more competitive pricing environment.

•	The polyester raw material cost environment had transitioned from unfavorable in fiscal 2019 to favorable in fiscal 2020, aiding our gross profit performance.
•	Our sales model deployed in Asia continued to aid portfolio expansion, while also proving agile and favorable during the pandemic shut-down experienced in the Asia region.
•	Our SG&A was demonstrably lower than recent fiscal years, resulting from action taken in fiscal 2019.
•

We sold our 34% minority interest in PAL to the majority partner for $60,000 in cash, allowing for a reduction to total debt of approximately $33,900 and an increase to cash and cash equivalents of approximately $26,100.

Additionally, the following headwinds were present in fiscal 2019 and 2018:

•

Textured yarn imports from Asia negatively disrupted pricing in the domestic yarn market, causing a sales volume decline in UNIFI’s core textured yarn portfolio and adversely impacting fixed cost absorption and facility utilization.

•

Pricing pressures from brands and retailers continued to burden the domestic supply chain and increase off-shoring activity, especially for our nylon products which carry a higher average selling price.

•	The polyester raw material cost environment was unfavorable to UNIFI’s operations in fiscal 2019 and 2018, as certain fluctuations adversely impacted profitability and competitive positioning.

Fiscal 2020 Financial Performance

Prior to the COVID-19 pandemic, our operations were achieving incremental sales volume growth from both (i) continued demand for sustainable products with our REPREVE® platform and (ii) market share recapture from our trade initiatives that were finalized in January 2020. Additionally, fiscal 2020 was characterized by (i) a more favorable polyester raw material cost environment and (ii) a more favorable underlying effective tax rate compared to recent fiscal years. However, for fiscal 2020, UNIFI reported a net loss of $57,237, or $3.10 per share. These results primarily reflect (i) a $45,194 impairment charge recorded for the divestiture of the PAL Investment, and (ii) the adverse impact of the economic downturn caused by the global pandemic during the fourth quarter of fiscal 2020.

Each of our segments experienced full year fiscal 2020 sales volumes and gross profit pressures due to the global pandemic, although Polyester Segment and Asia Segment sales volumes and profitability prior to the pandemic impact were performing well. Excluding the impact of the COVID-19 pandemic,

•	the Polyester Segment benefited from our recent trade initiatives and a favorable polyester raw material cost environment;
•	the Asia Segment benefited from continued REPREVE® demand and supply chain and portfolio expansion;
•	the Brazil Segment experienced pricing pressures from raw material cost fluctuations, but maintained strong manufacturing efficiency; and
•

the Nylon Segment was pressured by reduced business activity that adversely impacted facility utilization and cost absorption, following the transition of certain programs to overseas production by two large customers.

Additionally, our SG&A for fiscal 2020 was demonstrably lower than recent fiscal years, resulting from action taken in fiscal 2019.

Leading up to the pandemic, our performance metrics improved consistent with our expectations during the first nine months of fiscal 2020 and we generated significant operating cash flows. However, the global pandemic adversely impacted UNIFI’s business beginning in April 2020 and significantly reduced product demand across all of our business segments during our fourth fiscal quarter. Accordingly, fixed cost absorption and facility utilization were significantly impacted and profitability declined. Despite these significant headwinds, we continued to generate positive operating cash flows in the fourth quarter of fiscal 2020, exhibiting a substantial year-over-year improvement in operating cash flows from fiscal 2019.

Global COVID-19 Pandemic in Calendar 2020

In March 2020, the World Health Organization declared the current COVID-19 outbreak a global pandemic. Through March 2020, the COVID-19 pandemic had no significant adverse impact on UNIFI’s business, although sales growth for our Asia Segment was temporarily slowed by the extensive government shutdown in China. During the fourth quarter of fiscal 2020, as our Asia Segment quickly rebounded, UNIFI’s U.S., Brazilian and El Salvador operations were adversely impacted by the COVID-19 pandemic.

Efforts to contain the spread of COVID-19 intensified during March and April 2020, especially in the U.S. Several states, including North Carolina, where UNIFI’s primary manufacturing and administrative operations are located, declared states of emergency. A number of national, state, and local governments also enacted temporary business closures, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. The local and global measures significantly reduced economic activity and demand, thereby reducing overall demand for UNIFI’s products.

UNIFI’s U.S. manufacturing operations have continued operating as an essential business under applicable governmental guidelines, allowing UNIFI to continue to serve customers that remain operational. However, UNIFI’s global manufacturing operations have adjusted to the declines in economic activity and global demand by reducing production from historical levels. UNIFI’s facilities in El Salvador were not operational for approximately three months in connection with government shutdown mandates in that country that were lifted in late June 2020.

In an effort to protect the health and safety of our employees, customers and communities, UNIFI has taken proactive, aggressive actions from the earliest signs of the outbreak in the U.S. by adopting social distancing and travel restriction policies for all locations.

Global measures taken to reduce the spread of COVID-19 have generated a significant decline in global business activity in the immediate term that may have a lasting impact on the global economy and consumer demand. The duration of the COVID-19 pandemic and its related impact on our business is currently unknown. UNIFI anticipates that the global disruption caused by COVID-19 has and will continue to negatively impact overall global demand and business activity, and such negative impacts will continue, including for textiles in both the Americas and Asia.

Significant restoration of consumer spending and retail activity will be critical to our end-markets and enable an economic rebound. UNIFI anticipates a recovery in global economic activity when COVID-19 is sufficiently contained.  The economic rebound will depend on the pace and effectiveness of the containment efforts deployed by various national, state, and local governments, along with the speed and effectiveness with which potential treatment and vaccine methods are deployed.

UNIFI will continue to monitor the COVID-19 pandemic, prioritizing the health and safety of our employees, while delivering on customer demand. While we expect the recovery of our business to levels achieved prior to the COVID-19 pandemic, we continue to expect a moderate to significant adverse impact on our operational and financial results through at least fiscal 2021, based on present factors and conditions.

Trade and Import Activity

UNIFI remains committed to pursuing relief from the competitive pressures that have resulted from the elevated levels of low-cost and subsidized polyester textured yarn entering the U.S. market from countries such as China and India, which increased approximately 79% from calendar 2013 to 2017 and which continued to pressure our Polyester Segment during fiscal 2020, 2019 and 2018.

During calendar 2019, the United States Department of Commerce and the United States International Trade Commission made rulings regarding the anti-dumping and countervailing duties petitions we filed in October 2018. These entities reached their final determinations regarding dumping, subsidization and injury in December 2019 and published final antidumping and countervailing duty rates in January 2020. Accordingly, subject imports from China and India are being assessed combined antidumping and countervailing duty rates of 97% and higher and 18% and higher, respectively, in addition to normal course duties currently in effect. The duty rates are expected to remain in place through calendar 2024. The positive developments in our pursuit of relief from low-cost and subsidized imports are critical steps in our efforts to compete against imported yarns that have flooded the U.S. market in recent years. UNIFI will continue to monitor whether polyester textured yarn from China or India is being shipped through third-party countries and then entering the U.S. market to avoid the increased duties.

Over the course of filing and supporting the trade petitions, UNIFI incurred approximately $2,000 of external legal fees during fiscal 2019 and 2020. Exclusive of the current pandemic impacts, UNIFI expects approximately $20,000 of incremental annual sales as a result of these petitions, and an associated improvement to our gross margin profile from better facility utilization.

Raw Material and Foreign Currency

Raw material costs represent a significant portion of UNIFI’s manufactured product costs. The prices for the principal raw materials used by UNIFI continually fluctuate, and it is difficult or impossible to predict trends or upcoming developments.  During fiscal 2019 and 2018, UNIFI operated in a predominantly increasing raw material cost environment. UNIFI believes those higher costs were primarily a result of volatility in the crude oil markets, along with periods of supply and demand constraints for certain polyester feedstock.  During much of fiscal 2020, the raw material cost environment shifted to be more favorable and reached significantly lower levels during the early weeks of the COVID-19 pandemic.

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

In fiscal 2020, 2019 and 2018, the BRL weakened versus the USD. In fiscal 2020, 2019 and 2018, the value of the RMB fluctuated significantly in certain fiscal quarters, but the fluctuations were not significant to any fiscal year as a whole.

Key Performance Indicators and Non-GAAP Financial Measures

UNIFI continuously reviews performance indicators to measure its success.  These performance indicators form the basis of management’s discussion and analysis included below:

•	sales volume and revenue for UNIFI and for each reportable segment;
•	gross profit and gross margin for UNIFI and for each reportable segment;
•	net (loss) income and earnings per share;
•	Segment Profit, which equals segment gross profit plus segment depreciation expense;
•	unit conversion margin, which represents unit net sales price less unit raw material costs, for UNIFI and for each reportable segment;
•	working capital, which represents current assets less current liabilities;
•	Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which represents net (loss) income before net interest expense, income tax expense and depreciation and amortization expense;
•

Adjusted EBITDA, which represents EBITDA adjusted to exclude equity in loss (earnings) of PAL and, from time to time, certain other adjustments necessary to understand and compare the underlying results of UNIFI;

•

Adjusted Net (Loss) Income, which represents net (loss) income calculated under GAAP, adjusted to exclude certain amounts which management believes do not reflect the ongoing operations and performance of UNIFI and/or for which exclusion may be necessary to understand and compare the underlying results of UNIFI;

•	Adjusted EPS, which represents Adjusted Net (Loss) Income divided by UNIFI’s weighted average common shares outstanding;
•	Adjusted Working Capital, which equals receivables plus inventories and other current assets, less accounts payable and accrued expenses; and
•	Net Debt, which represents debt principal less cash and cash equivalents.

EBITDA, Adjusted EBITDA, Adjusted Net (Loss) Income, Adjusted EPS, Adjusted Working Capital and Net Debt (collectively, the “non-GAAP financial measures”) are not determined in accordance with GAAP and should not be considered a substitute for performance measures determined in accordance with GAAP. The calculations of the non-GAAP financial measures are subjective, based on management’s belief as to which items should be included or excluded in order to provide the most reasonable and comparable view of the underlying operating performance of the business. We may, from time to time, modify the amounts used to determine our non-GAAP financial measures. When applicable, management’s discussion and analysis includes specific consideration for items that comprise the reconciliations of its non-GAAP financial measures.

We believe that these non-GAAP financial measures better reflect UNIFI’s underlying operations and performance and that their use, as operating performance measures, provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets, among otherwise comparable companies.

Management uses Adjusted EBITDA (i) as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of (a) items directly related to our asset base (primarily depreciation and amortization) and (b) items that we would not expect to occur as a part of our normal business on a regular basis; (ii) for planning purposes, including the preparation of our annual operating budget; (iii) as a valuation measure for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; and (iv) as one measure in determining the value of other acquisitions and dispositions. Adjusted EBITDA is a key performance metric utilized in the determination of variable compensation. We also believe Adjusted EBITDA is an appropriate supplemental measure of debt service capacity because it serves as a high-level proxy for cash generated from operations and is relevant to our fixed charge coverage ratio. Equity in loss (earnings) of PAL is excluded from Adjusted EBITDA because such results do not reflect our operating performance.

Management uses Adjusted Net (Loss) Income and Adjusted EPS (i) as measurements of net operating performance because they assist us in comparing such performance on a consistent basis, as they remove the impact of (a) items that we would not expect to occur as a part of our normal business on a regular basis and (b) components of the provision for income taxes that we would not expect to occur as a part of our underlying taxable operations; (ii) for planning purposes, including the preparation of our annual operating budget; and (iii) as measures in determining the value of other acquisitions and dispositions.

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

Review of Results of Operations for Fiscal 2020, 2019 and 2018

Fiscal 2020 and 2018 were each comprised of 52 weeks, while fiscal 2019 was comprised of 53 weeks.

Consolidated Overview

The below tables provide:

•	the components of net (loss) income and the percentage increase or decrease over the prior fiscal year amounts,
•	a reconciliation from net (loss) income to EBITDA and Adjusted EBITDA, and
•	a reconciliation from net (loss) income to Adjusted Net (Loss) Income and Adjusted EPS.

Following the tables is a discussion and analysis of the significant components of net (loss) income.

Net (loss) income

	Fiscal 2020	% Change	Fiscal 2019	% Change	Fiscal 2018
Net sales	$606,509	(14.4)	$708,804	4.4	$678,912
Cost of sales	567,469	(11.7)	642,496	8.4	592,484
Gross profit	39,040	(41.1)	66,308	(23.3)	86,428
SG&A expenses	43,814	(16.8)	52,690	(6.0)	56,077
Provision (benefit) for bad debts	1,739	nm	308	nm	(38)
Other operating expense, net	2,308	(1.8)	2,350	47.8	1,590
Operating (loss) income	(8,821)	(180.5)	10,960	(61.9)	28,799
Interest expense, net	4,057	(15.2)	4,786	9.4	4,375
Loss (earnings) from unconsolidated affiliates	477	(112.0)	(3,968)	(31.4)	(5,787)
Gain on sale of investment in unconsolidated affiliate	(2,284)	nm	—	—	—
Impairment of investment in unconsolidated affiliate	45,194	nm	—	—	—
Loss on extinguishment of debt	—	nm	131	nm	—
(Loss) income before income taxes	(56,265)	nm	10,011	(66.9)	30,211
Provision (benefit) for income taxes	972	(87.1)	7,555	nm	(1,491)
Net (loss) income	$(57,237)	nm	$2,456	(92.3)	$31,702

nm – not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Measures)

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Net (loss) income	$(57,237)	$2,456	$31,702
Interest expense, net	4,057	4,786	4,375
Provision (benefit) for income taxes	972	7,555	(1,491)
Depreciation and amortization expense (1)	23,406	22,713	22,218
EBITDA	(28,802)	37,510	56,804

Equity in loss (earnings) of PAL	960	(2,561)	(4,533)
EBITDA excluding PAL	(27,842)	34,949	52,271

Gain on sale of investment in unconsolidated affiliate (2)	(2,284)	—	—
Severance (3)	1,485	1,351	—
Impairment of investment in unconsolidated affiliate (4)	45,194	—	—
Adjusted EBITDA	$16,553	$36,300	$52,271

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

(2)	For fiscal 2020, UNIFI recorded an impairment charge of $45,194 relating to the April 29, 2020 sale of its 34% interest in PAL.

UNIFI’s 34% share of PAL’s loss subsequent to the date of the impairment charge (March 29, 2020) and through the date of transaction closing (April 29, 2020) was $2,284 and generated a gain on sale.
(3)

For fiscal 2020, UNIFI incurred certain severance costs in connection with (i) overall cost reduction efforts in the U.S. and (ii) a wind-down plan for its operations in Sri Lanka.  For fiscal 2019, UNIFI incurred certain severance costs in connection with overall cost reduction efforts in the U.S.

(4)	In fiscal 2020, UNIFI recorded an impairment charge of $45,194 related to the sale of its 34% interest in PAL.

Adjusted Net (Loss) Income and Adjusted EPS (Non-GAAP Measures)

The tables below set forth reconciliations of (i) (Loss) Income before income taxes (“Pre-tax (Loss) Income”), (Benefit) provision for income taxes (“Tax Impact”) and Net (Loss) Income to Adjusted Net (Loss) Income and (ii) Basic EPS to Adjusted EPS.

	For the Fiscal Year Ended June 28, 2020
	Pre-tax Loss	Tax Impact	Net Loss	Basic EPS
GAAP results	$(56,265)	$(972)	$(57,237)	$(3.10)
Impairment of investment in unconsolidated affiliate (1)	45,194	—	45,194	2.45
Severance (2)	1,485	(312)	1,173	0.06
Adjusted results	$(9,586)	$(1,284)	$(10,870)	$(0.59)

Weighted average common shares outstanding				18,475

	For the Fiscal Year Ended June 30, 2019
	Pre-tax Income	Tax Impact	Net Income	Basic EPS
GAAP results	$10,011	$(7,555)	$2,456	$0.13
Severance (2)	1,351	(284)	1,067	0.06
Adjusted results	$11,362	$(7,839)	$3,523	$0.19

Weighted average common shares outstanding				18,395

	For the Fiscal Year Ended June 24, 2018
	Pre-tax Income	Tax Impact	Net Income	Basic EPS
GAAP results	$30,211	$1,491	$31,702	$1.73
Reversal of specific tax valuation allowance (3)	—	(3,807)	(3,807)	(0.21)
Reversal of specific uncertain tax position (4)	—	(3,380)	(3,380)	(0.18)
Adjusted results	$30,211	$(5,696)	$24,515	$1.34

Weighted average common shares outstanding				18,294
(1)	For fiscal 2020, UNIFI recorded an impairment charge of $45,194 before tax, related to the sale of its 34% interest in PAL.
(2)

For fiscal 2020, UNIFI incurred certain severance costs in connection with (i) overall cost reduction efforts in the U.S. and (ii) a wind-down plan for its operations in Sri Lanka.  For fiscal 2019, UNIFI incurred certain severance costs in connection with overall cost reduction efforts in the U.S.

(3)

For fiscal 2018, UNIFI reversed a $3,807 valuation allowance on certain historical NOLs in connection with a tax status change unrelated to the federal tax reform legislation signed into law in December 2017.

(4)	For fiscal 2018, UNIFI reversed a $3,380 uncertain tax position relating to certain foreign exchange income applicable to fiscal 2015.

Net Sales

Fiscal 2020 vs. Fiscal 2019

Consolidated net sales for fiscal 2020 decreased by $102,295, or 14.4%, as compared to fiscal 2019.

Consolidated net sales decreased 14.4%, for fiscal 2020 in comparison to fiscal 2019 primarily as the adverse impacts of (i) the global pandemic caused by COVID-19, (ii) one fewer week of sales in fiscal 2020 for our NACA operations, (iii) lower nylon sales volumes, (iv) lower average selling prices, and (v) unfavorable foreign currency translation were partially offset by the sales growth of REPREVE® products, especially for the Asia Segment.

Consolidated sales volumes decreased 2.0%, primarily attributable to (i) the adverse impact of COVID-19, (ii) one fewer week of sales in fiscal 2020 for our NACA operations, and (iii) lower sales in the Nylon Segment, partially offset by continued sales growth of REPREVE®-branded products, primarily Chip and staple fiber in the Asia Segment. Annual sales growth was achieved by the Asia Segment, despite the adverse impacts from the COVID-19 pandemic, as our REPREVE® portfolio continues to resonate with our brand partners that are focused on sustainable solutions.

Excluding the impacts from COVID-19, we believe the incremental revenue generated in connection with our recently completed trade petitions relating to polyester textured yarn is helping to offset suppressed demand from certain market sectors. However, our Nylon Segment results reflect (i) two customers shifting certain programs to overseas garment production during calendar 2019 and (ii) the current global trend of declining demand for nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices decreased 12.4%, primarily attributable to (i) growth of Chip and staple fiber in the Asia Segment, which have lower average sales prices, (ii) a decline in higher-priced nylon product sales, (iii) sales price declines associated with polyester raw material cost changes, and (iv) unfavorable foreign currency translation impacts.

Fiscal 2019 vs. Fiscal 2018

Consolidated net sales for fiscal 2019 increased by $29,892, or 4.4%, as compared to fiscal 2018.

Consolidated sales volumes increased 7.1%, attributable to (i) an additional week in fiscal 2019 for our NACA region operations, (ii) continued growth in sales of Flake and Chip in the Polyester Segment, and (iii) continued growth in sales of Chip, staple fiber and other products in the Asia Segment. The increase in sales volumes was partially offset by soft yarn sales in the Polyester, Nylon and Brazil Segments.

Consolidated average sales prices decreased 2.6%, attributable to (i) higher growth rates of lower-priced Flake, Chip and staple fiber among the Polyester and Asia Segments, (ii) a decline in higher-priced nylon products, and (iii) unfavorable foreign currency translation impacts.

Gross Profit

Fiscal 2020 vs. Fiscal 2019

Gross profit for fiscal 2020 decreased by $27,268, or 41.1%, as compared to fiscal 2019. The global pandemic adversely impacted gross profit for all of UNIFI’s segments during fiscal 2020 due to the lower sales and production volumes in the fourth quarter.

•

For the Polyester Segment, prior to the pandemic, gross profit benefited from an improved conversion margin in connection with a predominantly declining raw material cost environment during fiscal 2020.

•	For the Asia Segment, gross profit increased as net sales increased, but was partially offset by a greater mix of lower-priced product sales.
•

For the Brazil Segment, gross profit decreased due to (i) market price declines (in connection with declining raw material costs) outpacing inventory turnover and (ii) unfavorable foreign currency translation effects as the BRL weakened against the USD.

•	For the Nylon Segment, gross profit decreased due to weaker fixed cost absorption in connection with two customers shifting certain programs to overseas garment production during calendar 2019.

Fiscal 2019 vs. Fiscal 2018

Gross profit for fiscal 2019 decreased by $20,120, or 23.3%, as compared to fiscal 2018, and was primarily pressured by an unfavorable raw material cost environment in fiscal 2019.

•

For the Polyester Segment, gross profit decreased primarily due to lower conversion margin, in which the first half of fiscal 2019 was unfavorably impacted by higher raw material costs, unfavorable sales mix towards lower-margin business and weaker fixed cost absorption resulting from lower textured yarn volumes in connection with significant competitive pressure from imported textured polyester yarns.

•

For the Asia Segment, gross profit decreased as sales growth was more than offset by (i) margin pressure from higher raw material costs, (ii) a greater mix of lower-priced product sales, and (iii) unfavorable foreign currency translation effects as the RMB weakened against the USD during fiscal 2019.

•

For the Brazil Segment, gross profit decreased primarily due to (i) unfavorable foreign currency translation effects as the BRL weakened against the USD during fiscal 2019, (ii) margin pressure from higher raw material costs and competition, and (iii) lower sales volumes.

•

For the Nylon Segment, gross profit decreased primarily due to a less favorable sales mix and weaker fixed cost absorption, due in part to the loss of a customer program to overseas production during the fourth quarter of fiscal 2019.

SG&A

The changes in SG&A were as follows:

SG&A expenses for fiscal 2018	$56,077
Decrease in compensation expenses	(4,639)
Decrease due to foreign currency translation	(1,051)
Net increase in professional fees	1,435
Increase due to an additional week in fiscal 2019	841
Other net increases	27
SG&A expenses for fiscal 2019	$52,690

SG&A expenses for fiscal 2019	$52,690
Net decrease in professional fees	(2,523)
Net decrease in marketing expenses	(1,470)
Net decrease in compensation expenses	(1,258)
Decrease in travel and entertainment expenses	(1,118)
Impact of an additional week in fiscal 2019	(841)
Decrease due to foreign currency translation	(807)
Other net decreases	(859)
SG&A expenses for fiscal 2020	$43,814

Fiscal 2020 vs. Fiscal 2019

SG&A decreased from fiscal 2019 to fiscal 2020 primarily as a result of (i) lower professional fees and marketing expenses primarily due to cost reduction efforts undertaken during the fourth quarter of fiscal 2019 and (ii) lower compensation expenses in connection with (a) fewer executive officers throughout fiscal 2020 as compared to fiscal 2019 and (b) a reduction in annual incentive compensation earned due to the adverse profitability impacts of the COVID-19 pandemic.

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

Provision (Benefit) for Bad Debts

Fiscal 2020 vs. Fiscal 2019

Provision for bad debt increased from $308 in fiscal 2019 to $1,739 in fiscal 2020.  The increase primarily reflects weaker economic conditions and customer payment delays during the COVID-19 pandemic.

Fiscal 2019 vs. Fiscal 2018

There was no material bad debt activity in fiscal 2019 or 2018.

Other Operating Expense, Net

Fiscal 2020 vs. Fiscal 2019

Other operating expense, net was $2,350 in fiscal 2019 and $2,308 in fiscal 2020, which primarily reflects severance expenses recorded in both fiscal years, along with foreign currency transaction gains in fiscal 2019 and foreign currency transaction losses in fiscal 2020.

Fiscal 2019 vs. Fiscal 2018

Other operating expense (income), net changed unfavorably from $1,590 of expense for fiscal 2018 to $2,350 of expense for fiscal 2019, which primarily reflects severance expenses recorded in fiscal 2019 and unfavorable foreign currency transaction impacts recorded in fiscal 2018.

Interest Expense, Net

Interest expense, net reflected the following components:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Interest and fees on the ABL Facility	$3,922	$4,515	$3,926
Other interest	736	828	832
Subtotal of interest on debt obligations	4,658	5,343	4,758
Amortization of debt financing fees	247	290	367
Interest capitalized to property, plant and equipment, net	(126)	(219)	(190)
Subtotal of other components of interest expense	121	71	177
Total interest expense	4,779	5,414	4,935
Interest income	(722)	(628)	(560)
Interest expense, net	$4,057	$4,786	$4,375

Fiscal 2020 vs. Fiscal 2019

Interest expense, net decreased from fiscal 2019 to fiscal 2020 primarily as a result of (i) lower market interest rates on our variable-rate debt, (ii) a more favorable pricing structure on the ABL Facility in connection with a December 2018 amendment, and (iii) an overall reduction in debt principal during fiscal 2020.

Fiscal 2019 vs. Fiscal 2018

Interest on debt obligations increased from fiscal 2018 to fiscal 2019 primarily due to (i) a higher average debt level throughout fiscal 2019 and (ii) a general increase in market interest rates on our variable rate debt.

Loss (Earnings) from Unconsolidated Affiliates

The components of loss (earnings) from unconsolidated affiliates are as follows:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Loss (earnings) from PAL	$960	$(2,561)	$(4,533)
Earnings from nylon joint ventures	(483)	(1,407)	(1,254)
Total equity in loss (earnings) of unconsolidated affiliates	$477	$(3,968)	$(5,787)

As a percentage of consolidated (loss) income before income taxes	0.8%	39.6%	19.2%

Fiscal 2020 vs. Fiscal 2019

UNIFI’s 34% share of PAL’s earnings decreased from earnings of $2,561 in fiscal 2019 to a loss of $960 in fiscal 2020. The decrease in earnings from PAL was primarily attributable to lower operating leverage and comparably higher costs, in addition to the adverse impacts of the COVID-19 pandemic on PAL’s results in UNIFI’s final month of ownership, April 2020.  On April 29, 2020, UNIFI sold its 34% non-controlling partnership interest in PAL. The earnings from the nylon joint ventures experienced a decrease from fiscal 2019 to fiscal 2020, primarily due to lower sales volumes.

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

Impairment of Investment in Unconsolidated Affiliate and Gain on Divestiture

As of March 29, 2020, UNIFI owned a 34% interest in the PAL Investment and Parkdale owned the majority 66% interest. In April 2020, UNIFI and Parkdale finalized negotiations to sell the PAL Investment to Parkdale for $60,000 and UNIFI recorded an impairment charge of $45,194 to adjust the PAL Investment to fair value. The transaction closed on April 29, 2020 and UNIFI received $60,000 in cash.

UNIFI’s 34% share of PAL’s loss subsequent to the date of the impairment charge (March 29, 2020) and through the date of transaction closing (April 29, 2020) was $2,284 and generated a gain on divestiture.

Provision (Benefit) for Income Taxes

The change in consolidated income taxes is as follows:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
(Loss) income before income taxes	$(56,265)	$10,011	$30,211
Provision (benefit) for income taxes	972	7,555	(1,491)
Effective tax rate	(1.7)%	75.5%	(4.9)%

The effective tax rate is subject to variation due to several factors, including variability in pre-tax and taxable income, the mix of income by jurisdiction, changes in deferred tax valuation allowances, and changes in statutes, regulations and case law.  Additionally, the impacts of discrete and other rate impacting items are greater when income before income taxes is lower.

Fiscal 2020 vs. Fiscal 2019

The decrease in the fiscal 2020 effective tax rate was primarily attributable to (i) lower U.S. tax on Global Intangible Low-Tax Income (“GILTI”) in the current period, (ii) lower foreign withholding taxes in the current period, and (iii) lower impact of foreign earnings taxed at higher rates. These benefits were partially offset by an increase in the valuation allowance on a capital loss generated upon the PAL Investment sale.

Fiscal 2019 vs. Fiscal 2018

The increase in the fiscal 2019 effective tax rate was primarily attributable to (i) impacts of GILTI provisions newly effective for UNIFI in fiscal 2019, (ii) foreign withholding taxes, (iii) establishment of a valuation allowance against certain state deferred tax assets, and (iv) additional tax expense related to the enactment of H.R. 1.  These rate detriments were partially offset by a tax benefit from tax credits related to prior years. The prior year rate of (4.9%) also benefited from the release of a valuation allowance on certain NOLs outside the U.S. consolidated tax filing group and the release of uncertain tax positions.

Net (Loss) Income

Fiscal 2020 vs. Fiscal 2019

Net loss for fiscal 2020 was $(57,237), or $(3.10) per share, compared to $2,456, or $0.13 per share, for fiscal 2019.  The decrease was primarily attributable to the impairment charge for the PAL Investment sale.  In addition to the impairment charge, the decrease was attributable to (i) lower gross profit primarily stemming from the impact of COVID-19 and (ii) lower earnings from unconsolidated affiliates, partially offset by lower SG&A expenses.

Fiscal 2019 vs. Fiscal 2018

Net income for fiscal 2019 was $2,456, or $0.13 per diluted share, compared to $31,702, or $1.70 per diluted share, for fiscal 2018.  The decrease was primarily attributable to (i) lower gross profit stemming from cost and competitive pressures, (ii) lower earnings from PAL, and (iii) a significantly higher effective tax rate, partially offset by lower SG&A expenses.

Adjusted EBITDA

Adjusted EBITDA decreased from $36,300 for fiscal 2019 to $16,553 for fiscal 2020. The decrease was primarily attributable to the economic impacts of the COVID-19 pandemic, partially offset by lower SG&A. Excluding the pandemic, the Polyester Segment and Asia Segment were experiencing fiscal 2020 results consistent with our expectations, while the Brazil Segment and Nylon Segment were adversely impacted by raw material cost fluctuations and U.S. product demand declines, respectively.

Adjusted EBITDA decreased from $52,271 for fiscal 2018 to $36,300 for fiscal 2019. The decrease was primarily attributable to the unfavorable impact to gross profit from a generally rising raw material cost environment, along with weaker facility utilization as our domestic textured yarn portfolio was pressured by competitive imports.

Adjusted Net (Loss) Income

Adjusted Net (Loss) Income decreased from $3,523 for fiscal 2019 to $(10,870) for fiscal 2020.  The decrease was primarily attributable to the economic impacts of the COVID-19 pandemic, partially offset by lower SG&A.

Adjusted Net Income decreased from $24,515 for fiscal 2018 to $3,523 for fiscal 2019.  The decrease was primarily attributable to the unfavorable impact to gross profit from a generally rising raw material cost environment, along with weaker facility utilization as our domestic textured yarn portfolio was pressured by competitive imports.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for fiscal 2020, 2019 and 2018.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	Fiscal 2020	% Change	Fiscal 2019	% Change	Fiscal 2018
Net sales	$309,184	(16.6)	$370,770	1.8	$364,169
Cost of sales	297,096	(14.4)	346,951	4.8	330,975
Gross profit	12,088	(49.3)	23,819	(28.2)	33,194
Depreciation expense	16,904	5.2	16,068	1.1	15,893
Segment Profit	$28,992	(27.3)	$39,887	(18.7)	$49,087

Gross margin	3.9%		6.4%		9.1%
Segment margin	9.4%		10.8%		13.5%

Segment net sales as a percentage of consolidated amount	51.0%		52.3%		53.6%

Segment Profit as a percentage of consolidated amount	48.6%		46.3%		46.1%

The changes in net sales for the Polyester Segment are as follows:

Net sales for fiscal 2018	$364,169
Net change in average selling price and sales mix	14,004
Increase due to an additional week of sales in fiscal 2019	6,622
Decrease in underlying sales volumes	(14,025)
Net sales for fiscal 2019	$370,770

Net sales for fiscal 2019	$370,770
Decrease in underlying sales volumes	(31,533)
Net change in average selling price and sales mix	(23,431)
Decrease due to an additional week of sales in fiscal 2019	(6,622)
Net sales for fiscal 2020	$309,184

The decrease in net sales for the Polyester Segment from fiscal 2019 to fiscal 2020 was primarily attributable to (i) the adverse impact of COVID-19 on market demand, (ii) lower average selling prices associated with lower polyester raw material costs, and (iii) one fewer week of sales in fiscal 2020.

The increase in net sales for the Polyester Segment from fiscal 2018 to fiscal 2019 was primarily attributable to (i) higher sales volumes of Flake and Chip, (ii) higher sales volumes of dyed yarn in connection with a dyed yarn portfolio acquisition that closed in the fourth quarter of fiscal 2018, (iii) higher selling prices in response to several months of raw material related price increases during calendar 2018, and (iv) an additional week of sales in fiscal 2019.  However, these benefits were partially offset by a weaker sales mix, characterized by lower textured yarn volumes resulting from highly competitive imports.

The changes in Segment Profit for the Polyester Segment are as follows:

Segment Profit for fiscal 2018	$49,087
Net decrease in underlying margins	(7,476)
Decrease in underlying sales volumes	(1,892)
Increase due to an additional week of sales in fiscal 2019	168
Segment Profit for fiscal 2019	$39,887

Segment Profit for fiscal 2019	$39,887
Net decrease in underlying margins	(7,202)
Decrease in underlying sales volumes	(3,525)
Decrease due to an additional week of sales in fiscal 2019	(168)
Segment Profit for fiscal 2020	$28,992

The decrease in Segment Profit for the Polyester Segment from fiscal 2019 to fiscal 2020 was attributable to the impact of the COVID-19 pandemic on cost absorption and facility utilization following significantly lower sales volumes. However, prior to the pandemic, the Polyester Segment benefited from an improved conversion margin in connection with the comparative impact of (i) a declining raw material cost environment during fiscal 2020 and (ii) an unfavorable raw material cost environment in fiscal 2019.

The decrease in Segment Profit for the Polyester Segment from fiscal 2018 to fiscal 2019 was primarily attributable to (i) lower conversion margin, in which the first half of fiscal 2019 was unfavorably impacted by higher raw material costs that were not effectively offset by timely corresponding selling price increases, (ii) the unfavorable sales mix shift towards lower-margin products discussed above in the net sales analysis, and (iii) weaker fixed cost absorption resulting from lower textured yarn volumes in connection with significant competitive pressure from imported textured polyester.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Asia Segment are as follows:

	Fiscal 2020	% Change	Fiscal 2019	% Change	Fiscal 2018
Net sales	$153,032	15.2	$132,866	36.6	$97,297
Cost of sales	136,349	16.4	117,166	45.2	80,677
Gross profit	16,683	6.3	15,700	(5.5)	16,620
Depreciation expense	—	—	—	—	—
Segment Profit	$16,683	6.3	$15,700	(5.5)	$16,620

Gross margin	10.9%		11.8%		17.1%
Segment margin	10.9%		11.8%		17.1%

Segment net sales as a percentage of consolidated amount	25.2%		18.7%		14.3%

Segment Profit as a percentage of consolidated amount	27.9%		18.2%		15.6%

The changes in net sales for the Asia Segment are as follows:

Net sales for fiscal 2018	$97,297
Increase in sales volumes of Chip and staple fiber	24,005
Increase in sales volumes of certain other products	16,209
Unfavorable foreign currency translation effects	(5,372)
Change in average selling price and sales mix	727
Net sales for fiscal 2019	$132,866

Net sales for fiscal 2019	$132,866
Increase in sales volumes of Chip and staple fiber	20,731
Net increase in sales volumes of certain other products	3,917
Unfavorable foreign currency translation effects	(4,015)
Change in average selling price and sales mix	(467)
Net sales for fiscal 2020	$153,032

The increase in net sales for the Asia Segment from fiscal 2019 to fiscal 2020 was primarily attributable to higher sales volumes of REPREVE®-branded products, primarily Chip and staple fiber, partially offset by (i) the impact of lower-priced Chip and staple fiber sales on average selling price and sales mix and (ii) unfavorable foreign currency translation effects due to the comparable weakening of the RMB, along with a reduction in the overall sales growth rate caused by the COVID-19 pandemic impact on global demand.

The increase in net sales for the Asia Segment from fiscal 2018 to fiscal 2019 was primarily attributable to higher sales volumes due to growth in our REPREVE® portfolio, partially offset by unfavorable foreign currency translation effects as the RMB weakened against the USD during fiscal 2019.

The RMB weighted average exchange rate was 7.03 RMB/USD, 6.82 RMB/USD and 6.50 RMB/USD for fiscal 2020, 2019 and 2018, respectively.

The changes in Segment Profit for the Asia Segment are as follows:

Segment Profit for fiscal 2018	$16,620
Decrease in underlying margins	(3,836)
Unfavorable foreign currency translation effects	(964)
Increase in sales volumes	3,880
Segment Profit for fiscal 2019	$15,700

Segment Profit for fiscal 2019	$15,700
Increase in sales volumes	831
Change in underlying margins and sales mix	780
Unfavorable foreign currency translation effects	(628)
Segment Profit for fiscal 2020	$16,683

The increase in Segment Profit for the Asia Segment from fiscal 2019 to fiscal 2020 was primarily attributable to the increase in sales volumes and related sales mix change described in the net sales analysis above. The sales growth rate and, accordingly, the growth rate of Segment Profit for the Asia Segment, was partially offset by (i) the impact of the COVID-19 pandemic on global demand and (ii) unfavorable foreign currency translation effects as the RMB weakened against the USD during fiscal 2020.

The decrease in Segment Profit for the Asia Segment from fiscal 2018 to fiscal 2019 was primarily attributable to (i) margin pressure from higher raw material costs, (ii) unfavorable foreign currency translation effects as the RMB weakened against the USD during fiscal 2019, and (iii) a greater mix of lower-priced product sales, partially offset by the increase in sales volumes described in the net sales analysis above.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Brazil Segment are as follows:

	Fiscal 2020	% Change	Fiscal 2019	% Change	Fiscal 2018
Net sales	$73,339	(28.7)	$102,877	(7.0)	$110,587
Cost of sales	62,144	(26.3)	84,298	(0.5)	84,726
Gross profit	11,195	(39.7)	18,579	(28.2)	25,861
Depreciation expense	1,385	(9.9)	1,537	(6.7)	1,648
Segment Profit	$12,580	(37.5)	$20,116	(26.9)	$27,509

Gross margin	15.3%		18.1%		23.4%
Segment margin	17.2%		19.6%		24.9%

Segment net sales as a percentage of consolidated amount	12.1%		14.5%		16.3%

Segment Profit as a percentage of consolidated amount	21.1%		23.3%		25.8%

The changes in net sales for the Brazil Segment are as follows:

Net sales for fiscal 2018	$110,587
Unfavorable foreign currency translation effects	(15,700)
Decrease in sales volumes	(4,684)
Increase in average selling price and change in sales mix	12,674
Net sales for fiscal 2019	$102,877

Net sales for fiscal 2019	$102,877
Decrease in sales volumes	(13,501)
Unfavorable foreign currency translation effects	(13,128)
Decrease in average selling price	(2,909)
Net sales for fiscal 2020	$73,339

The decrease in net sales for the Brazil Segment from fiscal 2019 to fiscal 2020 was primarily attributable to (i) the COVID-19 pandemic impact on sales volumes, (ii) unfavorable foreign currency translation effects as the BRL weakened against the USD during fiscal 2020, and (iii) lower selling prices associated with declining raw material costs and competitive pricing pressures.

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

The BRL weighted average exchange rate was 4.29 BRL/USD, 3.87 BRL/USD and 3.31 BRL/USD for fiscal 2020, 2019 and 2018, respectively.

The changes in Segment Profit for the Brazil Segment are as follows:

Segment Profit for fiscal 2018	$27,509
Unfavorable foreign currency translation effects	(3,912)
Decrease in underlying margins	(2,328)
Decrease in sales volumes	(1,153)
Segment Profit for fiscal 2019	$20,116

Segment Profit for fiscal 2019	$20,116
Decrease in sales volumes	(2,641)
Decrease in underlying margins	(2,535)
Unfavorable foreign currency translation effects	(2,360)
Segment Profit for fiscal 2020	$12,580

The decrease in Segment Profit for the Brazil Segment from fiscal 2019 to fiscal 2020 was primarily attributable to (i) the COVID-19 pandemic, (ii) unfavorable foreign currency translation, and (iii) prior to the pandemic, competitive pricing pressures during a declining raw material cost environment. For the Brazil Segment, declining raw material costs place immediate downward market pressure on selling prices and, since the Brazil Segment’s supply chain is generally longer, average inventory costs decline slower than selling prices. Additionally, the Brazil Segment accelerated certain raw material purchases in the fourth quarter of fiscal 2019, which exacerbated the above impact.

The decrease in Segment Profit for the Brazil Segment from fiscal 2018 to fiscal 2019 was primarily attributable to (i) unfavorable foreign currency translation effects as the BRL weakened against the USD, (ii) margin pressure from higher raw material costs and competition, and (iii) lower sales volumes as described above.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	Fiscal 2020	% Change	Fiscal 2019	% Change	Fiscal 2018
Net sales	$67,381	(31.3)	$98,127	(4.4)	$102,639
Cost of sales	68,359	(24.2)	90,231	(2.1)	92,155
Gross (loss) profit	(978)	(112.4)	7,896	(24.7)	10,484
Depreciation expense	1,917	(8.0)	2,083	(5.2)	2,197
Segment Profit	$939	(90.6)	$9,979	(21.3)	$12,681

Gross margin	-1.5%		8.0%		10.2%
Segment margin	1.4%		10.2%		12.4%

Segment net sales as a percentage of consolidated amount	11.1%		13.8%		15.1%

Segment Profit as a percentage of consolidated amount	1.6%		11.6%		11.9%
The changes in net sales for the Nylon Segment are as follows:

Net sales for fiscal 2018	$102,639
Decrease in underlying sales volumes	(4,450)
Net change in average selling price and sales mix	(1,708)
Increase due to an additional week of sales in fiscal 2019	1,646
Net sales for fiscal 2019	$98,127

Net sales for fiscal 2019	$98,127
Decrease in underlying sales volumes	(27,205)
Net change in average selling price and sales mix	(1,895)
Decrease due to an additional week of sales in fiscal 2019	(1,646)
Net sales for fiscal 2020	$67,381

The decrease in net sales for the Nylon Segment from fiscal 2019 to fiscal 2020 was primarily attributable to (i) the adverse impact of COVID-19, (ii) continued demand declines in certain nylon product categories, (iii) two customers shifting certain programs to overseas garment production during calendar 2019, and (iv) one fewer week of sales in fiscal 2020.

The decrease in net sales for the Nylon Segment from fiscal 2018 to fiscal 2019 was primarily attributable to (i) continued demand declines in certain nylon product categories along with a significant customer shifting a portion of its supply chain from the NACA region and (ii) a lower-priced sales mix, partially offset by the additional week of sales in fiscal 2019.

The changes in Segment Profit for the Nylon Segment are as follows:

Segment Profit for fiscal 2018	$12,681
Net decrease in underlying margins	(2,301)
Decrease in underlying sales volumes	(550)
Increase due to an additional week of sales in fiscal 2019	149
Segment Profit for fiscal 2019	$9,979

Segment Profit for fiscal 2019	$9,979
Net decrease in underlying margins	(6,119)
Decrease in underlying sales volumes	(2,772)
Decrease due to an additional week of sales in fiscal 2019	(149)
Segment Profit for fiscal 2020	$939

The decrease in Segment Profit for the Nylon Segment from fiscal 2018 to fiscal 2019 and to fiscal 2020 was primarily attributable to lower sales and weaker fixed cost absorption, with fiscal 2020 significantly impacted by demand disruption from COVID-19.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service and share repurchases.  UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver (as defined below) of its credit facility.

As of June 28, 2020, all of UNIFI’s $98,881 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, and 46% of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed. The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital and total debt obligations as of June 28, 2020 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$40,878	$34,389	$75,267
Borrowings available under financing arrangements	56,392	—	56,392
Liquidity	$97,270	$34,389	$131,659

Working capital	$110,916	$88,583	$199,499
Total debt obligations	$98,881	$—	$98,881

For fiscal 2020, cash generated from operations was $52,724 and at June 28, 2020, excess availability under the ABL Revolver was $56,392.  Despite the adverse impacts of the COVID-19 pandemic, UNIFI was able to generate strong operating cash flows for both fiscal 2020 and the associated fourth quarter when the COVID-19 impacts were most severe, while ensuring borrowing availability and liquidity remained at elevated levels compared to recent fiscal years. Cash generation was achieved by focusing diligently on the management of working capital, while minimizing travel and discretionary costs.

Looking ahead to fiscal 2021, the impacts of the COVID-19 pandemic will continue to place pressure on our ability to generate cash. A business recovery over the next twelve months is likely to generate an increase in our receivables and inventory, and when combined with capital expenditures, debt service and routine tax payments, we expect to use cash in fiscal 2021. However, our liquidity position of $131,659 is higher than recent historical levels and is expected to be more than adequate to allow UNIFI to manage through the current COVID-19 operating environment and to quickly respond when the economic recovery occurs.

As of June 28, 2020, taxes associated with the repatriation of earnings of foreign subsidiaries were not provided on cumulative total of $31,872 of undistributed earnings for certain foreign subsidiaries.  UNIFI intends to reinvest these earnings indefinitely in such foreign subsidiaries.  If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, UNIFI could be subject to additional tax liabilities.  The amount of potential unrecognized deferred income tax liability related to these earnings is approximately $3,732.

COVID-19 Liquidity Considerations

Because global economic activity slowed within a short period of time, the COVID-19 pandemic introduced liquidity risk that was not present prior to calendar 2020. UNIFI believes that aggressive and prudent actions are necessary to preserve liquidity in the current economic environment, which is pressured by significant global demand declines that began in calendar 2020 and which are expected to continue for the remainder of calendar 2020 and potentially beyond. Accordingly, to minimize further disruption to operations, UNIFI has prioritized employee health and safety measures that include suspending travel and group meetings, enforcing social distancing and healthy hygiene habits, increasing sanitation, disinfection and wellness monitoring and utilizing teleconferencing and telecommuting when appropriate. Additionally, the following aid in reducing risk and ensuring adequate cash is available to fund ongoing operations and obligations:

•	Participating in the supply chain for personal protective equipment necessary for first responders, healthcare personnel, and military.
•	Reducing future capital expenditures while prioritizing safety and maintenance.
•	Capitalizing on raw material pricing, which remains at low levels and aids short-term working capital and liquidity.
•	Implementing strategic curtailment of manufacturing operations when possible.
•	Managing working capital and reducing costs.
•	Lowering discretionary expenses that focus on long-term returns, such as marketing, event and other commercial expenses.
•	Maintaining significant cash balances across the company to ensure liquidity is available whenever it is needed.

While we currently expect these measures to aid liquidity in the current pandemic environment, should global demand and economic activity remain subdued beyond the short term, UNIFI maintains the ability to (i) utilize aid and lending programs from governmental entities, (ii) seek additional credit or financing arrangements, extensions or concessions, and (iii) implement further cost reduction initiatives to preserve cash.

The following further describe the current strength of UNIFI’s liquidity position and access to capital resources:

•	We have not accessed public or private capital markets for recent liquidity needs.
•

We do not currently expect our cost of or access to existing capital and funding sources to materially change as a result of the COVID-19 pandemic; however, we expect new capital and funding sources (if any) to carry higher costs than our current structure.

•	We have not taken advantage of rent, lease or debt deferrals, forbearance periods or other concessions, nor have we modified any material agreements to provide concessions.
•	We have not relied on supply chain financing, structured trade payables or vendor financing.
•	We are not at material risk of not meeting our financial covenants.
•	We continue to maintain significant borrowing availability on our existing credit facility.

Lastly, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) allowed UNIFI to defer certain employer payroll tax payments to future periods and attain certain employee retention credits, both of which are not material to our short- and long-term liquidity position. We have not applied for or obtained any other material federal or state assistance.

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	June 28, 2020	June 28, 2020	June 30, 2019
ABL Revolver	December 2023	0.0%	$—	$19,400
ABL Term Loan (1)	December 2023	3.2%	87,500	97,500
Finance lease obligations	(2)	3.6%	11,381	11,118
Total debt			98,881	128,018
Current ABL Term Loan			(10,000)	(10,000)
Current portion of finance lease obligations			(3,563)	(5,519)
Unamortized debt issuance costs			(711)	(958)
Total long-term debt			$84,607	$111,541

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for finance lease obligations range from July 2020 to November 2027, as further outlined in Note 4, “Leases.”

ABL Facility and Amendments

On December 18, 2018, Unifi, Inc. and certain of its subsidiaries entered into a Third Amendment to Amended and Restated Credit Agreement and Second Amendment to Amended and Restated Guaranty and Security Agreement (the “2018 Amendment”).  The 2018 Amendment amended the Amended and Restated Credit Agreement, dated as of March 26, 2015, by and among Unifi, Inc. and a syndicate of lenders, as previously amended (together with all previous and subsequent amendments, the “Credit Agreement”).  The Credit Agreement provides for a $200,000 senior secured credit facility (the “ABL Facility”), including a $100,000 revolving credit facility (the “ABL Revolver”) and a term loan that can be reset up to a maximum amount of $100,000, once per fiscal year, if certain conditions are met (the “ABL Term Loan”). The ABL Facility has a maturity date of December 18, 2023.

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

In connection and concurrent with the sale of UNIFI’s 34% interest in PAL on April 29, 2020, UNIFI entered into the Fourth Amendment to Amended and Restated Credit Agreement (“Fourth Amendment”).  The Fourth Amendment among other things: (i) revised the definition of permitted dispositions within the Credit Agreement to include the sale by Unifi Manufacturing, Inc. of its equity interest in PAL so long as the aggregate net cash proceeds received equaled or exceeded $60,000 and such sale occurred on or before May 15, 2020; (ii) revised the terms of the Credit Agreement to allow the net cash proceeds from the sale of PAL to be applied to the outstanding principal amount of the ABL Revolver until paid in full with the remaining net cash proceeds retained by UNIFI, so long as certain conditions are met; and (iii) revised the terms of the Credit Agreement to allow the lenders to make changes to the benchmark interest rate without further amendment should LIBOR temporarily or permanently cease to exist and a transition to a new benchmark interest rate such as the Secured Overnight Financing Rate (“SOFR”) be required for future ABL Facility borrowings.

UNIFI currently utilizes variable-rate borrowings under the ABL Facility that are made with reference to USD LIBOR Rate Loans and is party to LIBOR-based interest rate swaps. Management will continue to monitor the potential termination of LIBOR and the potential impact on UNIFI’s operations. However, as a result of the Fourth Amendment, management does not expect (i) significant efforts are necessary to accommodate a termination of LIBOR or (ii) a significant impact to UNIFI’s operations upon a termination of LIBOR.

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

If excess availability under the ABL Revolver falls below the Trigger Level (as defined in the Credit Agreement), a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a quarterly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of June 28, 2020 was $23,438. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

ABL Facility borrowings bear interest at LIBOR plus an applicable margin of 1.25% to 1.75%, or the Base Rate (as defined below) plus an applicable margin of 0.25% to 0.75%, with interest currently being paid on a monthly basis. The applicable margin is based on (i) the excess availability under the ABL Revolver and (ii) the consolidated leverage ratio, calculated as of the end of each fiscal quarter. The Base Rate means the greater of (i) the prime lending rate as publicly announced from time to time by Wells Fargo Bank, National Association, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, and (iii) LIBOR plus 1.0%. UNIFI’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventories and is subject to certain conditions and limitations. There is also a monthly unused line fee under the ABL Revolver of 0.25%.

As of June 28, 2020, UNIFI was in compliance with all financial covenants in the Credit Agreement and the excess availability under the ABL Revolver was $56,392.  At June 28, 2020, the fixed charge coverage ratio was 0.23 to 1.00 and UNIFI had $0 of standby letters of credit. Management maintains the capability to improve the fixed charge coverage ratio utilizing existing foreign cash and cash equivalents.

UNIFI currently maintains three interest rate swaps that fix LIBOR at approximately 1.9% on $75,000 of variable-rate debt. Such swaps are scheduled to terminate in May 2022.

Finance Lease Obligations

During fiscal 2020, UNIFI entered into finance lease obligations totaling $6,301 for certain transportation equipment.  The maturity date of these obligations range from March 2025 to November 2026 with interest rates ranging from 3.1% to 3.5%. There were no significant finance leases established in fiscal 2019.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the following five fiscal years and thereafter:

	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter
ABL Revolver	$—	$—	$—	$—	$—	$—
ABL Term Loan	10,000	10,000	10,000	57,500	—	—
Finance lease obligations	3,563	3,388	1,094	1,132	1,028	1,176
Total	$13,563	$13,388	$11,094	$58,632	$1,028	$1,176

Further discussion of the terms and conditions of the Credit Agreement and the Company’s existing indebtedness is outlined in Note 13, “Long-Term Debt,” to the accompanying consolidated financial statements.

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	June 28, 2020	June 30, 2019
Long-term debt	$84,607	$111,541
Current portion of long-term debt	13,563	15,519
Unamortized debt issuance costs	711	958
Debt principal	98,881	128,018
Less: cash and cash equivalents	75,267	22,228
Net Debt	$23,614	$105,790

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measures)

The following table presents the components of working capital and the reconciliation from working capital to Adjusted Working Capital:

	Fiscal 2020	Fiscal 2019
Cash and cash equivalents	$75,267	$22,228
Receivables, net	53,726	88,884
Inventories	109,704	133,781
Income taxes receivable	4,033	4,373
Other current assets	11,763	16,356
Accounts payable	(25,610)	(41,796)
Accrued expenses	(13,689)	(16,849)
Other current liabilities	(15,695)	(16,088)
Working capital	$199,499	$190,889

Less: Cash and cash equivalents	(75,267)	(22,228)
Less: Income taxes receivable	(4,033)	(4,373)
Less: Other current liabilities	15,695	16,088
Adjusted Working Capital	$135,894	$180,376

Working capital increased from $190,889 as of June 30, 2019 to $199,499 as of June 28, 2020, while Adjusted Working Capital decreased from $180,376 to $135,894. Working capital and Adjusted Working Capital are within the range of management’s expectations based on the composition of the underlying business and global structure. Adjusted Working Capital declined significantly from fiscal 2019 to fiscal 2020, most notably due to the COVID-19 pandemic impact on global demand and our overall business activities.

The increase in cash and cash equivalents was driven by (i) generating operating cash flows and (ii) proceeds from the PAL Investment sale. The decrease in receivables, net and inventories was primarily attributable to the COVID-19 pandemic impact on global demand as sales volumes declined significantly in the fourth quarter of fiscal 2020. The decrease in income taxes receivable was due to the timing and magnitude of tax impacts recognized in the current period, primarily relating to changes in deferred taxes. The decrease in other current assets was primarily due to a decrease in contract assets revenue recognition, consistent with the declines in receivables and inventory. The decrease in accounts payable and accrued expenses was primarily attributable to lower (i) purchase activity, (ii) annual incentive compensation, and (iii) operating accruals in connection with the COVID-19 pandemic. The decrease in other current liabilities primarily reflects a decrease in (a) income taxes payable due to the timing and magnitude of tax impacts recognized in fiscal 2020 and (b) the current portion of finance lease obligations, partially offset by an increase in current operating lease liabilities recognized under the new lease accounting standard.

Capital Projects

In fiscal 2020 and in response to the adverse liquidity impacts of COVID-19, we invested approximately $18,500 in capital projects that included (i) a priority on safety and maintenance capital expenditures to allow continued efficient production and (ii) making further improvements in production capabilities and technology enhancements in the Americas. Maintenance capital expenditures are necessary to support UNIFI’s current operations, capacities and capabilities and exclude expenses relating to repairs and costs that do not extend an asset’s useful life. We also added approximately $6,000 of transportation equipment under new finance leases.

In fiscal 2019, we invested approximately $25,000 in capital projects, which included (i) making further improvements in production capabilities and technology enhancements in the Americas and (ii) annual maintenance capital expenditures.

In fiscal 2018, we invested approximately $25,000 in capital projects, which included (i) completing the fourth production line in the REPREVE® Recycling Center, (ii) making further improvements in production capabilities and technology enhancements in the Americas, and (iii) annual maintenance capital expenditures.

In fiscal 2021, UNIFI expects to invest $22,000 in capital projects, which we expect to include (i) making further improvements in production capabilities and technology enhancements in the Americas, including the purchase and installation of new eAFK EVO texturing machines, and (ii) annual maintenance capital expenditures.  UNIFI will seek to ensure maintenance capital expenditures are sufficient to allow continued production at high efficiencies.

The total amount ultimately invested for fiscal 2021 could be more or less than the currently estimated amount depending on the timing and scale of contemplated initiatives, and is expected to be funded by cash from operations. UNIFI expects the recent capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment and building additions.

Share Repurchase Program

On October 31, 2018, UNIFI announced that the Board approved the 2018 SRP under which UNIFI is authorized to acquire up to $50,000 of its common stock. Under the 2018 SRP, purchases will be made from time to time in the open market at prevailing market prices, through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date.

As of June 28, 2020, UNIFI has repurchased a total of 84 shares at an average price of $23.72, and $48,008 remained available for repurchase under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

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

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Net (loss) income	$(57,237)	$2,456	$31,702
Depreciation and amortization expense	23,653	23,003	22,585
Equity in loss (earnings) of unconsolidated affiliates	477	(3,968)	(5,787)
Impairment of investment in unconsolidated affiliate	45,194	—	—
Gain on sale of investment in unconsolidated affiliate	(2,284)	—	—
Non-cash compensation expense	3,999	3,258	5,823
Deferred income taxes	(4,011)	423	(5,797)
Subtotal	9,791	25,172	48,526

Distributions received from unconsolidated affiliates	10,437	2,647	12,236
Change in inventories	15,792	(15,838)	(18,198)
Other changes in assets and liabilities	16,704	(4,697)	(5,229)
Net cash provided by operating activities	52,724	7,284	37,335

Fiscal 2020 Compared to Fiscal 2019

The increase in net cash provided by operating activities from fiscal 2019 to fiscal 2020 was primarily due to (i) $10,437 of distributions received from PAL in fiscal 2020 and (ii) the favorable impact on working capital of both (a) a more favorable raw material cost environment in fiscal 2020 and (b) lower receivables and inventory levels.

Fiscal 2019 Compared to Fiscal 2018

The decrease in net cash provided by operating activities from fiscal 2018 to fiscal 2019 was primarily due to (i) the significant increase in inventories and other current assets as shown and discussed above under “Working Capital,” (ii) approximately $9,600 less in dividends from unconsolidated affiliates, and (iii) lower Adjusted EBITDA (a proxy for cash-based earnings). The decrease was partially offset by approximately $7,100 of net tax refunds received in fiscal 2019.

Cash Provided By (Used in) Investing Activities and (Used In) Provided by Financing Activities

Fiscal 2020

UNIFI generated $41,574 from net investing activities and utilized $37,922 for net financing activities during fiscal 2020. Significant investing activities included the $60,000 sale of the PAL Investment, partially offset by $18,509 for capital expenditures, which primarily relate to ongoing maintenance capital expenditures, along with production capabilities and technology enhancements in the Americas. Significant financing activities included $29,400 of net payments against the ABL Facility using approximately half of the PAL Investment sale proceeds, along with $6,035 of payments on finance lease obligations.

Fiscal 2019

UNIFI utilized $24,936 for net investing activities and utilized $4,626 for net financing activities during fiscal 2019. Significant investing activities included $24,871 for capital expenditures, which primarily relate to ongoing maintenance capital expenditures, along with production capabilities and technology enhancements in the Americas. Significant financing activities included $3,800 of net borrowings against the ABL Facility to fund capital expenditure activities and $7,019 for payments on finance lease obligations.

Fiscal 2018

UNIFI utilized $26,875 for net investing activities and was provided $1,303 from net financing activities during fiscal 2018. Significant investing activities included $25,029 for capital expenditures, which primarily relate to the completion of the fourth production line in the REPREVE® Recycling Center, along with other capital expenditures to improve UNIFI’s manufacturing flexibility and capability to produce value-added products in the Americas. Significant financing activities included $8,800 of net borrowings against the ABL Facility and $7,060 for payments on finance lease obligations.

Contractual Obligations

As of June 28, 2020, UNIFI’s contractual obligations consisted of the following:

	Cash Payments Due By Period
Description of Commitment	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
ABL Revolver	$—	$—	$—	$—	$—
ABL Term Loan	87,500	10,000	20,000	57,500	—
Finance lease obligations (1)	12,108	3,684	4,806	2,443	1,175
Operating leases	10,762	2,168	3,216	2,307	3,071
Interest on long-term debt and other obligations (2)	8,355	3,300	4,314	700	41
Capital purchase obligations (3)	17,821	7,351	10,470	—	—
Purchase obligations (4)	31,422	11,844	13,647	5,547	384
Other long-term obligations (5)	5,391	1,124	1,913	80	2,274
Total cash payments by period	$173,359	$39,471	$58,366	$68,577	$6,945

(1)	Finance lease obligations includes $727 in lease commitments expected to commence in fiscal 2021.
(2)	Interest payments are calculated for future periods using principal, interest rates and terms in effect at June 28, 2020.
(3)	Capital purchase obligations relate to contracts with vendors for the construction or purchase of assets.
(4)	Purchase obligations primarily consist of utility, software and other service agreements.
(5)

Other long-term obligations does not include an estimate of the timing of potential tax payments related to uncertain tax positions; therefore, $1,113 has been excluded from the table above.  Other long-term obligations includes a post-employment plan liability for which $1,972 of cash payments is reflected beyond five years.

For purposes of the above table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

As of June 28, 2020, UNIFI’s open non-capital purchase orders totaled approximately $31,551 and were expected to be settled in fiscal 2021.  These open purchase orders are in the ordinary course of business for the procurement of (i) raw materials used in the production of inventory, (ii) certain consumables and outsourced services used in UNIFI’s manufacturing processes, and (iii) selected finished goods for resale sourced from third-party suppliers.

As of June 28, 2020, UNIFI had $0 of standby letters of credit.

Recent Accounting Pronouncements

Issued and Pending Adoption

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses. The new guidance requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will begin to use forward-looking information to inform their credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein, thus beginning with UNIFI’s fiscal 2021 and associated first fiscal quarter. UNIFI has not early adopted this standard. UNIFI does not expect this standard will have a material impact on its consolidated financial position, results of operations or cash flows as described in Note 3, “Recent Accounting Pronouncements.”

Recently Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Subsequent ASUs were issued to provide clarity and to defer the effective date of the new guidance. The new revenue recognition guidance eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach. In fiscal 2019, UNIFI adopted the new revenue recognition guidance prescribed by ASU No. 2014-09. See Note 5, “Revenue Recognition,” for further detail regarding adoption and additional disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new lease guidance was adopted in fiscal 2020, and adoption is described in more detail in Note 4, “Leases.”

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

Receivables Reserves

An allowance for losses is provided for known and potential losses arising from quality claims and for amounts owed by customers.  Reserves for quality claims are based on historical claim experience and known pending claims.  The collectability of accounts receivable is based on a combination of factors, including the aging of accounts, historical write off experience, present economic conditions such as customer bankruptcy filings and the financial health of specific customers and market sectors.  Since losses depend to a large degree on future economic conditions and the health of the textile industry, a significant level of judgment is required to determine the allowance for uncollectible accounts. This allowance is established based on percentages applied to accounts aged for set periods of time, supplemented by reserves for individual customer accounts where collection is no longer certain.  Establishing reserves for claims and uncollectible accounts requires management judgment and estimates.  UNIFI does not believe there is a reasonable likelihood that there will be a material change in the estimates and assumptions it uses to assess the allowance for losses.  However, certain unexpected events such as a customer bankruptcy filing could have a material impact on UNIFI’s results of operations.  UNIFI has not made any material changes to the methodology used in establishing its accounts receivable loss reserves during the past three fiscal years.  A plus or minus 10% change in the aged accounts receivable reserve would not have been material to UNIFI’s consolidated financial statements for the past three fiscal years.

Inventory Reserves

Inventory reserves are established based on many factors, including historical recovery rates, inventory age, inventory turns, expected net realizable value of specific products, and current economic conditions.  Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory value exceeds amounts to be recovered through expected sales prices less selling costs.  Estimating sales prices and evaluating the condition of the inventories require judgment and estimates, which may impact the ending inventory valuation and gross margins.  UNIFI uses current and historical knowledge to record reasonable estimates of its markdown percentages and expected sales prices.  UNIFI believes it is unlikely that differences in actual demand or selling prices from those projected by management would have a material impact on UNIFI’s financial condition or results of operations.  UNIFI has not made any material changes to the methodology used in establishing its inventory reserves during the past three fiscal years.  A plus or minus 10% change in the aged inventory reserves would not have been material to UNIFI’s consolidated financial statements for the past three fiscal years.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  For assets held for sale, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell.  Estimates are required to determine the fair value, the disposal costs and the time period to dispose of the assets.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.  For assets held and used, impairment may occur if projected undiscounted cash flows do not exceed the carrying value of the assets.  In such cases, additional analysis is conducted to determine the amount of loss to be recognized, and the impairment loss is determined as the amount the carrying value of the asset or asset group exceeds the estimated fair value, measured by future discounted cash flows.  The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgment associated with, among other factors, the appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.  UNIFI’s judgment regarding the existence of circumstances that indicate the potential impairment of an asset’s carrying value is based on several factors, including, but not limited to, changes in business environment, a decline in operating cash flows or a decision to close a manufacturing facility.  The variability of these factors depends on a number of conditions, including uncertainty about future events and general economic conditions.

Impairment of Investments in Unconsolidated Affiliates

UNIFI evaluates its investments in unconsolidated affiliates whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  UNIFI evaluates the ability of an affiliate to generate sufficient earnings and cash flows to justify its carrying value.  Reductions in an affiliate’s cash flows, or other triggering events, that are other than temporary and indicative of a loss of investment value are assessed for impairment purposes.

For fiscal 2020, UNIFI determined there was an other-than-temporary impairment related to the carrying value of its investment in PAL. UNIFI owned a 34% interest in the PAL Investment and Parkdale owned the majority 66% interest. In April 2020, UNIFI and Parkdale finalized negotiations to sell UNIFI’s PAL Investment to Parkdale for $60,000. UNIFI recorded an impairment charge of $45,194 to adjust the PAL Investment to fair value. The transaction closed on April 29, 2020 and UNIFI received $60,000 in cash.

Valuation Allowance for Deferred Tax Assets

UNIFI currently has a valuation allowance against certain of its deferred tax assets in the U.S. and foreign subsidiaries due to negative evidence concerning the realization of those deferred tax assets.  The deferred tax valuation allowance at June 28, 2020 was $37,439.

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

UNIFI is exposed to market risks associated with changes in interest rates, fluctuations in foreign currency exchange rates and raw material and commodity costs, which may adversely affect its financial position, results of operations or cash flows.  UNIFI does not enter into derivative financial instruments for trading purposes, nor is it a party to any leveraged financial instruments.

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities.  As of June 28, 2020, UNIFI had borrowings under its ABL Term Loan that totaled $87,500 and contain variable rates of interest; however, UNIFI hedges a significant portion of such interest rate variability using interest rate swaps.  After considering the variable rate debt obligations that have been hedged and UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point increase in LIBOR as of June 28, 2020 would result in an increase in annual interest expense of less than $100.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies.  Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange rate risk.  UNIFI may enter into foreign currency forward contracts to hedge this exposure.  UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of June 28, 2020, UNIFI had no outstanding foreign currency forward contracts.

A significant portion of raw materials purchased by UNIFI’s Brazilian subsidiary are denominated in USDs, requiring UNIFI to regularly exchange BRL. A significant portion of sales and asset balances for our Asian subsidiaries are denominated in USDs. During recent fiscal years, UNIFI was negatively impacted by a devaluation of the BRL.  Also, the RMB experienced fluctuations in value throughout fiscal 2020 and 2019, which generated foreign currency translation losses in certain fiscal quarters. Discussion and analysis surrounding the impact of fluctuations of the BRL and the RMB on UNIFI’s results of operations are included above in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of June 28, 2020, UNIFI’s subsidiaries outside the U.S., whose functional currency is other than the USD, held approximately 19.6% of UNIFI’s consolidated total assets. UNIFI does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of June 28, 2020, $28,368, or 37.7%, of UNIFI’s cash and cash equivalents were held outside the U.S., of which $6,018 was held in USDs, $14,166 was held in RMB and $7,822 was held in BRL. Approximately $5,800 of USD were held inside the U.S. by a foreign subsidiary.

More information regarding UNIFI’s derivative financial instruments as of June 28, 2020 is provided in Note 19, “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities,” to the accompanying consolidated financial statements.

Raw Material and Commodity Cost Risks

A significant portion of UNIFI’s raw material and energy costs are derived from petroleum-based chemicals.  The prices for petroleum and petroleum-related products and related energy costs are volatile and dependent on global supply and demand dynamics, including certain geo-political risks.  A sudden rise in the price of petroleum and petroleum-based products could have a material impact on UNIFI’s profitability.  UNIFI does not use financial instruments to hedge its exposure to changes in these costs.  The costs of the primary raw materials that UNIFI uses throughout all of its operations are generally based on USD pricing, and such materials are purchased at market or at fixed prices that are established with individual vendors as part of the purchasing process for quantities expected to be consumed in the ordinary course of business.  UNIFI manages fluctuations in the cost of raw materials primarily by making corresponding adjustments to the prices charged to its customers.  Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of raw materials in the prior quarter.  Pricing adjustments for other customers must be negotiated independently.  UNIFI attempts to pass on to its customers increases in raw material costs but due to market pressures, this is not always possible. When price increases can be implemented, there is typically a time lag that adversely affects UNIFI and its margins during one or more quarters.  In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one to two fiscal quarters of the raw material price increase for its index priced customers and within two fiscal quarters of the raw material price increase for its non-index priced customers.

During fiscal 2019 and 2018, UNIFI operated in a predominantly increasing raw material cost environment. UNIFI believes those higher costs were primarily a result of volatility in the crude oil markets, along with periods of supply and demand constraints for certain polyester feedstock.

During fiscal 2020, UNIFI experienced a favorable, declining raw material cost environment in contrast to a generally elevated raw material cost environment in fiscal 2019 and 2018. However, our raw material costs remain subject to the volatility described above and, should raw material costs spike unexpectedly, UNIFI’s results of operations and cash flows are likely to be adversely impacted.

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

Evaluation of Disclosure Controls and Procedures

As of June 28, 2020, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of UNIFI’s internal control over financial reporting as of June 28, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of June 28, 2020, UNIFI’s internal control over financial reporting was effective based on the criteria established in Internal Control – Integrated Framework (2013).

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of UNIFI’s internal control over financial reporting as of June 28, 2020 has been audited by KPMG LLP (“KPMG”), an independent registered public accounting firm. KPMG’s report, which appears in “Item 8. Financial Statements and Supplementary Data,” expresses an unqualified opinion on the effectiveness of UNIFI’s internal control over financial reporting as of June 28, 2020.

Changes in Internal Control Over Financial Reporting

During UNIFI’s fourth quarter of fiscal 2020, there has been no change in UNIFI’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

UNIFI will file with the SEC a definitive proxy statement for the Company’s 2020 Annual Meeting of Shareholders (the “Proxy Statement”) no later than 120 days after the close of fiscal 2020. The information required by this item with respect to our executive officers appears in Part I of this Annual Report under the heading “Information about our Executive Officers.” The other information required by this item is furnished by incorporation by reference to the information under the headings “Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in the Proxy Statement.

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

We will disclose information pertaining to any amendment to, or waiver from, the provisions of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and that relate to any element of the Code of Ethics enumerated in the SEC rules and regulations by posting this information on our website at www.unifi.com.  The information on our website is not a part of this Annual Report and is not incorporated by reference in this Annual Report or any of our other filings with the SEC. Our non-employee directors and their respective principal occupation or employment are as follows: Robert J. Bishop (Managing Principal, Impala Asset Management LLC, a private investment management firm); Archibald Cox, Jr. (Chairman, Sextant Group, Inc., a financial advisory and private equity firm); James M. Kilts (Founding Partner, Centerview Capital, a private equity firm); Kenneth G. Langone (President and Chief Executive Officer, Invemed Associates LLC, an investment banking firm); James D. Mead (President, James Mead & Company, an executive search and management consulting firm); Suzanne M. Present (Principal, Gladwyne Partners, LLC, a private partnership fund manager); and Eva T. Zlotnicka (Managing Partner, Inclusive Capital Partners, a fund manager focusing on responsible capitalism and the advancement of economic, social, and environmental inclusion).

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

2. Financial Statement Schedules

Through April 28, 2020, UNIFI held a 34% equity ownership interest in the PAL Investment and UNIFI sold the PAL Investment on April 29, 2020.

Pursuant to Rule 3-09 of Regulation S-X under the Exchange Act (“Rule 3-09”), UNIFI filed the audited financial statements of PAL for its fiscal years 2019, 2018 and 2017, along with the related notes of PAL, on March 27, 2020 via an amendment to UNIFI’s 2019 Annual Report on Form 10-K for the respective fiscal year.

UNIFI completed the tests prescribed by Rule 3-09 as of and during fiscal 2020 for the PAL Investment and the significant subsidiary tests were not met. Accordingly, included with this Annual Report on Form 10-K as Exhibit 99.1 are the unaudited financial statements of PAL during the period of ownership in which the PAL Investment was accounted for by the equity method and not covered by an existing audit, along with the prior two fiscal years’ audited financial statements.

3. Exhibits

Exhibit Number	Description

2.1

Membership Interest Purchase Agreement, dated as of April 29, 2020, by and between Unifi Manufacturing, Inc. and Parkdale, Incorporated (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed April 30, 2020 (File No. 001-10542)).

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

4.1	Description of Unifi, Inc. Common Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10‑K for the fiscal year ended June 30, 2019 (File No. 001-10542)).

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

4.7

Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 29, 2020, by and among Unifi, Inc. and Unifi Manufacturing, Inc., as borrowers, Unifi Sales & Distribution, Inc. and See 4 Process Improvement Solutions, LLC, as guarantors, Wells Fargo Bank, National Association, as agent for the lenders party thereto, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed April 30, 2020 (File No. 001-10542)).

4.8

Amended and Restated Guaranty and Security Agreement, dated as of March 26, 2015, by and among the grantors from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed March 31, 2015 (File No. 001-10542)).

4.9

First Amendment to Amended and Restated Guaranty and Security Agreement, dated as of June 26, 2015, by and among the grantors from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed June 30, 2015 (File No. 001-10542)).

4.10

Trademark Security Agreement, dated as of May 24, 2012, by and among the grantors party thereto and Wells Fargo Bank, N.A., as agent (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 25, 2012 (File No. 001-10542)).

4.11

Patent Security Agreement, dated as of May 24, 2012, by and among the grantors party thereto and Wells Fargo Bank, N.A., as agent (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed May 25, 2012 (File No. 001-10542)).

Exhibit Number	Description

10.1*	2008 Unifi, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed December 12, 2008 (File No. 333-156090)).

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

10.18*	Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed July 31, 2006 (File No. 001-10542)).

Exhibit Number	Description

10.19*	Amendment to Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 6, 2009 (File No. 001-10542)).

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

10.22*

Unifi, Inc. Director Compensation Policy, effective prior to October 30, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-10542)).

10.23*

Unifi, Inc. Director Compensation Policy, effective October 30, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 29, 2019 (File No. 001-10542)).

10.24*

Employment Agreement by and between Unifi, Inc. and Thomas H. Caudle, Jr., effective as of September 5, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 7, 2018 (File No. 001-10542)).

10.25*

Employment Agreement by and between Unifi, Inc. and Kevin D. Hall, effective as of May 3, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 4, 2017 (File No. 001-10542)).

10.26*

Amendment No. 1 to Employment Agreement by and between Unifi, Inc. and Kevin D. Hall, effective as of May 19, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed May 19, 2017 (File No. 001-10542)).

10.27*

Employment Agreement by and between Unifi, Inc. and John D. Vegas, effective as of July 17, 2017 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended June 25, 2017 (File No. 001-10542)).

10.28*

Employment Agreement by and between Unifi, Inc. and Richard Gerstein, effective as of July 28, 2017 (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended June 25, 2017 (File No. 001-10542)).

10.29*

Employment Agreement by and between Unifi, Inc. and Jeffrey C. Ackerman, effective as of September 2, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 6, 2017 (File No. 001-10542)).

10.30*

Letter Agreement by and between Unifi, Inc. and Albert P. Carey, effective as of July 1, 2019 (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (File No. 001-10542)).

10.31*

Employment Agreement by and between Unifi, Inc. and Craig A. Creaturo, effective as of August 28, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 3, 2019 (File No. 001-10542)).

10.32*

Employment Agreement by and between Unifi, Inc. and Edmund M. Ingle, effective as of April 16, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 21, 2020 (File No. 001-10542)).

10.33*

First Amendment to Employment Agreement by and between Unifi, Inc. and Edmund M. Ingle, effective as of June 9, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed June 15, 2020 (File No. 001-10542)).

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

Exhibit Number	Description

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

21.1+	List of Subsidiaries of Unifi, Inc.

23.1+	Consent of KPMG LLP.

23.2+	Consent of PricewaterhouseCoopers LLP, Independent Auditors to Parkdale America, LLC.

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1+	Financial Statements of Parkdale America, LLC as of April 29, 2020 (Unaudited) and December 28, 2019 and for the period ended April 29, 2020 (Unaudited) and the two years ended December 28, 2019.

101+

The following financial information from Unifi, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 28, 2020, filed August 26, 2020, formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

UNIFI, INC.

Date: August 26, 2020	By:	/s/ EDMUND M. INGLE
Edmund M. Ingle
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edmund M. Ingle and Craig A. Creaturo, or either of them, his or her attorney-in-fact, with full power of substitution and resubstitution for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title

/s/ EDMUND M. INGLE	Chief Executive Officer and Director
Edmund M. Ingle	(Principal Executive Officer)

/s/ CRAIG A. CREATURO	Executive Vice President & Chief Financial Officer
Craig A. Creaturo	(Principal Financial Officer and Principal Accounting Officer)

/s/ ROBERT J. BISHOP	Director
Robert J. Bishop

/s/ ALBERT P. CAREY	Executive Chairman
Albert P. Carey

/s/ THOMAS H. CAUDLE, JR.	Director
Thomas H. Caudle, Jr.

/s/ ARCHIBALD COX, JR.	Lead Independent Director
Archibald Cox, Jr.

/s/ JAMES M. KILTS	Director
James M. Kilts

/s/ KENNETH G. LANGONE	Director
Kenneth G. Langone

/s/ JAMES D. MEAD	Director
James D. Mead

/s/ SUZANNE M. PRESENT	Director
Suzanne M. Present

/s/ EVA T. ZLOTNICKA	Director
Eva T. Zlotnicka
Date: August 26, 2020

UNIFI, INC.

F-i

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unifi, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Unifi, Inc. and subsidiaries (the Company) as of June 28, 2020 and June 30, 2019, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended June 28, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 28, 2020 and June 30, 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 28, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 28, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 26, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of July 1, 2019 due to the adoption of Financial Accounting Standards Codification 842, Leases and revenue as of June 25, 2018 due to the adoption of Financial Accounting Standards Codification 606, Revenue from Contracts with Customers.

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

August 26, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unifi, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Unifi, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 28, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 28, 2020 and June 30, 2019, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 28, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated August 26, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Greensboro, North Carolina

August 26, 2020

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 28, 2020	June 30, 2019
ASSETS
Cash and cash equivalents	$75,267	$22,228
Receivables, net	53,726	88,884
Inventories	109,704	133,781
Income taxes receivable	4,033	4,373
Other current assets	11,763	16,356
Total current assets	254,493	265,622
Property, plant and equipment, net	204,246	206,787
Operating lease assets	8,940	—
Deferred income taxes	2,352	2,581
Intangible assets, net	1,412	2,170
Investments in unconsolidated affiliates	2,171	114,320
Other non-current assets	548	671
Total assets	$474,162	$592,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$25,610	$41,796
Accrued expenses	13,689	16,849
Income taxes payable	349	569
Current operating lease liabilities	1,783	—
Current portion of long-term debt	13,563	15,519
Total current liabilities	54,994	74,733
Long-term debt	84,607	111,541
Non-current operating lease liabilities	7,251	—
Other long-term liabilities	8,606	6,185
Deferred income taxes	2,549	6,847
Total liabilities	158,007	199,306

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,446,436 and 18,462,296 shares issued and outstanding as of June 28, 2020 and June 30, 2019, respectively)	1,845	1,846
Capital in excess of par value	62,392	59,560
Retained earnings	315,724	374,668
Accumulated other comprehensive loss	(63,806)	(43,229)
Total shareholders’ equity	316,155	392,845
Total liabilities and shareholders’ equity	$474,162	$592,151

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Net sales	$606,509	$708,804	$678,912
Cost of sales	567,469	642,496	592,484
Gross profit	39,040	66,308	86,428
Selling, general and administrative expenses	43,814	52,690	56,077
Provision (benefit) for bad debts	1,739	308	(38)
Other operating expense, net	2,308	2,350	1,590
Operating (loss) income	(8,821)	10,960	28,799
Interest income	(722)	(628)	(560)
Interest expense	4,779	5,414	4,935
Equity in loss (earnings) of unconsolidated affiliates	477	(3,968)	(5,787)
Gain on sale of investment in unconsolidated affiliate	(2,284)	—	—
Impairment of investment in unconsolidated affiliate	45,194	—	—
Loss on extinguishment of debt	—	131	—
(Loss) income before income taxes	(56,265)	10,011	30,211
Provision (benefit) for income taxes	972	7,555	(1,491)
Net (loss) income	$(57,237)	$2,456	$31,702

Net (loss) income per common share:
Basic	$(3.10)	$0.13	$1.73
Diluted	$(3.10)	$0.13	$1.70

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Net (loss) income	$(57,237)	$2,456	$31,702
Other comprehensive loss:
Foreign currency translation adjustments	(21,027)	(681)	(9,250)
Foreign currency translation adjustments for an unconsolidated affiliate	1,908	220	(646)
Changes in interest rate swaps, net of tax of $446, $671 and $824, respectively	(1,458)	(2,235)	2,243
Other comprehensive loss, net	(20,577)	(2,696)	(7,653)
Comprehensive (loss) income	$(77,814)	$(240)	$24,049

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 25, 2017	18,230	$1,823	$51,923	$339,940	$(32,880)	$360,806

Options exercised	86	9	210	—	—	219
Stock-based compensation	4	—	5,075	—	—	5,075
Conversion of restricted stock units	47	4	(4)	—	—	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(14)	(1)	(478)	—	—	(479)
Other comprehensive loss, net of tax	—	—	—	—	(7,653)	(7,653)
Adoption of ASU No. 2018-02	—	—	—	111	—	111
Net income	—	—	—	31,702	—	31,702
Balance at June 24, 2018	18,353	$1,835	$56,726	$371,753	$(40,533)	$389,781

Options exercised	61	6	477	—	—	483
Stock-based compensation	10	1	2,891	—	—	2,892
Conversion of restricted stock units	61	6	(6)	—	—	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(23)	(2)	(528)	—	—	(530)
Other comprehensive loss, net of tax	—	—	—	—	(2,696)	(2,696)
Adoption of the new revenue recognition guidance	—	—	—	459	—	459
Net income	—	—	—	2,456	—	2,456
Balance at June 30, 2019	18,462	$1,846	$59,560	$374,668	$(43,229)	$392,845

Options exercised	10	1	28	—	—	29
Stock-based compensation	4	1	3,610	—	—	3,611
Conversion of restricted stock units	76	8	(8)	—	—	—
Common stock repurchased and retired under publicly announced programs	(84)	(8)	(279)	(1,707)	—	(1,994)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(22)	(3)	(519)	—	—	(522)
Other comprehensive loss, net of tax	—	—	—	—	(20,577)	(20,577)
Net loss	—	—	—	(57,237)	—	(57,237)
Balance at June 28, 2020	18,446	$1,845	$62,392	$315,724	$(63,806)	$316,155

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Cash and cash equivalents at beginning of year	$22,228	$44,890	$35,425
Operating activities:
Net (loss) income	(57,237)	2,456	31,702
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in loss (earnings) of unconsolidated affiliates	477	(3,968)	(5,787)
Distributions received from unconsolidated affiliates	10,437	2,647	12,236
Depreciation and amortization expense	23,653	23,003	22,585
Impairment of investment in unconsolidated affiliate	45,194	—	—
Gain on sale of investment in unconsolidated affiliate	(2,284)	—	—
Loss on extinguishment of debt	—	131	—
Non-cash compensation expense	3,999	3,258	5,823
Deferred income taxes	(4,011)	423	(5,797)
Other, net	(284)	(691)	(277)
Changes in assets and liabilities:
Receivables, net	29,964	(2,923)	(7,529)
Inventories	15,792	(15,838)	(18,198)
Other current assets	3,625	(1,331)	(382)
Income taxes	(113)	4,754	(573)
Accounts payable and accrued expenses	(17,328)	(5,813)	8,674
Other non-current assets	46	151	(229)
Other non-current liabilities	794	1,025	(4,913)
Net cash provided by operating activities	52,724	7,284	37,335

Investing activities:
Capital expenditures	(18,509)	(24,871)	(25,029)
Proceeds from sale of investment in unconsolidated affiliate	60,000	—	—
Other, net	83	(65)	(1,846)
Net cash provided by (used in) investing activities	41,574	(24,936)	(26,875)

Financing activities:
Proceeds from ABL Revolver	122,200	108,100	120,500
Payments on ABL Revolver	(141,600)	(116,800)	(101,700)
Proceeds from ABL Term Loan	—	20,000	—
Payments on ABL Term Loan	(10,000)	(7,500)	(10,000)
Payments on finance lease obligations	(6,035)	(7,019)	(7,060)
Common stock repurchased and retired under publicly announced program	(1,994)	—	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(522)	(802)	(206)
Proceeds from stock option exercises	29	483	219
Payments of debt financing fees	—	(720)	—
Other	—	(368)	(450)
Net cash (used in) provided by financing activities	(37,922)	(4,626)	1,303

Effect of exchange rate changes on cash and cash equivalents	(3,337)	(384)	(2,298)
Net increase (decrease) in cash and cash equivalents	53,039	(22,662)	9,465
Cash and cash equivalents at end of year	$75,267	$22,228	$44,890

See accompanying notes to consolidated financial statements.

Unifi, Inc.

Notes to Consolidated Financial Statements

1. Background

Overview

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “UNIFI,” the “Company,” “we,” “us” or “our”), is a multinational company that manufactures and sells innovative recycled and synthetic products made from polyester and nylon primarily to other yarn manufacturers and knitters and weavers (UNIFI’s direct customers) that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets (UNIFI’s indirect customers).  We refer to these indirect customers as “brand partners.” Polyester products include partially oriented yarn (“POY”), textured, solution and package dyed, twisted, beamed and draw wound yarns, and each is available in virgin or recycled varieties. Recycled solutions, made from both pre-consumer and post-consumer waste, include plastic bottle flake (“Flake”), polyester polymer beads (“Chip”) and staple fiber.  Nylon products include virgin or recycled textured, solution dyed and spandex covered yarns.

UNIFI maintains one of the textile industry’s most comprehensive product offerings that include a range of specialized, value-added and commodity solutions, with principal geographic markets in the Americas, Asia and Europe. UNIFI has direct manufacturing operations in four countries and participates in joint ventures with operations in Israel and the United States (“U.S.”).

Fiscal Year

The fiscal year for Unifi, Inc., its domestic subsidiaries and its subsidiary in El Salvador ends on the Sunday in June or July nearest June 30 of each year. During fiscal 2019, Unifi, Inc. changed its fiscal year end from the last Sunday in June to the Sunday in June or July nearest June 30 of each year.

Unifi, Inc.’s fiscal 2020, 2019 and 2018 ended on June 28, 2020, June 30, 2019 and June 24, 2018, respectively. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal years end on June 30. There have been no significant transactions or events that occurred between Unifi, Inc.’s fiscal year end and such wholly owned subsidiaries’ subsequent fiscal year ends. Unifi, Inc.’s fiscal 2020 and 2018 each consisted of 52 weeks, while fiscal 2019 consisted of 53 weeks.

Reclassifications

Certain reclassifications of prior fiscal years’ data have been made to conform to the current presentation.

Global COVID-19 Pandemic in Calendar 2020

In March 2020, the World Health Organization declared the current COVID-19 outbreak a global pandemic. Global measures taken to reduce the spread of COVID-19 have generated a significant decline in global business activity in the immediate term that may have a lasting impact on the global economy and consumer demand. The duration of the COVID-19 pandemic and its related impact on our business is currently unknown. UNIFI anticipates that the global disruption caused by COVID-19 has and will continue to negatively impact overall global demand and business activity, including for textiles in both the Americas and Asia.

UNIFI evaluated GAAP requirements for the consideration of forecasted financial information, including, but not limited to, the carrying value of long-lived assets in context with the information reasonably available to UNIFI and the unknown future impacts of COVID-19 as of June 28, 2020 and through the date of this filing. As a result of these evaluations, there were no impairments or material changes to asset balances that impacted UNIFI's consolidated financial statements as of and for the period ended June 28, 2020. However, UNIFI's future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the consolidated financial statements in future reporting periods.

As of June 28, 2020, (i) UNIFI was in compliance with all financial covenants under its credit facility and other outstanding indebtedness, (ii) excess availability under the revolving credit facility was $56,392, and (iii) UNIFI held $75,267 of cash and cash equivalents. The impacts of the COVID-19 pandemic will continue to place pressure on our ability to generate cash.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

Inventories

UNIFI’s inventories are valued at the lower of cost or net realizable value, with the cost for the majority of its inventory determined using the first-in, first-out method.  Certain foreign inventories and limited categories of supplies are valued using the average cost method.  UNIFI’s estimates for inventory reserves for obsolete, slow-moving or excess inventories are based upon many factors, including historical recovery rates, inventory age, inventory turnover, the expected net realizable value of specific products, and current economic conditions.

Debt Issuance Costs

Debt issuance costs are recorded to long-term debt and amortized as additional interest expense following either the effective interest method or the straight-line method.  In the event of any prepayment of its debt obligations, UNIFI accelerates the recognition of a pro-rata amount of issuance costs and records an extinguishment of debt.

Property, Plant and Equipment

Property, plant and equipment (“PP&E”) are stated at historical cost less accumulated depreciation.  Plant and equipment under finance leases are stated at the present value of minimum lease payments less accumulated amortization. Additions or improvements that substantially extend the useful life of a particular asset are capitalized.  Depreciation is calculated primarily utilizing the straight-line method over the following useful lives:

Asset categories	Useful lives in years
Land improvements	5 to 20
Buildings and improvements	15 to 40
Machinery and equipment	2 to 25
Computer, software and office equipment	3 to 7
Internal software development costs	3
Transportation equipment	3 to 15

Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remaining term of the lease.

Assets under finance leases are amortized in a manner consistent with UNIFI’s normal depreciation policy if ownership is transferred by the end of the lease or if there is a bargain purchase option. If such ownership criteria are not met, amortization occurs over the shorter of the lease term or the asset’s useful life.

UNIFI capitalizes its costs of developing internal software when the software is used as an integral part of its manufacturing or business processes and the technological feasibility has been established.  Internal software costs are amortized over a period of three years and, in accordance with the nature of the project, charged to cost of sales or selling, general and administrative expenses (“SG&A”).

Fully depreciated assets are retained in cost and accumulated depreciation accounts until they are removed from service.  In the case of disposals, asset costs and related accumulated depreciation amounts are removed from the accounts, and the net amounts,

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

less proceeds from disposal, are included in the determination of net (loss) income and presented within other operating expense, net.

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

Intangible Assets

Finite-lived intangible assets, such as customer lists, non-compete agreements, licenses, trademarks and patents are amortized over their estimated useful lives.  UNIFI periodically evaluates the reasonableness of the useful lives of these assets.  Once these assets are fully amortized, they are removed from the accounts.  These assets (asset groups) are reviewed for impairment or obsolescence whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques.  UNIFI has no intangibles with indefinite lives.

Investments in Unconsolidated Affiliates

UNIFI evaluates its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

During fiscal 2020, UNIFI owned a 34% interest in PAL (the “PAL Investment”) and Parkdale, Incorporated (“Parkdale”) owned the majority 66% interest. During March 2020, UNIFI commenced negotiations to sell the PAL Investment to Parkdale. Such negotiations indicated that the fair value of the PAL Investment was less than UNIFI’s carrying value and UNIFI no longer intended to hold the PAL Investment to allow recovery of the carrying value. UNIFI recorded an other-than-temporary impairment of $45,194 to adjust the PAL Investment to fair value. In April 2020, UNIFI and Parkdale finalized negotiations to sell UNIFI’s PAL Investment to Parkdale for $60,000. The transaction closed on April 29, 2020 and UNIFI received $60,000 in cash.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

UNIFI recognizes tax benefits related to uncertain tax positions if it believes it is more-likely-than-not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  UNIFI accrues for other tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated.  Penalties and interest related to income tax expense, if incurred, are included in provision for income taxes.

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. Dollar (“USD”) are translated at exchange rates existing at the respective balance sheet dates.  Translation gains and losses are not included in determining net (loss) income but are presented in a separate component of accumulated other comprehensive loss.  UNIFI translates the results of operations of its foreign operations at the average exchange rates during the respective periods. Transaction gains and losses are included within other operating expense, net.

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

Cost of Sales

The major components of cost of sales are: (i) materials and supplies, (ii) labor and fringe benefits, (iii) utility and overhead costs associated with manufactured products, (iv) cost of products purchased for resale, (v) shipping, handling and warehousing costs, (vi) research and development costs, (vii) depreciation expense, and (viii) all other costs related to production or service activities.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Research and Development Costs

Research and development costs include employee costs, production costs related to customer samples, operating supplies, consulting fees and other miscellaneous costs.  The cost of research and development is charged to expense as incurred.  Research and development costs were as follows:

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Research and development costs	$11,257	$12,359	$7,792

Selling, General and Administrative Expenses

The major components of SG&A expenses are: (i) costs of UNIFI’s sales force, marketing and advertising efforts, and commissions, (ii) costs of maintaining UNIFI’s general and administrative support functions including executive management, information technology, human resources, legal and finance, (iii) amortization of intangible assets, and (iv) all other costs required to be classified as SG&A expenses.

Advertising Costs

Advertising costs are expensed as incurred and included in SG&A expenses.  UNIFI’s advertising costs include spending for items such as consumer marketing and branding initiatives, promotional items, trade shows, sponsorships and other programs.  Advertising costs were as follows:

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Advertising costs	$2,044	$3,639	$3,439

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

3. Recent Accounting Pronouncements

Issued and Pending Adoption

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses. The new guidance requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will begin to use forward-looking information to inform their credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein, thus beginning with UNIFI’s fiscal 2021 and associated first fiscal quarter. UNIFI has not early adopted this standard. UNIFI does not expect this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities at June 28, 2020:

Classification	Balance Sheet Location	June 28, 2020
Lease Assets
Operating lease assets	Operating lease assets	$8,940
Finance lease assets	Property, plant & equipment, net	22,012
Total lease assets		$30,952

Lease Liabilities
Current operating lease liabilities	Current operating lease liabilities	$1,783
Current finance lease liabilities	Current portion of long-term debt	3,563
Total current lease liabilities		$5,346

Non-current operating lease liabilities	Non-current operating lease liabilities	$7,251
Non-current finance lease liabilities	Long-term debt	7,818
Total non-current lease liabilities		$15,069

Total lease liabilities		$20,415

The following table sets forth the components of UNIFI’s total lease cost for fiscal 2020:

For The Fiscal Year
Lease Cost	June 28, 2020
Operating lease cost	$2,503
Variable lease cost	483
Finance lease cost:
Amortization of lease assets	2,527
Interest on lease liabilities	439
Short-term lease cost	1,124
Total lease cost	$7,076

As of June 28, 2020, UNIFI was committed to leasing certain transportation equipment (i) commencing in the second quarter of fiscal 2021 and (ii) comprising finance leases of approximately $727.

As of June 28, 2020, Unifi has not received any COVID-19 rent concessions.

The following table presents supplemental information related to leases at June 28, 2020:

For The Fiscal Year
Other Information	June 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$2,503
Financing cash flows used by finance leases	$6,035
Non-cash activities:
Leased assets obtained in exchange for new operating lease liabilities	$5,525
Leased assets obtained in exchange for new finance lease liabilities	$6,301

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The following table sets forth UNIFI's weighted average remaining lease term in years and discount rate percentage used in the calculation of its outstanding lease liabilities as of June 28, 2020:

Weighted Average Remaining Lease Term and Discount Rate	June 28, 2020
Weighted average remaining lease term (years):
Operating leases	6.6
Finance leases	4.2
Weighted average discount rate (percentage):
Operating leases	5.0%
Finance leases	3.6%

Lease Maturity Analysis

Future minimum finance lease payments and future minimum payments under non-cancelable operating leases with initial lease terms in excess of one year under Topic 842 as of June 28, 2020 by fiscal year were:

Maturity of Lease Liabilities	Finance Leases	Operating Leases
Fiscal 2021	$3,989	$2,168
Fiscal 2022	3,684	1,722
Fiscal 2023	1,308	1,494
Fiscal 2024	1,309	1,223
Fiscal 2025	1,165	1,084
Fiscal years thereafter	1,410	3,071
Total minimum lease payments	$12,865	$10,762
Less estimated executory costs	(569)	—
Less imputed interest	(915)	(1,728)
Present value of net minimum lease payments	11,381	9,034
Less current portion of lease obligations	(3,563)	(1,783)
Long-term portion of lease obligations	$7,818	$7,251

Prior Year Disclosure

As reported in the 2019 Form 10-K under the previous accounting guidance, rental expenses incurred under operating leases and included in operating income consist of the following:

	For the Fiscal Year Ended
	June 30, 2019	June 24, 2018
Rental expenses	$4,915	$4,835

5.  Revenue Recognition

In fiscal 2019, UNIFI adopted the new revenue recognition guidance.

The following table presents disaggregated revenues for UNIFI:

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Third-party manufacturer	$598,510	$700,077	$670,239
Service	7,999	8,727	8,673
Net sales	$606,509	$708,804	$678,912

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

6. Receivables, Net

Receivables, net consists of the following:

	June 28, 2020	June 30, 2019
Customer receivables	$54,903	$89,495
Allowance for uncollectible accounts	(3,796)	(2,338)
Reserves for quality claims	(928)	(961)
Net customer receivables	50,179	86,196
Other receivables	3,547	2,688
Total receivables, net	$53,726	$88,884

The changes in UNIFI’s allowance for uncollectible accounts and reserves for quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Quality Claims
Balance at June 25, 2017	$(2,222)	$(1,278)
Credited (charged) to costs and expenses	38	(821)
Translation activity	125	(9)
Deductions	—	1,544
Balance at June 24, 2018	$(2,059)	$(564)
Charged to costs and expenses	(308)	(2,019)
Translation activity	(9)	5
Deductions	38	1,617
Balance at June 30, 2019	$(2,338)	$(961)
Charged to costs and expenses	(1,739)	(1,251)
Translation activity	186	10
Deductions	95	1,274
Balance at June 28, 2020	$(3,796)	$(928)

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

7.  Inventories

Inventories consists of the following:

	June 28, 2020	June 30, 2019
Raw materials	$42,758	$55,531
Supplies	9,294	9,020
Work in process	6,267	8,510
Finished goods	55,609	63,111
Gross inventories	113,928	136,172
Inventory reserves	(4,224)	(2,391)
Total inventories	$109,704	$133,781

The cost for the majority of UNIFI’s inventories is determined using the first-in, first-out method.  Certain foreign inventories and limited categories of supplies of $42,451 and $45,122 as of June 28, 2020 and June 30, 2019, respectively, were valued under the average cost method.

8. Other Current Assets

Other current assets consists of the following:

	June 28, 2020	June 30, 2019
Contract assets	$4,953	$7,794
Value-added taxes receivable	2,604	2,519
Vendor deposits	2,349	4,187
Prepaid expenses	1,857	1,856
Total other current assets	$11,763	$16,356

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

9.  Property, Plant and Equipment, Net

PP&E, net consists of the following:

	June 28, 2020	June 30, 2019
Land	$3,154	$3,138
Land improvements	16,344	15,249
Buildings and improvements	158,025	161,566
Assets under finance leases	29,857	31,897
Machinery and equipment	602,867	603,950
Computers, software and office equipment	22,677	23,011
Transportation equipment	7,806	5,809
Construction in progress	7,582	6,483
Gross PP&E	848,312	851,103
Less: accumulated depreciation	(636,221)	(636,135)
Less: accumulated amortization – finance leases	(7,845)	(8,181)
Total PP&E, net	$204,246	$206,787

Assets under finance leases consists of the following:

	June 28, 2020	June 30, 2019
Machinery and equipment	$15,542	$22,991
Transportation equipment	10,487	5,078
Building improvements	3,828	3,828
Gross assets under finance leases	$29,857	$31,897

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Depreciation and amortization expense and repair and maintenance expenses were as follows:

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Depreciation and amortization expense	$22,551	$21,602	$21,109
Repair and maintenance expenses	18,093	21,226	19,761

10.  Intangible Assets, Net

Intangible assets, net consists of the following:

	June 28, 2020	June 30, 2019
Customer lists	$1,615	$23,615
Non-compete agreements	1,875	1,875
Trademarks	455	416
Total intangible assets, gross	3,945	25,906

Accumulated amortization – customer lists	(1,493)	(23,166)
Accumulated amortization – non-compete agreements	(813)	(438)
Accumulated amortization – trademarks	(227)	(132)
Total accumulated amortization	(2,533)	(23,736)
Total intangible assets, net	$1,412	$2,170

In fiscal 2007, UNIFI purchased certain texturing operations that are included in the Polyester Segment.  The valuation of the customer list acquired was determined by estimating the discounted net earnings attributable to the customer relationships that were purchased after considering items such as possible customer attrition.  Based on the length and trend of the projected cash flows, an estimated useful life of 13 years was determined.  The customer list was fully amortized during fiscal 2020 and the customer list and related accumulated amortization was removed from the Consolidated Balance Sheet in fiscal 2020.

A customer list was recorded in connection with a business combination in fiscal 2014, utilizing similar valuation methods as described in the above fiscal 2007 transaction. The customer list is amortized over a nine-year estimated useful life based on the expected economic benefit.

In fiscal 2018, UNIFI purchased certain dyeing assets that are included in the Polyester Segment. The associated non-compete agreement was valued at $1,875 and is amortized using the straight-line method over its five-year term.

UNIFI capitalizes costs incurred to register trademarks primarily for REPREVE® in various countries. UNIFI has determined that these trademarks have varying useful lives of up to three years and are being amortized using the straight-line method.

Amortization expense for intangible assets consists of the following:

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Customer lists	$326	$639	$843
Non-compete agreements	375	379	205
Trademarks	154	94	62
Total amortization expense	$855	$1,112	$1,110

The following table presents the expected intangible asset amortization for the next five fiscal years:

	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025
Expected amortization	$570	$505	$337	$—	$—

11. Other Non-Current Assets

Other non-current assets include certain vendor deposits of a long-term nature.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

12. Accrued Expenses

Accrued expenses consists of the following:

	June 28, 2020	June 30, 2019
Payroll and fringe benefits	$8,036	$9,775
Utilities	1,565	2,061
Deferred revenue	1,279	516
Severance	1,083	2,058
Property taxes	976	999
Current portion of supplemental post-employment plan	5	411
Other	745	1,029
Total accrued expenses	$13,689	$16,849

Severance consists of payments due to former executives and employees pursuant to corresponding employment and severance agreements. Other consists primarily of employee-related claims and payments, interest, marketing expenses, freight expenses, rent and other non-income related taxes.

13. Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	June 28, 2020	June 28, 2020	June 30, 2019
ABL Revolver	December 2023	0.0%	$—	$19,400
ABL Term Loan (1)	December 2023	3.2%	87,500	97,500
Finance lease obligations	(2)	3.6%	11,381	11,118
Total debt			98,881	128,018
Current ABL Term Loan			(10,000)	(10,000)
Current portion of finance lease obligations			(3,563)	(5,519)
Unamortized debt issuance costs			(711)	(958)
Total long-term debt			$84,607	$111,541

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for finance lease obligations range from July 2020 to November 2027, as further outlined in Note 4, “Leases.”

ABL Facility

On December 18, 2018, Unifi, Inc. and certain of its subsidiaries entered into a Third Amendment to Amended and Restated Credit Agreement and Second Amendment to Amended and Restated Guaranty and Security Agreement (the “2018 Amendment”).  The 2018 Amendment amended the Amended and Restated Credit Agreement, dated as of March 26, 2015, by and among Unifi, Inc. and a syndicate of lenders, as previously amended (together with all previous and subsequent amendments, the “Credit Agreement”).  The Credit Agreement provides for a $200,000 senior secured credit facility (the “ABL Facility”), including a $100,000 revolving credit facility (the “ABL Revolver”) and a term loan that can be reset up to a maximum amount of $100,000, once per fiscal year, if certain conditions are met (the “ABL Term Loan”). The ABL Facility has a maturity date of December 18, 2023.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

In connection and concurrent with the sale of UNIFI’s 34% interest in PAL on April 29, 2020, UNIFI entered into the Fourth Amendment to Amended and Restated Credit Agreement (“Fourth Amendment”).  The Fourth Amendment among other things:  (i) revised the definition of permitted dispositions within the Credit Agreement to include the sale by Unifi Manufacturing, Inc. of its equity interest in PAL so long as the aggregate net cash proceeds received equaled or exceeded $60,000 and such sale occurred on or before May 15, 2020;  (ii) revised the terms of the Credit Agreement to allow the net cash proceeds from the sale of PAL to be applied to the outstanding principal amount of the ABL Revolver until paid in full with the remaining net cash proceeds retained by UNIFI, so long as certain conditions are met; and (iii) revised the terms of the Credit Agreement to allow the lenders to make changes to the benchmark interest rate without further amendment should LIBOR temporarily or permanently cease to exist and a transition to a new benchmark interest rate such as the Secured Overnight Financing Rate (“SOFR”) be required for future ABL Facility borrowings. The Fourth Amendment generated no change in cash flows for the Credit Agreement and, accordingly, followed debt modification accounting.

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

If excess availability under the ABL Revolver falls below the Trigger Level (as defined in the Credit Agreement), a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a quarterly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of June 28, 2020 was $23,438. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

ABL Facility borrowings bear interest at LIBOR plus an applicable margin of 1.25% to 1.75%, or the Base Rate (as defined below) plus an applicable margin of 0.25% to 0.75%, with interest currently being paid on a monthly basis. The applicable margin is based on (i) the excess availability under the ABL Revolver and (ii) the consolidated leverage ratio, calculated as of the end of each fiscal quarter. The Base Rate means the greater of (i) the prime lending rate as publicly announced from time to time by Wells Fargo Bank, National Association, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, and (iii) LIBOR plus 1.0%. UNIFI’s ability to borrow under the ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventories and is subject to certain conditions and limitations. There is also a monthly unused line fee under the ABL Revolver of 0.25%.

In 2017, UNIFI entered into three interest rate swaps with Wells Fargo Bank, N.A., with notional amounts of $20,000 (“Swap A”), $30,000 (“Swap B”) and $25,000 (“Swap C”), respectively. The combined designated hedges fix LIBOR at approximately 1.9% for $75,000 of variable rate borrowings through May 24, 2022.

As of June 28, 2020, UNIFI was in compliance with all financial covenants in the Credit Agreement and the excess availability under the ABL Revolver was $56,392. At June 28, 2020, the fixed charge coverage ratio was 0.23 to 1.00 and UNIFI had $0 of standby letters of credit.  Management maintains the capability to improve the fixed charge coverage ratio utilizing existing foreign cash and cash equivalents.

Finance Lease Obligations

During fiscal 2020, UNIFI entered into finance lease obligations totaling $6,301 for certain transportation equipment.  The maturity date of these obligations range from March 2025 to November 2026 with interest rates ranging from 3.1% to 3.5%.  There were no significant finance leases established in fiscal 2019.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the following five fiscal years and thereafter:

	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter
ABL Revolver	$—	$—	$—	$—	$—	$—
ABL Term Loan	10,000	10,000	10,000	57,500	—	—
Finance lease obligations	3,563	3,388	1,094	1,132	1,028	1,176
Total	$13,563	$13,388	$11,094	$58,632	$1,028	$1,176

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

14. Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	June 28, 2020	June 30, 2019
Supplemental post-employment plan	$3,019	$2,695
Interest rate swaps	2,551	647
Uncertain tax positions	1,112	1,043
Other	1,924	1,800
Total other long-term liabilities	$8,606	$6,185

UNIFI maintains an unfunded supplemental post-employment plan for certain management employees.  Each employee’s account is credited annually based upon a percentage of the participant’s base salary, with each participant’s balance adjusted quarterly to reflect the returns of a money market fund.  Amounts are paid to participants six months after termination of employment.

Other primarily includes certain retiree and post-employment medical and disability liabilities, payroll tax liabilities, deferred revenue and deferred energy incentive credits.

15. Income Taxes

Components of (Loss) Income Before Income Taxes

The components of (loss) income before income taxes consist of the following:

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
U.S.	$(74,905)	$(13,326)	$(7,852)
Foreign	18,640	23,337	38,063
(Loss) income before income taxes	$(56,265)	$10,011	$30,211

Components of Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes consists of the following:

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Current:
Federal	$282	$(178)	$(4,918)
State	(118)	28	(416)
Foreign	4,819	7,282	9,639
Total current tax expense	4,983	7,132	4,305
Deferred:
Federal	(3,783)	(813)	(5,315)
State	116	1,097	(872)
Foreign	(344)	139	391
Total deferred tax expense	(4,011)	423	(5,796)
Provision (benefit) for income taxes	$972	$7,555	$(1,491)

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

The GILTI provisions are complex and subject to continuing regulatory interpretation by the IRS.  On July 20, 2020, the U.S. Treasury and the IRS issued final regulations under Internal Revenue Code Section 951A relating to the treatment under the GILTI regime of foreign income that is subject to a high rate of tax. The regulations are effective for fiscal 2021, but UNIFI can elect to apply them to fiscal 2019 and 2020. UNIFI is in the process of reviewing and estimating the impact of the regulations, but there is a reasonable possibility that application of the regulations could have a material effect on UNIFI’s future income tax expense.

Utilization of Net Operating Loss Carryforwards

Domestic deferred tax expense includes the utilization of federal net operating loss (“NOL”) carryforwards of $89 and $3,122 for fiscal 2020 and 2019, respectively. Foreign deferred tax expense includes the utilization of NOL carryforwards of $702, $655 and $773 for fiscal 2020, 2019 and 2018, respectively. State deferred tax expense includes the utilization of NOL carryforwards of $20, $106 and $116 for fiscal 2020, 2019 and 2018, respectively.

Effective Tax Rate

Reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Federal statutory tax rate	21.0%	21.0%	28.3%
Foreign income taxed at different rates	(1.2)	16.1	(2.4)
Repatriation of foreign earnings and withholding taxes	(2.0)	20.3	1.8
U.S. tax on GILTI	(5.0)	32.5	—
Change in valuation allowance	0.6	(1.5)	(12.9)
Foreign tax credits	0.9	(11.9)	(11.0)
Domestic production activities deduction	—	(5.6)	0.5
Research and other business credits	2.0	(7.7)	(1.8)
State income taxes, net of federal tax benefit	2.6	(0.6)	(3.9)
Change in uncertain tax positions	(0.3)	8.2	(15.1)
Nondeductible compensation	(0.8)	5.1	1.6
Nontaxable income	1.1	(4.2)	—
Valuation allowance related to loss on sale of investment in PAL	(19.3)	—	—
Tax expense on unremitted foreign earnings	(0.9)	—	—
Toll charge	—	0.7	23.9
Revaluation of U.S. deferred balances due to U.S. tax reform	—	3.1	(14.2)
Nondeductible expenses and other	(0.4)	—	0.3
Effective tax rate	(1.7)%	75.5%	(4.9)%

Deferred Income Taxes

The significant components of UNIFI’s deferred tax assets and liabilities consist of the following:

	June 28, 2020	June 30, 2019
Deferred tax assets:
Investments, including unconsolidated affiliates	$3,995	$5,680
Tax credits	19,457	17,237
Capital loss carryforwards	13,791	1,105
NOL carryforwards	3,907	4,381
Research and development costs	6,073	4,081
Other items	8,429	7,890
Total gross deferred tax assets	55,652	40,374
Valuation allowance	(37,439)	(26,020)
Net deferred tax assets	18,213	14,354
Deferred tax liabilities:
PP&E	(17,733)	(18,325)
Other	(677)	(295)
Total deferred tax liabilities	(18,410)	(18,620)
Net deferred tax liabilities	$(197)	$(4,266)

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

The balances and activity for UNIFI’s deferred tax valuation allowance are as follows:

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Balance at beginning of year	$(26,020)	$(15,143)	$(17,957)
(Increase) decrease in valuation allowance	(11,419)	(10,877)	2,814
Balance at end of year	$(37,439)	$(26,020)	$(15,143)

Components of UNIFI’s deferred tax valuation allowance are as follows:

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Investments, including unconsolidated affiliates	$(3,995)	$(5,696)	$(5,522)
NOL carryforwards	(2,542)	(2,943)	(3,086)
Capital loss carryforwards	(13,791)	(1,105)	(1,105)
Tax credits	(17,111)	(16,276)	(5,430)
Total deferred tax valuation allowance	$(37,439)	$(26,020)	$(15,143)

During fiscal 2020, UNIFI’s valuation allowance increased by $11,419. The increase was primarily driven by an increase in the valuation allowance on a capital loss generated by the sale of UNIFI’s interest in PAL.

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

Unrecognized Tax Benefits

A reconciliation of beginning and ending gross amounts of unrecognized tax benefits is as follows:

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Balance at beginning of year	$1,083	$166	$4,463
Gross increases related to current period tax positions	98	26	26
Gross increases (decreases) related to tax positions in prior periods	37	980	(119)
Gross decreases related to settlements with tax authorities	—	—	(4,204)
Gross decreases related to lapse of applicable statute of limitations	—	(89)	—
Balance at end of year	$1,218	$1,083	$166

Unrecognized tax benefits would generate a favorable impact of $1,112 on UNIFI’s effective tax rate when recognized. UNIFI does not expect material changes in uncertain tax positions within the next 12 months.  Expense (benefit) for interest and penalties recognized by UNIFI within the provision for income taxes was $69, $22 and $(1,030) for fiscal 2020, 2019 and 2018, respectively.  UNIFI had $132, $63 and $41 accrued for interest and/or penalties related to uncertain tax positions as of June 28, 2020, June 30, 2019 and June 24, 2018, respectively.

Expiration of Net Operating Loss Carryforwards and Foreign Tax Credits

As of June 28, 2020, UNIFI had U.S. federal capital loss carryforwards of $54,164, U.S. state NOL carryforwards of $57,809 and foreign NOL carryforwards of $6,666, offset by a full valuation allowance.  The NOL carryforwards begin expiring in varying amounts in fiscal 2022.  As of June 28, 2020, UNIFI had the following carryforward attributes held outside of the U.S. consolidated tax filing group: U.S. federal NOL carryforwards of $4,383, U.S. federal capital loss carryforwards of $4,489, and U.S. state NOL carryforwards of $16,653.  The U.S. federal capital loss carryforwards are offset with a full valuation allowance and the U.S. state

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

NOL carryforwards are partially offset by a valuation allowance.   The NOL carryforwards held outside of the U.S. consolidated tax filing group begin expiring in fiscal 2021.   As of June 28, 2020, UNIFI had U.S. federal foreign tax credit carryforwards of $13,485 and foreign tax credit carryforwards in foreign jurisdictions of $3,265, offset with a full valuation allowance.  The foreign tax credit carryforwards begin expiring in varying amounts in fiscal 2021.

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

In fiscal 2020, the IRS initiated an audit for fiscal year 2018 and in fiscal 2019 initiated an audit for fiscal years 2015, 2016 and 2017.  The audit was not concluded at the end of fiscal 2020.  No material assessment is anticipated.  In fiscal 2018, the IRS examined UNIFI’s federal income tax returns for fiscal 2014 and 2015 and re-examined the federal income tax return for fiscal 2013. The examination closed with no proposed adjustments. In fiscal 2016, the North Carolina Department of Revenue initiated an audit for fiscal years 2012 through 2015 related to amended returns the Company filed.  The audit was concluded during fiscal 2020 and resulted in taxes and interest of $568 being refunded.

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

Indefinite Reinvestment Assertion

As of June 28, 2020, taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $31,872 of undistributed earnings for certain foreign subsidiaries. UNIFI intends to reinvest these earnings indefinitely in such foreign subsidiaries.  If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, UNIFI could be subject to additional tax liabilities. The amount of potential unrecognized deferred income tax liability related to these earnings is approximately $3,732.

16. Shareholders’ Equity

On October 31, 2018, UNIFI announced that the Board approved a new share repurchase program (the “2018 SRP”) under which UNIFI is authorized to acquire up to $50,000 of its common stock. Under the 2018 SRP, purchases may be made from time to time in the open market at prevailing market prices, through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. Repurchases, if any, are expected to be financed through cash generated from operations and borrowings under the ABL Revolver, and are subject to applicable limitations and restrictions as set forth in the ABL Facility. UNIFI may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

The following table summarizes UNIFI’s repurchases and retirements of its common stock under the 2018 SRP for the fiscal periods noted:

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal 2019	—	$—	$50,000
Fiscal 2020	84	$23.72	$48,008
Total	84	$23.72	$48,008

As of June 28, 2020, $48,008 remained available for repurchase under the 2018 SRP.

Repurchased shares are retired and have the status of authorized and unissued shares.  The cost of the repurchased shares is recorded as a reduction to common stock to the extent of the par value of the shares acquired and the remainder is allocated between capital in excess of par value and retained earnings, on a pro rata basis.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

The following table provides information as of June 28, 2020 with respect to the number of securities remaining available for future issuance under the Amended 2013 Plan:

Authorized under the Amended 2013 Plan	1,250
Plus: Awards expired, forfeited or otherwise terminated unexercised	158
Less: Awards granted to employees	(1,069)
Less: Awards granted to non-employee directors	(117)
Available for issuance under the Amended 2013 Plan	222

Stock Options

On May 1, 2020, UNIFI granted stock options to purchase 533 shares of its common stock to a key employee with an exercise price of $11.74 and 10-year contractual terms, as follows:

•	100 vested immediately and had a grant date fair value of $4.83 using the Black-Scholes model;
•	100 cliff-vest after three years of service and had a grant date fair value of $4.83 using the Black-Scholes model;
•

100 vest following a common stock price attainment of $40 for ten consecutive trading days and four years of service or a common stock price attainment of $50 for ten consecutive trading days after four years of service and before five years of service and had a grant date fair value of $2.70 under a Monte Carlo simulation; and

•	233 vest following a common stock price attainment of $50 for ten consecutive trading days and five years of service and had a grant date fair value of $2.33 under a Monte Carlo simulation.

In addition to the above fiscal 2020 grant, a summary of UNIFI’s stock options granted to key employees and valued under the Black-Scholes model is as follows:

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Quantity	143	190	73
Service Period (years)	3.0	3.0	3.0
Weighted Average Exercise Price	$19.95	$23.73	$32.61
Weighted Average Grant Date Fair Value	$7.33	$8.42	$11.14

Of the 676 stock options granted during fiscal 2020, 343 used the Black-Scholes model. For each of fiscal 2020, 2019 and 2018, the Black-Scholes model used the following weighted average assumptions:

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Expected term (years)	5.5	5.5	5.2
Risk-free interest rate	0.7%	2.9%	2.0%
Volatility	43.2%	32.6%	34.3%
Dividend yield	—	—	—

UNIFI uses historical data to estimate the expected term and volatility.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the stock options.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

A summary of stock option activity for fiscal 2020 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2019	377	$24.88
Granted	676	$13.48
Exercised	(12)	$5.73
Cancelled or forfeited	(33)	$27.45
Expired	(5)	$32.56
Outstanding at June 28, 2020	1,003	$17.29	8.5	$—
Vested and expected to vest as of June 28, 2020	1,003	$17.29	8.5	$—
Exercisable at June 28, 2020	374	$18.89	6.1	$—

At June 28, 2020, the remaining unrecognized compensation cost related to the unvested stock options was $1,946, which is expected to be recognized over a weighted average period of 3.2 years.

For fiscal 2020, 2019 and 2018, the total intrinsic value of stock options exercised was $147, $971 and $2,703, respectively.  The amount of cash received from the exercise of stock options was $29, $483 and $219 for fiscal 2020, 2019 and 2018, respectively.  The tax benefit realized from stock options exercised was $20, $61 and $398 for fiscal 2020, 2019 and 2018, respectively.

Restricted Stock Units and Vested Share Units

During fiscal 2020, 2019 and 2018, UNIFI granted 127, 75 and 86 restricted stock units (“RSUs”), respectively, to certain key employees.  The employee RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company common stock until such employee RSUs have vested and been distributed to the grantee in the form of Company common stock.  The employee RSUs vest over a three-year period, and will be converted into an equivalent number of shares of Company common stock (for distribution to the grantee) on each vesting date, unless the grantee has elected to defer the receipt of the shares of stock until separation from service.  UNIFI estimated the weighted average fair value of each employee RSU granted during fiscal 2020, 2019 and 2018 to be $19.74, $23.58 and $32.16 respectively.

During fiscal 2020 and 2019, UNIFI granted 24 and 47 vested share units (“VSUs”), respectively, to UNIFI’s non-employee directors.  The director VSUs became fully vested on the grant date, but convey no rights of ownership in shares of Company common stock until such director VSUs have been distributed to the grantee in the form of Company common stock.  The director VSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of service as a member of the Board.  UNIFI estimated the fair value of each director VSU granted during fiscal 2020 and fiscal 2019 to be $27.15 and $23.27, respectively.

During fiscal 2018, UNIFI granted 30 RSUs to UNIFI’s non-employee directors.  The director RSUs became fully vested on the grant date.  The director RSUs convey no rights of ownership in shares of Company common stock until such director RSUs have been distributed to the grantee in the form of Company common stock.  The vested director RSUs will be converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of service as a member of the Board.  UNIFI estimated the fair value of each director RSU granted during fiscal 2018 to be $35.83.

UNIFI estimates the fair value of RSUs and VSUs based on the market price of UNIFI’s common stock at the award grant date.

A summary of RSU and VSU activity for fiscal 2020 is as follows:

	Non-vested	Weighted Average Grant Date Fair Value	Vested	Total	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2019	113	$27.50	192	305	$25.61
Granted	151	$20.91	—	151	$20.91
Vested	(104)	$27.61	104	—	$27.61
Converted	—	$—	(77)	(77)	$27.68
Cancelled or forfeited	(18)	$28.31	—	(18)	$28.31
Outstanding at June 28, 2020	142	$20.31	219	361	$23.08

At June 28, 2020, the number of RSUs and VSUs vested and expected to vest was 361, with an aggregate intrinsic value of $4,223.  The aggregate intrinsic value of the 219 vested RSUs and VSUs at June 28, 2020 was $2,562.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The unrecognized compensation cost related to the unvested RSUs at June 28, 2020 was $1,728, which is expected to be recognized over a weighted average period of 1.8 years.

For fiscal 2020, 2019 and 2018, the total intrinsic value of RSUs and VSUs converted was $1,708, $1,427 and $1,620, respectively.  The tax benefit realized from the conversion of RSUs was $206, $164 and $247 for fiscal 2020, 2019 and 2018, respectively.

Summary

The total cost charged against income related to all stock-based compensation arrangements was as follows:

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Stock options	$1,265	$671	$884
RSUs and VSUs	2,245	1,977	4,042
Total compensation cost	$3,510	$2,648	$4,926

In fiscal 2020, UNIFI issued 4 shares of common stock for $100 of expense in connection with Board compensation.

The total income tax benefit recognized for stock-based compensation was $178, $325 and $442 for fiscal 2020, 2019 and 2018, respectively.

As of June 28, 2020, total unrecognized compensation costs related to all unvested stock-based compensation arrangements were $3,674.  The weighted average period over which these costs are expected to be recognized is 2.5 years.

18. Defined Contribution Plan

UNIFI matches employee contributions made to the Unifi, Inc. Retirement Savings Plan (the “401(k) Plan”), a 401(k) defined contribution plan, which covers eligible domestic salary and hourly employees. Under the terms of the 401(k) Plan, UNIFI matches 100% of the first 3% of eligible employee contributions and 50% of the next 2% of eligible contributions.

The following table presents the employer matching contribution expense related to the 401(k) Plan:

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Matching contribution expense	$2,491	$2,836	$2,643

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

Foreign Currency Forward Contracts

UNIFI may enter into foreign currency forward contracts as economic hedges for exposures related to certain sales, inventory purchases and equipment purchases which are denominated in currencies that are not its functional currency.  Foreign currency forward contracts are not designated as hedges by UNIFI and are marked to market each period and offset by the foreign exchange (gains) losses included in other operating expense (income), net resulting from the underlying exposures of the foreign currency denominated assets and liabilities. As of June 28, 2020 and June 30, 2019, there were no outstanding foreign currency forward contracts.

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

In 2017, UNIFI entered into Swaps A, B and C. The combined designated hedges fix LIBOR at approximately 1.9% for $75,000 of variable rate borrowings through May 24, 2022. In accordance with hedge accounting, each swap is reflected on the accompanying

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

consolidated balance sheets at fair value with a corresponding balance in accumulated other comprehensive loss, and impacts earnings commensurate with the forecasted transaction.

UNIFI’s financial assets and liabilities accounted for at fair value on a recurring basis and the level within the fair value hierarchy used to measure these items are as follows:

As of June 28, 2020	Notional Amount		Balance Sheet Location	Fair Value Hierarchy	Fair Value
Swap A	USD	$20,000	Other long-term liabilities	Level 2	$690
Swap B	USD	$30,000	Other long-term liabilities	Level 2	$1,034
Swap C	USD	$25,000	Other long-term liabilities	Level 2	$827

As of June 30, 2019	Notional Amount		Balance Sheet Location	Fair Value Hierarchy	Fair Value
Swap A	USD	$20,000	Other long-term liabilities	Level 2	$186
Swap B	USD	$30,000	Other long-term liabilities	Level 2	$279
Swap C	USD	$25,000	Other long-term liabilities	Level 2	$182

Estimates for the fair value of UNIFI’s derivative contracts are obtained from month-end market quotes for contracts with similar terms.

Swaps A, B and C, designated hedges, increased interest expense for fiscal 2020 by $270, decreased interest expense for fiscal 2019 by $320 and increased interest expense for fiscal 2018 by $319.

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

There were no transfers into or out of the levels of the fair value hierarchy for fiscal 2020, 2019 and 2018.

Non-Financial Assets and Liabilities

UNIFI did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.

20. Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 25, 2017	$(32,372)	$(508)	$(32,880)
Other comprehensive (loss) income, net of tax	(9,896)	2,243	(7,653)
Balance at June 24, 2018	$(42,268)	$1,735	$(40,533)

Other comprehensive loss, net of tax	(461)	(2,235)	(2,696)
Balance at June 30, 2019	$(42,729)	$(500)	$(43,229)

Other comprehensive loss, net of tax	(19,119)	(1,458)	(20,577)
Balance at June 28, 2020	$(61,848)	$(1,958)	$(63,806)

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

A summary of other comprehensive (loss) income for fiscal 2020, 2019 and 2018 is provided as follows:

	Fiscal 2020			Fiscal 2019			Fiscal 2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(21,027)	$—	$(21,027)	$(681)	$—	$(681)	$(9,250)	$—	$(9,250)
Foreign currency translation adjustments for an unconsolidated affiliate	1,908	—	1,908	220	—	220	(646)	—	(646)
Changes in interest rate swaps, net of reclassification adjustments	(1,904)	446	(1,458)	(2,906)	671	(2,235)	3,067	(824)	2,243
Other comprehensive loss, net	$(21,023)	$446	$(20,577)	$(3,367)	$671	$(2,696)	$(6,829)	$(824)	$(7,653)

21. Computation of Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Basic EPS
Net (loss) income	$(57,237)	$2,456	$31,702
Weighted average common shares outstanding	18,475	18,395	18,294
Basic EPS	$(3.10)	$0.13	$1.73
Diluted EPS
Net (loss) income	$(57,237)	$2,456	$31,702
Weighted average common shares outstanding	18,475	18,395	18,294
Net potential common share equivalents	—	300	343
Adjusted weighted average common shares outstanding	18,475	18,695	18,637
Diluted EPS	$(3.10)	$0.13	$1.70
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	401	314	118
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	333	—	—

The calculation of earnings per common share is based on the weighted average number of UNIFI’s common shares outstanding for the applicable period.  The calculation of diluted earnings per common share presents the effect of all potential dilutive common shares that were outstanding during the respective period, unless the effect of doing so is anti-dilutive.

22. Other Operating Expense, Net

Other operating expense, net primarily consists of gains and losses on foreign currency transactions and sale or disposal of assets, along with severance expenses related to former employees.

23. Investments in Unconsolidated Affiliates and Variable Interest Entities

Parkdale America, LLC

In June 1997, UNIFI and Parkdale Mills, Inc. (“Mills”) entered into a Contribution Agreement that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air-jet spinning technologies to create PAL, a producer of cotton and synthetic yarns for sale to the global textile industry and apparel market.  In exchange for its contribution, UNIFI received a 34% equity ownership interest in the PAL Investment, accounted for using the equity method of accounting.  Effective January 1, 2012, Mills’ interest in PAL was assigned to Parkdale.

During March 2020, UNIFI commenced negotiations to sell the PAL Investment to Parkdale. Such negotiations indicated that the fair value of the PAL Investment was less than UNIFI’s carrying value, and UNIFI no longer intended to hold the PAL Investment to allow recovery of the carrying value. UNIFI recorded an other-than-temporary impairment of $45,194 to adjust the PAL Investment to fair value. In April 2020, UNIFI and Parkdale finalized negotiations to sell UNIFI’s PAL Investment to Parkdale for $60,000. The transaction closed on April 29, 2020, and UNIFI received $60,000 in cash.

During UNIFI’s period of ownership, PAL was a limited liability company treated as a partnership for income tax reporting purposes.  Per PAL’s fiscal 2019 audited financial statements, PAL had 11 manufacturing facilities located primarily in the southeast region of

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

the U.S. and in Mexico, and PAL’s five largest customers accounted for approximately 75% of total revenues and 79% of total gross accounts receivable outstanding.

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

PAL has been subject to price risk related to anticipated fixed-price yarn sales.  To protect the gross margin of these sales, PAL may have entered into cotton futures to manage changes in raw material prices in order to protect the gross margin of fixed-priced yarn sales.  The derivative instruments used were listed and traded on an exchange and were thus valued using quoted prices classified within Level 1 of the fair value hierarchy.

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

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The agreement has no stated minimum purchase quantities, and pricing is negotiated every six months based on market rates.  As of June 28, 2020, UNIFI’s open purchase orders related to this agreement were $2,259.

UNIFI’s raw material purchases under this supply agreement consist of the following:

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
UNF	$1,450	$1,735	$1,800
UNFA	14,583	23,089	21,731
Total	$16,033	$24,824	$23,531

As of June 28, 2020 and June 30, 2019, UNIFI had combined accounts payable due to UNF and UNFA of $1,166 and $1,728, respectively.

UNIFI has determined that UNF and UNFA are variable interest entities and has also determined that UNIFI is the primary beneficiary of these entities, based on the terms of the supply agreement.  As a result, these entities should be consolidated with UNIFI’s financial results.  As UNIFI purchases substantially all of the output from the two entities, the two entities’ balance sheets constitute 3% or less of UNIFI’s current assets, total assets and total liabilities, and such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements.  As of June 28 2020, UNIFI’s combined investments in UNF and UNFA were $2,171 and are shown within investments in unconsolidated affiliates in the accompanying consolidated balance sheets.  The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy.  Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to either UNF or UNFA.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Condensed balance sheet and income statement information for UNIFI’s unconsolidated affiliates (including reciprocal balances) is presented in the following tables.  PAL is separately disclosed due to its status as a significant subsidiary for fiscal 2019 and 2018.  PAL has not met the criteria for segment reporting. Below, (i) no PAL Investment amounts are reported for June 28, 2020 due to the associated divestiture on April 29, 2020, and (ii) fiscal 2020 PAL Investment income statement activity is reported for the ten months of fiscal 2020 ownership ending April 29, 2020.

	As of June 28, 2020
	PAL	Other	Total
Current assets	$—	$5,190	$5,190
Non-current assets	—	561	561
Current liabilities	—	1,415	1,415
Non-current liabilities	—	—	—
Shareholders’ equity and capital accounts	—	4,336	4,336

UNIFI’s portion of undistributed earnings	—	1,424	1,424

	As of June 30, 2019
	PAL	Other	Total
Current assets	$299,610	$7,218	$306,828
Non-current assets	158,304	696	159,000
Current liabilities	70,875	4,069	74,944
Non-current liabilities	3,252	—	3,252
Shareholders’ equity and capital accounts	383,787	3,845	387,632

	For the Fiscal Year Ended June 28, 2020
	PAL	Other	Total
Net sales	$544,006	$17,068	$561,074
Gross profit	7,592	2,056	9,648
(Loss) income from operations	(7,484)	410	(7,074)
Net (loss) income	(2,823)	497	(2,326)
Depreciation and amortization	33,455	135	33,590

Cash received by PAL under cotton rebate program	11,186	—	11,186
Earnings recognized by PAL for cotton rebate program	9,697	—	9,697

Distributions received	10,437	—	10,437

	For the Fiscal Year Ended June 30, 2019
	PAL	Other	Total
Net sales	$836,675	$25,621	$862,296
Gross profit	24,455	4,713	29,168
Income from operations	6,575	2,988	9,563
Net income	7,534	3,093	10,627
Depreciation and amortization	40,679	190	40,869

Cash received by PAL under cotton rebate program	13,367	—	13,367
Earnings recognized by PAL for cotton rebate program	12,896	—	12,896

Distributions received	647	2,000	2,647

	For the Fiscal Year Ended June 24, 2018
	PAL	Other	Total
Net sales	$796,010	$24,097	$820,107
Gross profit	31,112	4,646	35,758
Income from operations	12,032	2,917	14,949
Net income	12,990	2,961	15,951
Depreciation and amortization	39,404	190	39,594

Cash received by PAL under cotton rebate program	13,797	—	13,797
Earnings recognized by PAL for cotton rebate program	13,334	—	13,334

Distributions received	9,236	3,000	12,236

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

On a fiscal year basis, the minimum payments expected to be made as part of such commitments are as follows:

	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter
Unconditional purchase obligations	$6,621	$5,130	$5,109	$3,350	$1,680	$7
Unconditional service obligations	4,357	2,839	570	258	258	377
Total unconditional obligations	$10,978	$7,969	$5,679	$3,608	$1,938	$384

For fiscal 2020, 2019 and 2018, total costs incurred under these commitments consisted of the following:

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Costs for unconditional purchase obligations	$21,483	$23,542	$24,777
Costs for unconditional service obligations	2,082	5,169	2,454
Total	$23,565	$28,711	$27,231

25. Related Party Transactions

There were no related party receivables as of June 28, 2020 and June 30, 2019.

Related party payables for Salem Leasing Corporation consist of the following:

	June 28, 2020	June 30, 2019
Accounts payable	$616	$634
Operating lease obligations	1,481	—
Finance lease obligations	6,509	806
Total related party payables	$8,606	$1,440

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Related party transactions in excess of $120 for the current or prior two fiscal years consist of the matters in the table below and the following paragraphs:

		For the Fiscal Year Ended
Affiliated Entity	Transaction Type	June 28, 2020	June 30, 2019	June 24, 2018
Salem Leasing Corporation	Transportation equipment costs and finance lease debt service	$3,798	$4,102	$3,979
Salem Global Logistics, Inc.	Freight service income	—	—	147

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

Salem Global Logistics, Inc. is also a wholly owned subsidiary of Salem Holding Company. During fiscal 2018, UNIFI earned income by providing for-hire freight services for Salem Global Logistics, Inc.

26. Business Segment Information

UNIFI defines operating segments as components of the organization for which discrete financial information is available and operating results are evaluated on a regular basis by UNIFI’s principal executive officer, who is the chief operating decision maker (the “CODM”), in order to assess performance and allocate resources. Characteristics of UNIFI which were relied upon in making the determination of reportable segments include the nature of the products sold, the internal organizational structure, the trade policies in the geographic regions in which UNIFI operates and the information that is regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.

UNIFI has four reportable segments.

•

The operations within the Polyester Segment exhibit similar long-term economic characteristics and primarily sell into an economic trading zone covered by the USMCA, NAFTA and CAFTA (collectively, the regions comprising these economic trading zones are referred to as “NACA”) to similar customers utilizing similar methods of distribution. These operations derive revenues primarily from manufacturing polyester-based products with sales primarily to other yarn manufacturers and knitters and weavers that produce yarn and/or fabric for the apparel, hosiery, automotive, home furnishings, automotive, industrial and other end-use markets. The Polyester Segment consists of sales and manufacturing operations in the U.S. and El Salvador.

•

The operations within the Asia Segment exhibit similar long-term economic characteristics and sell to similar customers utilizing similar methods of distribution primarily in Asia and Europe, which are outside of the NACA region. The Asia Segment primarily sources polyester-based products from third-party suppliers and sells to knitters and weavers that produce fabric for the apparel, automotive, home furnishings, automotive, industrial and other end-use markets principally in Asia.  The Asia Segment includes sales offices in China.

•

The Brazil Segment primarily manufactures and sells polyester-based products to knitters and weavers that produce fabric for the apparel, automotive, home furnishings, industrial and other end-use markets principally in South America.  The Brazil Segment includes a manufacturing location and sales offices in Brazil.

•

The operations within the Nylon Segment exhibit similar long-term economic characteristics and primarily sell into the NACA region to similar customers utilizing similar methods of distribution. These operations derive revenues primarily from manufacturing nylon-based products with sales to knitters and weavers that produce fabric primarily for the apparel, hosiery and medical markets.  The Nylon Segment includes an immaterial operating segment in Colombia that sells similar nylon-based textile products to similar customers in Colombia and Mexico utilizing similar methods of distribution.  The Nylon Segment consists of sales and manufacturing operations in the U.S. and Colombia.

In addition to UNIFI’s reportable segments, an All Other category is included in the tables below. All Other consists primarily of for-hire transportation services. For-hire transportation services revenue is derived from performing common carrier services utilizing UNIFI’s fleet of transportation equipment.

The operations within All Other (i) are not subject to review by the CODM at a level consistent with UNIFI’s other operations, (ii) are not regularly evaluated using the same metrics applied to UNIFI’s other operations, and (iii) do not qualify for aggregation with an existing reportable segment. Therefore, such operations are excluded from reportable segments.

UNIFI evaluates the operating performance of its segments based upon Segment Profit, which represents segment gross profit (loss) plus segment depreciation expense. This measurement of segment profit or loss best aligns segment reporting with the current assessments and evaluations performed by, and information provided to, the CODM.

The accounting policies for the segments are consistent with UNIFI’s accounting policies.  Intersegment sales are omitted from segment disclosures, as they are (i) insignificant to UNIFI’s segments and eliminated from consolidated reporting and (ii) excluded

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

from segment evaluations performed by the CODM. However, an intersegment technologies expense charged from the Polyester Segment to the Asia Segment is not eliminated from segment results. The technologies expense (i) reflects the sharing of certain manufacturing know-how, processes and product technical information and design and (ii) is included in the segment evaluations performed by the CODM.

Selected financial information is presented below:

	For the Fiscal Year Ended June 28, 2020
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$309,184	$153,032	$73,339	$67,381	$3,573	$606,509
Cost of sales	297,096	136,349	62,144	68,359	3,521	567,469
Gross profit (loss)	12,088	16,683	11,195	(978)	52	39,040
Segment depreciation expense	16,904	—	1,385	1,917	453	20,659
Segment Profit	$28,992	$16,683	$12,580	$939	$505	$59,699

	For the Fiscal Year Ended June 30, 2019
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$370,770	$132,866	$102,877	$98,127	$4,164	$708,804
Cost of sales	346,951	117,166	84,298	90,231	3,850	642,496
Gross profit	23,819	15,700	18,579	7,896	314	66,308
Segment depreciation expense	16,068	—	1,537	2,083	229	19,917
Segment Profit	$39,887	$15,700	$20,116	$9,979	$543	$86,225

	For the Fiscal Year Ended June 24, 2018
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$364,169	$97,297	$110,587	$102,639	$4,220	$678,912
Cost of sales	330,975	80,677	84,726	92,155	3,951	592,484
Gross profit	33,194	16,620	25,861	10,484	269	86,428
Segment depreciation expense	15,893	—	1,648	2,197	256	19,994
Segment Profit	$49,087	$16,620	$27,509	$12,681	$525	$106,422

The reconciliations of segment gross profit to consolidated (loss) income before income taxes are as follows:

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Polyester	$12,088	$23,819	$33,194
Asia	16,683	15,700	16,620
Brazil	11,195	18,579	25,861
Nylon	(978)	7,896	10,484
All Other	52	314	269
Segment gross profit	39,040	66,308	86,428
SG&A expenses	43,814	52,690	56,077
Provision (benefit) for bad debts	1,739	308	(38)
Other operating expense, net	2,308	2,350	1,590
Operating (loss) income	(8,821)	10,960	28,799
Interest income	(722)	(628)	(560)
Interest expense	4,779	5,414	4,935
Equity in loss (earnings) of unconsolidated affiliates	477	(3,968)	(5,787)
Gain on sale of investment in unconsolidated affiliate	(2,284)	—	—
Impairment of investment in unconsolidated affiliate	45,194	—	—
Loss on extinguishment of debt	—	131	—
(Loss) income before income taxes	$(56,265)	$10,011	$30,211

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Polyester	$16,904	$16,068	$15,893
Asia	—	—	—
Brazil	1,385	1,537	1,648
Nylon	1,917	2,083	2,197
All Other	453	229	256
Segment depreciation expense	20,659	19,917	19,994
Other depreciation and amortization expense	2,994	3,086	2,591
Depreciation and amortization expense	$23,653	$23,003	$22,585

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Polyester	$13,714	$17,291	$16,605
Asia	60	32	36
Brazil	2,332	2,574	3,063
Nylon	249	624	1,366
Segment capital expenditures	16,355	20,521	21,070
Other capital expenditures	2,154	4,350	3,959
Capital expenditures	$18,509	$24,871	$25,029

The reconciliations of segment total assets to consolidated total assets are as follows:

	June 28, 2020	June 30, 2019
Polyester	$263,496	$287,608
Asia	41,452	35,219
Brazil	49,967	67,490
Nylon	42,020	57,055
Segment total assets	396,935	447,372
Other current assets	48,600	10,327
Other PP&E	23,676	18,664
Other operating lease assets	1,503	—
Other non-current assets	1,277	1,468
Investments in unconsolidated affiliates	2,171	114,320
Total assets	$474,162	$592,151

Product sales (excluding the All Other category) are as follows, based on categorization into REPREVE® Fiber sales and non-REPREVE® Fiber sales.

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
REPREVE® Fiber	$186,141	$180,254	$160,366
Non-REPREVE® Fiber	416,795	524,386	514,326
Total	$602,936	$704,640	$674,692

Geographic Data

	For the Fiscal Year Ended
Net Sales	June 28, 2020	June 30, 2019	June 24, 2018
U.S.	$342,350	$426,725	$420,920
China	148,923	125,667	90,998
Brazil	73,339	102,877	110,587
Remaining Foreign Countries	41,897	53,535	56,407
Total	$606,509	$708,804	$678,912

Export sales from UNIFI’s U.S. operations to external customers	$64,305	$84,707	$94,205

The net sales amounts are based on the operating locations from where the items were produced or distributed.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Long-Lived Assets	June 28, 2020	June 30, 2019	June 24, 2018
U.S.	$195,874	$305,483	$305,229
Brazil	10,805	13,218	12,679
China	779	78	92
Remaining Foreign Countries	9,859	5,169	6,225
Total	$217,317	$323,948	$324,225

Long-lived assets are comprised of PP&E, net; operating lease assets; intangible assets, net; investments in unconsolidated affiliates; and other non-current assets.

Total Assets	June 28, 2020	June 30, 2019	June 24, 2018
U.S.	$352,869	$457,571	$455,963
Brazil	49,967	67,490	59,657
China	39,238	30,982	32,703
Remaining Foreign Countries	32,088	36,108	53,484
Total	$474,162	$592,151	$601,807

27. Quarterly Results (Unaudited)

Quarterly financial data and selected highlights are as follows:

	For the Fiscal Quarter Ended
	September 29, 2019	December 29, 2019	March 29, 2020	June 28, 2020
Net sales (1)	$179,949	$169,511	$170,994	$86,055
Gross profit (loss) (2)	17,443	15,665	15,383	(9,451)
Net income (loss) (3)	3,712	409	(41,111)	(20,247)
Net income (loss) per common share:
Basic (4)	$0.20	$0.02	$(2.23)	$(1.10)
Diluted (4)	$0.20	$0.02	$(2.23)	$(1.10)

	For the Fiscal Quarter Ended
	September 30, 2018	December 30, 2018	March 31, 2019	June 30, 2019
Net sales (5)	$181,611	$167,711	$179,989	$179,493
Gross profit (6)	20,019	14,156	13,791	18,342
Net income (loss) (7)	1,812	1,171	(1,529)	1,002
Net income (loss) per common share:
Basic (4)	$0.10	$0.06	$(0.08)	$0.05
Diluted (4)	$0.10	$0.06	$(0.08)	$0.05

(1)	Net sales for the fiscal quarter ended June 28, 2020, includes the impact of global demand declines and decreased economic activity caused by the COVID-19 pandemic.

(2)	Gross loss for the fiscal quarter ended June 28, 2020 includes the adverse impact of lower fixed cost absorption in connection with the COVID-19 pandemic.

(3)

Net loss for the fiscal quarter March 29, 2020 includes the impairment charge for PAL of $45,194. Net loss for the fiscal quarter ended June 28, 2020 includes the adverse impact of the COVID-19 pandemic and severance charges for involuntary terminations.

(4)	(Loss) income per share is computed independently for each of the periods presented. The sum of the (loss) income per share amounts for the fiscal quarters may not equal the total for the fiscal year.

(5)	The fiscal quarter ended September 30, 2018 was comprised of fourteen weeks.

(6)

Gross profit for the fiscal quarter ended December 30, 2018 includes the adverse impact of a raw material cost spike that could not be effectively offset with timely corresponding selling price increases.  Gross profit for the fiscal quarters ended December 30, 2018 and March 31, 2019 includes the adverse impact of significant competitive pressure caused by elevated levels of polyester textured yarn imports.

(7)	Net income for the fiscal quarter ended June 30, 2019 includes severance charges for involuntary terminations.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

28. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Interest, net of capitalized interest of $126, $219 and $190, respectively	$4,682	$5,342	$4,459
Income taxes, net of refunds	6,131	2,623	9,962

Non-Cash Investing and Financing Activities

As of June 28, 2020, June 30, 2019 and June 24, 2018, $630, $1,329 and $3,187, respectively, were included in accounts payable for unpaid capital expenditures.