Form 10-Q
period 2020-09-27
UNIFI INC
filed 2020-11-04
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2020

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

As of October 30, 2020, there were 18,453,946 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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
•

other factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2020 or in the Company’s other periodic reports and information filed with the Securities and Exchange Commission (“SEC”).

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

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2020

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 27, 2020	June 28, 2020
ASSETS
Cash and cash equivalents	$78,095	$75,267
Receivables, net	77,228	53,726
Inventories	104,780	109,704
Income taxes receivable	7,387	4,033
Other current assets	9,760	11,763
Total current assets	277,250	254,493
Property, plant and equipment, net	200,222	204,246
Operating lease assets	8,482	8,940
Deferred income taxes	2,333	2,352
Other non-current assets	3,950	4,131
Total assets	$492,237	$474,162

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$38,468	$25,610
Accrued expenses	16,618	13,689
Income taxes payable	3,936	349
Current operating lease liabilities	1,773	1,783
Current portion of long-term debt	13,506	13,563
Total current liabilities	74,301	54,994
Long-term debt	81,279	84,607
Non-current operating lease liabilities	6,811	7,251
Other long-term liabilities	9,214	8,606
Deferred income taxes	555	2,549
Total liabilities	172,160	158,007

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,447,888 and 18,446,436 shares issued and outstanding as of September 27, 2020 and June 28, 2020, respectively)	1,845	1,845
Capital in excess of par value	62,810	62,392
Retained earnings	319,156	315,724
Accumulated other comprehensive loss	(63,734)	(63,806)
Total shareholders’ equity	320,077	316,155
Total liabilities and shareholders’ equity	$492,237	$474,162

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended
	September 27, 2020	September 29, 2019
Net sales	$141,505	$179,949
Cost of sales	126,944	162,506
Gross profit	14,561	17,443
Selling, general and administrative expenses	11,364	10,980
(Benefit) provision for bad debts	(887)	9
Other operating expense, net	1,178	108
Operating income	2,906	6,346
Interest income	(125)	(210)
Interest expense	871	1,257
Equity in (earnings) loss of unconsolidated affiliates	(93)	866
Income before income taxes	2,253	4,433
(Benefit) provision for income taxes	(1,179)	721
Net income	$3,432	$3,712

Net income per common share:
Basic	$0.19	$0.20
Diluted	$0.18	$0.20

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	For the Three Months Ended
	September 27, 2020	September 29, 2019
Net income	$3,432	$3,712
Other comprehensive income (loss):
Foreign currency translation adjustments	(182)	(6,158)
Foreign currency translation adjustments for an unconsolidated affiliate	—	(170)
Changes in interest rate swaps, net of tax of $78 and $0, respectively	254	(328)
Other comprehensive income (loss), net	72	(6,656)
Comprehensive income (loss)	$3,504	$(2,944)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 28, 2020	18,446	$1,845	$62,392	$315,724	$(63,806)	$316,155
Options exercised	—	—	—	—	—	—
Conversion of restricted stock units	2	—	—	—	—	—
Stock-based compensation	—	—	425	—	—	425
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(1)	—	(7)	—	—	(7)
Other comprehensive income, net of tax	—	—	—	—	72	72
Net income	—	—	—	3,432	—	3,432
Balance at September 27, 2020	18,447	$1,845	$62,810	$319,156	$(63,734)	$320,077

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2019	18,462	$1,846	$59,560	$374,668	$(43,229)	$392,845
Options exercised	10	1	28	—	—	29
Conversion of restricted stock units	18	2	(2)	—	—	—
Stock-based compensation	—	—	121	—	—	121
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	—	—	(44)	—	—	(44)
Other comprehensive loss, net of tax	—	—	—	—	(6,656)	(6,656)
Net income	—	—	—	3,712	—	3,712
Balance at September 29, 2019	18,490	$1,849	$59,663	$378,380	$(49,885)	$390,007

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	September 27, 2020	September 29, 2019
Cash and cash equivalents at beginning of period	$75,267	$22,228
Operating activities:
Net income	3,432	3,712
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) loss of unconsolidated affiliates	(93)	866
Distributions received from unconsolidated affiliates	—	10,437
Depreciation and amortization expense	6,112	5,685
Non-cash compensation expense	509	187
Deferred income taxes	(2,072)	(760)
Other, net	(132)	(127)
Changes in assets and liabilities:
Receivables, net	(23,499)	1,543
Inventories	4,853	1,981
Other current assets	2,083	(486)
Income taxes	191	814
Accounts payable and accrued expenses	15,314	(119)
Other, net	1,224	89
Net cash provided by operating activities	7,922	23,822

Investing activities:
Capital expenditures	(1,864)	(4,585)
Other, net	—	(21)
Net cash used by investing activities	(1,864)	(4,606)

Financing activities:
Proceeds from ABL Revolver	—	23,000
Payments on ABL Revolver	—	(25,400)
Payments on ABL Term Loan	(2,500)	(2,500)
Payments on finance lease obligations	(945)	(1,608)
Proceeds from stock option exercises	—	29
Other	(7)	(44)
Net cash used by financing activities	(3,452)	(6,523)

Effect of exchange rate changes on cash and cash equivalents	222	(803)
Net increase in cash and cash equivalents	2,828	11,890
Cash and cash equivalents at end of period	$78,095	$34,118

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

2.  Basis of Presentation; Condensed Notes

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information. As contemplated by the instructions of the SEC to Form 10-Q, the following notes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements.  Reference should be made to UNIFI’s year-end audited consolidated financial statements and related notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended June 28, 2020 (the “2020 Form 10-K”).

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

The fiscal quarter for each of Unifi, Inc., its primary domestic operating subsidiaries and its subsidiary in El Salvador ended on September 27, 2020, the Sunday nearest to September 30, 2020. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal quarter ended on September 30, 2020. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ subsequent fiscal quarter end. The three-month periods ended September 27, 2020 and September 29, 2019 both consisted of 13 weeks.

3.  Recent Accounting Pronouncements

Recently Adopted

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses, with an effective date consistent with UNIFI’s fiscal 2021. The new guidance requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected and eliminates the probable initial recognition threshold to instead reflect an entity’s current estimate of all expected credit losses. UNIFI adopted the ASU in fiscal 2021 using the modified retrospective approach and the adoption had no material impact to UNIFI’s financial position or results of operations.

Based on UNIFI’s review of ASUs issued since the filing of the 2020 Form 10-K, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on UNIFI’s consolidated financial statements.

4.  Revenue Recognition

The following tables present disaggregated revenues for UNIFI:

	For the Three Months Ended
	September 27, 2020	September 29, 2019
Third-party manufacturer	$138,841	$178,020
Service	2,664	1,929
Net sales	$141,505	$179,949

	For the Three Months Ended
	September 27, 2020	September 29, 2019
REPREVE® Fiber	$49,858	$56,485
Non-REPREVE® Fiber	91,647	123,464
Total	$141,505	$179,949

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Third-Party Manufacturer

Third-party manufacturer revenue is primarily generated through sales to direct customers. Such sales represent satisfaction of UNIFI’s performance obligations required by the associated revenue contracts. Each of UNIFI’s reportable segments derives revenue from sales to third-party manufacturers.

Service Revenue

Service revenue is primarily generated, as services are rendered, through fulfillment of toll manufacturing of textile products or transportation services governed by written agreements. Such toll manufacturing and transportation services represent satisfaction of UNIFI’s performance obligations required by the associated revenue contracts. The Polyester Segment derives service revenue for toll manufacturing and the All Other category derives service revenue for transportation services.

REPREVE® Fiber

REPREVE® Fiber represents UNIFI’s platform of recycled polyester and recycled nylon filament and staple fiber products in either base recycled form or with added technologies.

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

5.  Receivables, Net

Receivables, net consists of the following:

	September 27, 2020	June 28, 2020
Customer receivables	$68,735	$53,307
Allowance for uncollectible accounts	(2,890)	(3,796)
Reserves for quality claims	(912)	(928)
Net customer receivables	64,933	48,583
Other receivables	12,295	5,143
Total receivables, net	$77,228	$53,726

Other receivables includes banker’s acceptance notes (“BANs”) in connection with the settlement of customer receivables generated from trade activity in the Asia Segment. The BANs are redeemable upon maturity from the drawing financial institutions, or earlier at a discount. BANs of $1,596 previously reflected in customer receivables as of June 28, 2020 have been reclassified to other receivables to conform to the current presentation.

6.  Inventories

Inventories consists of the following:

	September 27, 2020	June 28, 2020
Raw materials	$35,821	$42,758
Supplies	9,190	9,294
Work in process	6,885	6,267
Finished goods	57,754	55,609
Gross inventories	109,650	113,928
Net realizable value adjustment	(4,870)	(4,224)
Total inventories	$104,780	$109,704

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.  Other Current Assets

Other current assets consists of the following:

	September 27, 2020	June 28, 2020
Vendor deposits	$5,197	$2,349
Value-added taxes receivable	2,243	2,604
Prepaid expenses	1,776	1,857
Contract assets	544	4,953
Total other current assets	$9,760	$11,763

8.  Property, Plant and Equipment, Net

Property, plant and equipment (“PP&E”), net consists of the following:

	September 27, 2020	June 28, 2020
Land	$3,145	$3,154
Land improvements	16,344	16,344
Buildings and improvements	158,432	158,025
Assets under finance leases	21,260	29,857
Machinery and equipment	607,871	602,867
Computers, software and office equipment	22,730	22,677
Transportation equipment	10,432	7,806
Construction in progress	8,050	7,582
Gross PP&E	848,264	848,312
Less: accumulated depreciation	(643,577)	(636,221)
Less: accumulated amortization – finance leases	(4,465)	(7,845)
Total PP&E, net	$200,222	$204,246

9.  Accrued Expenses

Accrued expenses consists of the following:

	September 27, 2020	June 28, 2020
Payroll and fringe benefits	$9,239	$8,036
Deferred revenue	2,005	1,279
Severance	1,359	1,083
Other	4,015	3,291
Total accrued expenses	$16,618	$13,689

10.  Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	September 27, 2020	September 27, 2020	June 28, 2020
ABL Revolver	December 2023	0.0%	$—	$—
ABL Term Loan (1)	December 2023	3.2%	85,000	87,500
Finance lease obligations	(2)	3.6%	10,436	11,381
Total debt			95,436	98,881
Current ABL Term Loan			(10,000)	(10,000)
Current portion of finance lease obligations			(3,506)	(3,563)
Unamortized debt issuance costs			(651)	(711)
Total long-term debt			$81,279	$84,607

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for finance lease obligations range from May 2022 to November 2027.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

ABL Facility borrowings bear interest at LIBOR plus an applicable margin of 1.25% to 1.75%, or the Base Rate (as defined in the Credit Agreement) plus an applicable margin of 0.25% to 0.75%, with interest currently being paid on a monthly basis. As of September 27, 2020 and June 28, 2020, ABL Facility borrowings carried interest at LIBOR plus 1.50%.

UNIFI currently maintains three interest rate swaps that fix LIBOR at approximately 1.9% on $75,000 of variable-rate debt. Such swaps are scheduled to terminate in May 2022.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2021, the following four fiscal years and thereafter:

	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter
ABL Revolver	$—	$—	$—	$—	$—	$—
ABL Term Loan	7,500	10,000	10,000	57,500	—	—
Finance lease obligations	2,617	3,388	1,094	1,132	1,028	1,177
Total	$10,117	$13,388	$11,094	$58,632	$1,028	$1,177

11.  Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	September 27, 2020	June 28, 2020
Supplemental post-employment plan	$2,940	$3,019
Interest rate swaps	2,219	2,551
Uncertain tax positions	1,177	1,112
Other	2,878	1,924
Total other long-term liabilities	$9,214	$8,606

12.  Income Taxes

The (benefit) provision for income taxes and effective tax rate were as follows:

	For the Three Months Ended
	September 27, 2020	September 29, 2019
(Benefit) provision for income taxes	$(1,179)	$721
Effective tax rate	(52.3)%	16.3%

U.S. Tax Law Change

On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to global intangible low-tax income (“GILTI”) that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available for tax years beginning after December 31, 2017. The current period includes a discrete tax benefit of $4,789 for the estimated impact of the retroactive election.

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

As a result of the newly enacted GILTI regulations, and their impact on prior tax periods, UNIFI does not expect to realize the full benefit of its U.S. federal net operating loss and research credit carryforwards. The current period includes $2,127 of discrete tax expense related to the change in valuation allowance.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Income Tax Expense

UNIFI’s (benefit) provision for income taxes for the three months ended September 27, 2020 and September 29, 2019 was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to year-to-date income from ordinary activity.  Tax effects of significant and unusual, or infrequently occurring, items are excluded from the estimated annual effective tax rate calculation and recognized discretely in the interim period in which they occur.

The effective tax rate for the three months ended September 27, 2020 was lower than the U.S. federal statutory rate primarily due to the retroactive GILTI high-tax exclusion for prior periods. This benefit was partially offset by the change in valuation allowance for deferred tax assets and current U.S. tax on GILTI.

The effective tax rate for the three months ended September 29, 2019 was lower than the U.S. federal statutory rate primarily due to the use of foreign tax credits generated in both current and prior tax years.  These benefits were partially offset by earnings taxed at higher rates in foreign jurisdictions, U.S. tax on GILTI, and foreign withholding taxes.

UNIFI regularly assesses the outcomes of both completed and ongoing examinations to ensure that its provision for income taxes is sufficient. Certain returns that remain open to examination have utilized carryforward tax attributes generated in prior tax years, including net operating losses, which could potentially be revised upon examination.

13.  Shareholders’ Equity

On October 31, 2018, UNIFI announced that its Board of Directors (the “Board”) approved a new share repurchase program (the “2018 SRP”) under which UNIFI is authorized to acquire up to $50,000 of its common stock. Under the 2018 SRP, purchases may be made from time to time in the open market at prevailing market prices, through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. Repurchases, if any, are expected to be financed through cash generated from operations and borrowings under the ABL Revolver, and are subject to applicable limitations and restrictions as set forth in the ABL Facility. UNIFI may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

The following table summarizes UNIFI’s repurchases and retirements of its common stock under the 2018 SRP for the fiscal periods noted:

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal 2019	—	$—
Fiscal 2020	84	$23.72
Fiscal 2021 (through September 27, 2020)	—	$—
Total	84	$23.72	$48,008

Repurchased shares are retired and have the status of authorized and unissued shares.  The cost of the repurchased shares is recorded as a reduction to common stock to the extent of the par value of the shares acquired and the remainder is allocated between capital in excess of par value and retained earnings, on a pro rata basis.

14.  Stock-Based Compensation

On October 24, 2018, the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan (the “2018 Plan”) became effective, upon approval by shareholders at UNIFI’s annual meeting of shareholders held on October 31, 2018.  The 2018 Plan set the number of shares available for future issuance pursuant to awards granted under the 2018 Plan to 1,250 and updated certain provisions for changes to Section 162(m) of the Internal Revenue Code of 1986, as amended.

The following table provides information as of September 27, 2020 with respect to the number of securities remaining available for future issuance under the 2018 Plan:

Authorized under the 2018 Plan	1,250
Plus: Awards expired, forfeited or otherwise terminated unexercised	171
Less: Awards granted to employees	(1,069)
Less: Awards granted to non-employee directors	(117)
Available for issuance under the 2018 Plan	235

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Stock-based compensation units granted or issued was as follows:

	For the Three Months Ended
	September 27, 2020	September 29, 2019
Stock options	—	15
Restricted stock units	—	28
Vested share units	—	—
Common stock	—	—

On October 29, 2020, UNIFI’s shareholders approved the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (the “2020 Plan”). The 2020 Plan set the number of shares available for future issuance pursuant to awards granted under the 2020 Plan to 850.  No additional awards can be granted under the 2018 Plan or other prior plans; however, awards outstanding under a respective prior plan remain subject to that plan’s provisions.

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

The following table presents details regarding UNIFI’s hedging activities:

	For the Three Months Ended
	September 27, 2020	September 29, 2019
Interest expense	$871	$1,257
(Increase) decrease in fair value of interest rate swaps	(332)	328
Impact of interest rate swaps to increase (decrease) interest expense	329	(63)

For the three months ended September 27, 2020 and September 29, 2019, there were no significant changes to UNIFI’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

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

16.  Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive (loss) income, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 28, 2020	$(61,848)	$(1,958)	$(63,806)
Other comprehensive (loss) income	(182)	254	72
Balance at September 27, 2020	$(62,030)	$(1,704)	$(63,734)

A summary of the after-tax effects of the components of other comprehensive income (loss), net for the three-month periods ended September 27, 2020 and September 29, 2019 is included in the accompanying condensed consolidated statements of comprehensive income (loss).

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

17.  Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended
	September 27, 2020	September 29, 2019
Net income	$3,432	$3,712
Basic weighted average shares	18,447	18,481
Net potential common share equivalents	251	245
Diluted weighted average shares	18,698	18,726
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	546	340
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	333	—

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

18.  Investments in Unconsolidated Affiliates and Variable Interest Entities

As of September 27, 2020, UNIFI maintained investments in two entities classified as unconsolidated affiliates: U.N.F. Industries, Ltd. (“UNF”); and UNF America LLC (“UNFA”) (collectively known as “UNFs”). UNIFI’s combined investments in UNF and UNFA were $2,195, each of which is reflected within other non-current assets in the accompanying condensed consolidated balance sheets.

Parkdale America, LLC

Parkdale America, LLC (“PAL”) is a limited liability company treated as a partnership for income tax reporting purposes and in which UNIFI held a 34% ownership interest (the “PAL Investment”) until UNIFI sold the investment on April 29, 2020. UNIFI accounted for the PAL Investment using the equity method of accounting and, because PAL was deemed a significant subsidiary in certain prior fiscal years, comparative prior year data is presented separately below.

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

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The supply agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates.  As of September 27, 2020, UNIFI’s open purchase orders related to this supply agreement were $1,100.

UNIFI’s raw material purchases under this supply agreement consisted of the following:

	For the Three Months Ended
	September 27, 2020	September 29, 2019
UNFA	3,527	4,448
UNF	—	495
Total	$3,527	$4,943

As of September 27, 2020 and June 28, 2020, UNIFI had combined accounts payable due to UNF and UNFA of $2,561 and $1,166, respectively.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Condensed balance sheet and income statement information for UNIFI’s unconsolidated affiliates (including reciprocal balances) are presented in the tables below.

	As of September 27, 2020			As of June 28, 2020
	PAL	UNFs	Total	PAL	UNFs	Total
Current assets	$—	$5,871	$5,871	$—	$5,190	$5,190
Non-current assets	—	774	774	—	561	561
Current liabilities	—	2,254	2,254	—	1,415	1,415
Non-current liabilities	—	—	—	—	—	—
Shareholders’ equity and capital accounts	—	4,391	4,391	—	4,336	4,336

UNIFI’s portion of undistributed earnings	—	1,560	1,560	—	1,424	1,424

	For the Three Months Ended September 27, 2020			For the Three Months Ended September 29, 2019
	PAL	UNFs	Total	PAL	UNFs	Total
Net sales	$—	$3,213	$3,213	$199,167	$4,661	$203,828
Gross profit	—	441	441	1,071	541	1,612
Income from operations	—	46	46	(3,275)	112	(3,163)
Net income	—	49	49	(3,455)	124	(3,331)
Depreciation and amortization	—	36	36	10,631	47	10,678

Cash received by PAL under cotton rebate program	—	—	—	3,693	—	3,693
Earnings recognized by PAL for cotton rebate program	—	—	—	3,588	—	3,588

Distributions received	—	—	—	10,437	—	10,437

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

20.  Related Party Transactions

There were no related party receivables as of September 27, 2020 or June 28, 2020.

Related party payables for Salem Leasing Corporation consisted of the following:

	September 27, 2020	June 28, 2020
Accounts payable	$617	$616
Operating lease obligations	1,395	1,481
Finance lease obligations	6,262	6,509
Total related party payables	$8,274	$8,606

Related party transactions in excess of $120 included:

		For the Three Months Ended
Affiliated Entity	Transaction Type	September 27, 2020	September 29, 2019
Salem Leasing Corporation	Transportation equipment costs and finance lease debt service	$939	$1,008

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

UNIFI’s operating segments are aggregated into four reportable segments (the Polyester Segment, the Asia Segment, the Brazil Segment and the Nylon Segment) based on similarities between the operating segments’ economic characteristics, nature of products sold, type of customer, methods of distribution and regulatory environment.

•

The operations within the Polyester Segment exhibit similar long-term economic characteristics and primarily sell into an economic trading zone covered by the United States-Mexico-Canada Agreement (“USMCA”), North American Free Trade Agreement (“NAFTA”) and Dominican Republic—Central America Free Trade Agreement (“CAFTA-DR”) (collectively, the regions comprising these economic trading zones are referred to as “NACA”) to similar customers utilizing similar methods of distribution. These operations derive revenues primarily from manufacturing polyester-based products with sales primarily to other yarn manufacturers and knitters and weavers that produce yarn and/or fabric for the apparel, hosiery, automotive, home furnishings, automotive, industrial and other end-use markets. The Polyester Segment consists of sales and manufacturing operations in the U.S. and El Salvador.

•

The operations within the Asia Segment exhibit similar long-term economic characteristics and sell to similar customers utilizing similar methods of distribution primarily in Asia and Europe, which are outside of the NACA region. The Asia Segment primarily sources polyester-based products from third-party suppliers and sells to knitters and weavers that produce fabric for the apparel, automotive, home furnishings, automotive, industrial and other end-use markets principally in Asia.  The Asia Segment includes a sales office in China.

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

(Unaudited)

The accounting policies for the segments are consistent with UNIFI’s accounting policies.  Intersegment sales are omitted from segment disclosures, as they are (i) insignificant to UNIFI’s segments and eliminated from consolidated reporting and (ii) excluded from segment evaluations performed by the CODM.

Selected financial information is presented below:

	For the Three Months Ended September 27, 2020
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$69,076	$37,723	$22,606	$11,029	$1,071	$141,505
Cost of sales	64,444	33,145	17,993	10,364	998	126,944
Gross profit	4,632	4,578	4,613	665	73	14,561
Segment depreciation expense	4,403	—	430	442	164	5,439
Segment Profit	$9,035	$4,578	$5,043	$1,107	$237	$20,000

	For the Three Months Ended September 29, 2019
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$88,695	$45,957	$24,172	$20,202	$923	$179,949
Cost of sales	80,900	41,675	20,013	19,024	894	162,506
Gross profit	7,795	4,282	4,159	1,178	29	17,443
Segment depreciation expense	4,041	—	375	491	39	4,946
Segment Profit	$11,836	$4,282	$4,534	$1,669	$68	$22,389

The reconciliations of segment gross profit to consolidated income before income taxes are as follows:

	For the Three Months Ended
	September 27, 2020	September 29, 2019
Polyester	$4,632	$7,795
Asia	4,578	4,282
Brazil	4,613	4,159
Nylon	665	1,178
All Other	73	29
Segment gross profit	14,561	17,443
Selling, general and administrative expenses	11,364	10,980
(Benefit) provision for bad debts	(887)	9
Other operating expense, net	1,178	108
Operating income	2,906	6,346
Interest income	(125)	(210)
Interest expense	871	1,257
Equity in (earnings) loss of unconsolidated affiliates	(93)	866
Income before income taxes	$2,253	$4,433

The reconciliations of segment total assets to consolidated total assets are as follows:

	September 27, 2020	June 28, 2020
Polyester	$263,493	$263,496
Asia	48,139	41,452
Brazil	52,667	49,967
Nylon	41,222	42,020
Segment total assets	405,521	396,935
Other current assets	58,549	48,600
Other PP&E	23,093	23,676
Other operating lease assets	1,406	1,503
Other non-current assets	3,668	3,448
Total assets	$492,237	$474,162

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

22.  Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Three Months Ended
	September 27, 2020	September 29, 2019
Interest, net of capitalized interest of $45 and $31, respectively	$836	$1,290
Income tax payments, net	602	1,275

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds.

Non-Cash Investing and Financing Activities

As of September 27, 2020 and June 28, 2020, $800 and $630, respectively, were included in accounts payable for unpaid capital expenditures. As of September 29, 2019 and June 30, 2019, $847 and $1,329, respectively, were included in accounts payable for unpaid capital expenditures.

During the three months ended September 29, 2019, UNIFI recorded non-cash activity relating to finance leases of $878.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended September 27, 2020, while a reference to the “prior period” refers to the three-month period ended September 29, 2019.  Such references may be accompanied by certain phrases for added clarity. The current period and the prior period each consisted of 13 weeks.

Our discussions in this Item 2 focus on our results during, or as of, the three months ended September 27, 2020 and September 29, 2019, and, to the extent applicable, any material changes from the information discussed in the 2020 Form 10-K or other important intervening developments or information.  These discussions should be read in conjunction with the 2020 Form 10-K for more detailed and background information about our business, operations and financial condition. Discussion of unfavorable foreign currency translation is primarily associated with the weakening of the Brazilian Real (“BRL”) and the Chinese Renminbi (“RMB”) against the U.S. Dollar (“USD”). In discussion of its operating results in this report, UNIFI refers to its operations in the “NACA” region, which is the region comprised of the trade zones covered by USMCA, NAFTA and CAFTA-DR.

All amounts, except per share amounts, are presented in thousands (000s), except as otherwise noted.

Overview and Significant General Matters

UNIFI focuses on delivering products and solutions to direct customers and brand partners throughout the world, leveraging our internal manufacturing capabilities and an enhanced global supply chain that delivers a diverse range of synthetic and recycled fibers and polymers. This strategic and synergistic focus includes three supporting pillars: (1) engaging in strategic relationships with like-minded entities, (2) growing our existing portfolio of technologies and capabilities, and (3) expanding our supply chain to best serve our direct and indirect customers. UNIFI remains committed to this strategy, which we believe will increase profitability and generate improved cash flows from operations.

UNIFI has four reportable segments for its operations – the Polyester Segment, the Asia Segment, the Brazil Segment and the Nylon Segment – as well as certain ancillary operations that include for-hire transportation services, which comprise an All Other category. The ancillary operations classified within All Other are insignificant for all periods presented; therefore, UNIFI’s discussion and analysis of those activities is generally limited to their impact on consolidated results, where appropriate.

Significant general matters for the current period, which include sales and gross profit pressures from the ongoing COVID-19 pandemic, are summarized below:

•	net sales for the current period decreased $38,444, or 21.4%, to $141,505, compared to $179,949 for the prior period;
•	revenues from REPREVE® Fiber products for the current period represented 35% of consolidated net sales for the current period compared to 31% for the prior period;
•	gross margin was 10.3% for the current period, compared to 9.7% for the prior period;
•	operating income was $2,906 for the current period, compared to $6,346 for the prior period; and
•	diluted EPS was $0.18 for the current period, compared to $0.20 for the prior period.

COVID-19 Pandemic in Calendar 2020

In March 2020, the World Health Organization declared the current COVID-19 outbreak a global pandemic. Efforts to contain the spread of the COVID-19 pandemic intensified during March and April 2020, especially in the U.S. Several states, including North Carolina, where UNIFI’s primary manufacturing and administrative operations are located, declared states of emergency. A number of national, state, and local governments also enacted temporary business closures, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic.

The local and global measures significantly reduced economic activity and demand, thereby reducing overall demand for UNIFI’s products. Through March 2020, the COVID-19 pandemic had no significant adverse impact on UNIFI’s business, although sales growth for our Asia Segment was temporarily slowed by the extensive government shutdown in China. Asia Segment overall performance and productivity has been least impacted by the COVID-19 pandemic, while our U.S., Brazil and El Salvador operations have been more adversely impacted by the COVID-19 pandemic.

In an effort to protect the health and safety of our employees, customers and communities, UNIFI has taken proactive, aggressive actions from the earliest signs of the outbreak in the U.S. that include social distancing and travel restriction policies for all locations, along with reducing costs in both manufacturing and selling, general and administrative expenses (“SG&A”) without impacting our ability to service customers.

Global measures taken to reduce the spread of the COVID-19 pandemic have generated a significant decline in global business activity in the immediate term that may have a lasting impact on the global economy and consumer demand. The duration of the COVID-19 pandemic and its related impact on our business is currently unknown. UNIFI anticipates that the global disruption caused by the COVID-19 pandemic has negatively impacted, and will continue to negatively impact, overall global demand and business activity, including for textiles in both the Americas and Asia.

While our operating results for the current period indicate a moderate recovery of the textile supply chain and increased activity from the considerably low levels of demand and production experienced in the June 2020 quarter, significant restoration of consumer spending and retail activity will be critical to our end-markets to enable a full and meaningful economic rebound. UNIFI anticipates a recovery in global economic activity when the COVID-19 pandemic is sufficiently contained.  The economic rebound will depend on the pace and effectiveness of the containment efforts deployed by various national, state, and local governments, along with the speed and effectiveness with which potential treatment and vaccine methods are deployed. However, the anticipated economic rebound would be jeopardized by a significant second wave of infections or shelter-in-place orders in the U.S.

Textile demand and business activity levels in the September 2020 quarter exceeded our expectations set when we began the fiscal year, but there is no certainty that such levels will continue or increase beyond September 2020. Additionally, there is no clear indication that the demand and activity levels experienced in the September 2020 quarter were the result of economic restoration, and those levels could have been favorably impacted by pent up demand. UNIFI will continue to monitor the COVID-19 pandemic, prioritizing the health and safety of our employees, while delivering on customer demand. While we expect the recovery of our business to levels achieved prior to the COVID-19 pandemic, we continue to expect a moderate to significant adverse impact on our operational and financial results through at least fiscal 2021, based on present factors and conditions.

Current Period Performance

Prior to the COVID-19 pandemic, our operations were achieving incremental sales volume growth from both (i) continued demand for sustainable products with our REPREVE® platform and (ii) U.S. market share recapture from our trade initiatives that were finalized in January 2020. Additionally, we have recently benefited from a more favorable polyester raw material cost environment.

In the current period, our Polyester and Nylon Segments were adversely impacted by the COVID-19 pandemic effects, as manufacturing activity in the U.S. has recovered less rapidly than in Asia and Brazil, while production activity in Central America has surged following the June 2020 quarter. In Asia, although productivity remains pressured by lower global demand, our Asia Segment continues to perform well with new and existing customer programs. The Brazil Segment was able to navigate its domestic recovery more favorably than competitive importers, resulting in sales volume and market share growth compared to recent quarters. Accordingly, we were able to achieve better-than-expected operating results in the current period.

While sales and gross profit pressures from the COVID-19 pandemic have weighed on our financial results, we have remained diligent in managing our operations as efficiently and effectively as possible while delivering on customer demand. Accordingly, we generated operating cash flows in the current period and continued to reduce our debt principal. Our performance in the current period further strengthened our balance sheet and solidified the foundation for further growth subsequent to the negative impacts of COVID-19 pandemic.

We believe that several facets of our business will remain drivers for growth once the COVID-19 pandemic subsides, including: (i) continued sales and portfolio growth for our Asia Segment, (ii) U.S. market share recapture from our recent trade initiatives, (iii) continued commitments in sustainability leading to further demand for our REPREVE® platform, (iv) leading-edge innovation and commercialization efforts that deliver meaningful consumer products, and (v) continued expansion of our portfolio with additional markets, applications, and brand partners.

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

Review of Results of Operations

Three Months Ended September 27, 2020 Compared to Three Months Ended September 29, 2019

Consolidated Overview

The below tables provide:

•	the components of net income and the percentage increase or decrease over the prior fiscal year amounts, and
•	a reconciliation from net income to EBITDA and Adjusted EBITDA.

Following the tables is a discussion and analysis of the significant components of net income.

Net income

	For the Three Months Ended
	September 27, 2020		September 29, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$141,505	100.0	$179,949	100.0	(21.4)
Cost of sales	126,944	89.7	162,506	90.3	(21.9)
Gross profit	14,561	10.3	17,443	9.7	(16.5)
SG&A	11,364	8.0	10,980	6.1	3.5
(Benefit) provision for bad debts	(887)	(0.6)	9	—	nm
Other operating expense, net	1,178	0.8	108	0.1	nm
Operating income	2,906	2.1	6,346	3.5	(54.2)
Interest expense, net	746	0.5	1,047	0.6	(28.7)
Equity in (earnings) loss of unconsolidated affiliates	(93)	—	866	0.4	(110.7)
Income before income taxes	2,253	1.6	4,433	2.5	(49.2)
(Benefit) provision for income taxes	(1,179)	(0.8)	721	0.4	nm
Net income	$3,432	2.4	$3,712	2.1	(7.5)

nm – Not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net income to EBITDA and Adjusted EBITDA were as follows:

	For the Three Months Ended
	September 27, 2020	September 29, 2019
Net income	$3,432	$3,712
Interest expense, net	746	1,047
(Benefit) provision for income taxes	(1,179)	721
Depreciation and amortization expense (1)	6,052	5,622
EBITDA	9,051	11,102

Equity in loss of PAL	—	1,175
EBITDA excluding PAL	9,051	12,277

Other adjustments (2)	—	—
Adjusted EBITDA	$9,051	$12,277

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

Net Sales

Consolidated net sales decreased $38,444, or 21.4%, for the current period in comparison to the prior period primarily attributable to (i) the COVID-19 pandemic, (ii) lower nylon sales volumes, (iii) lower average selling prices, and (iv) unfavorable foreign currency translation.

Consolidated sales volumes decreased 9.0%, primarily attributable to (i) the adverse impact of the COVID-19 pandemic on U.S. product demand and (ii) lower sales in the Nylon Segment. However, the overall volume decrease was partially offset by the Brazil Segment, which was agile and responsive to COVID-19 pandemic-related demand fluctuations in the current period generating volume growth by capturing market share from competitors.

For the current period, we believe our sales performance in our primary end markets was lower than pre-COVID-19 pandemic levels by approximately 15% to 25%, indicating some recovery in our major end markets and consistent with the sequential monthly sales increases we have experienced since April 2020.

Once the COVID-19 pandemic subsides, we believe incremental revenue for the Polyester Segment will be generated from our trade petitions completed earlier this calendar year relating to polyester textured yarn. However, our Nylon Segment results reflect (i) a customer shifting certain programs to overseas garment production during fiscal 2020 and (ii) the current global trend of declining demand for nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices decreased 12.4%, primarily attributable to (i) a decline in higher-priced nylon product sales, (ii) sales price declines associated with polyester raw material cost changes, and (iii) unfavorable foreign currency translation.

REPREVE® Fiber products for the current period comprised 35% of consolidated net sales, up from 31% for the prior period and fiscal 2020.

Gross Profit

Gross profit for the current period decreased by $2,882, or 16.5%, as compared to the prior period. The COVID-19 pandemic adversely impacted sales and production volumes in our Polyester and Nylon Segments, driving lower profitability in the U.S., while our foreign operations were favorably impacted by quicker-than-expected economic recovery in Asia and Brazil.

•	For the Polyester Segment, gross profit benefited from a stable conversion margin, but was adversely impacted by lower fixed cost absorption due to lower demand.
•

For the Asia Segment, gross profit increased from the prior year, as lower demand levels driven by the COVID-19 pandemic were more than offset by supply chain efficiencies driving lower costs for certain products and sales mix improvements.

•	For the Brazil Segment, gross profit increased from the prior year, as unfavorable foreign currency translation impacts were more than offset by 26% higher sales volumes due to market share capture.
•	For the Nylon Segment, gross profit decreased primarily due to lower sales volumes.

SG&A

SG&A increased from the prior period, primarily due to higher accrued incentive compensation, partially offset by lower professional fees and travel and entertainment expenses in the current period.

(Benefit) Provision for Bad Debts

The current period benefit for bad debts reflects general improvement in customer payment frequency following the adverse effects of the COVID-19 pandemic on customer health.

Other Operating Expense, Net

The current period and the prior period both reflect severance charges, along with foreign currency transaction losses of $281 in the current period and foreign currency transaction gains of $456 in the prior period.

Interest Expense, Net

Interest expense, net decreased from the prior period to the current period, primarily attributable to a lower average debt principal and lower variable interest rates in the current period. The components of consolidated interest expense, net were as follows:

	For the Three Months Ended
	September 27, 2020	September 29, 2019
Interest and fees on the ABL Facility	$754	$1,112
Other interest	102	113
Subtotal of interest on debt obligations	856	1,225
Other components of interest expense	15	32
Total interest expense	871	1,257
Interest income	(125)	(210)
Interest expense, net	$746	$1,047

Equity in (Earnings) Loss of Unconsolidated Affiliates

The components of equity in (earnings) loss of unconsolidated affiliates were as follows:

	For the Three Months Ended
	September 27, 2020	September 29, 2019
Loss from PAL	$—	$1,175
Earnings from nylon joint ventures	(93)	(309)
Total equity in (earnings) loss of unconsolidated affiliates	$(93)	$866

As a percentage of consolidated income before income taxes	4.1%	(19.5)%

On April 29, 2020, UNIFI sold its 34% non-controlling partnership interest in PAL. The comparative decrease in loss from PAL reflects a loss recorded in the prior period with no results recorded in the current period. The comparative decrease in earnings from nylon joint ventures primarily reflects lower utilization in connection with lower sales volumes for the Nylon Segment.

Income Taxes

(Benefit) provision for income taxes and the effective tax rate were as follows:

	For the Three Months Ended
	September 27, 2020	September 29, 2019
(Benefit) provision for income taxes	$(1,179)	$721
Effective tax rate	(52.3)%	16.3%

The effective tax rate is subject to variation due to numerous factors, including variability in the amount of income before income taxes, the mix of income by jurisdiction, changes in deferred tax valuation allowances and changes in statutes, regulations and case law.  Additionally, the impacts of discrete and other rate impacting items are greater when income before income taxes is lower.

The decrease in the effective tax rate from the prior period to the current period is primarily attributable to a discrete benefit in the current period for the retroactive GILTI high-tax exclusion for prior periods. This decrease was partially offset by (i) an expense recorded in the current period to increase the valuation allowance for deferred tax assets and (ii) a higher rate impact of U.S. tax on GILTI in the current period compared to the prior period.

Net Income

Net income for the current period was $3,432, or $0.18 per share, compared to net income of $3,712 or $0.20 per share, for the prior period.  Current period net income was unfavorably impacted by (i) lower U.S. gross profit in connection with lower product demand and (ii) unfavorable foreign currency impacts, partially offset by (a) the discrete tax benefit described above and (b) a loss from PAL in the prior period.

Adjusted EBITDA (Non-GAAP Financial Measure)

Adjusted EBITDA declined from the prior period to the current period, primarily attributable to lower U.S. gross profit in connection with lower product demand amid the COVID-19 pandemic.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current period.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Polyester Segment, were as follows:

	For the Three Months Ended
	September 27, 2020		September 29, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$69,076	100.0	$88,695	100.0	(22.1)
Cost of sales	64,444	93.3	80,900	91.2	(20.3)
Gross profit	4,632	6.7	7,795	8.8	(40.6)
Depreciation expense	4,403	6.4	4,041	4.5	9.0
Segment Profit	$9,035	13.1	$11,836	13.3	(23.7)

Segment net sales as a percentage of consolidated amounts	48.8%		49.3%
Segment Profit as a percentage of consolidated amounts	45.2%		52.9%

The change in net sales for the Polyester Segment was as follows:

Net sales for the prior period	$88,695
Decrease in sales volumes	(11,311)
Net change in average selling price and sales mix	(8,308)
Net sales for the current period	$69,076

The decrease in net sales for the Polyester Segment from the prior period to the current period was primarily attributable to (i) the adverse impact of COVID-19 pandemic on market demand, (ii) lower average selling prices associated with lower polyester raw material costs, and (iii) a higher proportion of Flake sales, which carry lower sales prices than other products.

The change in Segment Profit for the Polyester Segment was as follows:

Segment Profit for the prior period	$11,836
Decrease in sales volumes	(1,509)
Net decrease in underlying margins	(1,292)
Segment Profit for the current period	$9,035

The decrease in Segment Profit for the Polyester Segment from the prior period to the current period was primarily attributable to the impact of the COVID-19 pandemic on cost absorption and facility utilization in connection with lower sales volumes.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Asia Segment, were as follows:

	For the Three Months Ended
	September 27, 2020		September 29, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$37,723	100.0	$45,957	100.0	(17.9)
Cost of sales	33,145	87.9	41,675	90.7	(20.5)
Gross profit	4,578	12.1	4,282	9.3	6.9
Depreciation expense	—	—	—	—	—
Segment Profit	$4,578	12.1	$4,282	9.3	6.9

Segment net sales as a percentage of consolidated amounts	26.7%		25.5%
Segment Profit as a percentage of consolidated amounts	22.9%		19.1%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior period	$45,957
Decrease in sales volumes of Chip and staple fiber	(7,203)
Change in average selling price and sales mix	(2,803)
Net increase in sales volumes of certain other products	1,093
Favorable foreign currency translation effects	679
Net sales for the current period	$37,723

The decrease in net sales for the Asia Segment from the prior period to the current period was primarily attributable to overall lower sales volumes driven by the adverse impacts of the COVID-19 pandemic, partially offset by the continued momentum of REPREVE®-branded products.

The RMB weighted average exchange rate was 6.91 RMB/USD and 7.02 RMB/USD for the current period and the prior period, respectively.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior period	$4,282
Change in underlying margins and sales mix	666
Favorable foreign currency translation effects	64
Decrease in sales volumes	(434)
Segment Profit for the current period	$4,578

The increase in Segment Profit for the Asia Segment from the prior period to the current period was primarily attributable to raw material cost benefits achieved on certain product lines and sales mix improvements, partially offset by the decrease in sales volumes described in the net sales analysis above.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Brazil Segment, were as follows:

	For the Three Months Ended
	September 27, 2020		September 29, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$22,606	100.0	$24,172	100.0	(6.5)
Cost of sales	17,993	79.6	20,013	82.8	(10.1)
Gross profit	4,613	20.4	4,159	17.2	10.9
Depreciation expense	430	1.9	375	1.6	14.7
Segment Profit	$5,043	22.3	$4,534	18.8	11.2

Segment net sales as a percentage of consolidated amounts	16.0%		13.4%
Segment Profit as a percentage of consolidated amounts	25.2%		20.3%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior period	$24,172
Unfavorable foreign currency translation effects	(6,290)
Increase in sales volumes	4,724
Net sales for the current period	$22,606

The decrease in net sales for the Brazil Segment from the prior period to the current period was primarily attributable to unfavorable foreign currency translation effects, partially offset by an improvement in sales volumes due to the Brazil Segment’s agility and responsiveness to COVID-19 pandemic-related demand fluctuations in the current period.

The BRL weighted average exchange rate was 5.39 BRL/USD and 3.98 BRL/USD for the current period and the prior period, respectively.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior period	$4,534
Increase in sales volumes	866
Increase in underlying margins	816
Unfavorable foreign currency translation effects	(1,173)
Segment Profit for the current period	$5,043

The increase in Segment Profit for the Brazil Segment from the prior period to the current period was primarily attributable to the increase in sales volumes and lower raw material costs described above, which improved margins by maximizing facility utilization, partially offset by unfavorable foreign currency translation effects as the BRL weakened against the USD during the current period.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Nylon Segment, were as follows:

	For the Three Months Ended
	September 27, 2020		September 29, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$11,029	100.0	$20,202	100.0	(45.4)
Cost of sales	10,364	94.0	19,024	94.2	(45.5)
Gross profit	665	6.0	1,178	5.8	(43.5)
Depreciation expense	442	4.0	491	2.5	(10.0)
Segment Profit	$1,107	10.0	$1,669	8.3	(33.7)

Segment net sales as a percentage of consolidated amounts	7.8%		11.2%
Segment Profit as a percentage of consolidated amounts	5.5%		7.5%

The change in net sales for the Nylon Segment was as follows:

Net sales for the prior period	$20,202
Decrease in sales volumes	(8,090)
Net change in average selling price and sales mix	(1,083)
Net sales for the current period	$11,029

The decrease in net sales for the Nylon Segment from the prior period to the current period was primarily attributable to (i) demand declines in connection with the COVID-19 pandemic and (ii) a customer shifting certain programs to overseas garment production subsequent to the prior period.

The change in Segment Profit for the Nylon Segment was as follows:

Segment Profit for the prior period	$1,669
Decrease in sales volumes	(669)
Net increase in underlying margins	107
Segment Profit for the current period	$1,107

The decrease in Segment Profit for the Nylon Segment from the prior period to the current period was primarily attributable to lower sales, as described in the net sales analysis above.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service and share repurchases.  UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver of its credit facility.  For the current period, cash generated from operations was $7,922, and, at September 27, 2020, excess availability under the ABL Revolver was $57,626.

As of September 27, 2020, all of UNIFI’s $95,436 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while 38% of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed. The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital and total debt obligations as of September 27, 2020 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$48,172	$29,923	$78,095
Borrowings available under financing arrangements	57,626	—	57,626
Liquidity	$105,798	$29,923	$135,721

Working capital	$105,831	$97,118	$202,949
Total debt obligations	$95,436	$—	$95,436

COVID-19 Pandemic Liquidity Considerations

Because global economic activity slowed within a short period of time, the COVID-19 pandemic introduced liquidity risk that was not present prior to calendar 2020. UNIFI believes that aggressive and prudent actions are necessary to preserve liquidity in the current economic environment, which is pressured by significant global demand declines that began in March 2020 and are expected to continue for the remainder of calendar 2020 and potentially beyond. Accordingly, to minimize further disruption to operations, UNIFI has prioritized health and safety measures that include restricting travel and group meetings, enforcing social distancing and healthy habits, increased sanitation and disinfection and increased wellness monitoring. Additionally, the following aid in reducing risk and ensuring adequate cash is available to fund ongoing operations and obligations:

•	Participating in the supply chain for personal protective equipment necessary for our first responders, healthcare personnel, and military.
•	Capitalizing on raw material pricing, which remains at low levels and aids short-term working capital and liquidity.
•	Lowering discretionary expenses that focus on long-term returns, such as marketing, event and other commercial expenses.
•	Maintaining significant cash reserves from the proceeds from the PAL Investment sale in April 2020.

While we currently expect these measures to provide adequate liquidity under the currently anticipated pressures of the COVID-19 pandemic, should global demand and economic activity remain subdued beyond the short-term, UNIFI maintains the ability to (i) pursue aid and lending programs from governmental entities, (ii) seek additional credit or financing arrangements or extensions, and (iii) implement further cost reduction initiatives to preserve cash and secure the longevity of the business and operations.

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

Lastly, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) allowed UNIFI to defer certain employer payroll tax payments to future periods, generate a net operating loss carryback, and attain certain employee retention credits, all of which are not material to our short- and long-term liquidity position. We have not applied for or obtained any other material federal or state assistance.

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	September 27, 2020	September 27, 2020	June 28, 2020
ABL Revolver	December 2023	0.0%	$—	$—
ABL Term Loan (1)	December 2023	3.2%	85,000	87,500
Finance lease obligations	(2)	3.6%	10,436	11,381
Total debt			95,436	98,881
Current ABL Term Loan			(10,000)	(10,000)
Current portion of finance lease obligations			(3,506)	(3,563)
Unamortized debt issuance costs			(651)	(711)
Total long-term debt			$81,279	$84,607

(1)     Includes the effects of interest rate swaps.

(2)     Scheduled maturity dates for finance lease obligations range from May 2022 to November 2027.

As of September 27, 2020:

•	UNIFI was in compliance with all financial covenants in the Credit Agreement,
•	excess availability under the ABL Revolver was $57,626,
•	the Trigger Level (as defined in the Credit Agreement) was $23,125, and
•	$0 of standby letters of credit were outstanding.

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2021, the following four fiscal years and thereafter:

	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter
ABL Revolver	$—	$—	$—	$—	$—	$—
ABL Term Loan	7,500	10,000	10,000	57,500	—	—
Finance lease obligations	2,617	3,388	1,094	1,132	1,028	1,177
Total	$10,117	$13,388	$11,094	$58,632	$1,028	$1,177

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	September 27, 2020	June 28, 2020
Long-term debt	$81,279	$84,607
Current portion of long-term debt	13,506	13,563
Unamortized debt issuance costs	651	711
Debt principal	95,436	98,881
Less: cash and cash equivalents	78,095	75,267
Net Debt	$17,341	$23,614

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measures)

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	September 27, 2020	June 28, 2020
Cash and cash equivalents	$78,095	$75,267
Receivables, net	77,228	53,726
Inventories	104,780	109,704
Income taxes receivable	7,387	4,033
Other current assets	9,760	11,763
Accounts payable	(38,468)	(25,610)
Accrued expenses	(16,618)	(13,689)
Other current liabilities	(19,215)	(15,695)
Working capital	$202,949	$199,499

Less: Cash and cash equivalents	(78,095)	(75,267)
Less: Income taxes receivable	(7,387)	(4,033)
Less: Other current liabilities	19,215	15,695
Adjusted Working Capital	$136,682	$135,894

Working capital increased from $199,499 as of June 28, 2020 to $202,949 as of September 27, 2020, while Adjusted Working Capital increased from $135,894 to $136,682.

The increase in cash and cash equivalents was driven by the operating cash flows generated by our global operations. The increase in receivables, net was primarily attributable to increased sales in the current period following low sales activity in the June 2020 quarter due to significantly suppressed demand levels caused by the COVID-19 pandemic. The decrease in inventories was primarily attributable to targeted inventory reduction and efficiency initiatives, driving lower units on hand. The decrease in other current assets was primarily due to the amount and timing of contract assets revenue recognition. The increase in accounts payable was consistent with the increase in sales and production activity. The increase in accrued expenses was primarily attributable to an increase in deferred revenue for increased sales activity in the Asia Segment and higher incentive compensation accruals in the current period.

Capital Projects

During the current period, UNIFI invested $1,864 in capital projects, primarily relating to (i) further improvements in production capabilities and technology enhancements in the Americas and (ii) routine annual maintenance capital expenditures.  Maintenance capital expenditures are necessary to support UNIFI’s current operations, capacities and capabilities and exclude expenses relating to repairs and costs that do not extend an asset’s useful life.

For the remainder of fiscal 2021, we expect to invest approximately $23,000 in capital projects for an aggregate annual estimate of approximately $25,000, to include (i) making further improvements in production capabilities and technology enhancements in the Americas, (ii) continuing the purchase and installation of new eAFK Evo texturing machines, and (iii) annual maintenance capital expenditures.

The total amount ultimately invested for fiscal 2021 could be more or less than the currently estimated amount depending on the timing and scale of contemplated initiatives and is expected to be funded primarily by existing cash and cash equivalents.  UNIFI expects recent and future capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

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

As of September 27, 2020, UNIFI repurchased a total of 84 shares, at an average price of $23.72 (for a total of $1,994 inclusive of commission costs) pursuant to the 2018 SRP.  $48,008 remains available under the 2018 SRP as of September 27, 2020.

Liquidity Summary

UNIFI has met its historical liquidity requirements for working capital, capital expenditures, debt service requirements and other operating needs from its cash flows from operations and available borrowings.  UNIFI believes that its existing cash balances, cash provided by operating activities and borrowings available under the ABL Revolver will enable UNIFI to comply with the terms of its indebtedness and meet its foreseeable liquidity requirements.  Domestically, UNIFI’s cash balances, cash provided by operating activities and borrowings available under the ABL Revolver continue to be sufficient to fund UNIFI’s domestic operating activities as well as cash commitments for its investing and financing activities.  For its foreign operations, UNIFI expects its existing cash balances and cash provided by operating activities will provide the needed liquidity to fund its foreign operating activities and any foreign investing activities, such as future capital expenditures. However, expansion of our foreign operations may require cash sourced from our domestic subsidiaries.

Operating Cash Flows

The significant components of net cash provided by operating activities are summarized below.

	For the Three Months Ended
	September 27, 2020	September 29, 2019
Net income	$3,432	$3,712
Equity in (earnings) loss of unconsolidated affiliates	(93)	866
Depreciation and amortization expense	6,112	5,685
Non-cash compensation expense	509	187
Deferred income taxes	(2,072)	(760)
Subtotal	7,888	9,690

Distributions received from unconsolidated affiliates	—	10,437
Other changes	34	3,695
Net cash provided by operating activities	$7,922	$23,822

The decrease in net cash provided by operating activities from the prior period was primarily due to (i) $10,437 of distributions received from PAL in September 2019 and (ii) cash generated from working capital in the prior period.

Investing Cash Flows

Investing activities include $1,864 for capital expenditures, which primarily relate to ongoing maintenance capital expenditures along with production capabilities and technology enhancements in the Americas.

Financing Cash Flows

Financing activities include payments against the ABL Term Loan and finance leases during fiscal 2021.

Contractual Obligations

UNIFI has incurred various financial obligations and commitments in its normal course of business.  Financial obligations are considered to represent known future cash payments that UNIFI is required to make under existing contractual arrangements, such as debt and lease agreements.

There have been no material changes in the scheduled maturities of UNIFI’s contractual obligations as disclosed in the table under the heading “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2020 Form 10-K.

Off-Balance Sheet Arrangements

UNIFI is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on UNIFI’s financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The SEC has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimate from quarter to quarter could materially impact the presentation of the financial statements.  UNIFI’s critical accounting policies are discussed in the 2020 Form 10-K.  There were no material changes to these policies during the current period.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities.  As of September 27, 2020, UNIFI had borrowings under its ABL Revolver and ABL Term Loan that totaled $85,000 and contain variable rates of interest; however, UNIFI hedges a significant portion of such interest rate variability using interest rate swaps.  After considering the variable rate debt obligations that have been hedged and UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point increase in LIBOR as of September 27, 2020 would result in an increase in annual interest expense of less than $100.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies.  Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange rate risk.  UNIFI may enter into foreign currency forward contracts to hedge this exposure.  UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of September 27, 2020, UNIFI had no outstanding foreign currency forward contracts.

A significant portion of raw materials purchased by UNIFI’s Brazilian subsidiary are denominated in USDs, requiring UNIFI to regularly exchange BRL. A significant portion of sales and asset balances for our Asian subsidiaries are denominated in USDs. During recent fiscal years, UNIFI was negatively impacted by a devaluation of the BRL.  Also, the RMB experienced fluctuations in value at times during fiscal 2021, 2020 and 2019, which generated foreign currency translation losses in certain fiscal quarters. Discussion and analysis surrounding the impact of the devaluation of the BRL and fluctuations in the value of the RMB on UNIFI’s results of operations are included above in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of September 27, 2020, UNIFI’s subsidiaries outside the U.S., whose functional currency is other than the USD, held approximately 20.6% of UNIFI’s consolidated total assets. UNIFI does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of September 27, 2020, $22,204, or 28.4%, of UNIFI’s cash and cash equivalents were held outside the U.S., of which $6,423 was held in USDs, $6,194 was held in RMB and $9,305 was held in BRL. Approximately $7,500 of USD were held inside the U.S. by a foreign subsidiary.

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

During fiscal 2020 and the first three months of fiscal 2021, UNIFI has experienced a predominantly favorable, declining raw material cost environment. However, our raw material costs remain subject to the volatility described above and, should raw material costs increase unexpectedly, UNIFI’s results of operations and cash flows are likely to be adversely impacted.

Other Risks

UNIFI is also exposed to political risk, including changing laws and regulations governing international trade, such as quotas, tariffs and tax laws.  The degree of impact and the frequency of these events cannot be predicted.

Item 4.	Controls and Procedures

As of September 27, 2020, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended September 27, 2020 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Unifi, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

3.2	Amended and Restated By-laws of Unifi, Inc., as of October 26, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed October 31, 2016 (File No. 001-10542)).

3.3

Declaration of Amendment to the Amended and Restated By-laws of Unifi, Inc. effective April 30, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed May 1, 2019 (File No. 001-10542)).

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: November 4, 2020	By:	/s/ CRAIG A. CREATURO
Craig A. Creaturo
Executive Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)