Form 10-Q
period 2020-12-27
UNIFI INC
filed 2021-02-03
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2020

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

As of January 28, 2021, there were 18,480,750 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 27, 2020

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	December 27, 2020	June 28, 2020
ASSETS
Cash and cash equivalents	$83,321	$75,267
Receivables, net	83,124	53,726
Inventories	111,489	109,704
Income taxes receivable	9,283	4,033
Other current assets	10,282	11,763
Total current assets	297,499	254,493
Property, plant and equipment, net	199,884	204,246
Operating lease assets	8,082	8,940
Deferred income taxes	2,425	2,352
Other non-current assets	5,108	4,131
Total assets	$512,998	$474,162

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$38,786	$25,610
Accrued expenses	20,331	13,689
Income taxes payable	6,467	349
Current operating lease liabilities	1,685	1,783
Current portion of long-term debt	13,683	13,563
Total current liabilities	80,952	54,994
Long-term debt	78,621	84,607
Non-current operating lease liabilities	6,538	7,251
Other long-term liabilities	11,010	8,606
Deferred income taxes	1,004	2,549
Total liabilities	178,125	158,007

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,480,750 and 18,446,436 shares issued and outstanding as of December 27, 2020 and June 28, 2020, respectively)	1,848	1,845
Capital in excess of par value	63,972	62,392
Retained earnings	326,620	315,724
Accumulated other comprehensive loss	(57,567)	(63,806)
Total shareholders’ equity	334,873	316,155
Total liabilities and shareholders’ equity	$512,998	$474,162

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Net sales	$162,776	$169,511	$304,281	$349,460
Cost of sales	136,842	153,846	263,786	316,352
Gross profit	25,934	15,665	40,495	33,108
Selling, general and administrative expenses	12,625	12,508	23,989	23,488
Benefit for bad debts	(259)	(258)	(1,146)	(249)
Other operating expense, net	476	854	1,654	962
Operating income	13,092	2,561	15,998	8,907
Interest income	(187)	(212)	(312)	(422)
Interest expense	833	1,101	1,704	2,358
Equity in (earnings) loss of unconsolidated affiliates	(130)	756	(223)	1,622
Income before income taxes	12,576	916	14,829	5,349
Provision for income taxes	5,112	507	3,933	1,228
Net income	$7,464	$409	$10,896	$4,121

Net income per common share:
Basic	$0.40	$0.02	$0.59	$0.22
Diluted	$0.40	$0.02	$0.58	$0.22

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Net income	$7,464	$409	$10,896	$4,121
Other comprehensive income (loss):
Foreign currency translation adjustments	5,912	3,248	5,730	(3,080)
Changes in interest rate swaps, net of tax of $78, $0, $156 and $0, respectively	255	289	509	(39)
Other comprehensive income (loss), net	6,167	3,537	6,239	(3,119)
Comprehensive income	$13,631	$3,946	$17,135	$1,002

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 27, 2020	18,447	$1,845	$62,810	$319,156	$(63,734)	$320,077
Options exercised	1	—	—	—	—	—
Conversion of restricted stock units	36	4	(4)	—	—	—
Stock-based compensation	—	—	1,223	—	—	1,223
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(3)	(1)	(57)	—	—	(58)
Other comprehensive income, net of tax	—	—	—	—	6,167	6,167
Net income	—	—	—	7,464	—	7,464
Balance at December 27, 2020	18,481	$1,848	$63,972	$326,620	$(57,567)	$334,873

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 28, 2020	18,446	$1,845	$62,392	$315,724	$(63,806)	$316,155
Options exercised	1	—	—	—	—	—
Conversion of restricted stock units	38	4	(4)	—	—	—
Stock-based compensation	—	—	1,648	—	—	1,648
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(4)	(1)	(64)	—	—	(65)
Other comprehensive income, net of tax	—	—	—	—	6,239	6,239
Net income	—	—	—	10,896	—	10,896
Balance at December 27, 2020	18,481	$1,848	$63,972	$326,620	$(57,567)	$334,873

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 29, 2019	18,490	$1,849	$59,663	$378,380	$(49,885)	$390,007
Options exercised	—	—	—	—	—	—
Conversion of restricted stock units	16	2	(2)	—	—	—
Stock-based compensation	4	1	1,581	—	—	1,582
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(5)	(1)	(55)	—	—	(56)
Other comprehensive income, net of tax	—	—	—	—	3,537	3,537
Net income	—	—	—	409	—	409
Balance at December 29, 2019	18,505	$1,851	$61,187	$378,789	$(46,348)	$395,479

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2019	18,462	$1,846	$59,560	$374,668	$(43,229)	$392,845
Options exercised	10	1	28	—	—	29
Conversion of restricted stock units	34	4	(4)	—	—	—
Stock-based compensation	4	1	1,702	—	—	1,703
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(5)	(1)	(99)	—	—	(100)
Other comprehensive loss, net of tax	—	—	—	—	(3,119)	(3,119)
Net income	—	—	—	4,121	—	4,121
Balance at December 29, 2019	18,505	$1,851	$61,187	$378,789	$(46,348)	$395,479

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	December 27, 2020	December 29, 2019
Cash and cash equivalents at beginning of period	$75,267	$22,228
Operating activities:
Net income	10,896	4,121
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) loss of unconsolidated affiliates	(223)	1,622
Distributions received from unconsolidated affiliates	—	10,437
Depreciation and amortization expense	12,187	11,610
Non-cash compensation expense	1,816	1,837
Deferred income taxes	(1,700)	(878)
Other, net	(25)	(64)
Changes in assets and liabilities:
Receivables, net	(28,558)	9,873
Inventories	311	(1,330)
Other current assets	1,862	(2,159)
Income taxes	890	(249)
Accounts payable and accrued expenses	18,830	(6,298)
Other, net	3,440	113
Net cash provided by operating activities	19,726	28,635

Investing activities:
Capital expenditures	(6,035)	(8,335)
Purchase of intangible asset	(1,088)	—
Other, net	163	60
Net cash used by investing activities	(6,960)	(8,275)

Financing activities:
Proceeds from ABL Revolver	—	41,100
Payments on ABL Revolver	—	(38,000)
Payments on ABL Term Loan	(5,000)	(5,000)
Payments on finance lease obligations	(1,725)	(3,085)
Other, net	(64)	(70)
Net cash used by financing activities	(6,789)	(5,055)

Effect of exchange rate changes on cash and cash equivalents	2,077	(323)
Net increase in cash and cash equivalents	8,054	14,982
Cash and cash equivalents at end of period	$83,321	$37,210

See accompanying notes to condensed consolidated financial statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Background

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “UNIFI,” the “Company,” “we,” “us” or “our”), is a multinational company that manufactures and sells innovative recycled and synthetic products, made from polyester and nylon, primarily to other yarn manufacturers and knitters and weavers (UNIFI’s direct customers) that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets (UNIFI’s indirect customers).  We refer to these indirect customers as “brand partners.” Polyester products include partially oriented yarn (“POY”), textured, solution and package dyed, twisted, beamed and draw wound yarns, and each is available in virgin or recycled varieties. Recycled solutions, made from both pre-consumer and post-consumer waste, include plastic bottle flake (“Flake”), polyester polymer beads (“Chip”) and staple fiber.  Nylon products include virgin or recycled textured, solution dyed and spandex covered yarns.

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

The fiscal quarter for each of Unifi, Inc., its primary domestic operating subsidiaries and its subsidiary in El Salvador ended on December 27, 2020. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal quarter ended on December 31, 2020. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ subsequent fiscal quarter end. The three-month periods ended December 27, 2020 and December 29, 2019 both consisted of 13 weeks. The six-month periods ended December 27, 2020 and December 29, 2019 both consisted of 26 weeks.

3.  Recent Accounting Pronouncements

Recently Adopted

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses, with an effective date consistent with UNIFI’s fiscal 2021. The new guidance requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected and eliminates the probable initial recognition threshold to instead reflect an entity’s current estimate of all expected credit losses. UNIFI adopted the ASU in fiscal 2021 using the modified retrospective approach and the adoption did not have a material impact to UNIFI’s financial position or results of operations.

Based on UNIFI’s review of ASUs issued since the filing of the 2020 Form 10-K, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on UNIFI’s consolidated financial statements.

4.  Revenue Recognition

The following tables present disaggregated revenues for UNIFI:

	For the Three Months Ended		For the Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Third-party manufacturer	$160,146	$167,537	$298,987	$345,557
Service	2,630	1,974	5,294	3,903
Net sales	$162,776	$169,511	$304,281	$349,460

	For the Three Months Ended		For the Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
REPREVE® Fiber	$60,660	$56,893	$110,518	$113,378
Non-REPREVE® Fiber	102,116	112,618	193,763	236,082
Total	$162,776	$169,511	$304,281	$349,460

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

5.  Receivables, Net

Receivables, net consists of the following:

	December 27, 2020	June 28, 2020
Customer receivables	$69,796	$53,307
Allowance for uncollectible accounts	(2,675)	(3,796)
Reserves for quality claims	(822)	(928)
Net customer receivables	66,299	48,583
Other receivables	16,825	5,143
Total receivables, net	$83,124	$53,726

Other receivables includes $14,532 of banker’s acceptance notes (“BANs”) as of December 27, 2020 in connection with the settlement of customer receivables generated from trade activity in the Asia Segment. The BANs are redeemable upon maturity from the drawing financial institutions, or earlier at a discount. BANs of $1,596 previously reflected in customer receivables as of June 28, 2020 have been reclassified to other receivables to conform to the current presentation.

6.  Inventories

Inventories consists of the following:

	December 27, 2020	June 28, 2020
Raw materials	$42,636	$42,758
Supplies	9,561	9,294
Work in process	6,432	6,267
Finished goods	57,061	55,609
Gross inventories	115,690	113,928
Net realizable value adjustment	(4,201)	(4,224)
Total inventories	$111,489	$109,704

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.  Other Current Assets

Other current assets consists of the following:

	December 27, 2020	June 28, 2020
Vendor deposits	$4,947	$2,349
Prepaid expenses	2,392	1,857
Value-added taxes receivable	2,044	2,604
Contract assets	899	4,953
Total other current assets	$10,282	$11,763

8.  Property, Plant and Equipment, Net

Property, plant and equipment (“PP&E”), net consists of the following:

	December 27, 2020	June 28, 2020
Land	$3,176	$3,154
Land improvements	16,371	16,344
Buildings and improvements	159,458	158,025
Assets under finance leases	22,000	29,857
Machinery and equipment	611,024	602,867
Computers, software and office equipment	23,216	22,677
Transportation equipment	10,447	7,806
Construction in progress	8,216	7,582
Gross PP&E	853,908	848,312
Less: accumulated depreciation	(649,064)	(636,221)
Less: accumulated amortization – finance leases	(4,960)	(7,845)
Total PP&E, net	$199,884	$204,246

9.  Accrued Expenses

Accrued expenses consists of the following:

	December 27, 2020	June 28, 2020
Payroll and fringe benefits	$6,157	$7,259
Incentive compensation	6,125	777
Deferred revenue	3,413	1,279
Severance	879	1,083
Other	3,757	3,291
Total accrued expenses	$20,331	$13,689

10.  Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	December 27, 2020	December 27, 2020	June 28, 2020
ABL Revolver	December 2023	0.0%	$—	$—
ABL Term Loan (1)	December 2023	3.3%	82,500	87,500
Finance lease obligations	(2)	3.6%	10,396	11,381
Total debt			92,896	98,881
Current ABL Term Loan			(10,000)	(10,000)
Current portion of finance lease obligations			(3,683)	(3,563)
Unamortized debt issuance costs			(592)	(711)
Total long-term debt			$78,621	$84,607

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for finance lease obligations range from May 2022 to November 2027.

On December 18, 2018, Unifi, Inc. and certain of its subsidiaries entered into a Third Amendment to Amended and Restated Credit Agreement and Second Amendment to Amended and Restated Guaranty and Security Agreement (the “2018 Amendment”).  The 2018 Amendment amended the

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

ABL Facility borrowings bear interest at LIBOR plus an applicable margin of 1.25% to 1.75%, or the Base Rate (as defined in the Credit Agreement) plus an applicable margin of 0.25% to 0.75%, with interest currently being paid on a monthly basis. As of December 27, 2020 and June 28, 2020, ABL Facility borrowings carried interest at LIBOR plus 1.50%.

UNIFI currently maintains three interest rate swaps that fix LIBOR at approximately 1.9% on $75,000 of variable-rate debt. Such swaps are scheduled to terminate in May 2022.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2021, the following four fiscal years and thereafter:

	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter
ABL Revolver	$—	$—	$—	$—	$—	$—
ABL Term Loan	5,000	10,000	10,000	57,500	—	—
Finance lease obligations	1,921	3,545	1,257	1,301	1,195	1,177
Total	$6,921	$13,545	$11,257	$58,801	$1,195	$1,177

11.  Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	December 27, 2020	June 28, 2020
Supplemental post-employment plan	$3,022	$3,019
Uncertain tax positions	2,778	1,112
Interest rate swaps	1,886	2,551
Other	3,324	1,924
Total other long-term liabilities	$11,010	$8,606

12.  Income Taxes

The provision for income taxes and effective tax rate were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Provision for income taxes	$5,112	$507	$3,933	$1,228
Effective tax rate	40.6%	55.3%	26.5%	23.0%

U.S. Tax Law Change

On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to global intangible low-tax income (“GILTI”) that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available for tax years beginning after December 31, 2017. The three-month and six-month periods ended December 27, 2020 include discrete tax benefits of $359 and $5,148, respectively, related to the retroactive election.

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

As a result of the newly enacted GILTI regulations, and their impact on prior tax periods, UNIFI does not expect to realize the full benefit of its U.S. federal net operating loss and research credit carryforwards. The three-month and six-month periods ended December 27, 2020 include discrete tax expense of $26 and $2,153, respectively, related to the change in valuation allowance.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Income Tax Expense

UNIFI’s provision for income taxes for the six months ended December 27, 2020 and December 29, 2019 was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to year-to-date income from ordinary activity.  Tax effects of significant and unusual, or infrequently occurring, items are excluded from the estimated annual effective tax rate calculation and recognized discretely in the interim period in which they occur.

The effective tax rate for the three months ended December 27, 2020 was higher than the U.S. federal statutory rate primarily due to current U.S. tax on GILTI. The effective tax rate for the six months ended December 27, 2020 was higher than the U.S. federal statutory rate primarily due to current U.S. tax on GILTI, the change in valuation allowance for deferred tax assets, and earnings taxed at higher rates in foreign jurisdictions. These rate impacts were partially offset by the retroactive GILTI high-tax exclusion for prior periods.

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

Unrecognized Tax Benefits

The amount of unrecognized tax benefits for uncertain tax positions as of December 27, 2020 and June 28, 2020 was $2,855 and $1,218, respectively. Unrecognized benefits would generate a favorable impact of $1,893 on UNIFI’s effective tax rate when recognized. UNIFI does not expect material changes in unrecognized tax benefits within the next 12 months.

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

The following table summarizes UNIFI’s repurchases and retirements of its common stock under the 2018 SRP for the fiscal periods noted:

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal 2019	—	$—
Fiscal 2020	84	$23.72
Fiscal 2021 (through December 27, 2020)	—	$—
Total	84	$23.72	$48,008

Repurchased shares are retired and have the status of authorized and unissued shares.  The cost of the repurchased shares is recorded as a reduction to common stock to the extent of the par value of the shares acquired and the remainder is allocated between capital in excess of par value and retained earnings, on a pro rata basis.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

The following table provides information as of December 27, 2020 with respect to the number of securities remaining available for future issuance under the 2020 Plan:

Authorized under the 2020 Plan	850
Plus: Awards expired, forfeited or otherwise terminated unexercised	—
Less: Awards granted to employees	(75)
Less: Awards granted to non-employee directors	—
Available for issuance under the 2020 Plan	775

Stock-based compensation units granted or issued from the 2018 Plan and/or 2020 Plan were as follows:

	For the Six Months Ended
	December 27, 2020	December 29, 2019
Stock options	155	83
Restricted stock units	110	77
Vested share units	—	24
Common stock	—	4

15.  Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

UNIFI uses derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates.  UNIFI currently maintains three interest rate swaps that fix LIBOR at approximately 1.9% on $75,000 of variable-rate debt. UNIFI does not enter into derivative contracts for speculative purposes.

The following table presents details regarding UNIFI’s hedging activities:

	For the Three Months Ended		For the Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Interest expense	$833	$1,101	$1,704	$2,358
(Increase) decrease in fair value of interest rate swaps	(333)	(289)	(665)	39
Impact of interest rate swaps to increase (decrease) interest expense	335	15	664	(48)

For the six months ended December 27, 2020 and December 29, 2019, there were no significant changes to UNIFI’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

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

16.  Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 28, 2020	$(61,848)	$(1,958)	$(63,806)
Other comprehensive income	5,730	509	6,239
Balance at December 27, 2020	$(56,118)	$(1,449)	$(57,567)

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

A summary of the after-tax effects of the components of other comprehensive income (loss), net for the three-month and six-month periods ended December 27, 2020 and December 29, 2019 is included in the accompanying condensed consolidated statements of comprehensive income.

17.  Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Net income	$7,464	$409	$10,896	$4,121
Basic weighted average shares	18,465	18,499	18,456	18,490
Net potential common share equivalents	267	273	273	255
Diluted weighted average shares	18,732	18,772	18,729	18,745
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	706	362	747	373
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	333	—	333	—

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

18.  Investments in Unconsolidated Affiliates and Variable Interest Entities

As of December 27, 2020, UNIFI maintained investments in two entities classified as unconsolidated affiliates: U.N.F. Industries, Ltd. (“UNF”); and UNF America LLC (“UNFA”) (collectively known as “UNFs”). UNIFI’s combined investment in UNFs was $2,532, reflected within other non-current assets in the accompanying condensed consolidated balance sheets.

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

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The supply agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates.  As of December 27, 2020, UNIFI’s open purchase orders related to this supply agreement were $1,545.

UNIFI’s raw material purchases under this supply agreement consisted of the following:

	For the Six Months Ended
	December 27, 2020	December 29, 2019
UNFA	$8,005	$8,582
UNF	207	1,209
Total	$8,212	$9,791

As of December 27, 2020 and June 28, 2020, UNIFI had combined accounts payable due to UNF and UNFA of $3,123 and $1,166, respectively.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

UNIFI has determined that UNF and UNFA are variable interest entities and that UNIFI is the primary beneficiary of these entities, based on the terms of the supply agreement discussed above.  As a result, these entities should be consolidated with UNIFI’s financial results.  As (i) UNIFI purchases substantially all of the output from the two entities, (ii) the two entities’ balance sheets constitute 3% or less of UNIFI’s current assets, total assets and total liabilities, and (iii) such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements.  The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy.  Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to either UNF or UNFA.

Condensed balance sheet and income statement information for UNIFI’s unconsolidated affiliates (including reciprocal balances) are presented in the tables below.

	As of December 27, 2020			As of June 28, 2020
	PAL	UNFs	Total	PAL	UNFs	Total
Current assets	$—	$7,499	$7,499	$—	$5,190	$5,190
Non-current assets	—	731	731	—	561	561
Current liabilities	—	3,166	3,166	—	1,415	1,415
Non-current liabilities	—	—	—	—	—	—
Shareholders’ equity and capital accounts	—	5,064	5,064	—	4,336	4,336

UNIFI’s portion of undistributed earnings	—	2,041	2,041	—	1,424	1,424

	For the Three Months Ended December 27, 2020			For the Three Months Ended December 29, 2019
	PAL	UNFs	Total	PAL	UNFs	Total
Net sales	$—	$4,651	$4,651	$161,648	$5,475	$167,123
Gross profit (loss)	—	1,092	1,092	(186)	812	626
Income (loss) from operations	—	673	673	(5,026)	377	(4,649)
Net income (loss)	—	674	674	(2,463)	383	(2,080)
Depreciation and amortization	—	42	42	11,393	43	11,436

Cash received by PAL under cotton rebate program	—	—	—	3,463	—	3,463
Earnings recognized by PAL for cotton rebate program	—	—	—	2,766	—	2,766

Distributions received	—	—	—	—	—	—

	For the Six Months Ended December 27, 2020			For the Six Months Ended December 29, 2019
	PAL	UNFs	Total	PAL	UNFs	Total
Net sales	$—	$7,864	$7,864	$360,815	$10,136	$370,951
Gross profit	—	1,533	1,533	885	1,353	2,238
Income (loss) from operations	—	719	719	(8,301)	489	(7,812)
Net income (loss)	—	723	723	(5,918)	507	(5,411)
Depreciation and amortization	—	78	78	22,024	90	22,114

Cash received by PAL under cotton rebate program	—	—	—	7,156	—	7,156
Earnings recognized by PAL for cotton rebate program	—	—	—	6,354	—	6,354

Distributions received	—	—	—	10,437	—	10,437

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

20.  Related Party Transactions

There were no related party receivables as of December 27, 2020 or June 28, 2020.

Related party payables for Salem Leasing Corporation consisted of the following:

	December 27, 2020	June 28, 2020
Accounts payable	$672	$616
Operating lease obligations	1,337	1,481
Finance lease obligations	6,835	6,509
Total related party payables	$8,844	$8,606

The following are the Company’s significant related party transactions:

		For the Three Months Ended		For the Six Months Ended
Affiliated Entity	Transaction Type	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$924	$1,108	$1,863	$2,116

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Selected financial information is presented below:

	For the Three Months Ended December 27, 2020
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$76,696	$44,692	$24,253	$16,008	$1,127	$162,776
Cost of sales	65,801	38,164	16,276	15,613	988	136,842
Gross profit	10,895	6,528	7,977	395	139	25,934
Segment depreciation expense	4,470	—	321	438	164	5,393
Segment Profit	$15,365	$6,528	$8,298	$833	$303	$31,327

	For the Three Months Ended December 29, 2019
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$82,750	$47,918	$20,862	$17,084	$897	$169,511
Cost of sales	76,090	42,401	17,432	17,038	885	153,846
Gross profit	6,660	5,517	3,430	46	12	15,665
Segment depreciation expense	4,183	—	357	503	124	5,167
Segment Profit	$10,843	$5,517	$3,787	$549	$136	$20,832

	For the Six Months Ended December 27, 2020
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$145,772	$82,415	$46,859	$27,037	$2,198	$304,281
Cost of sales	130,245	71,309	34,269	25,977	1,986	263,786
Gross profit	15,527	11,106	12,590	1,060	212	40,495
Segment depreciation expense	8,873	—	751	880	328	10,832
Segment Profit	$24,400	$11,106	$13,341	$1,940	$540	$51,327

	For the Six Months Ended December 29, 2019
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$171,445	$93,875	$45,034	$37,286	$1,820	$349,460
Cost of sales	156,990	84,076	37,445	36,062	1,779	316,352
Gross profit	14,455	9,799	7,589	1,224	41	33,108
Segment depreciation expense	8,224	—	732	994	163	10,113
Segment Profit	$22,679	$9,799	$8,321	$2,218	$204	$43,221

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The reconciliations of segment gross profit to consolidated income before income taxes are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Polyester	$10,895	$6,660	$15,527	$14,455
Asia	6,528	5,517	11,106	9,799
Brazil	7,977	3,430	12,590	7,589
Nylon	395	46	1,060	1,224
All Other	139	12	212	41
Segment gross profit	25,934	15,665	40,495	33,108
Selling, general and administrative expenses	12,625	12,508	23,989	23,488
Benefit for bad debts	(259)	(258)	(1,146)	(249)
Other operating expense, net	476	854	1,654	962
Operating income	13,092	2,561	15,998	8,907
Interest income	(187)	(212)	(312)	(422)
Interest expense	833	1,101	1,704	2,358
Equity in (earnings) loss of unconsolidated affiliates	(130)	756	(223)	1,622
Income before income taxes	$12,576	$916	$14,829	$5,349

The reconciliations of segment total assets to consolidated total assets are as follows:

	December 27, 2020	June 28, 2020
Polyester	$261,769	$263,496
Asia	54,661	41,452
Brazil	60,006	49,967
Nylon	39,682	42,020
Segment total assets	416,118	396,935
Other current assets	68,900	48,600
Other PP&E	22,687	23,676
Other operating lease assets	1,308	1,503
Other non-current assets	3,985	3,448
Total assets	$512,998	$474,162

22.  Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Six Months Ended
	December 27, 2020	December 29, 2019
Interest, net of capitalized interest of $92 and $56, respectively	$1,610	$2,357
Income tax payments, net	3,923	3,429

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds.

Non-Cash Investing and Financing Activities

As of December 27, 2020 and June 28, 2020, $697 and $630, respectively, were included in accounts payable for unpaid capital expenditures. As of December 29, 2019 and June 30, 2019, $1,127 and $1,329, respectively, were included in accounts payable for unpaid capital expenditures.

During the six months ended December 27, 2020 and December 29, 2019, UNIFI recorded non-cash activity relating to finance leases of $740 and $6,301, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended December 27, 2020, while a reference to the “prior period” refers to the three-month period ended December 29, 2019.  A reference to the “current six-month period” refers to the six-month period ended December 27, 2020, while a reference to the “prior six-month period” refers to the six-month period ended December 29, 2019. Such references may be accompanied by certain phrases for added clarity. The current period and the prior period each consisted of 13 weeks. The current six-month period and the prior six-month period each consisted of 26 weeks.

Our discussions in this Item 2 focus on our results during, or as of, the three months and six months ended December 27, 2020 and December 29, 2019, and, to the extent applicable, any material changes from the information discussed in the 2020 Form 10-K or other important intervening developments or information.  These discussions should be read in conjunction with the 2020 Form 10-K for more detailed and background information about our business, operations and financial condition. Discussion of foreign currency translation is primarily associated with the weakening of the Brazilian Real (“BRL”) and changes in the Chinese Renminbi (“RMB”) versus the U.S. Dollar (“USD”). In discussion of its operating results in this report, UNIFI refers to its operations in the “NACA” region, which is the region comprised of the trade zones covered by USMCA, NAFTA and CAFTA-DR.

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

Significant general matters for the current period and the current six-month period, which include certain sales pressures from the ongoing COVID-19 pandemic, are summarized below:

•	net sales for the current period decreased $6,735, or 4.0%, to $162,776, compared to $169,511 for the prior period;
•	net sales for the current six-month period decreased $45,179, or 12.9%, to $304,281, compared to $349,460 for the prior six-month period;
•

revenues from REPREVE® Fiber products for the current period represented 37% of consolidated net sales, compared to 34% for the prior period, 36% for the current six-month period, and 32% for the prior six-month period;

•	gross margin was 15.9% for the current period, compared to 9.2% for the prior period, and was 13.3% for the current six-month period, compared to 9.5% for the prior six-month period;
•	operating income was $13,092 for the current period, compared to $2,561 for the prior period, and was $15,998 for the current six-month period, compared to $8,907 for the prior six-month period; and
•	diluted EPS was $0.40 for the current period, compared to $0.02 for the prior period, and was $0.58 for the current six-month period, compared to $0.22 for the prior six-month period.

COVID-19 Pandemic in Calendar 2020

In March 2020, the World Health Organization declared the current COVID-19 outbreak a global pandemic. Efforts to contain the spread of COVID-19 intensified during March and April 2020. Several states, including North Carolina, where UNIFI’s primary manufacturing and administrative operations are located, declared states of emergency. A number of foreign and local governments also enacted temporary business closures, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. The local and global measures significantly reduced economic activity and demand, thereby reducing overall demand for UNIFI’s products.

In an effort to protect the health and safety of our employees, customers and communities, UNIFI took proactive, aggressive actions from the earliest signs of the outbreak that included social distancing and travel restriction policies for all locations, along with reducing costs in both manufacturing and selling, general and administrative expenses (“SG&A”) without impacting our ability to service customers. These measures remain in effect and are evaluated regularly against local, state and federal recommendations.

Global measures taken to reduce the spread of the COVID-19 pandemic generated a significant decline in global business activity that may have a lasting impact on the global economy and consumer demand. The duration of the COVID-19 pandemic and its related impact on our business is currently unknown. Through March 2020, the COVID-19 pandemic had no significant adverse impact on UNIFI’s business, although sales growth for our Asia Segment was temporarily slowed by the extensive government shutdown in China. Throughout calendar 2020, the Asia Segment’s overall performance and profitability was moderately impacted by the COVID-19 pandemic, while our U.S., Brazil and El Salvador operations were more adversely impacted by the COVID-19 pandemic, most notably in the June 2020 quarter during the most intense declines in global demand. UNIFI anticipates that the global disruption caused by the COVID-19 pandemic has negatively impacted, and will continue to negatively impact, overall global demand and business activity, including textiles in both the Americas and Asia.

While our operating results for the current six-month period indicate a robust recovery of the textile supply chain and increased activity from the considerably low levels of demand and production experienced in the June 2020 quarter, significant restoration of consumer spending and retail activity will be critical to our end-markets to enable a full and sustained economic rebound. UNIFI anticipates a recovery in global economic activity when the COVID-19 pandemic is sufficiently contained.  The economic rebound will depend on the pace and effectiveness of the containment efforts deployed by various international, national, state, and local governments, along with the speed and effectiveness with which potential treatment and vaccine methods are deployed. However, the anticipated economic rebound would be jeopardized by a significant degradation in local and global healthcare systems’ abilities to treat infections, mutations of the virus that generate further difficulty in containment efforts, or shelter-in-place orders in UNIFI’s primary geographic markets.

Textile demand and business activity levels in the second half of calendar 2020 exceeded our expectations set when we began the fiscal year, however there is no certainty that such levels will continue or increase during calendar 2021. Additionally, there is no clear indication that the demand and activity levels experienced in the second half of calendar 2020 were the result of economic restoration, as those levels could have been favorably impacted by pent up demand. UNIFI will continue to monitor the COVID-19 pandemic, prioritizing the health and safety of our employees, while delivering on customer demand. Although our year-to-date fiscal 2021 results have exceeded our expectations and we have experienced several improvements across certain financial metrics, our underlying sales volumes in certain core markets have not fully recovered. Therefore, we are unsure of the impact on our operational and financial results through at least fiscal 2021, based on present factors and conditions, along with the uncertainty surrounding global demand.

Update on Recent Trade Initiatives

UNIFI remains committed to pursuing relief from the elevated levels of low-cost and subsidized polyester textured yarn entering the U.S. market from foreign countries. Efforts to slow low-cost and subsidized polyester textured yarn from China and India were successful during calendar 2019, which led to a temporary improvement in our U.S. polyester textured yarn sales prior to the onset of the COVID-19 pandemic in March 2020.

Subsequent to the completion of the trade initiatives against China and India, imports from Indonesia, Malaysia, Thailand, and Vietnam seemingly replaced the imports from China and India and surged into the U.S. market. Subject import volume from Indonesia, Malaysia, Thailand, and Vietnam increased from calendar 2017 to calendar 2019 by over 80%. Similar to the adverse impacts of imports from China and India in previous years, the subject imports from Indonesia, Malaysia, Thailand, and Vietnam undersold the domestic industry, taking sales from and exerting considerable downward pricing pressure on yarns produced by UNIFI. Accordingly, UNIFI is a petitioner to the United States Department of Commerce and the United States International Trade Commission (the "USITC") alleging dumping of polyester textured yarn in the U.S. market from Indonesia, Malaysia, Thailand, and Vietnam.

In December 2020, the USITC made affirmative determinations in its preliminary phase of antidumping duty investigations concerning polyester textured yarn from Indonesia, Malaysia, Thailand, and Vietnam. The entire investigative process will take approximately one year, with final determinations of dumping and injury likely occurring by the end of calendar 2021.

Current Six-Month Period Performance

Prior to the COVID-19 pandemic, our operations were achieving incremental sales volume growth from both (i) continued demand for sustainable products with our REPREVE® platform and (ii) U.S. market share recapture from our trade initiatives that were finalized in January 2020. Additionally, we have recently benefited from a more favorable polyester raw material cost environment.

In the current six-month period, our Polyester and Nylon Segments were adversely impacted by the COVID-19 pandemic, as manufacturing activity in the U.S. has recovered less rapidly than in Asia and Brazil, while production activity in Central America surged following the June 2020 quarter. In Asia, although productivity remains pressured by lower global demand, our Asia Segment continues to perform well with both new and existing customer programs. The Brazil Segment was able to navigate its domestic recovery more favorably than competitive importers, resulting in sales volume and market share growth compared to recent quarters. We believe the outperformance by the Brazil Segment includes temporary capture of market share from competitive imports and higher conversion margin due to the unfavorable dynamics facing competitors surrounding input and freight costs combined with weaker delivery speed. Competition and pricing are expected to normalize over the mid- to long-term.

Although sales volumes in the NACA region were pressured in the current six-month period, our operations benefited from raw material and selling price stability and sales mix improvements. Accordingly, we were able to achieve better-than-expected operating results in the current six-month period.

While sales and gross profit pressures from the COVID-19 pandemic have weighed on our financial results, we have remained diligent in managing our operations as efficiently and effectively as possible while delivering on customer demand. Accordingly, we generated operating cash flows in the current six-month period and continued to reduce our debt principal. Our performance in the first half of fiscal 2021 further strengthened our balance sheet and solidified the foundation for further growth subsequent to the negative impacts of the COVID-19 pandemic.

We believe that several facets of our business will remain drivers for growth once the COVID-19 pandemic subsides, including: (i) continued sales and portfolio growth for our Asia Segment, (ii) U.S. market share recapture from our recent trade initiatives, (iii) continued commitments in sustainability by corporations, governments and other entities leading to further demand for our REPREVE® platform, (iv) leading-edge innovation and commercialization efforts that deliver meaningful consumer products, and (v) continued expansion of our portfolio with additional markets, applications, and brand partners.

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

•	Adjusted EPS, which represents Adjusted Net Income divided by UNIFI’s weighted average common shares outstanding;
•	Adjusted Working Capital, which equals receivables plus inventories and other current assets, less accounts payable and accrued expenses; and
•	Net Debt, which represents debt principal less cash and cash equivalents.

EBITDA, Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, Adjusted Working Capital and Net Debt (collectively, the “non-GAAP financial measures”) are not determined in accordance with GAAP and should not be considered a substitute for performance measures determined in accordance with GAAP. The calculations of the non-GAAP financial measures are subjective, based on management’s belief as to which items should be included or excluded in order to provide the most reasonable and comparable view of the underlying operating performance of the business. We may, from time to time, modify the amounts used to determine our non-GAAP financial measures. When applicable, management’s discussion and analysis includes specific consideration for items that comprise the reconciliations of its non-GAAP financial measures. We believe that these non-GAAP financial measures better reflect UNIFI’s underlying operations and performance and that their use, as operating performance measures, provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets, among otherwise comparable companies.

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

Review of Results of Operations

Three Months Ended December 27, 2020 Compared to Three Months Ended December 29, 2019

Consolidated Overview

The below tables provide:

•	the components of net income and the percentage increase or decrease over the prior fiscal year amounts,
•	a reconciliation from net income to EBITDA and Adjusted EBITDA, and
•	a reconciliation from net income to Adjusted Net Income and Adjusted EPS.

Following the tables is a discussion and analysis of the significant components of net income.

Net income

	For the Three Months Ended
	December 27, 2020		December 29, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$162,776	100.0	$169,511	100.0	(4.0)
Cost of sales	136,842	84.1	153,846	90.8	(11.1)
Gross profit	25,934	15.9	15,665	9.2	65.6
SG&A	12,625	7.8	12,508	7.4	0.9
Benefit for bad debts	(259)	(0.2)	(258)	(0.2)	0.4
Other operating expense, net	476	0.3	854	0.5	(44.3)
Operating income	13,092	8.0	2,561	1.5	nm
Interest expense, net	646	0.4	889	0.5	(27.3)
Equity in (earnings) loss of unconsolidated affiliates	(130)	(0.1)	756	0.5	(117.2)
Income before income taxes	12,576	7.7	916	0.5	nm
Provision for income taxes	5,112	3.1	507	0.3	nm
Net income	$7,464	4.6	$409	0.2	nm

nm – Not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net income to EBITDA and Adjusted EBITDA were as follows:

	For the Three Months Ended
	December 27, 2020	December 29, 2019
Net income	$7,464	$409
Interest expense, net	646	889
Provision for income taxes	5,112	507
Depreciation and amortization expense (1)	6,016	5,863
EBITDA	19,238	7,668

Equity in loss of PAL	—	837
EBITDA excluding PAL	19,238	8,505

Severance (2)	—	383
Adjusted EBITDA	$19,238	$8,888

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

Adjusted Net Income and Adjusted EPS (Non-GAAP Measures)

The tables below set forth reconciliations of (i) Income before income taxes (“Pre-tax Income”), Provision for income taxes (“Tax Impact”) and Net Income to Adjusted Net Income and (ii) Diluted EPS to Adjusted EPS.

	For the Three Months Ended December 27, 2020				For the Three Months Ended December 29, 2019
	Pre-tax Income	Tax Impact	Net Income	Diluted EPS	Pre-tax Income	Tax Impact	Net Income	Diluted EPS
GAAP results	$12,576	$(5,112)	$7,464	$0.40	$916	$(507)	$409	$0.02
Severance (1)	—	—	—	—	383	(80)	303	0.02
Adjusted results	$12,576	$(5,112)	$7,464	$0.40	$1,299	$(587)	$712	$0.04

Weighted average common shares outstanding				18,732				18,772

(1)	In the second quarter of fiscal 2020, UNIFI commenced a wind-down plan for its operations in Sri Lanka. The adjustment primarily reflects accrued severance and exit costs.

Net Sales

Consolidated net sales decreased $6,735, or 4.0%, for the current period in comparison to the prior period primarily attributable to (i) the COVID-19 pandemic, (ii) lower average selling prices, and (iii) unfavorable foreign currency translation.

Consolidated sales volumes increased 1.0%, primarily attributable to the Brazil Segment, which was agile and responsive to COVID-19 pandemic-related demand fluctuations in the current period, and generated volume growth by capturing market share from competitors.  The increase was partially offset by the adverse impact of the COVID-19 pandemic on U.S. product demand, as our Americas and Asia markets have experienced significant, but not full recovery, since the June 2020 quarter.

Once the COVID-19 pandemic subsides, we believe incremental revenue for the Polyester Segment will be generated from our polyester textured yarn trade petitions (i) completed in early calendar 2020 and (ii) recently filed. However, our Nylon Segment results continue to reflect the current global trend of declining demand for nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices decreased 5.0%, primarily attributable to (i) sales price declines associated with polyester raw material cost changes, and (ii) unfavorable foreign currency translation.

REPREVE® Fiber products for the current period comprised 37% of consolidated net sales, up from 34% for the prior period and 31% for fiscal 2020.

Gross Profit

Gross profit for the current period increased by $10,269, or 65.6%, as compared to the prior period. Although the COVID-19 pandemic adversely impacted sales volumes in our Polyester Segment and Asia Segment, favorable raw material costs and manufacturing efficiencies helped drive gross profit improvement. Further, the Brazil Segment has outperformed in the current period, primarily due to a temporarily improved competitive position.

•	For the Polyester Segment, gross profit benefited from manufacturing efficiencies, an improved conversion margin and an improved sales mix.
•	For the Asia Segment, gross profit benefited from cost and sales mix improvements, partially offset by lower demand levels driven by the COVID-19 pandemic.
•	For the Brazil Segment, gross profit benefited from higher sales volumes and stronger local pricing due to temporary market share capture.
•	For the Nylon Segment, gross profit increased due to improved cost management on low sales volumes.

SG&A

SG&A increased from the prior period, primarily due to higher accrued incentive compensation, partially offset by lower professional fees and travel and entertainment expenses in the current period.

Benefit for Bad Debts

The current period benefit for bad debts reflects general improvement in customer payment frequency following the adverse effects of the COVID-19 pandemic on customer health.

Other Operating Expense, Net

The current period and prior period both reflect foreign currency transaction losses of $324 in the current period and $486 in the prior period along with severance charges in the prior period.

Interest Expense, Net

Interest expense, net decreased from the prior period to the current period, primarily attributable to a lower average debt principal. The components of consolidated interest expense, net were as follows:

	For the Three Months Ended
	December 27, 2020	December 29, 2019
Interest and fees on the ABL Facility	$743	$937
Other interest	78	127
Subtotal of interest on debt obligations	821	1,064
Other components of interest expense	12	37
Total interest expense	833	1,101
Interest income	(187)	(212)
Interest expense, net	$646	$889

Equity in (Earnings) Loss of Unconsolidated Affiliates

The components of equity in (earnings) loss of unconsolidated affiliates were as follows:

	For the Three Months Ended
	December 27, 2020	December 29, 2019
Loss from PAL	$—	$837
Earnings from nylon joint ventures	(130)	(81)
Total equity in (earnings) loss of unconsolidated affiliates	$(130)	$756

As a percentage of consolidated income before income taxes	1.0%	(82.5)%

On April 29, 2020, UNIFI sold its 34% non-controlling partnership interest in PAL. The comparative decrease in loss from PAL reflects a loss recorded in the prior period with no results recorded in the current period.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Three Months Ended
	December 27, 2020	December 29, 2019
Provision for income taxes	$5,112	$507
Effective tax rate	40.6%	55.3%

The effective tax rate is subject to variation due to numerous factors, including variability in the amount of income before income taxes, the mix of income by jurisdiction, changes in deferred tax valuation allowances and changes in statutes, regulations and case law.  Additionally, the impacts of discrete and other rate impacting items are greater when income before income taxes is lower.

The decrease in the effective tax rate from the prior period to the current period is primarily attributable to higher earnings in the current period, which lessens the impact of rate reconciling items including (i) current U.S. tax on GILTI, (ii) losses in tax jurisdictions for which no benefit can be recognized, and (iii) foreign withholding taxes.  The comparative decrease is partially offset by certain foreign tax credits favorably impacting the prior period.

Net Income

Net income for the current period was $7,464, or $0.40 per share, compared to net income of $409 or $0.02 per share, for the prior period.  The change in net income was primarily due to (i) higher gross profit in the current period and (ii) the loss from PAL in the prior period.

Adjusted EBITDA (Non-GAAP Financial Measure)

Adjusted EBITDA increased from the prior period to the current period, commensurate with higher gross profit.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current period.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Polyester Segment, were as follows:

	For the Three Months Ended
	December 27, 2020		December 29, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$76,696	100.0	$82,750	100.0	(7.3)
Cost of sales	65,801	85.8	76,090	92.0	(13.5)
Gross profit	10,895	14.2	6,660	8.0	63.6
Depreciation expense	4,470	5.8	4,183	5.1	6.9
Segment Profit	$15,365	20.0	$10,843	13.1	41.7

Segment net sales as a percentage of consolidated amounts	47.1%		48.8%
Segment Profit as a percentage of consolidated amounts	49.0%		52.0%

The change in net sales for the Polyester Segment was as follows:

Net sales for the prior period	$82,750
Net change in average selling price and sales mix	(5,128)
Decrease in sales volumes	(926)
Net sales for the current period	$76,696

The decrease in net sales for the Polyester Segment from the prior period to the current period was primarily attributable to lower average selling prices associated with lower polyester raw material costs.

The change in Segment Profit for the Polyester Segment was as follows:

Segment Profit for the prior period	$10,843
Net increase in underlying margins	4,643
Decrease in sales volumes	(121)
Segment Profit for the current period	$15,365

The increase in Segment Profit for the Polyester Segment from the prior period to the current period was primarily attributable to improved conversion margin, manufacturing efficiencies, and a better sales mix.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Asia Segment, were as follows:

	For the Three Months Ended
	December 27, 2020		December 29, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$44,692	100.0	$47,918	100.0	(6.7)
Cost of sales	38,164	85.4	42,401	88.5	(10.0)
Gross profit	6,528	14.6	5,517	11.5	18.3
Depreciation expense	—	—	—	—	—
Segment Profit	$6,528	14.6	$5,517	11.5	18.3

Segment net sales as a percentage of consolidated amounts	27.5%		28.3%
Segment Profit as a percentage of consolidated amounts	20.8%		26.5%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior period	$47,918
Decrease in sales volumes of Chip and staple fiber	(5,090)
Change in average selling price and sales mix	(4,180)
Net increase in sales volumes of certain other products	3,034
Favorable foreign currency translation effects	3,010
Net sales for the current period	$44,692

The decrease in net sales for the Asia Segment from the prior period to the current period was primarily attributable to overall lower sales volumes and average selling prices driven by the adverse impacts of the COVID-19 pandemic, partially offset by the continued momentum of REPREVE®-branded products and favorable foreign currency translation effects.

The RMB weighted average exchange rate was 6.62 RMB/USD and 7.04 RMB/USD for the current period and the prior period, respectively.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior period	$5,517
Change in underlying margins and sales mix	1,177
Favorable foreign currency translation effects	343
Decrease in sales volumes	(509)
Segment Profit for the current period	$6,528

Segment Profit for the Asia Segment increased from the prior period to the current period as raw material cost benefits achieved on certain product lines and sales mix improvements were partially offset by the decrease in sales volumes described in the net sales analysis above.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Brazil Segment, were as follows:

	For the Three Months Ended
	December 27, 2020		December 29, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$24,253	100.0	$20,862	100.0	16.3
Cost of sales	16,276	67.1	17,432	83.6	(6.6)
Gross profit	7,977	32.9	3,430	16.4	132.6
Depreciation expense	321	1.3	357	1.8	(10.1)
Segment Profit	$8,298	34.2	$3,787	18.2	119.1

Segment net sales as a percentage of consolidated amounts	14.9%		12.3%
Segment Profit as a percentage of consolidated amounts	26.5%		18.2%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior period	$20,862
Increase in sales volumes	4,514
Increase in average selling price	3,943
Unfavorable foreign currency translation effects	(5,066)
Net sales for the current period	$24,253

The increase in net sales for the Brazil Segment from the prior period to the current period was primarily attributable to an improvement in sales volumes due to the Brazil Segment’s ability to capture market share from competitors and maintain pricing levels, partially offset by unfavorable foreign currency translation effects.

The BRL weighted average exchange rate was 5.41 BRL/USD and 4.12 BRL/USD for the current period and the prior period, respectively.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior period	$3,787
Increase in underlying margins	4,624
Increase in sales volumes	816
Unfavorable foreign currency translation effects	(929)
Segment Profit for the current period	$8,298

The increase in Segment Profit for the Brazil Segment from the prior period to the current period was primarily attributable to the segment’s ability to achieve favorable pricing and utilization levels under a temporarily strengthened competitive position.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Nylon Segment, were as follows:

	For the Three Months Ended
	December 27, 2020		December 29, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$16,008	100.0	$17,084	100.0	(6.3)
Cost of sales	15,613	97.5	17,038	99.7	(8.4)
Gross profit	395	2.5	46	0.3	758.7
Depreciation expense	438	2.7	503	2.9	(12.9)
Segment Profit	$833	5.2	$549	3.2	51.7

Segment net sales as a percentage of consolidated amounts	9.8%		10.1%
Segment Profit as a percentage of consolidated amounts	2.7%		2.6%

The change in net sales for the Nylon Segment was as follows:

Net sales for the prior period	$17,084
Net change in average selling price and sales mix	(957)
Decrease in sales volumes	(119)
Net sales for the current period	$16,008

The decrease in net sales for the Nylon Segment from the prior period to the current period was primarily attributable to a shift in sales mix following declines in hosiery demand.

The change in Segment Profit for the Nylon Segment was as follows:

Segment Profit for the prior period	$549
Net increase in underlying margins	288
Decrease in sales volumes	(4)
Segment Profit for the current period	$833

Segment Profit for the Nylon Segment in the current period was comparably stronger primarily due to manufacturing efficiencies.

Review of Results of Operations

Six Months Ended December 27, 2020 Compared to Six Months Ended December 29, 2019

Consolidated Overview

The below tables provide:

•	the components of net income and the percentage increase or decrease over the prior fiscal year amounts,
•	a reconciliation from net income to EBITDA and Adjusted EBITDA, and
•	a reconciliation from net income to Adjusted Net Income and Adjusted EPS.

Following the tables is a discussion and analysis of the significant components of net income.

Net income

	For the Six Months Ended
	December 27, 2020		December 29, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$304,281	100.0	$349,460	100.0	(12.9)
Cost of sales	263,786	86.7	316,352	90.5	(16.6)
Gross profit	40,495	13.3	33,108	9.5	22.3
SG&A	23,989	7.9	23,488	6.7	2.1
Benefit for bad debts	(1,146)	(0.4)	(249)	(0.1)	nm
Other operating expense, net	1,654	0.5	962	0.3	71.9
Operating income	15,998	5.3	8,907	2.6	79.6
Interest expense, net	1,392	0.5	1,936	0.6	(28.1)
Equity in (earnings) loss of unconsolidated affiliates	(223)	(0.1)	1,622	0.5	(113.7)
Income before income taxes	14,829	4.9	5,349	1.5	177.2
Provision for income taxes	3,933	1.3	1,228	0.3	nm
Net income	$10,896	3.6	$4,121	1.2	164.4

nm – Not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net income to EBITDA and Adjusted EBITDA were as follows:

	For the Six Months Ended
	December 27, 2020	December 29, 2019
Net income	$10,896	$4,121
Interest expense, net	1,392	1,936
Provision for income taxes	3,933	1,228
Depreciation and amortization expense (1)	12,068	11,485
EBITDA	28,289	18,770

Equity in loss of PAL	—	2,012
EBITDA excluding PAL	28,289	20,782

Severance (2)	—	383
Adjusted EBITDA	$28,289	$21,165

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

Adjusted Net Income and Adjusted EPS (Non-GAAP Measures)

The tables below set forth reconciliations of (i) Income before income taxes (“Pre-tax Income”), Provision for income taxes (“Tax Impact”) and Net Income to Adjusted Net Income and (ii) Diluted EPS to Adjusted EPS.

	For the Six Months Ended December 27, 2020				For the Six Months Ended December 29, 2019
	Pre-tax Income	Tax Impact	Net Income	Diluted EPS	Pre-tax Income	Tax Impact	Net Income	Diluted EPS
GAAP results	$14,829	$(3,933)	$10,896	$0.58	$5,349	$(1,228)	$4,121	$0.22
Severance (1)	—	—	—	—	383	(80)	303	0.02
Adjusted results	$14,829	$(3,933)	$10,896	$0.58	$5,732	$(1,308)	$4,424	$0.24

Weighted average common shares outstanding				18,729				18,745

(1)	In the second quarter of fiscal 2020, UNIFI commenced a wind-down plan for its operations in Sri Lanka. The adjustment primarily reflects accrued severance and exit costs.

Net Sales

Consolidated net sales decreased $45,179, or 12.9%, for the current six-month period in comparison to the prior six-month period primarily attributable to (i) the COVID-19 pandemic, (ii) lower nylon sales volumes, (iii) lower average selling prices, and (iv) unfavorable foreign currency translation.

Consolidated sales volumes decreased 4.1%, primarily attributable to (i) the adverse impact of the COVID-19 pandemic on product demand and (ii) lower sales in the Nylon Segment. However, the overall volume decrease was partially offset by the Brazil Segment, which was agile and responsive to COVID-19 pandemic-related demand fluctuations in the current six-month period and generated volume growth by capturing market share from competitors.

Once the COVID-19 pandemic subsides, we believe incremental revenue for the Polyester Segment will be generated from our polyester textured yarn trade petitions (i) completed in early calendar 2020 and (ii) recently filed. However, our Nylon Segment results continue to reflect the adverse impacts of (i) customers shifting certain programs to overseas garment production and (ii) the current global trend of declining demand for nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices decreased 8.8%, primarily attributable to (i) a decline in higher-priced nylon product sales, (ii) sales price declines associated with polyester raw material cost changes, and (iii) unfavorable foreign currency translation.

REPREVE® Fiber products for the current six-month period comprised 36% of consolidated net sales, up from 32% for the prior six-month period and 31% for fiscal 2020.

Gross Profit

Gross profit for the current six-month period increased by $7,387, or 22.3%, as compared to the prior six-month period. The COVID-19 pandemic adversely impacted sales and production volumes in our Polyester and Nylon Segments, driving comparably lower profitability in the U.S. during the September 2020 quarter. However, the Brazil Segment outperformed the prior six-month period by capturing market share and maintaining strong conversion margin.  The COVID-19 pandemic also adversely impacted sales volumes in the Asia Segment.

•

For the Polyester Segment, gross profit benefited from a better sales mix, higher conversion margin and manufacturing cost improvements, but was adversely impacted by lower fixed cost absorption due to lower demand in the September 2020 quarter.

•

For the Asia Segment, gross profit increased from the prior six-month period primarily due to supply chain efficiencies driving lower costs for certain products and sales mix improvements, partially offset by lower demand levels driven by the COVID-19 pandemic.

•

For the Brazil Segment, gross profit increased from the prior six-month period primarily due to higher sales volumes and conversion margin due to temporary market share capture, partially offset by unfavorable foreign currency translation impacts.

•	For the Nylon Segment, gross profit decreased primarily due to lower demand levels driven by the COVID-19 pandemic.

SG&A

SG&A increased from the prior six-month period, primarily due to higher accrued incentive compensation, partially offset by lower professional fees and travel and entertainment expenses in the current six-month period.

Benefit for Bad Debts

The current six-month period benefit for bad debts reflects general improvement in customer payment frequency following the adverse effects of the COVID-19 pandemic on customer health.

Other Operating Expense, Net

The current six-month period and the prior six-month period both reflect severance charges, along with foreign currency transaction losses of $606 and $30 in the current six-month period and in the prior six-month period, respectively.

Interest Expense, Net

Interest expense, net decreased from the prior six-month period to the current six-month period, primarily attributable to a lower average debt principal. The components of consolidated interest expense, net were as follows:

	For the Six Months Ended
	December 27, 2020	December 29, 2019
Interest and fees on the ABL Facility	$1,497	$2,049
Other interest	180	240
Subtotal of interest on debt obligations	1,677	2,289
Other components of interest expense	27	69
Total interest expense	1,704	2,358
Interest income	(312)	(422)
Interest expense, net	$1,392	$1,936

Equity in (Earnings) Loss of Unconsolidated Affiliates

The components of equity in (earnings) loss of unconsolidated affiliates were as follows:

	For the Six Months Ended
	December 27, 2020	December 29, 2019
Loss from PAL	$—	$2,012
Earnings from nylon joint ventures	(223)	(390)
Total equity in (earnings) loss of unconsolidated affiliates	$(223)	$1,622

As a percentage of consolidated income before income taxes	1.5%	(30.3)%

On April 29, 2020, UNIFI sold its 34% non-controlling partnership interest in PAL. The comparative decrease in loss from PAL reflects a loss recorded in the prior six-month period with no results recorded in the current six-month period.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Six Months Ended
	December 27, 2020	December 29, 2019
Provision for income taxes	$3,933	$1,228
Effective tax rate	26.5%	23.0%

The effective tax rate is subject to variation due to numerous factors, including variability in the amount of income before income taxes, the mix of income by jurisdiction, changes in deferred tax valuation allowances and changes in statutes, regulations and case law.  Additionally, the impacts of discrete and other rate impacting items are greater when income before income taxes is lower.

The increase in the effective tax rate from the prior six-month period to the current six-month period is primarily attributable to (i) an expense recorded in the current six-month period to increase the valuation allowance for deferred tax assets, (ii) a higher rate impact of U.S. tax on GILTI in the current six-month period, and (iii) a benefit for foreign tax credits in the prior six-month period. This increase is partially offset by a discrete benefit in the current six-month period for the retroactive GILTI high-tax exclusion for prior periods.

Net Income

Net income for the current six-month period was $10,896, or $0.58 per share, compared to net income of $4,121 or $0.22 per share, for the prior six-month period. The change in net income was primarily attributable to higher gross profit in the Brazil and Asia Segments in the current six-month period and a loss from PAL in the prior six-month period, partially offset by unfavorable foreign currency impacts.

Adjusted EBITDA (Non-GAAP Financial Measure)

Adjusted EBITDA increased from the prior six-month period to the current six-month period, primarily attributable to higher gross profit.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current six-month period.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the Polyester Segment, were as follows:

	For the Six Months Ended
	December 27, 2020		December 29, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$145,772	100.0	$171,445	100.0	(15.0)
Cost of sales	130,245	89.4	156,990	91.6	(17.0)
Gross profit	15,527	10.6	14,455	8.4	7.4
Depreciation expense	8,873	6.1	8,224	4.8	7.9
Segment Profit	$24,400	16.7	$22,679	13.2	7.6

Segment net sales as a percentage of consolidated amounts	47.9%		49.1%
Segment Profit as a percentage of consolidated amounts	47.5%		52.5%

The change in net sales for the Polyester Segment was as follows:

Net sales for the prior six-month period	$171,445
Net change in average selling price and sales mix	(13,377)
Decrease in sales volumes	(12,296)
Net sales for the current six-month period	$145,772

The decrease in net sales for the Polyester Segment from the prior six-month period to the current six-month period was primarily attributable to (i) the adverse impact of COVID-19 pandemic on market demand, (ii) lower average selling prices associated with lower polyester raw material costs, and (iii) a higher proportion of Flake sales, which carry lower sales prices than other products.

The change in Segment Profit for the Polyester Segment was as follows:

Segment Profit for the prior six-month period	$22,679
Change in underlying margins and sales mix	3,347
Decrease in sales volumes	(1,626)
Segment Profit for the current six-month period	$24,400

The increase in Segment Profit for the Polyester Segment from the prior six-month period to the current six-month period was primarily attributable to a better sales mix, stable conversion margin and manufacturing cost improvements, partially offset by lower sales volumes experienced in the September 2020 quarter in connection with the COVID-19 pandemic.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the Asia Segment, were as follows:

	For the Six Months Ended
	December 27, 2020		December 29, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$82,415	100.0	$93,875	100.0	(12.2)
Cost of sales	71,309	86.5	84,076	89.6	(15.2)
Gross profit	11,106	13.5	9,799	10.4	13.3
Depreciation expense	—	—	—	—	—
Segment Profit	$11,106	13.5	$9,799	10.4	13.3

Segment net sales as a percentage of consolidated amounts	27.1%		26.9%
Segment Profit as a percentage of consolidated amounts	21.6%		22.7%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior six-month period	$93,875
Decrease in sales volumes of Chip and staple fiber	(12,332)
Change in average selling price and sales mix	(6,900)
Net increase in sales volumes of certain other products	4,083
Favorable foreign currency translation effects	3,689
Net sales for the current six-month period	$82,415

The decrease in net sales for the Asia Segment from the prior six-month period to the current six-month period was primarily attributable to overall lower sales volumes and average selling prices driven by the adverse impacts of the COVID-19 pandemic, partially offset by the continued momentum of REPREVE®-branded products.

The RMB weighted average exchange rate was 6.75 RMB/USD and 7.03 RMB/USD for the current six-month period and the prior six-month period, respectively.
The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior six-month period	$9,799
Change in underlying margins and sales mix	1,840
Favorable foreign currency translation effects	406
Decrease in sales volumes	(939)
Segment Profit for the current six-month period	$11,106

The increase in Segment Profit for the Asia Segment from the prior six-month period to the current six-month period was primarily attributable to raw material cost benefits achieved on certain product lines and sales mix improvements, partially offset by the decrease in sales volumes described in the net sales analysis above.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the Brazil Segment, were as follows:

	For the Six Months Ended
	December 27, 2020		December 29, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$46,859	100.0	$45,034	100.0	4.1
Cost of sales	34,269	73.1	37,445	83.1	(8.5)
Gross profit	12,590	26.9	7,589	16.9	65.9
Depreciation expense	751	1.6	732	1.6	2.6
Segment Profit	$13,341	28.5	$8,321	18.5	60.3

Segment net sales as a percentage of consolidated amounts	15.4%		12.9%
Segment Profit as a percentage of consolidated amounts	26.0%		19.3%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior six-month period	$45,034
Increase in sales volumes	9,129
Increase in average selling price and change in sales mix	4,052
Unfavorable foreign currency translation effects	(11,356)
Net sales for the current six-month period	$46,859

The increase in net sales for the Brazil Segment from the prior six-month period to the current six-month period was primarily attributable to an improvement in sales volumes due to the Brazil Segment’s ability to capture market share from competitors during the first six months of fiscal 2021, partially offset by unfavorable foreign currency translation effects.

The BRL weighted average exchange rate was 5.40 BRL/USD and 4.04 BRL/USD for the current six-month period and the prior six-month period, respectively.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior six-month period	$8,321
Increase in underlying margins	5,437
Increase in sales volumes	1,685
Unfavorable foreign currency translation effects	(2,102)
Segment Profit for the current six-month period	$13,341

The increase in Segment Profit for the Brazil Segment from the prior six-month period to the current six-month period was primarily attributable to an improved sales mix and conversion margin combined with higher sales volumes stemming from a temporarily improved competitive position in Brazil, partially offset by unfavorable foreign currency translation effects.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the Nylon Segment, were as follows:

	For the Six Months Ended
	December 27, 2020		December 29, 2019
		% of Net Sales		% of Net Sales	% Change
Net sales	$27,037	100.0	$37,286	100.0	(27.5)
Cost of sales	25,977	96.1	36,062	96.7	(28.0)
Gross profit	1,060	3.9	1,224	3.3	(13.4)
Depreciation expense	880	3.3	994	2.7	(11.5)
Segment Profit	$1,940	7.2	$2,218	6.0	(12.5)

Segment net sales as a percentage of consolidated amounts	8.9%		10.7%
Segment Profit as a percentage of consolidated amounts	3.8%		5.1%

The change in net sales for the Nylon Segment was as follows:

Net sales for the prior six-month period	$37,286
Decrease in sales volumes	(7,982)
Net change in average selling price and sales mix	(2,267)
Net sales for the current six-month period	$27,037

The decrease in net sales for the Nylon Segment from the prior six-month period to the current six-month period was primarily attributable to (i) demand declines in connection with the COVID-19 pandemic and (ii) a customer shifting certain programs to overseas garment production subsequent to the prior six-month period, contributing to (iii) a weaker sales mix following declines in hosiery demand.

The change in Segment Profit for the Nylon Segment was as follows:

Segment Profit for the prior six-month period	$2,218
Decrease in sales volumes	(475)
Net increase in underlying margins	197
Segment Profit for the current six-month period	$1,940

The decrease in Segment Profit for the Nylon Segment from the prior six-month period to the current six-month period was primarily attributable to lower sales, as described in the net sales analysis above.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service and share repurchases.  UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver of its credit facility.  For the current six-month period, cash generated from operations was $19,726, and, at December 27, 2020, excess availability under the ABL Revolver was $56,039.

As of December 27, 2020, all of UNIFI’s $92,896 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while 40% of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed. The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital and total debt obligations as of December 27, 2020 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$50,180	$33,141	$83,321
Borrowings available under financing arrangements	56,039	—	56,039
Liquidity	$106,219	$33,141	$139,360

Working capital	$105,791	$110,756	$216,547
Total debt obligations	$92,896	$—	$92,896

COVID-19 Pandemic Liquidity Considerations

Because global economic activity slowed within a short period of time, the COVID-19 pandemic introduced liquidity risk that was not present prior to calendar 2020. UNIFI believes that aggressive and prudent actions are necessary to preserve liquidity in the current economic environment, which is pressured by global demand declines that began in March 2020. Accordingly, to minimize the disruption to operations that could result from outbreaks among UNIFI employees, UNIFI has prioritized health and safety measures that include restricting travel and group meetings, enforcing social distancing and healthy habits, increased sanitation and disinfection and increased wellness monitoring. Additionally, the following aid in reducing risk and ensuring adequate cash is available to fund ongoing operations and obligations:

•	Managing working capital levels and ensuring higher inventory turns.
•	Participating in the supply chain for personal protective equipment and new customer programs.
•	Lowering discretionary expenses that focus on long-term returns, such as marketing, event and other commercial expenses.
•	Maintaining significant cash reserves from the proceeds from the PAL Investment sale in April 2020.

While we currently expect our significant cash balances and available borrowings to provide adequate liquidity during the on-going COVID-19 pandemic, should global demand and economic activity remain subdued beyond the short-term, UNIFI maintains the ability to (i) pursue aid and lending programs from governmental entities, (ii) seek additional credit or financing arrangements or extensions of existing arrangements, and (iii) implement further cost reduction initiatives to preserve cash and secure the longevity of the business and operations.

The following further describe the current strength of UNIFI’s liquidity position and access to capital resources:

•	We have not accessed public or private capital markets for recent liquidity needs.
•

We do not currently expect our cost of or access to existing capital and funding sources to materially change as a result of the COVID-19 pandemic; however, new capital and funding sources (if any) may carry higher costs than our current structure.

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

Lastly, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) allowed UNIFI to defer certain employer payroll tax payments to future periods, extend utilization of a net operating loss carryback, and attain certain employee retention credits, all of which are not material to our short- and long-term liquidity position. We have not applied for or obtained any other material federal or state assistance.

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	December 27, 2020	December 27, 2020	June 28, 2020
ABL Revolver	December 2023	0.0%	$—	$—
ABL Term Loan (1)	December 2023	3.3%	82,500	87,500
Finance lease obligations	(2)	3.6%	10,396	11,381
Total debt			92,896	98,881
Current ABL Term Loan			(10,000)	(10,000)
Current portion of finance lease obligations			(3,683)	(3,563)
Unamortized debt issuance costs			(592)	(711)
Total long-term debt			$78,621	$84,607

(1)     Includes the effects of interest rate swaps.

(2)     Scheduled maturity dates for finance lease obligations range from May 2022 to November 2027.

As of December 27, 2020:

•	UNIFI was in compliance with all financial covenants in the Credit Agreement,
•	excess availability under the ABL Revolver was $56,039,
•	the Trigger Level (as defined in the Credit Agreement) was $22,813, and
•	$0 of standby letters of credit were outstanding.

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2021, the following four fiscal years and thereafter:

	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter
ABL Revolver	$—	$—	$—	$—	$—	$—
ABL Term Loan	5,000	10,000	10,000	57,500	—	—
Finance lease obligations	1,921	3,545	1,257	1,301	1,195	1,177
Total	$6,921	$13,545	$11,257	$58,801	$1,195	$1,177

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	December 27, 2020	June 28, 2020
Long-term debt	$78,621	$84,607
Current portion of long-term debt	13,683	13,563
Unamortized debt issuance costs	592	711
Debt principal	92,896	98,881
Less: cash and cash equivalents	83,321	75,267
Net Debt	$9,575	$23,614

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measures)

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	December 27, 2020	June 28, 2020
Cash and cash equivalents	$83,321	$75,267
Receivables, net	83,124	53,726
Inventories	111,489	109,704
Income taxes receivable	9,283	4,033
Other current assets	10,282	11,763
Accounts payable	(38,786)	(25,610)
Accrued expenses	(20,331)	(13,689)
Other current liabilities	(21,835)	(15,695)
Working capital	$216,547	$199,499

Less: Cash and cash equivalents	(83,321)	(75,267)
Less: Income taxes receivable	(9,283)	(4,033)
Less: Other current liabilities	21,835	15,695
Adjusted Working Capital	$145,778	$135,894

Working capital increased from $199,499 as of June 28, 2020 to $216,547 as of December 27, 2020, while Adjusted Working Capital increased from $135,894 to $145,778.

The increase in cash and cash equivalents was driven by the operating cash flows generated by our global operations. The increase in receivables, net was primarily attributable to increased sales in the current six-month period following low sales activity in the June 2020 quarter due to significantly suppressed demand levels caused by the COVID-19 pandemic. The increase in inventories was insignificant. The decrease in other current assets was primarily due to the amount and timing of contract assets revenue recognition. The increase in accounts payable was consistent with the increase in sales and production activity. The increase in accrued expenses was primarily attributable to an increase in deferred revenue for increased sales activity in the Asia Segment and higher incentive compensation accruals in the current six-month period.

Capital Projects

During the current six-month period, UNIFI invested $6,035 in capital projects, primarily relating to (i) further improvements in production capabilities and technology enhancements in the Americas, (ii) eAFK Evo texturing machinery, and (iii) routine annual maintenance capital expenditures.  Maintenance capital expenditures are necessary to support UNIFI’s current operations, capacities and capabilities and exclude expenses relating to repairs and costs that do not extend an asset’s useful life.

For the remainder of fiscal 2021, we expect to invest approximately $18,000 in capital projects for an aggregate annual estimate of approximately $24,000, to include (i) making further improvements in production capabilities and technology enhancements in the Americas, (ii) continuing the purchase and installation of new eAFK Evo texturing machines, and (iii) annual maintenance capital expenditures.

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

As of December 27, 2020, UNIFI repurchased a total of 84 shares, at an average price of $23.72 (for a total of $1,994 inclusive of commission costs) pursuant to the 2018 SRP.  $48,008 remains available under the 2018 SRP as of December 27, 2020.

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

Operating Cash Flows

The significant components of net cash provided by operating activities are summarized below.

	For the Six Months Ended
	December 27, 2020	December 29, 2019
Net income	$10,896	$4,121
Equity in (earnings) loss of unconsolidated affiliates	(223)	1,622
Depreciation and amortization expense	12,187	11,610
Non-cash compensation expense	1,816	1,837
Deferred income taxes	(1,700)	(878)
Subtotal	22,976	18,312

Distributions received from unconsolidated affiliates	—	10,437
Other changes	(3,250)	(114)
Net cash provided by operating activities	$19,726	$28,635

The decrease in net cash provided by operating activities from the prior six-month period was primarily due to $10,437 of distributions received from PAL in September 2019, while higher Adjusted EBITDA was partially offset by an increase in Adjusted Working Capital in the current six-month period, both commensurate with business recovery since June 2020.

Investing Cash Flows

Investing activities include $6,035 for capital expenditures, which primarily relate to ongoing maintenance capital expenditures along with production capabilities and technology enhancements in the Americas.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities.  As of December 27, 2020, UNIFI had borrowings under its ABL Revolver and ABL Term Loan that totaled $82,500 and contain variable rates of interest; however, UNIFI hedges a significant portion of such interest rate variability using interest rate swaps.  After considering the variable rate debt obligations that have been hedged and UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point increase in LIBOR as of December 27, 2020 would result in an increase in annual interest expense of less than $100.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies.  Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange rate risk.  UNIFI may enter into foreign currency forward contracts to hedge this exposure.  UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of December 27, 2020, UNIFI had no outstanding foreign currency forward contracts.

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

As of December 27, 2020, UNIFI’s subsidiaries outside the U.S., whose functional currency is other than the USD, held approximately 22.4% of UNIFI’s consolidated total assets. UNIFI does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of December 27, 2020, $29,268, or 35.1%, of UNIFI’s cash and cash equivalents were held outside the U.S., of which $12,866 was held in USDs, $6,245 was held in RMB and $9,730 was held in BRL. Approximately $3,700 of USD were held inside the U.S. by a foreign subsidiary.

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

During fiscal 2020 and the first six months of fiscal 2021, UNIFI has experienced a predominantly favorable, declining raw material cost environment. However, our raw material costs remain subject to the volatility described above and, should raw material costs increase unexpectedly, UNIFI’s results of operations and cash flows are likely to be adversely impacted.

Other Risks

UNIFI is also exposed to political risk, including changing laws and regulations governing international trade, such as quotas, tariffs and tax laws.  The degree of impact and the frequency of these events cannot be predicted.

Item 4.	Controls and Procedures

As of December 27, 2020, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended December 27, 2020 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

UNIFI, INC.
(Registrant)

Date: February 3, 2021	By:	/s/ CRAIG A. CREATURO
Craig A. Creaturo
Executive Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)