Form 10-Q
period 2021-03-28
UNIFI INC
filed 2021-05-05
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2021

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

As of April 30, 2021, there were 18,490,338 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 28, 2021

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 28, 2021	June 28, 2020
ASSETS
Cash and cash equivalents	$75,598	$75,267
Receivables, net	96,988	53,726
Inventories	122,004	109,704
Income taxes receivable	9,594	4,033
Other current assets	8,475	11,763
Total current assets	312,659	254,493
Property, plant and equipment, net	196,762	204,246
Operating lease assets	9,009	8,940
Deferred income taxes	2,344	2,352
Other non-current assets	7,598	4,131
Total assets	$528,372	$474,162

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$47,645	$25,610
Accrued expenses	27,145	13,689
Income taxes payable	10,245	349
Current operating lease liabilities	1,849	1,783
Current portion of long-term debt	13,726	13,563
Total current liabilities	100,610	54,994
Long-term debt	75,134	84,607
Non-current operating lease liabilities	7,264	7,251
Other long-term liabilities	8,811	8,606
Deferred income taxes	956	2,549
Total liabilities	192,775	158,007

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,490,338 and 18,446,436 shares issued and outstanding as of March 28, 2021 and June 28, 2020, respectively)	1,849	1,845
Capital in excess of par value	64,686	62,392
Retained earnings	331,378	315,724
Accumulated other comprehensive loss	(62,316)	(63,806)
Total shareholders’ equity	335,597	316,155
Total liabilities and shareholders’ equity	$528,372	$474,162

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Net sales	$178,866	$170,994	$483,147	$520,454
Cost of sales	153,271	155,611	417,057	471,963
Gross profit	25,595	15,383	66,090	48,491
Selling, general and administrative expenses	14,581	11,720	38,570	35,208
(Benefit) provision for bad debts	(184)	580	(1,330)	331
Other operating expense (income), net	2,582	(62)	4,236	900
Operating income	8,616	3,145	24,614	12,052
Interest income	(159)	(173)	(471)	(595)
Interest expense	885	1,231	2,589	3,589
Equity in earnings of unconsolidated affiliates	(528)	(3,526)	(751)	(1,904)
Impairment of investment in unconsolidated affiliate	—	45,194	—	45,194
Income (loss) before income taxes	8,418	(39,581)	23,247	(34,232)
Provision for income taxes	3,660	1,530	7,593	2,758
Net income (loss)	$4,758	$(41,111)	$15,654	$(36,990)

Net income (loss) per common share:
Basic	$0.26	$(2.23)	$0.85	$(2.00)
Diluted	$0.25	$(2.23)	$0.83	$(2.00)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Net income (loss)	$4,758	$(41,111)	$15,654	$(36,990)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,996)	(17,270)	734	(20,350)
Changes in interest rate swaps, net of tax of $77, $434, $233 and $434, respectively	247	(1,449)	756	(1,488)
Other comprehensive (loss) income, net	(4,749)	(18,719)	1,490	(21,838)
Comprehensive income (loss)	$9	$(59,830)	$17,144	$(58,828)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 27, 2020	18,481	$1,848	$63,972	$326,620	$(57,567)	$334,873
Options exercised	—	—	—	—	—	—
Conversion of restricted stock units	7	—	—	—	—	—
Stock-based compensation	4	1	761	—	—	762
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(2)	—	(47)	—	—	(47)
Other comprehensive loss, net of tax	—	—	—	—	(4,749)	(4,749)
Net income	—	—	—	4,758	—	4,758
Balance at March 28, 2021	18,490	$1,849	$64,686	$331,378	$(62,316)	$335,597

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 28, 2020	18,446	$1,845	$62,392	$315,724	$(63,806)	$316,155
Options exercised	1	—	—	—	—	—
Conversion of restricted stock units	45	4	(4)	—	—	—
Stock-based compensation	4	1	2,409	—	—	2,410
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(6)	(1)	(111)	—	—	(112)
Other comprehensive income, net of tax	—	—	—	—	1,490	1,490
Net income	—	—	—	15,654	—	15,654
Balance at March 28, 2021	18,490	$1,849	$64,686	$331,378	$(62,316)	$335,597

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 29, 2019	18,505	$1,851	$61,187	$378,789	$(46,348)	$395,479
Options exercised	—	—	—	—	—	—
Conversion of restricted stock units	42	4	(4)	—	—	—
Stock-based compensation	—	—	596	—	—	596
Common stock repurchased and retired under publicly announced program	(84)	(8)	(279)	(1,707)	—	(1,994)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(17)	(2)	(420)	—	—	(422)
Other comprehensive loss, net of tax	—	—	—	—	(18,719)	(18,719)
Net loss	—	—	—	(41,111)	—	(41,111)
Balance at March 29, 2020	18,446	$1,845	$61,080	$335,971	$(65,067)	$333,829

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2019	18,462	$1,846	$59,560	$374,668	$(43,229)	$392,845
Options exercised	10	1	28	—	—	29
Conversion of restricted stock units	76	8	(8)	—	—	—
Stock-based compensation	4	1	2,298	—	—	2,299
Common stock repurchased and retired under publicly announced program	(84)	(8)	(279)	(1,707)	—	(1,994)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(22)	(3)	(519)	—	—	(522)
Other comprehensive loss, net of tax	—	—	—	—	(21,838)	(21,838)
Net loss	—	—	—	(36,990)	—	(36,990)
Balance at March 29, 2020	18,446	$1,845	$61,080	$335,971	$(65,067)	$333,829

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	March 28, 2021	March 29, 2020
Cash and cash equivalents at beginning of period	$75,267	$22,228
Operating activities:
Net income (loss)	15,654	(36,990)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(751)	(1,904)
Distributions received from unconsolidated affiliate	—	10,437
Depreciation and amortization expense	19,007	17,685
Impairment of investment in unconsolidated affiliate	—	45,194
Non-cash compensation expense	2,656	2,510
Deferred income taxes	(1,826)	(10,029)
Loss on disposal of assets	2,773	172
Other, net	(356)	(343)
Changes in assets and liabilities:
Receivables, net	(43,034)	(2,295)
Inventories	(11,825)	2,126
Other current assets	3,482	(3,020)
Income taxes	4,277	8,849
Accounts payable and accrued expenses	33,033	(488)
Other, net	2,620	201
Net cash provided by operating activities	25,710	32,105

Investing activities:
Capital expenditures	(12,071)	(14,971)
Purchases of intangible assets	(3,605)	—
Other, net	153	35
Net cash used by investing activities	(15,523)	(14,936)

Financing activities:
Proceeds from ABL Revolver	—	79,000
Payments on ABL Revolver	—	(67,500)
Payments on ABL Term Loan	(7,500)	(7,500)
Payments on finance lease obligations	(2,727)	(4,606)
Common stock repurchased and retired under publicly announced program	—	(1,994)
Other, net	(111)	(492)
Net cash used by financing activities	(10,338)	(3,092)

Effect of exchange rate changes on cash and cash equivalents	482	(2,912)
Net increase in cash and cash equivalents	331	11,165
Cash and cash equivalents at end of period	$75,598	$33,393

See accompanying notes to condensed consolidated financial statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Background

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “UNIFI,” the “Company,” “we,” “us” or “our”), is a multinational company that manufactures and sells innovative recycled and synthetic products, made from polyester and nylon, primarily to other yarn manufacturers and knitters and weavers (UNIFI’s direct customers) that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets (UNIFI’s indirect customers).  We refer to these indirect customers as “brand partners.” Polyester products include partially oriented yarn (“POY”), textured, solution and package dyed, twisted, beamed and draw wound yarns, and each is available in virgin or recycled varieties.  Nylon products include virgin or recycled textured, solution dyed and spandex covered yarns. Recycled solutions, made from both pre-consumer and post-consumer waste, include plastic bottle flake (“Flake”) made from polyester, and polymer beads (“Chip”) and staple fiber made from polyester or nylon.

UNIFI maintains one of the textile industry’s most comprehensive product offerings that includes a range of specialized, value-added and commodity solutions, with principal geographic markets in the Americas, Asia and Europe. UNIFI has direct manufacturing operations in four countries and participates in joint ventures with operations in Israel and the United States (“U.S.”).

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

The fiscal quarter for each of Unifi, Inc., its primary domestic operating subsidiaries and its subsidiary in El Salvador ended on March 28, 2021. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal quarter ended on March 31, 2021. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ subsequent fiscal quarter end. The three-month periods ended March 28, 2021 and March 29, 2020 both consisted of 13 weeks. The nine-month periods ended March 28, 2021 and March 29, 2020 both consisted of 39 weeks.

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

4.  Revenue Recognition

The following tables present net sales grouped by (i) classification of sales type and (ii) REPREVE® Fiber sales:

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Third-party manufacturer	$176,100	$169,033	$475,087	$514,590
Service	2,766	1,961	8,060	5,864
Net sales	$178,866	$170,994	$483,147	$520,454

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
REPREVE® Fiber	$59,171	$49,091	$169,689	$162,469
All other products and services	119,695	121,903	313,458	357,985
Net sales	$178,866	$170,994	$483,147	$520,454

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

REPREVE® Fiber

REPREVE® Fiber represents our collection of fiber products on our recycled platform, with or without added technologies.

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

For all variable consideration, where appropriate, UNIFI estimates the amount using the expected value method, which takes into consideration historical experience, current contractual requirements, specific known market events and forecasted customer buying and payment patterns. Overall, these reserves reflect UNIFI’s best estimates of the amount of consideration to which the customer is entitled based on the terms of the contracts. For fiscal 2021, 2020 and 2019, variable consideration has been immaterial to UNIFI’s financial statements.

5.  Receivables, Net

Receivables, net consists of the following:

	March 28, 2021	June 28, 2020
Customer receivables	$83,436	$53,307
Allowance for uncollectible accounts	(2,433)	(3,796)
Reserves for quality claims	(708)	(928)
Net customer receivables	80,295	48,583
Other receivables	16,693	5,143
Total receivables, net	$96,988	$53,726

Other receivables includes $14,043 of banker’s acceptance notes (“BANs”) as of March 28, 2021 in connection with the settlement of certain customer receivables generated from trade activity in the Asia Segment. The BANs are redeemable upon maturity from the drawing financial institutions, or earlier at a discount. BANs of $1,596 previously reflected in customer receivables as of June 28, 2020 have been reclassified to other receivables to conform to the current presentation.

6.  Inventories

Inventories consists of the following:

	March 28, 2021	June 28, 2020
Raw materials	$44,392	$42,758
Supplies	9,677	9,294
Work in process	7,875	6,267
Finished goods	62,690	55,609
Gross inventories	124,634	113,928
Net realizable value adjustment	(2,630)	(4,224)
Total inventories	$122,004	$109,704

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.  Other Current Assets

Other current assets consists of the following:

	March 28, 2021	June 28, 2020
Vendor deposits	$3,326	$2,349
Value-added taxes receivable	2,132	2,604
Contract assets	277	4,953
Prepaid expenses and other	2,740	1,857
Total other current assets	$8,475	$11,763

8.  Property, Plant and Equipment, Net

Property, plant and equipment (“PP&E”), net consists of the following:

	March 28, 2021	June 28, 2020
Land	$3,146	$3,154
Land improvements	16,371	16,344
Buildings and improvements	158,571	158,025
Assets under finance leases	22,000	29,857
Machinery and equipment	605,668	602,867
Computers, software and office equipment	23,250	22,677
Transportation equipment	10,403	7,806
Construction in progress	11,399	7,582
Gross PP&E	850,808	848,312
Less: accumulated depreciation	(648,584)	(636,221)
Less: accumulated amortization – finance leases	(5,462)	(7,845)
Total PP&E, net	$196,762	$204,246

9.  Accrued Expenses

Accrued expenses consists of the following:

	March 28, 2021	June 28, 2020
Incentive compensation	$11,557	$777
Payroll and fringe benefits	7,247	7,259
Deferred revenue	2,976	1,279
Supplemental post-employment plan	1,085	5
Severance	446	1,083
Other	3,834	3,286
Total accrued expenses	$27,145	$13,689

10.  Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	March 28, 2021	March 28, 2021	June 28, 2020
ABL Revolver	December 2023	0.0%	$—	$—
ABL Term Loan	December 2023	3.3% (1)	80,000	87,500
Finance lease obligations	(2)	3.6%	9,394	11,381
Total debt			89,394	98,881
Current ABL Term Loan			(10,000)	(10,000)
Current portion of finance lease obligations			(3,726)	(3,563)
Unamortized debt issuance costs			(534)	(711)
Total long-term debt			$75,134	$84,607

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for finance lease obligations range from May 2022 to November 2027.

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

ABL Facility borrowings bear interest at LIBOR plus an applicable margin of 1.25% to 1.75%, or the Base Rate (as defined in the Credit Agreement) plus an applicable margin of 0.25% to 0.75%, with interest currently being paid on a monthly basis. As of March 28, 2021 and June 28, 2020, ABL Facility borrowings carried interest at LIBOR plus 1.50%.

UNIFI currently maintains three interest rate swaps that fix LIBOR at approximately 1.9% on $75,000 of variable-rate debt. Such swaps are scheduled to terminate in May 2022.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2021, the following four fiscal years and thereafter:

	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter
ABL Revolver	$—	$—	$—	$—	$—	$—
ABL Term Loan	2,500	10,000	10,000	57,500	—	—
Finance lease obligations	919	3,545	1,257	1,301	1,195	1,177
Total	$3,419	$13,545	$11,257	$58,801	$1,195	$1,177

11.  Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	March 28, 2021	June 28, 2020
Uncertain tax positions	$2,906	$1,112
Supplemental post-employment plan	2,014	3,019
Interest rate swaps	1,562	2,551
Other	2,329	1,924
Total other long-term liabilities	$8,811	$8,606

12.  Income Taxes

The provision for income taxes and effective tax rate were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Provision for income taxes	$3,660	$1,530	$7,593	$2,758
Effective tax rate	43.5%	(3.9)%	32.7%	(8.1)%

U.S. Tax Law Change

On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to global intangible low-tax income (“GILTI”) that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available for tax years beginning after December 31, 2017. The three-month and nine-month periods ended March 28, 2021 include discrete tax expense (benefit) of $273 and $(4,874), respectively, related to the retroactive election.

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

As a result of the newly enacted GILTI regulations, and their impact on prior tax periods, UNIFI does not expect to realize the full benefit of its U.S. federal net operating loss and research credit carryforwards. The three-month and nine-month periods ended March 28, 2021 include tax (benefit) expense of $(133) and $1,508, respectively, related to the change in valuation allowance on these deferred tax assets.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Income Tax Expense

UNIFI’s provision for income taxes for the nine months ended March 28, 2021 and March 29, 2020 was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to year-to-date income from ordinary activity.  Tax effects of significant and unusual, or infrequently occurring, items are excluded from the estimated annual effective tax rate calculation and recognized discretely in the interim period in which they occur.

The effective tax rate for the three months ended March 28, 2021 was higher than the U.S. federal statutory rate primarily due to current U.S. tax on GILTI, and earnings taxed at higher rates in foreign jurisdictions. These rate impacts were partially offset by additional research credits claimed during the period. The effective tax rate for the nine months ended March 28, 2021 was higher than the U.S. federal statutory rate primarily due to current U.S. tax on GILTI, the change in valuation allowance for deferred tax assets, and earnings taxed at higher rates in foreign jurisdictions. These rate impacts were partially offset by the retroactive GILTI high-tax exclusion for prior periods, and additional R&D credits claimed during the current period.

The effective tax rate for the three months and nine months ended March 29, 2020 was lower than the U.S. federal statutory rate primarily due to an increase in the valuation allowance for UNIFI’s investment in PAL as a result of the impairment charge, for which UNIFI does not expect to realize a future tax benefit.

Unrecognized Tax Benefits

The amount of unrecognized tax benefits for uncertain tax positions as of March 28, 2021 and June 28, 2020 was $2,899 and $1,218, respectively. Unrecognized benefits would generate a favorable impact of $2,063 on UNIFI’s effective tax rate when recognized. UNIFI does not expect material changes in unrecognized tax benefits within the next 12 months.

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

The following table summarizes UNIFI’s repurchases and retirements of its common stock under the 2018 SRP for the fiscal periods noted:

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal 2019	—	$—
Fiscal 2020	84	$23.72
Fiscal 2021 (through March 28, 2021)	—	$—
Total	84	$23.72	$48,008

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

The following table provides information as of March 28, 2021 with respect to the number of securities remaining available for future issuance under the 2020 Plan:

Authorized under the 2020 Plan	850
Plus: Awards expired, forfeited or otherwise terminated unexercised	—
Less: Awards granted to employees	(75)
Less: Awards granted to non-employee directors	(4)
Available for issuance under the 2020 Plan	771

Stock-based compensation units granted or issued from the 2018 Plan and/or 2020 Plan were as follows:

	For the Nine Months Ended
	March 28, 2021	March 29, 2020
Stock options	155	83
Restricted stock units	110	77
Vested share units	—	24
Common stock	4	4

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

The following table presents details regarding UNIFI’s hedging activities:

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Interest expense	$885	$1,231	$2,589	$3,589
(Increase) decrease in fair value of interest rate swaps	(324)	1,883	(989)	1,922
Impact of interest rate swaps to increase (decrease) interest expense	339	41	1,003	(7)

For the nine months ended March 28, 2021 and March 29, 2020, there were no significant changes to UNIFI’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

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

16.  Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 28, 2020	$(61,848)	$(1,958)	$(63,806)
Other comprehensive income	734	756	1,490
Balance at March 28, 2021	$(61,114)	$(1,202)	$(62,316)

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

A summary of the after-tax effects of the components of other comprehensive income (loss), net for the three-month and nine-month periods ended March 28, 2021 and March 29, 2020 is included in the accompanying condensed consolidated statements of comprehensive income (loss).

17.  Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Net income (loss)	$4,758	$(41,111)	$15,654	$(36,990)
Basic weighted average shares	18,485	18,475	18,465	18,485
Net potential common share equivalents	482	—	331	—
Diluted weighted average shares	18,967	18,475	18,796	18,485
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	287	403	557	371
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	333	—	333	—

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

18.  Investments in Unconsolidated Affiliates and Variable Interest Entities

As of March 28, 2021, UNIFI maintained investments in two entities classified as unconsolidated affiliates: U.N.F. Industries, Ltd. (“UNF”); and UNF America LLC (“UNFA”) (collectively known as “UNFs”). UNIFI’s combined investment in UNFs was $2,847, reflected within other non-current assets in the accompanying condensed consolidated balance sheets.

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

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The supply agreement has no stated minimum purchase quantities and pricing is negotiated every six months, based on market rates.  As of March 28, 2021, UNIFI’s open purchase orders related to this supply agreement were $10,111.

UNIFI’s raw material purchases under this supply agreement consisted of the following:

	For the Nine Months Ended
	March 28, 2021	March 29, 2020
UNFA	$13,677	$13,219
UNF	548	1,343
Total	$14,225	$14,562

As of March 28, 2021 and June 28, 2020, UNIFI had combined accounts payable due to UNF and UNFA of $3,294 and $1,166, respectively.

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

	As of March 28, 2021			As of June 28, 2020
	PAL	UNFs	Total	PAL	UNFs	Total
Current assets	$—	$8,473	$8,473	$—	$5,190	$5,190
Non-current assets	—	693	693	—	561	561
Current liabilities	—	3,472	3,472	—	1,415	1,415
Non-current liabilities	—	—	—	—	—	—
Shareholders’ equity and capital accounts	—	5,694	5,694	—	4,336	4,336

UNIFI’s portion of undistributed earnings	—	2,486	2,486	—	1,424	1,424

	For the Three Months Ended March 28, 2021			For the Three Months Ended March 29, 2020
	PAL	UNFs	Total	PAL	UNFs	Total
Net sales	$—	$5,983	$5,983	$170,854	$4,076	$174,930
Gross profit	—	1,047	1,047	12,182	392	12,574
Income from operations	—	629	629	7,747	8	7,755
Net income	—	630	630	9,811	74	9,885
Depreciation and amortization	—	38	38	8,647	23	8,670

Cash received by PAL under cotton rebate program	—	—	—	3,210	—	3,210
Earnings recognized by PAL for cotton rebate program	—	—	—	3,215	—	3,215

Distributions received	—	—	—	—	—	—

	For the Nine Months Ended March 28, 2021			For the Nine Months Ended March 29, 2020
	PAL	UNFs	Total	PAL	UNFs	Total
Net sales	$—	$13,847	$13,847	$531,669	$14,212	$545,881
Gross profit	—	2,580	2,580	13,067	1,745	14,812
Income (loss) from operations	—	1,348	1,348	(554)	497	(57)
Net income	—	1,353	1,353	3,893	581	4,474
Depreciation and amortization	—	116	116	30,671	113	30,784

Cash received by PAL under cotton rebate program	—	—	—	10,366	—	10,366
Earnings recognized by PAL for cotton rebate program	—	—	—	9,569	—	9,569

Distributions received	—	—	—	10,437	—	10,437

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

Effective April 10, 2019, UK assumed sole remediator responsibility of the Kentec site pursuant to its contractual obligations with INVISTA and received $180 of net monitoring and reporting costs due from DuPont.  In connection with monitoring, UK expects to sample and report to DEQ annually. At this time, UNIFI does not expect any active site remediation will be required but expects that any costs associated with active site remediation, if ever required, would likely be immaterial.

20.  Related Party Transactions

There were no related party receivables as of March 28, 2021 or June 28, 2020.

Related party payables for Salem Leasing Corporation consisted of the following:

	March 28, 2021	June 28, 2020
Accounts payable	$460	$616
Operating lease obligations	1,221	1,481
Finance lease obligations	6,441	6,509
Total related party payables	$8,122	$8,606

The following are the Company’s significant related party transactions:

		For the Three Months Ended		For the Nine Months Ended
Affiliated Entity	Transaction Type	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$1,236	$985	$3,099	$3,101

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

Selected financial information is presented below:

	For the Three Months Ended March 28, 2021
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$82,668	$48,483	$25,704	$20,778	$1,233	$178,866
Cost of sales	75,446	41,330	15,106	20,341	1,048	153,271
Gross profit	7,222	7,153	10,598	437	185	25,595
Segment depreciation expense	5,036	—	299	441	161	5,937
Segment Profit	$12,258	$7,153	$10,897	$878	$346	$31,532

	For the Three Months Ended March 29, 2020
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$89,767	$38,621	$21,060	$20,567	$979	$170,994
Cost of sales	82,735	34,038	17,644	20,234	960	155,611
Gross profit	7,032	4,583	3,416	333	19	15,383
Segment depreciation expense	4,301	—	421	471	137	5,330
Segment Profit	$11,333	$4,583	$3,837	$804	$156	$20,713

	For the Nine Months Ended March 28, 2021
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$228,440	$130,898	$72,563	$47,815	$3,431	$483,147
Cost of sales	205,691	112,639	49,375	46,318	3,034	417,057
Gross profit	22,749	18,259	23,188	1,497	397	66,090
Segment depreciation expense	13,909	—	1,050	1,321	489	16,769
Segment Profit	$36,658	$18,259	$24,238	$2,818	$886	$82,859

	For the Nine Months Ended March 29, 2020
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$261,212	$132,496	$66,094	$57,853	$2,799	$520,454
Cost of sales	239,725	118,114	55,089	56,296	2,739	471,963
Gross profit	21,487	14,382	11,005	1,557	60	48,491
Segment depreciation expense	12,525	—	1,153	1,465	300	15,443
Segment Profit	$34,012	$14,382	$12,158	$3,022	$360	$63,934

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The reconciliations of segment gross profit to consolidated income (loss) before income taxes are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Polyester	$7,222	$7,032	$22,749	$21,487
Asia	7,153	4,583	18,259	14,382
Brazil	10,598	3,416	23,188	11,005
Nylon	437	333	1,497	1,557
All Other	185	19	397	60
Segment gross profit	25,595	15,383	66,090	48,491
Selling, general and administrative expenses	14,581	11,720	38,570	35,208
(Benefit) provision for bad debts	(184)	580	(1,330)	331
Other operating expense (income), net	2,582	(62)	4,236	900
Operating income	8,616	3,145	24,614	12,052
Interest income	(159)	(173)	(471)	(595)
Interest expense	885	1,231	2,589	3,589
Equity in earnings of unconsolidated affiliates	(528)	(3,526)	(751)	(1,904)
Impairment of investment in unconsolidated affiliate	—	45,194	—	45,194
Income (loss) before income taxes	$8,418	$(39,581)	$23,247	$(34,232)

The reconciliations of segment total assets to consolidated total assets are as follows:

	March 28, 2021	June 28, 2020
Polyester	$271,682	$263,496
Asia	61,494	41,452
Brazil	62,898	49,967
Nylon	42,357	42,020
Segment total assets	438,431	396,935
Other current assets	62,460	48,600
Other PP&E	22,036	23,676
Other operating lease assets	1,210	1,503
Other non-current assets	4,235	3,448
Total assets	$528,372	$474,162

22.  Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Nine Months Ended
	March 28, 2021	March 29, 2020
Interest, net of capitalized interest of $145 and $86, respectively	$2,395	$3,535
Income tax payments, net	4,039	4,833

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds.

Non-Cash Investing and Financing Activities

As of March 28, 2021 and June 28, 2020, $1,241 and $630, respectively, were included in accounts payable for unpaid capital expenditures. As of March 29, 2020 and June 30, 2019, $619 and $1,329, respectively, were included in accounts payable for unpaid capital expenditures.

During the nine months ended March 28, 2021 and March 29, 2020, UNIFI recorded non-cash activity relating to finance leases of $740 and $6,301, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended March 28, 2021, while a reference to the “prior period” refers to the three-month period ended March 29, 2020.  A reference to the “current nine-month period” refers to the nine-month period ended March 28, 2021, while a reference to the “prior nine-month period” refers to the nine-month period ended March 29, 2020. Such references may be accompanied by certain phrases for added clarity. The current period and the prior period each consisted of 13 weeks. The current nine-month period and the prior nine-month period each consisted of 39 weeks.

Our discussions in this Item 2 focus on our results during, or as of, the three months and nine months ended March 28, 2021 and March 29, 2020, and, to the extent applicable, any material changes from the information discussed in the 2020 Form 10-K or other important intervening developments or information.  These discussions should be read in conjunction with the 2020 Form 10-K for more detailed and background information about our business, operations and financial condition. Discussion of foreign currency translation is primarily associated with the weakening of the Brazilian Real (“BRL”) and changes in the Chinese Renminbi (“RMB”) versus the U.S. Dollar (“USD”). In discussion of operating results in this report, we refer to our operations in the “NACA” region, which is the region comprised of the trade zones covered by USMCA, NAFTA and CAFTA-DR.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the current COVID-19 outbreak a global pandemic. Efforts to contain the spread of COVID-19 intensified during March and April 2020. Several states, including North Carolina, where UNIFI’s primary manufacturing and administrative operations are located, declared states of emergency. A number of foreign and local governments also enacted temporary business closures, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. The local and global measures significantly reduced economic activity and demand, thereby reducing overall demand for UNIFI’s products from March 2020 to December 2020.

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

Global measures taken to reduce the spread of the COVID-19 pandemic generated a significant decline in global business activity that may have a lasting impact on the global economy and consumer demand. The duration of the COVID-19 pandemic and its related impact on our business is currently unknown. Through March 2020, the COVID-19 pandemic had no significant adverse impact on UNIFI’s business, although sales growth for our Asia Segment was temporarily slowed by the extensive government shutdown in China. Throughout calendar 2020, the Asia Segment’s overall performance and profitability was moderately impacted by the COVID-19 pandemic, while our U.S., Brazil and El Salvador operations were more adversely impacted by the COVID-19 pandemic, most notably in the June 2020 quarter during the most intense declines in global demand. The global disruption caused by the COVID-19 pandemic has negatively impacted, and will continue to negatively impact, overall global demand and business activity, including textiles in both the Americas and Asia for a currently unknown duration.

While our operating results for the current nine-month period indicate a robust recovery of the textile supply chain and increased activity from the considerably low levels of demand experienced in the June 2020 quarter, significant restoration of consumer spending and retail activity will be critical to our end-markets to enable a full and sustained economic rebound. UNIFI anticipates a recovery in global economic activity when the COVID-19 pandemic is sufficiently contained.  The economic rebound will depend on the pace and effectiveness of the containment efforts deployed by various international, national, state, and local governments, along with the speed and effectiveness with which potential treatment and vaccine methods are deployed. However, the anticipated economic rebound would be jeopardized by a significant degradation in local and global healthcare systems’ abilities to treat infections, mutations of the virus that cause further difficulty in containment efforts, or shelter-in-place orders in UNIFI’s primary geographic markets.

Specifically, the local government in Sao Paolo, Brazil issued lockdown orders during late March 2021 that continued into April 2021 in an effort to slow the spread of COVID-19 among its citizens. Additionally, store closings and manufacturing shutdowns occurred around that same time. The restrictions caused an immediate disruption to our Brazil Segment’s revenue during the quarantine period. A significant recovery in sales volumes immediately following the lockdown will be necessary for the Brazil Segment to continue achieving quarterly segment net sales in excess of $20,000.

Despite economic pressures amid the COVID-19 pandemic, textile demand and business activity levels in the current nine-month period exceeded our expectations when we began the fiscal year. However, there is no certainty that such levels will continue or increase during the remainder of calendar 2021. Additionally, there is no clear indication that the recent demand and activity levels were the result of economic restoration, as those levels could have been favorably impacted by pent up demand. UNIFI will continue to monitor the COVID-19 pandemic, prioritizing the health and safety of our employees, while delivering on customer demand.

While our year-to-date fiscal 2021 results have exceeded our expectations and we have experienced several improvements across certain financial metrics, our underlying sales volumes in certain core markets have not fully recovered. Therefore, we are unsure of the impact on our operational and financial results through at least fiscal 2021, based on present factors and conditions, along with the uncertainty surrounding global demand.

Update on Recent Trade Initiatives

UNIFI remains committed to pursuing relief from the elevated levels of low-cost and subsidized polyester textured yarn (“Subject Imports”) entering the U.S. market from foreign countries. Trade petition efforts to slow low-cost and subsidized polyester textured yarn from China and India were successful during calendar 2019, which led to a temporary improvement in our U.S. polyester textured yarn sales prior to the onset of the COVID-19 pandemic during the March 2020 quarter.

Subsequent to the completion of the trade initiatives against China and India, imports from Indonesia, Malaysia, Thailand, and Vietnam seemingly replaced much of the imports from China and India and surged into the U.S. market. Subject Imports from Indonesia, Malaysia, Thailand, and Vietnam increased from calendar 2017 to calendar 2019 by over 80%. Similar to the adverse impacts of imports from China and India in previous years, the Subject Imports from Indonesia, Malaysia, Thailand, and Vietnam undersold the domestic industry, taking sales from and exerting considerable downward pricing pressure on yarns produced by UNIFI. Accordingly, UNIFI is a petitioner to the United States Department of Commerce (the “Department of Commerce”) and the United States International Trade Commission (the "USITC") alleging dumping of polyester textured yarn in the U.S. market from Indonesia, Malaysia, Thailand, and Vietnam.

In December 2020, the USITC made affirmative determinations in its preliminary phase of antidumping duty investigations concerning polyester textured yarn from Indonesia, Malaysia, Thailand, and Vietnam. Preliminary determinations from the Department of Commerce are expected during the June 2021 quarter. The entire investigative process will take approximately one year, with final determinations of dumping rates likely occurring by the end of calendar 2021.

Recent Raw Material Volatility

At the beginning of the March 2021 quarter, UNIFI expected increases in certain raw material costs associated with rising global petroleum prices. As the March 2021 quarter transpired, (i) the state of Texas experienced harsh weather conditions that placed significant pressure on the U.S. supply chain for polyester feedstock and (ii) global petroleum prices rose. Both events caused a rise in polyester raw material costs for UNIFI, increasing the March 28, 2021 inventory balance. UNIFI’s selling price adjustments typically lag raw material cost changes by an average of approximately 90 days. Accordingly, UNIFI’s June 2021 quarter will include gross margin pressure from the impact of higher raw material costs carried in inventory and the inherent lag in implementing responsive selling price adjustments.

Current Nine-Month Period Performance

Prior to the COVID-19 pandemic, our operations were achieving incremental sales volume growth from both (i) continued demand for sustainable products with our REPREVE® platform and (ii) U.S. market share recapture from our trade initiatives that were finalized in January 2020. Additionally, we have recently benefited from a more favorable polyester raw material cost environment, most notably in the first six months of fiscal 2021.

In the current nine-month period, our Polyester and Nylon Segments were adversely impacted by the COVID-19 pandemic, as manufacturing activity in the U.S. has recovered less rapidly than in Asia and Brazil, while production activity in Central America surged following the June 2020 quarter. Although productivity remains pressured by lower global demand, our Asia Segment continues to perform well with both new and existing customer programs. The Brazil Segment was able to navigate its domestic recovery more favorably than competitive importers, resulting in sales volume and market share growth compared to recent fiscal years. We believe the outperformance by the Brazil Segment includes the temporary capture of market share from competitive imports and higher conversion margin due to the unfavorable dynamics facing competitors regarding input and freight costs combined with weaker delivery speed. Competition, pricing, and gross margins are expected to normalize over the mid- to long-term, especially following the exceptional gross margin rates achieved by the Brazil Segment for both the current period and current nine-month period.

Although sales volumes in the NACA region were pressured in the current nine-month period, our operations benefited from raw material and selling price stability and sales mix improvements. Accordingly, we were able to achieve better-than-expected operating results in the current nine-month period.

While sales and gross profit pressures from the COVID-19 pandemic have weighed on our financial results, we have remained diligent in managing our operations as efficiently and effectively as possible while delivering on customer demand. Accordingly, we generated operating cash flows in the current nine-month period and reduced our debt principal during fiscal 2021. Our performance in fiscal 2021 has further strengthened our balance sheet and solidified the foundation for further growth subsequent to the negative impacts of the COVID-19 pandemic.

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

Key Performance Indicators and Non-GAAP Financial Measures

UNIFI continuously reviews performance indicators to measure its success.  These performance indicators form the basis of management’s discussion and analysis included below:

•	sales volume and revenue for UNIFI and for each reportable segment;
•	gross profit and gross margin for UNIFI and for each reportable segment;
•	net income (loss) and diluted EPS;
•	Segment Profit, which equals segment gross profit plus segment depreciation expense;
•	unit conversion margin, which represents unit net sales price less unit raw material costs, for UNIFI and for each reportable segment;
•	working capital, which represents current assets less current liabilities;
•	Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which represents Net income (loss) before net interest expense, income tax expense and depreciation and amortization expense;
•

Adjusted EBITDA, which represents EBITDA adjusted to exclude equity in earnings of PAL, and, from time to time, certain other adjustments necessary to understand and compare the underlying results of UNIFI;

•

Adjusted Net Income, which represents net income (loss) calculated under GAAP, adjusted to exclude certain amounts which management believes do not reflect the ongoing operations and performance of UNIFI and/or for which exclusion may be necessary to understand and compare the underlying results of UNIFI;

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

Review of Results of Operations

Three Months Ended March 28, 2021 Compared to Three Months Ended March 29, 2020

Consolidated Overview

The below tables provide:

•	the components of net income (loss) and the percentage increase or decrease over the prior fiscal year amounts,
•	a reconciliation from net income (loss) to EBITDA and Adjusted EBITDA, and
•	a reconciliation from net income (loss) to Adjusted Net Income and Adjusted EPS.

Following the tables is a discussion and analysis of the significant components of net income (loss).

Net income (loss)

	For the Three Months Ended
	March 28, 2021		March 29, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$178,866	100.0	$170,994	100.0	4.6
Cost of sales	153,271	85.7	155,611	91.0	(1.5)
Gross profit	25,595	14.3	15,383	9.0	66.4
SG&A	14,581	8.2	11,720	6.9	24.4
(Benefit) provision for bad debts	(184)	(0.1)	580	0.3	(131.7)
Other operating expense (income), net	2,582	1.4	(62)	—	nm
Operating income	8,616	4.8	3,145	1.8	174.0
Interest expense, net	726	0.4	1,058	0.6	(31.4)
Equity in earnings of unconsolidated affiliates	(528)	(0.3)	(3,526)	(2.1)	(85.0)
Impairment of investment in unconsolidated affiliate	—	—	45,194	26.4	(100.0)
Income (loss) before income taxes	8,418	4.7	(39,581)	(23.1)	(121.3)
Provision for income taxes	3,660	2.0	1,530	0.9	139.2
Net income (loss)	$4,758	2.7	$(41,111)	(24.0)	(111.6)

nm – Not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net income (loss) to EBITDA and Adjusted EBITDA were as follows:

	For the Three Months Ended
	March 28, 2021	March 29, 2020
Net income (loss)	$4,758	$(41,111)
Interest expense, net	726	1,058
Provision for income taxes	3,660	1,530
Depreciation and amortization expense (1)	6,761	6,014
EBITDA	15,905	(32,509)

Equity in earnings of PAL	—	(3,336)
EBITDA excluding PAL	15,905	(35,845)

Impairment of investment in unconsolidated affiliate (2)	—	45,194
Adjusted EBITDA	$15,905	$9,349

(1)

Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. Within the accompanying condensed consolidated statements of cash flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.

(2)	In the third quarter of fiscal 2020, UNIFI recorded an impairment charge of $45,194 related to the April 2020 sale of its 34% interest in PAL.

Adjusted Net Income and Adjusted EPS (Non-GAAP Measures)

The tables below set forth reconciliations of (i) Income (loss) before income taxes (“Pre-tax Income (Loss)”), Provision for income taxes (“Tax Impact”) and Net Income (Loss) to Adjusted Net Income and (ii) Diluted EPS to Adjusted EPS.

	For the Three Months Ended March 28, 2021				For the Three Months Ended March 29, 2020
	Pre-tax Income	Tax Impact	Net Income	Diluted EPS	Pre-tax (Loss) Income	Tax Impact	Net (Loss) Income	Diluted EPS
GAAP results	$8,418	$(3,660)	$4,758	$0.25	$(39,581)	$(1,530)	$(41,111)	$(2.23)
Impairment of investment in unconsolidated affiliate (1)	—	—	—	—	45,194	—	45,194	2.45
Adjusted results	$8,418	$(3,660)	$4,758	$0.25	$5,613	$(1,530)	$4,083	$0.22

Weighted average common shares outstanding				18,967				18,475

(1)	For the three months ended March 29, 2020, UNIFI recorded an impairment charge of $45,194 related to the April 2020 sale of its 34% interest in PAL.

Net Sales

Consolidated net sales increased $7,872, or 4.6%, for the current period in comparison to the prior period, primarily attributable to (i) sales growth in Asia due to continued sales momentum for REPREVE-branded products and (ii) higher selling prices in Brazil.

Consolidated sales volumes increased 8.3% in the current period, primarily attributable to continued expansion of REPREVE-branded product for the Asia Segment. The increase was partially offset by the adverse impact of the COVID-19 pandemic on U.S. product demand, as the North America market has experienced significant, but not full recovery, since the June 2020 quarter.

Once the COVID-19 pandemic subsides, we believe incremental revenue for the Polyester Segment will be generated from both the polyester textured yarn trade petition completed in early calendar 2020 and the actions currently pending with the USITC and Department of Commerce. However, our Nylon Segment results continue to reflect the current global trend of declining demand for nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices decreased 3.7%, primarily attributable to a lower priced sales mix.

REPREVE® Fiber products for the current period comprised 33% of consolidated net sales, up from 29% for the prior period and 31% for fiscal 2020.

Gross Profit

Gross profit for the current period increased by $10,212, or 66.4%, as compared to the prior period. Although the COVID-19 pandemic adversely impacted sales volumes in our Polyester Segment, an improved sales mix and manufacturing efficiencies helped drive gross profit improvement. Sales volumes in our Asia Segment outperformed in the current period as compared to the prior period, where sales growth was temporarily slowed by the COVID-19 pandemic.  Further, the Brazil Segment outperformed with an exceptional gross margin in the current period, primarily due to higher pricing levels under an improved competitive position.

•	For the Polyester Segment, gross profit benefited from an improved sales mix and manufacturing efficiencies.
•	For the Asia Segment, gross profit benefited from cost and sales mix improvements combined with higher sales volumes.
•	For the Brazil Segment, gross profit benefited from strong local pricing due to temporary market share capture.

SG&A

SG&A increased from the prior period, primarily due to higher accrued incentive compensation in the current period, as UNIFI recognized the maximum annual bonus accrual through the nine months ended March 28, 2021.

(Benefit) Provision for Bad Debts

The current period and prior period reflect no material activity for bad debts.

Other Operating Expense (Income), Net

The current period reflects a predominantly non-cash loss on the disposal of assets of $2,559 primarily relating to the removal of existing texturing machinery to allow for the future installation of new eAFK Evo texturing machinery. The prior period reflects no material activity.

Interest Expense, Net

Interest expense, net decreased from the prior period to the current period, primarily attributable to a lower average debt principal. The components of consolidated interest expense, net were as follows:

	For the Three Months Ended
	March 28, 2021	March 29, 2020
Interest and fees on the ABL Facility	$732	$977
Other interest	148	223
Subtotal of interest on debt obligations	880	1,200
Other components of interest expense	5	31
Total interest expense	885	1,231
Interest income	(159)	(173)
Interest expense, net	$726	$1,058

Equity in Earnings of Unconsolidated Affiliates

The components of equity in earnings of unconsolidated affiliates were as follows:

	For the Three Months Ended
	March 28, 2021	March 29, 2020
Earnings from PAL	$—	$(3,336)
Earnings from nylon joint ventures	(528)	(190)
Total equity in earnings of unconsolidated affiliates	$(528)	$(3,526)

As a percentage of consolidated income before income taxes	6.3%	8.9%

On April 29, 2020, UNIFI sold its 34% non-controlling partnership interest in PAL (the “PAL Investment”). The comparative decrease in earnings from PAL reflects earnings recorded in the prior period with no results recorded in the current period.

Impairment of Investment in Unconsolidated Affiliate

As of March 29, 2020, UNIFI owned a 34% interest in PAL and Parkdale, Incorporated (“Parkdale”) owned the majority 66% interest. During March 2020, UNIFI commenced negotiations to sell the PAL Investment to Parkdale. Such negotiations indicated that the fair value of the PAL Investment was less than UNIFI’s carrying value and UNIFI no longer intended to hold the PAL Investment to allow recovery of the carrying value. UNIFI recorded an other-than-temporary impairment of $45,194 to adjust the PAL Investment to fair value.

In April 2020, UNIFI and Parkdale finalized negotiations to sell UNIFI’s PAL Investment to Parkdale for $60,000. The transaction closed on April 29, 2020 and UNIFI received $60,000 in cash.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Three Months Ended
	March 28, 2021	March 29, 2020
Provision for income taxes	$3,660	$1,530
Effective tax rate	43.5%	(3.9)%

The effective tax rate is subject to variation due to numerous factors, including variability in the amount of income before income taxes, the mix of income by jurisdiction, changes in deferred tax valuation allowances and changes in statutes, regulations and case law.  Additionally, the impacts of discrete and other rate impacting items are greater when income before income taxes is lower.

The increase in the effective tax rate from the prior period to the current period is primarily attributable to (i) an impairment charge in the prior period for which UNIFI does not expect to realize a future benefit, and (ii) a higher rate impact of U.S. tax on GILTI in the current period.

Net Income (Loss)

Net income for the current period was $4,758, or $0.25 per share, compared to a net loss of $(41,111) or $(2.23) per share, for the prior period.  The prior period included an impairment charge for the PAL Investment.  Excluding the impairment charge, the change in net income was primarily due to higher gross profit in the current period, partially offset by higher SG&A and the loss on the disposal of assets of $2,559.

Adjusted EBITDA (Non-GAAP Financial Measure)

Adjusted EBITDA increased from the prior period to the current period, commensurate with higher gross profit. The increase was partially offset by higher SG&A and the loss on the disposal of assets of $2,559.

Adjusted Net Income and Adjusted EPS (Non-GAAP Financial Measures)

Adjusted Net Income and Adjusted EPS increased from the prior period to the current period, commensurate with higher gross profit. The increase was partially offset by higher SG&A and the loss on the disposal of assets of $2,559.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current period.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Polyester Segment, were as follows:

	For the Three Months Ended
	March 28, 2021		March 29, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$82,668	100.0	$89,767	100.0	(7.9)
Cost of sales	75,446	91.3	82,735	92.2	(8.8)
Gross profit	7,222	8.7	7,032	7.8	2.7
Depreciation expense	5,036	6.1	4,301	4.8	17.1
Segment Profit	$12,258	14.8	$11,333	12.6	8.2

Segment net sales as a percentage of consolidated amounts	46.2%		52.5%
Segment Profit as a percentage of consolidated amounts	38.9%		54.7%

The change in net sales for the Polyester Segment was as follows:

Net sales for the prior period	$89,767
Decrease in sales volumes	(8,976)
Net change in average selling price and sales mix	1,877
Net sales for the current period	$82,668

The decrease in net sales for the Polyester Segment from the prior period to the current period was primarily attributable to lower sales volumes as our U.S. market continues to recover from demand declines in connection with the COVID-19 pandemic. In the prior period, sales volumes were higher primarily due to the acceleration of customer orders in connection with (i) finalized polyester textured yarn trade petitions against China and India and (ii) anticipation of April 2020 pandemic-related lockdowns.

The change in Segment Profit for the Polyester Segment was as follows:

Segment Profit for the prior period	$11,333
Net increase in underlying margins	2,059
Decrease in sales volumes	(1,134)
Segment Profit for the current period	$12,258

The increase in Segment Profit for the Polyester Segment from the prior period to the current period was primarily attributable to (i) improved conversion margin, (ii) manufacturing efficiencies, and (iii) a better sales mix, partially offset by lower sales volumes.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Asia Segment, were as follows:

	For the Three Months Ended
	March 28, 2021		March 29, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$48,483	100.0	$38,621	100.0	25.5
Cost of sales	41,330	85.2	34,038	88.1	21.4
Gross profit	7,153	14.8	4,583	11.9	56.1
Depreciation expense	—	—	—	—	—
Segment Profit	$7,153	14.8	$4,583	11.9	56.1

Segment net sales as a percentage of consolidated amounts	27.1%		22.6%
Segment Profit as a percentage of consolidated amounts	22.7%		22.1%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior period	$38,621
Increase in sales volumes of Chip and staple fiber	8,029
Net increase in sales volumes of certain other products	5,327
Change in average selling price and sales mix	(6,435)
Favorable foreign currency translation effects	2,941
Net sales for the current period	$48,483

The increase in net sales for the Asia Segment from the prior period to the current period was primarily attributable to higher sales volumes driven by the continued momentum of REPREVE®-branded products and favorable foreign currency translation effects. Sales volumes in the prior period were adversely impacted by manufacturing shutdowns of customers in China in response to the spread of COVID-19.

The RMB weighted average exchange rate was 6.49 RMB/USD and 6.98 RMB/USD for the current period and the prior period, respectively.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior period	$4,583
Change in underlying margins and sales mix	1,181
Increase in sales volumes	1,047
Favorable foreign currency translation effects	342
Segment Profit for the current period	$7,153

Segment Profit for the Asia Segment increased from the prior period, primarily due to (i) higher sales volumes, (ii) raw material cost benefits achieved on certain product lines, (iii) sales mix improvements, and (iv) favorable foreign currency translation effects.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Brazil Segment, were as follows:

	For the Three Months Ended
	March 28, 2021		March 29, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$25,704	100.0	$21,060	100.0	22.1
Cost of sales	15,106	58.8	17,644	83.8	(14.4)
Gross profit	10,598	41.2	3,416	16.2	nm
Depreciation expense	299	1.2	421	2.0	(29.0)
Segment Profit	$10,897	42.4	$3,837	18.2	184.0

Segment net sales as a percentage of consolidated amounts	14.4%		12.3%
Segment Profit as a percentage of consolidated amounts	34.6%		18.5%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior period	$21,060
Increase in average selling price	7,635
Increase in sales volumes	958
Unfavorable foreign currency translation effects	(3,949)
Net sales for the current period	$25,704

The increase in net sales for the Brazil Segment from the prior period to the current period was primarily attributable to the Brazil Segment’s ability to capture market share from competitors and increase selling prices, partially offset by unfavorable foreign currency translation effects.

The BRL weighted average exchange rate was 5.47 BRL/USD and 4.44 BRL/USD for the current period and the prior period, respectively.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior period	$3,837
Increase in underlying margins	7,576
Increase in sales volumes	178
Unfavorable foreign currency translation effects	(694)
Segment Profit for the current period	$10,897

The exceptional increase in Segment Profit for the Brazil Segment from the prior period to the current period was primarily attributable to the segment’s ability to achieve favorable pricing and utilization levels under a strengthened competitive position, partially offset by unfavorable foreign currency translation effects.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Nylon Segment, were as follows:

	For the Three Months Ended
	March 28, 2021		March 29, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$20,778	100.0	$20,567	100.0	1.0
Cost of sales	20,341	97.9	20,234	98.4	0.5
Gross profit	437	2.1	333	1.6	31.2
Depreciation expense	441	2.1	471	2.3	(6.4)
Segment Profit	$878	4.2	$804	3.9	9.2

Segment net sales as a percentage of consolidated amounts	11.6%		12.0%
Segment Profit as a percentage of consolidated amounts	2.8%		3.9%

The change in net sales for the Nylon Segment was as follows:

Net sales for the prior period	$20,567
Increase in sales volumes	3,813
Net change in average selling price and sales mix	(3,602)
Net sales for the current period	$20,778

The increase in net sales for the Nylon Segment from the prior period to the current period was primarily attributable to higher sales volumes, partially offset by a shift in sales mix following declines in hosiery demand.

The change in Segment Profit for the Nylon Segment was as follows:

Segment Profit for the prior period	$804
Increase in sales volumes	149
Net decrease in underlying margins	(75)
Segment Profit for the current period	$878

Segment Profit for the Nylon Segment in the current period was slightly higher, primarily due to higher sales volumes.

Review of Results of Operations

Nine Months Ended March 28, 2021 Compared to Nine Months Ended March 29, 2020

Consolidated Overview

The below tables provide:

•	the components of net income (loss) and the percentage increase or decrease over the prior fiscal year amounts,
•	a reconciliation from net income (loss) to EBITDA and Adjusted EBITDA, and
•	a reconciliation from net income (loss) to Adjusted Net Income and Adjusted EPS.

Following the tables is a discussion and analysis of the significant components of net income (loss).

Net income (loss)

	For the Nine Months Ended
	March 28, 2021		March 29, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$483,147	100.0	$520,454	100.0	(7.2)
Cost of sales	417,057	86.3	471,963	90.7	(11.6)
Gross profit	66,090	13.7	48,491	9.3	36.3
SG&A	38,570	8.0	35,208	6.8	9.5
(Benefit) provision for bad debts	(1,330)	(0.3)	331	—	nm
Other operating expense, net	4,236	0.9	900	0.2	nm
Operating income	24,614	5.1	12,052	2.3	104.2
Interest expense, net	2,118	0.5	2,994	0.6	(29.3)
Equity in earnings of unconsolidated affiliates	(751)	(0.2)	(1,904)	(0.4)	(60.6)
Impairment of investment in unconsolidated affiliate	—	—	45,194	8.7	(100.0)
Income (loss) before income taxes	23,247	4.8	(34,232)	(6.6)	(167.9)
Provision for income taxes	7,593	1.6	2,758	0.5	175.3
Net income (loss)	$15,654	3.2	$(36,990)	(7.1)	(142.3)

nm – Not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net income (loss) to EBITDA and Adjusted EBITDA were as follows:

	For the Nine Months Ended
	March 28, 2021	March 29, 2020
Net income (loss)	$15,654	$(36,990)
Interest expense, net	2,118	2,994
Provision for income taxes	7,593	2,758
Depreciation and amortization expense (1)	18,829	17,499
EBITDA	44,194	(13,739)

Equity in earnings of PAL	—	(1,324)
EBITDA excluding PAL	44,194	(15,063)

Impairment of investment in unconsolidated affiliate (2)	—	45,194
Severance (3)	—	383
Adjusted EBITDA	$44,194	$30,514

(1)

Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. Within the accompanying condensed consolidated statements of cash flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.

(2)	In the third quarter of fiscal 2020, UNIFI recorded an impairment charge of $45,194 related to the April 2020 sale of its 34% interest in PAL.
(3)	In the second quarter of fiscal 2020, UNIFI commenced a wind-down plan for its operations in Sri Lanka. The adjustment primarily reflects accrued severance and exit costs.

Adjusted Net Income and Adjusted EPS (Non-GAAP Measures)

The tables below set forth reconciliations of (i) Income (loss) before income taxes (“Pre-tax Income (Loss)”), Provision for income taxes (“Tax Impact”) and Net Income (Loss) to Adjusted Net Income and (ii) Diluted EPS to Adjusted EPS.

	For the Nine Months Ended March 28, 2021				For the Nine Months Ended March 29, 2020
	Pre-tax Income	Tax Impact	Net Income	Diluted EPS	Pre-tax (Loss) Income	Tax Impact	Net (Loss) Income	Diluted EPS
GAAP results	$23,247	$(7,593)	$15,654	$0.83	$(34,232)	$(2,758)	$(36,990)	$(2.00)
Impairment of investment in unconsolidated affiliate (1)	—	—	—	—	45,194	—	45,194	2.44
Severance (2)	—	—	—	—	383	(80)	303	0.02
Adjusted results	$23,247	$(7,593)	$15,654	$0.83	$11,345	$(2,838)	$8,507	$0.46

Weighted average common shares outstanding				18,796				18,485

(1)	For the nine months ended March 29, 2020, UNIFI recorded an impairment charge of $45,194 related to the April 2020 sale of its 34% interest in PAL.

(2)	In the second quarter of fiscal 2020, UNIFI commenced a wind-down plan for its operations in Sri Lanka. The adjustment primarily reflects accrued severance and exit costs.

Net Sales

Consolidated net sales decreased $37,307, or 7.2%, for the current nine-month period in comparison to the prior nine-month period primarily attributable to (i) the COVID-19 pandemic, (ii) lower nylon sales volumes, (iii) lower average selling prices, and (iv) unfavorable foreign currency translation.

Consolidated sales volumes decreased 0.1%, primarily attributable to (i) the adverse impact of the COVID-19 pandemic on product demand and (ii) lower sales in the Nylon Segment. However, the overall volume decrease was partially offset by the Brazil Segment, which was agile and responsive to COVID-19 pandemic-related demand fluctuations in the current nine-month period and generated volume growth by capturing market share from competitors.

Once the COVID-19 pandemic subsides, we believe incremental revenue for the Polyester Segment will be generated from both the polyester textured yarn trade petition completed in early calendar 2020 and the actions currently pending with the USITC and Department of Commerce. However, the Nylon Segment results continue to reflect the adverse impacts of (i) customers shifting certain programs to overseas garment production and (ii) the current global trend of declining demand for nylon socks, ladies’ hosiery and intimate apparel.

Consolidated average sales prices decreased 7.1%, primarily attributable to (i) a decline in higher-priced nylon product sales, (ii) sales price declines associated with polyester raw material cost changes, and (iii) unfavorable foreign currency translation.

REPREVE® Fiber products for the current nine-month period comprised 35% of consolidated net sales, up from 31% for the prior nine-month period and 31% for fiscal 2020.

Gross Profit

Gross profit for the current nine-month period increased by $17,599, or 36.3%, as compared to the prior nine-month period. The COVID-19 pandemic adversely impacted sales and production volumes for our Polyester and Nylon Segments, driving comparably lower profitability in the U.S. during the September 2020 quarter. The COVID-19 pandemic also adversely impacted sales volumes for the Asia Segment. However, the Brazil Segment outperformed the prior nine-month period by capturing market share and maintaining strong conversion margin.

•

For the Polyester Segment, gross profit benefited from a better sales mix, higher conversion margin and manufacturing cost improvements, but was adversely impacted by lower fixed cost absorption due to lower demand in the September 2020 quarter.

•	For the Asia Segment, gross profit increased from the prior nine-month period primarily due to supply chain efficiencies driving lower costs for certain products and sales mix improvements.
•

For the Brazil Segment, gross profit increased from the prior nine-month period primarily due to higher sales volumes and conversion margin due to temporary market share capture, partially offset by unfavorable foreign currency translation impacts.

•	For the Nylon Segment, gross profit decreased primarily due to lower demand levels driven by the COVID-19 pandemic and shifts towards overseas production.

SG&A

SG&A increased from the prior nine-month period, primarily due to higher accrued incentive compensation in the current nine-month period, as UNIFI recognized the maximum annual bonus accrual through the nine months ended March 28, 2021. The increase was partially offset by lower travel and entertainment expenses in the current nine-month period due to COVID-19 pandemic related restrictions.

(Benefit) Provision for Bad Debts

The current nine-month period benefit for bad debts reflects general improvement in customer payment frequency following the adverse effects of the COVID-19 pandemic on customer health. The prior period reflects no material activity.

Other Operating Expense, Net

The current nine-month period reflects (i) a predominantly non-cash loss on the disposal of assets of $2,773 primarily relating to the removal of existing texturing machinery to allow for the future installation of new eAFK Evo texturing machinery, (ii) severance charges of $837 and (iii) foreign currency transaction losses of $610. The prior nine-month period reflects severance charges of $1,003.

Interest Expense, Net

Interest expense, net decreased from the prior nine-month period to the current nine-month period, primarily attributable to a lower average debt principal. The components of consolidated interest expense, net were as follows:

	For the Nine Months Ended
	March 28, 2021	March 29, 2020
Interest and fees on the ABL Facility	$2,229	$3,026
Other interest	328	463
Subtotal of interest on debt obligations	2,557	3,489
Other components of interest expense	32	100
Total interest expense	2,589	3,589
Interest income	(471)	(595)
Interest expense, net	$2,118	$2,994

Equity in Earnings of Unconsolidated Affiliates

The components of equity in earnings of unconsolidated affiliates were as follows:

	For the Nine Months Ended
	March 28, 2021	March 29, 2020
Earnings from PAL	$—	$(1,324)
Earnings from nylon joint ventures	(751)	(580)
Total equity in earnings of unconsolidated affiliates	$(751)	$(1,904)

As a percentage of consolidated income before income taxes	3.2%	5.6%

On April 29, 2020, UNIFI sold the PAL Investment. The comparative decrease in earnings from PAL reflects earnings recorded in the prior nine-month period with no results recorded in the current nine-month period.

Impairment of Investment in Unconsolidated Affiliate

In April 2020, UNIFI and Parkdale finalized negotiations to sell UNIFI’s PAL Investment to Parkdale for $60,000. UNIFI recorded an impairment charge of $45,194 to adjust the PAL Investment to fair value. The transaction closed on April 29, 2020 and UNIFI received $60,000 in cash.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Nine Months Ended
	March 28, 2021	March 29, 2020
Provision for income taxes	$7,593	$2,758
Effective tax rate	32.7%	(8.1)%

The effective tax rate is subject to variation due to numerous factors, including variability in the amount of income before income taxes, the mix of income by jurisdiction, changes in deferred tax valuation allowances and changes in statutes, regulations and case law.  Additionally, the impacts of discrete and other rate impacting items are greater when income before income taxes is lower.

The increase in the effective tax rate from the prior nine-month period to the current nine-month period is primarily attributable to (i) an impairment charge in the prior period for which UNIFI does not expect to realize a future benefit, (ii) a higher rate impact of U.S. tax on GILTI in the current nine-month period, and (iii) a benefit for foreign tax credits in the prior nine-month period. This increase is partially offset by a discrete benefit in the current nine-month period for the retroactive GILTI high-tax exclusion for prior periods.

Net Income (Loss)

Net income for the current nine-month period was $15,654, or $0.83 per share, compared to net loss of $(36,990) or $(2.00) per share, for the prior nine-month period. The prior nine-month period included an impairment charge of $45,194 for the PAL Investment.  Excluding the impairment charge, the improvement in net income was primarily attributable to higher gross profit in the current nine-month period.

Adjusted EBITDA (Non-GAAP Financial Measure)

Adjusted EBITDA increased from the prior nine-month period to the current nine-month period, primarily due to higher gross profit.

Adjusted Net Income and Adjusted EPS (Non-GAAP Financial Measures)

Adjusted Net Income and Adjusted EPS increased from the prior nine-month period to the current nine-month period, commensurate with higher gross profit.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current nine-month period.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts for the Polyester Segment, were as follows:

	For the Nine Months Ended
	March 28, 2021		March 29, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$228,440	100.0	$261,212	100.0	(12.5)
Cost of sales	205,691	90.1	239,725	91.8	(14.2)
Gross profit	22,749	9.9	21,487	8.2	5.9
Depreciation expense	13,909	6.1	12,525	4.8	11.0
Segment Profit	$36,658	16.0	$34,012	13.0	7.8

Segment net sales as a percentage of consolidated amounts	47.3%		50.2%
Segment Profit as a percentage of consolidated amounts	44.2%		53.2%

The change in net sales for the Polyester Segment was as follows:

Net sales for the prior nine-month period	$261,212
Decrease in sales volumes	(21,353)
Net change in average selling price and sales mix	(11,419)
Net sales for the current nine-month period	$228,440

The decrease in net sales for the Polyester Segment from the prior nine-month period to the current nine-month period was primarily attributable to (i) the adverse impact of the COVID-19 pandemic on market demand and (ii) lower average selling prices associated with lower polyester raw material costs.

The change in Segment Profit for the Polyester Segment was as follows:

Segment Profit for the prior nine-month period	$34,012
Change in underlying margins and sales mix	5,428
Decrease in sales volumes	(2,782)
Segment Profit for the current nine-month period	$36,658

The increase in Segment Profit for the Polyester Segment from the prior nine-month period to the current nine-month period was primarily attributable to (i) a better sales mix, (ii) stable conversion margin, and (iii) manufacturing cost improvements, partially offset by lower sales volumes experienced in the September 2020 quarter in connection with the COVID-19 pandemic.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts for the Asia Segment, were as follows:

	For the Nine Months Ended
	March 28, 2021		March 29, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$130,898	100.0	$132,496	100.0	(1.2)
Cost of sales	112,639	86.1	118,114	89.1	(4.6)
Gross profit	18,259	13.9	14,382	10.9	27.0
Depreciation expense	—	—	—	—	—
Segment Profit	$18,259	13.9	$14,382	10.9	27.0

Segment net sales as a percentage of consolidated amounts	27.1%		25.5%
Segment Profit as a percentage of consolidated amounts	22.0%		22.5%
The change in net sales for the Asia Segment was as follows:

Net sales for the prior nine-month period	$132,496
Change in average selling price and sales mix	(12,851)
Decrease in sales volumes of Chip and staple fiber	(4,648)
Net increase in sales volumes of certain other products	9,271
Favorable foreign currency translation effects	6,630
Net sales for the current nine-month period	$130,898

The decrease in net sales for the Asia Segment from the prior nine-month period to the current nine-month period was primarily attributable to overall lower sales volumes during the first half of fiscal 2021, driven by the adverse impacts of the COVID-19 pandemic, partially offset by the continued momentum of REPREVE®-branded products contributing to underlying sales growth.

The RMB weighted average exchange rate was 6.65 RMB/USD and 7.02 RMB/USD for the current nine-month period and the prior nine-month period, respectively.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior nine-month period	$14,382
Change in underlying margins and sales mix	3,158
Favorable foreign currency translation effects	749
Net change in sales volumes	(30)
Segment Profit for the current nine-month period	$18,259

The increase in Segment Profit for the Asia Segment from the prior nine-month period to the current nine-month period was primarily attributable to raw material cost benefits achieved on certain product lines and higher conversion margin.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts for the Brazil Segment, were as follows:

	For the Nine Months Ended
	March 28, 2021		March 29, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$72,563	100.0	$66,094	100.0	9.8
Cost of sales	49,375	68.0	55,089	83.3	(10.4)
Gross profit	23,188	32.0	11,005	16.7	110.7
Depreciation expense	1,050	1.4	1,153	1.7	(8.9)
Segment Profit	$24,238	33.4	$12,158	18.4	99.4

Segment net sales as a percentage of consolidated amounts	15.0%		12.7%
Segment Profit as a percentage of consolidated amounts	29.3%		19.0%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior nine-month period	$66,094
Increase in average selling price and change in sales mix	11,805
Increase in sales volumes	9,969
Unfavorable foreign currency translation effects	(15,305)
Net sales for the current nine-month period	$72,563

The increase in net sales for the Brazil Segment from the prior nine-month period to the current nine-month period was primarily attributable to the Brazil Segment’s ability to capture market share from competitors and increase selling prices, partially offset by unfavorable foreign currency translation effects.

The BRL weighted average exchange rate was 5.43 BRL/USD and 4.17 BRL/USD for the current nine-month period and the prior nine-month period, respectively.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior nine-month period	$12,158
Increase in underlying margins	13,038
Increase in sales volumes	1,838
Unfavorable foreign currency translation effects	(2,796)
Segment Profit for the current nine-month period	$24,238

The increase in Segment Profit for the Brazil Segment from the prior nine-month period to the current nine-month period was primarily attributable to an improved sales mix and conversion margin combined with higher sales volumes stemming from a temporarily improved competitive position in Brazil, partially offset by unfavorable foreign currency translation effects.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts for the Nylon Segment, were as follows:

	For the Nine Months Ended
	March 28, 2021		March 29, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$47,815	100.0	$57,853	100.0	(17.4)
Cost of sales	46,318	96.9	56,296	97.3	(17.7)
Gross profit	1,497	3.1	1,557	2.7	(3.9)
Depreciation expense	1,321	2.8	1,465	2.5	(9.8)
Segment Profit	$2,818	5.9	$3,022	5.2	(6.8)

Segment net sales as a percentage of consolidated amounts	9.9%		11.1%
Segment Profit as a percentage of consolidated amounts	3.4%		4.7%

The change in net sales for the Nylon Segment was as follows:

Net sales for the prior nine-month period	$57,853
Net change in average selling price and sales mix	(5,931)
Decrease in sales volumes	(4,107)
Net sales for the current nine-month period	$47,815

The decrease in net sales for the Nylon Segment from the prior nine-month period to the current nine-month period was primarily attributable to (i) demand declines in connection with the COVID-19 pandemic and (ii) a customer shifting certain programs to overseas garment production subsequent to the prior nine-month period, contributing to (iii) a weaker sales mix following declines in hosiery demand.

The change in Segment Profit for the Nylon Segment was as follows:

Segment Profit for the prior nine-month period	$3,022
Decrease in sales volumes	(215)
Net increase in underlying margins	11
Segment Profit for the current nine-month period	$2,818

The decrease in Segment Profit for the Nylon Segment from the prior nine-month period to the current nine-month period was primarily attributable to lower sales volumes.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service and share repurchases.  UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver of its credit facility.  For the current nine-month period, cash generated from operations was $25,710, and, at March 28, 2021, excess availability under the ABL Revolver was $63,314.

As of March 28, 2021, all of UNIFI’s $89,394 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while 41% of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital and total debt obligations as of March 28, 2021 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$44,387	$31,211	$75,598
Borrowings available under financing arrangements	63,314	—	63,314
Liquidity	$107,701	$31,211	$138,912

Working capital	$94,748	$117,301	$212,049
Total debt obligations	$89,394	$—	$89,394

UNIFI’s primary cash requirements, in addition to normal course operating activities (e.g. working capital and payroll), primarily include (i) capital expenditures that generally have commitments of up to 12 months, (ii) contractual obligations that support normal course ongoing operations and production, (iii) operating leases and finance leases, and (iv) debt service.

COVID-19 Pandemic Liquidity Considerations

Because global economic activity slowed within a short period of time, the COVID-19 pandemic introduced liquidity risk that was not present prior to calendar 2020. UNIFI believes that aggressive and prudent actions are necessary to preserve liquidity in the current economic environment, which is pressured by global demand declines and/or uncertainty that began in March 2020. Accordingly, to minimize the disruption to operations that could result from outbreaks among UNIFI employees, UNIFI has prioritized health and safety measures that include restricting travel and group meetings, enforcing social distancing and healthy habits, increased sanitization, and increased wellness monitoring. Additionally, the following aid in reducing risk and ensuring adequate cash is available to fund ongoing operations and obligations:

•	Managing working capital levels and ensuring higher inventory turns.
•	Participating in the supply chain for personal protective equipment and new customer programs.
•	Lowering discretionary expenses that focus on long-term returns, such as marketing, event and other commercial expenses.
•	Maintaining significant cash reserves from cash flows from operations and the proceeds from the PAL Investment sale in April 2020.

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

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	March 28, 2021	March 28, 2021	June 28, 2020
ABL Revolver	December 2023	0.0%	$—	$—
ABL Term Loan	December 2023	3.3% (1)	80,000	87,500
Finance lease obligations	(2)	3.6%	9,394	11,381
Total debt			89,394	98,881
Current ABL Term Loan			(10,000)	(10,000)
Current portion of finance lease obligations			(3,726)	(3,563)
Unamortized debt issuance costs			(534)	(711)
Total long-term debt			$75,134	$84,607

(1)     Includes the effects of interest rate swaps.

(2)     Scheduled maturity dates for finance lease obligations range from May 2022 to November 2027.

As of March 28, 2021:

•	UNIFI was in compliance with all financial covenants in the Credit Agreement,
•	excess availability under the ABL Revolver was $63,314,
•	the Trigger Level (as defined in the Credit Agreement) was $22,500, and
•	$0 of standby letters of credit were outstanding.

UNIFI currently maintains three interest rate swaps that fix LIBOR at approximately 1.9% on $75,000 of variable-rate debt. Such swaps are scheduled to terminate in May 2022. Management will continue to monitor the expected termination of LIBOR and the impact on UNIFI’s operations. However, management does not expect (i) significant efforts are necessary to accommodate a termination of LIBOR or (ii) a significant impact to UNIFI’s operations upon a termination of LIBOR.

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

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2021, the following four fiscal years and thereafter:

	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter
ABL Revolver	$—	$—	$—	$—	$—	$—
ABL Term Loan	2,500	10,000	10,000	57,500	—	—
Finance lease obligations	919	3,545	1,257	1,301	1,195	1,177
Total	$3,419	$13,545	$11,257	$58,801	$1,195	$1,177

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	March 28, 2021	June 28, 2020
Long-term debt	$75,134	$84,607
Current portion of long-term debt	13,726	13,563
Unamortized debt issuance costs	534	711
Debt principal	89,394	98,881
Less: cash and cash equivalents	75,598	75,267
Net Debt	$13,796	$23,614

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measures)

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	March 28, 2021	June 28, 2020
Cash and cash equivalents	$75,598	$75,267
Receivables, net	96,988	53,726
Inventories	122,004	109,704
Income taxes receivable	9,594	4,033
Other current assets	8,475	11,763
Accounts payable	(47,645)	(25,610)
Accrued expenses	(27,145)	(13,689)
Other current liabilities	(25,820)	(15,695)
Working capital	$212,049	$199,499

Less: Cash and cash equivalents	(75,598)	(75,267)
Less: Income taxes receivable	(9,594)	(4,033)
Less: Other current liabilities	25,820	15,695
Adjusted Working Capital	$152,677	$135,894

Working capital increased from $199,499 as of June 28, 2020 to $212,049 as of March 28, 2021, while Adjusted Working Capital increased from $135,894 to $152,677.

The increase in receivables, net and inventories was primarily attributable to increased sales in the current nine-month period following low sales activity in the June 2020 quarter due to significantly suppressed demand levels caused by the COVID-19 pandemic. The increase in income taxes receivable follows the application of the annualized effective tax rate to pre-tax losses. The decrease in other current assets was primarily due to the amount and timing of contract assets revenue recognition. The increase in accounts payable was consistent with the increase in sales and production activity following business recovery during the current nine-month period. The increase in accrued expenses was primarily attributable to higher incentive compensation accruals in the current nine-month period and an increase in deferred revenue associated with increased sales activity in the Asia Segment. The increase in other current liabilities is primarily attributable to the increase in income taxes payable following the application of the annualized effective tax rate to pre-tax income.

Capital Projects

During the current nine-month period, UNIFI invested approximately $12,000 in capital projects, primarily relating to (i) further improvements in production capabilities and technology enhancements in the Americas, (ii) eAFK Evo texturing machinery, and (iii) routine annual maintenance capital expenditures.  Maintenance capital expenditures are necessary to support UNIFI’s current operations, capacities and capabilities and exclude expenses relating to repairs and costs that do not extend an asset’s useful life.

For the remainder of fiscal 2021, we expect to invest up to $12,000 in capital projects for an aggregate annual estimate of up to $24,000, to include (i) making further improvements in production capabilities and technology enhancements in the Americas, (ii) continuing the purchase and installation of new eAFK Evo texturing machines, and (iii) annual maintenance capital expenditures.

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

As of March 28, 2021, UNIFI repurchased a total of 84 shares during fiscal 2020, at an average price of $23.72 (for a total of $1,994 inclusive of commission costs) pursuant to the 2018 SRP.  Accordingly, $48,008 remains available under the 2018 SRP as of March 28, 2021.

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

Operating Cash Flows

The significant components of net cash provided by operating activities are summarized below.

	For the Nine Months Ended
	March 28, 2021	March 29, 2020
Net income (loss)	$15,654	$(36,990)
Equity in earnings of unconsolidated affiliates	(751)	(1,904)
Depreciation and amortization expense	19,007	17,685
Impairment of investment in unconsolidated affiliate	—	45,194
Non-cash compensation expense	2,656	2,510
Deferred income taxes	(1,826)	(10,029)
Subtotal	34,740	16,466

Distributions received from unconsolidated affiliates	—	10,437
Other changes	(9,030)	5,202
Net cash provided by operating activities	$25,710	$32,105

The decrease in net cash provided by operating activities from the prior nine-month period was primarily due to $10,437 of distributions received from PAL in September 2019, while higher Adjusted EBITDA was partially offset by an increase in Adjusted Working Capital in the current nine-month period, both commensurate with business recovery since June 2020.

Investing Cash Flows

Investing activities include (i) approximately $12,000 for capital expenditures, which primarily relate to ongoing maintenance capital expenditures along with production capabilities and technology enhancements in the Americas and (ii) approximately $3,600 for intangible asset purchases in connection with two bolt-on asset acquisitions in an effort to expand our customer portfolios in the U.S.

Financing Cash Flows

Financing activities include scheduled payments against the ABL Term Loan and finance leases during fiscal 2021.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities.  As of March 28, 2021, UNIFI had borrowings under its ABL Term Loan that totaled $80,000, with approximately $5,000 subject to variable rates of interest because UNIFI hedges a significant portion of interest rate variability using interest rate swaps.  After considering the variable rate debt obligations that have been hedged and UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point increase in LIBOR as of March 28, 2021 would result in an increase in annual interest expense of less than $100.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies.  Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange rate risk.  UNIFI may enter into foreign currency forward contracts to hedge this exposure.  UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of March 28, 2021, UNIFI had no outstanding foreign currency forward contracts.

A significant portion of raw materials purchased by UNIFI’s Brazilian subsidiary are denominated in USDs, requiring UNIFI to regularly exchange BRL. A significant portion of sales and asset balances for our Asian subsidiaries are denominated in USDs. During recent fiscal years and quarters, UNIFI was negatively impacted by a devaluation of the BRL.  Also, the RMB experienced fluctuations, which generated foreign currency translation losses in certain fiscal quarters. Discussion and analysis surrounding the impact of the devaluation of the BRL and fluctuations in the value of the RMB on UNIFI’s results of operations are included above in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” UNIFI does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of March 28, 2021, foreign currency exchange rate risk concepts included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	23.5%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$10,277
Denominated in RMB	7,795
Denominated in BRL	7,331
Denominated in other foreign currencies	407
Total cash and cash equivalents held outside the U.S.	$25,810
Percentage of total cash and cash equivalents held outside the U.S.	34.1%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$5,401

Raw Material and Commodity Risks

A significant portion of UNIFI’s raw material and energy costs are derived from petroleum-based chemicals.  The prices for petroleum and petroleum-related products and related energy costs are volatile and dependent on global supply and demand dynamics, including certain geo-political risks.  A sudden rise in the price of petroleum and petroleum-based products could have a material impact on UNIFI’s profitability.  UNIFI does not use financial instruments to hedge its exposure to changes in these costs.  The costs of the primary raw materials that UNIFI uses throughout all of its operations are generally based on USD pricing, and such materials are purchased at market or at fixed prices that are established with individual vendors as part of the purchasing process for quantities expected to be consumed in the ordinary course of business.  UNIFI manages fluctuations in the cost of raw materials primarily by making corresponding adjustments to the prices charged to its customers.  Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of raw materials in the prior quarter.  Pricing adjustments for other customers must be negotiated independently.  UNIFI attempts to pass on to its customers increases in raw material costs, but due to market pressures, this is not always possible. When price increases can be implemented, there is typically a time lag that adversely affects UNIFI’s margins during one or more quarters.  In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one to two fiscal quarters of the raw material price increase for its index-priced customers and within two fiscal quarters of the raw material price increase for its non-index-priced customers.

During fiscal 2019 and 2018, UNIFI operated in a predominantly increasing raw material cost environment. UNIFI believes those higher costs were primarily a result of volatility in the crude oil markets, along with periods of supply and demand constraints for certain polyester feedstock.

During fiscal 2020 and the first six months of fiscal 2021, UNIFI experienced a predominantly favorable, declining raw material cost environment.

During the third quarter of fiscal 2021, UNIFI experienced cost increases for raw materials, primarily related to (i) increases in petroleum prices and (ii) supply chain disruptions that occurred in Texas during February 2021 due to abnormally cold weather. Our raw material costs remain subject to the volatility described above and, should raw material costs increase unexpectedly, UNIFI’s results of operations and cash flows are likely to be adversely impacted.

Other Risks

UNIFI is also exposed to political risk, including changing laws and regulations governing international trade, such as quotas, tariffs and tax laws.  The degree of impact and the frequency of these events cannot be predicted.

Item 4.	Controls and Procedures

As of March 28, 2021, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended March 28, 2021 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

UNIFI, INC.
(Registrant)

Date: May 5, 2021	By:	/s/ CRAIG A. CREATURO
Craig A. Creaturo
Executive Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)