Form 10-K
period 2021-06-27
UNIFI INC
filed 2021-08-25
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐  No  ☒

As of December 25, 2020, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $233,348,635.  The registrant has no non-voting stock.

As of August 20, 2021, the number of shares of the registrant’s common stock outstanding was 18,517,713.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals.  Statements expressing expectations regarding our future, or projections or estimates relating to products, sales, revenues, expenditures, costs, strategies, initiatives or earnings, are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on management’s beliefs, assumptions and expectations about our future performance, considering the information currently available to management.  The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “strive” and words of similar import, or the negative of such words, identify or signal the presence of forward-looking statements.  These statements are not statements of historical fact; and they involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition that we express or imply in any forward-looking statement.  Factors that could contribute to such differences include, but are not limited to:

•	the competitive nature of the textile industry and the impact of global competition;
•	changes in the trade regulatory environment and governmental policies and legislation;
•	the availability, sourcing and pricing of raw materials;
•	general domestic and international economic and industry conditions in markets where the Company competes, including economic and political factors over which the Company has no control;
•	changes in consumer spending, customer preferences, fashion trends and end uses for the Company’s products;
•	the financial condition of the Company’s customers;
•	the loss of a significant customer or brand partner;
•	natural disasters, industrial accidents, power or water shortages, extreme weather conditions and other disruptions at one of the Company’s facilities;
•

the disruption of operations, global demand, or financial performance as a result of catastrophic or extraordinary events, including epidemics or pandemics such as the recent strain of coronavirus (“COVID-19”);

•	the success of the Company’s strategic business initiatives;
•	the volatility of financial and credit markets;
•	the ability to service indebtedness and fund capital expenditures and strategic business initiatives;
•	the availability of and access to credit on reasonable terms;
•	changes in foreign currency exchange, interest and inflation rates;
•	fluctuations in production costs;
•	the ability to protect intellectual property;
•	the strength and reputation of the Company’s brands;
•	employee relations;
•	the ability to attract, retain and motivate key employees;
•	the impact of environmental, health and safety regulations;
•	the impact of tax laws, the judicial or administrative interpretations of tax laws and/or changes in such laws or interpretations; and
•	other factors discussed below in “Item 1A. Risk Factors” or in the Company’s other periodic reports and information filed with the Securities and Exchange Commission (“SEC”).

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

UNIFI, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 27, 2021

Fiscal Year

The fiscal year for Unifi, Inc., its domestic subsidiaries and its subsidiary in El Salvador ends on the Sunday in June or July nearest June 30 of each year. Unifi, Inc.’s fiscal 2021, 2020 and 2019 ended on June 27, 2021, June 28, 2020 and June 30, 2019, respectively.

Unifi, Inc.’s remaining material operating subsidiaries’ fiscal years end on June 30. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal year end and such wholly owned subsidiaries’ fiscal year ends. Unifi, Inc.’s fiscal 2021 and 2020 each consisted of 52 weeks, while fiscal 2019 consisted of 53 weeks.

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

•

The Asia Segment primarily sells polyester-based products to knitters and weavers that produce fabric for the apparel, home furnishings, automotive, industrial and other end-use markets principally in Asia and Europe. The Asia Segment includes sales offices in China, Turkey and Hong Kong.

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

Other information for UNIFI’s reportable segments is provided in Note 24, “Business Segment Information,” to the accompanying consolidated financial statements.  In addition to UNIFI’s reportable segments, UNIFI conducts certain ancillary operations that primarily include for-hire transportation services, which comprise an All Other category. The ancillary operations classified within All Other are immaterial to UNIFI’s consolidated financial statements.

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

Strategic Overview and Operating Results

We believe UNIFI’s underlying performance during recent fiscal years reflects the strength of our global initiative to deliver differentiated solutions to customers and brand partners throughout the world. Our supply chain has been developed and enhanced in multiple regions around the globe, allowing us to deliver a diverse range of fibers and polymers to key customers in the markets we serve, especially apparel. These polyester and nylon products are supported by quality assurance, product development and other customer service teams across UNIFI’s operating subsidiaries. We have developed this successful operating platform by improving operational and business processes and deriving value from sustainability-based initiatives, including polyester and nylon recycling.

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

We believe that further commercial expansion will require a continued stream of new technology and innovation that generates products with meaningful consumer benefits. Along with our recycled platform, UNIFI has significant yarn technologies that provide optimal performance characteristics for today’s marketplace, including moisture management, temperature moderation, stretch, ultra-violet protection and fire retardation, among others. To achieve further growth, UNIFI remains focused on innovation, bringing to market the next wave of fibers and polymers for tomorrow’s applications. As we invest and grow, sustainability remains at our core. We believe that increasing the awareness for recycled solutions in applications across fibers and polymers and furthering sustainability-based initiatives with like-minded brand partners will be key to our future success. Growth will also require high-quality partnerships. With a changing retail landscape and a dynamic consumer, brands are demanding responsive, localized supply chains. In order to capitalize on these shifts, we expect to identify and enter into partnerships and commercial relationships that expand our global footprint in strategic regions. As the Americas and Asia remain significant components of the global supply chain, UNIFI will be diligent in exploring partnerships that advance our existing growth platform in these regions.

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

Consistent with our renewed focus on delivering recycled and synthetic fibers around the globe, we executed a strategic divestiture of our 34% minority ownership interest in Parkdale America, LLC (“PAL”) (the “PAL Investment”), a domestic cotton yarn supplier, in fiscal 2020. The PAL Investment was sold for $60,000 in cash to Parkdale, Incorporated (“Parkdale”), the existing majority partner. Cash proceeds from the divestiture provided additional flexibility and liquidity for both long-term opportunities and uncertainty associated with current economic volatility.

Fiscal 2021 Financial Performance

In fiscal 2021, our Polyester and Nylon Segments were adversely impacted by the COVID-19 pandemic, as manufacturing activity in the NACA region has recovered less rapidly than in Asia and Brazil. Although productivity remains pressured by lower global demand, our Asia Segment continues to perform well with both new and existing customer programs. The Brazil Segment was able to navigate its domestic recovery more favorably than competitive importers, resulting in sales volume, profitability and market share gains compared to recent fiscal years. We believe the outperformance by the Brazil Segment includes the temporary capture of market share from competitive imports and higher conversion margin due to the unfavorable dynamics facing competitors related to higher input and freight costs combined with longer delivery times.

Although sales volumes in the NACA region were pressured in fiscal 2021, our operations benefited from selling price stability and responsiveness and sales mix improvements. Accordingly, we were able to achieve better-than-expected operating results in fiscal 2021.

While sales and gross profit pressures from the COVID-19 pandemic have weighed on certain aspects of our financial results, we have remained diligent in effectively managing our operations while delivering on customer demand. Accordingly, we generated operating cash flows and reduced our debt principal during fiscal 2021. Our performance in fiscal 2021 has further strengthened our balance sheet and solidified a foundation for further growth subsequent to the negative impacts of the COVID-19 pandemic.

We believe that several aspects of our business will remain drivers for growth once the COVID-19 pandemic subsides, including: (i) continued sales and portfolio growth for our Asia Segment; (ii) U.S. market share recapture from our recent trade initiatives; (iii) continued commitments in sustainability by corporations, governments and other entities leading to further demand for our REPREVE® platform; (iv) leading-edge innovation and commercialization efforts that deliver meaningful consumer products; and (v) continued expansion of our portfolio with additional markets, applications, and brand partners.

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

Global measures taken to combat the COVID-19 pandemic generated a significant decline in global business activity that may have a lasting impact on the global economy and consumer demand. The duration of the COVID-19 pandemic and its related impact on our business is currently unknown. Throughout calendar 2020, the Asia Segment’s overall performance and profitability was moderately impacted by the COVID-19 pandemic, while our U.S., Brazil and El Salvador operations were more adversely impacted, most notably in the June 2020 and September 2020 quarters during the most intense declines in global demand. The global disruption caused by the COVID-19 pandemic has negatively impacted, and will continue to negatively impact, overall global demand and business activity, including textiles in both the Americas and Asia for a currently unknown duration.

Our operating results for fiscal 2021 indicate a robust recovery of the textile supply chain and increased activity from the considerably low levels of demand experienced in the June 2020 quarter. However, the anticipated economic recovery could be jeopardized by a significant hampering of local and global healthcare systems’ ability to treat infections, mutations of the virus (such as the Delta variant) that cause further difficulty in containment efforts or shelter-in-place orders in UNIFI’s primary geographic markets.

Specifically, the local government in Sao Paolo, Brazil issued lockdown orders during late March 2021 that continued into April 2021 in an effort to slow the spread of COVID-19 among its citizens. Additionally, store closings and manufacturing shutdowns occurred around that same time. The restrictions caused an immediate disruption of our Brazil Segment’s revenue during the quarantine period, although demand levels appear to have been restored at the end of fiscal 2021.

Despite economic pressures amid the COVID-19 pandemic, textile demand and business activity levels in fiscal 2021 exceeded our expectations when we began the fiscal year. However, there is no certainty that such levels will continue or increase during the remainder of calendar 2021. Additionally, there is no clear indication that the recent demand and activity levels were the result of economic restoration, as those levels could have been favorably impacted by pent up demand. UNIFI will continue to monitor the COVID-19 pandemic, prioritizing the health and safety of our employees, while delivering on customer demand.

REPREVE®

In the early 2000s, by recycling our own production waste into useful polyester fibers, we took the first steps toward building an important supply chain with a focus on sustainability and responsibility. After more than a decade, our REPREVE® brand has become the quintessential recycled fiber of choice for brand, retail and textile partners around the globe. REPREVE® is most commonly offered in the following fiber forms: polyester staple fiber, polyester filament, nylon staple fiber and nylon filament, comprising our REPREVE® Fiber platform; as well as in polyester resin form as REPREVE® Chip. Beyond the high quality, versatility and breadth of application that REPREVE® offers, UNIFI combines transparency, traceability and certification for REPREVE® products to support our customers’ own sustainability narratives.

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

We remain committed to sustainability. During fiscal 2021, we achieved two significant milestones by: (i) surpassing more than 25 billion recycled plastic bottles transformed since the inception of REPREVE® and (ii) receiving comparably favorable Higg Materials Sustainability Index scores for REPREVE® produced in the U.S., demonstrating that the brand’s global warming potential is meaningfully better than conventional alternatives such as generic recycled yarn and virgin yarn. Our dedication continues with our next goal of reaching the 30 billion recycled plastic bottles mark in calendar 2022. We will continue growing the business for our REPREVE® products and believe our engagement and research and development work with brands and retailers continues to create new, worldwide sales opportunities.

The primary metric for tracking growth of the REPREVE® brand is REPREVE® Fiber sales. Of our consolidated sales in fiscal 2019, 2020 and 2021, REPREVE® Fiber comprised 25%, 31% and 37%, respectively.

Capital Investments

In fiscal 2015, we began a significant, three-year capital investment plan to increase our manufacturing capabilities and capacity, expand our technological foundation and customize our asset base to improve our ability to deliver small-lot and high-value solutions. These investments were made primarily for the Polyester Segment.

Most notably, we made significant investments in the production and supply chain for REPREVE®, including backward integration by building a bottle processing plant and additional production lines in the REPREVE® Recycling Center. Furthermore, UNIFI (i) installed bi-component spinning machinery to produce specialized, high-value yarns and (ii) made machinery modifications to meet the ever-changing demands of the market, all while (iii) investing in routine capital maintenance to ensure high-quality manufacturing.

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

In fiscal 2022, we expect to invest between $40,000 and $45,000 in capital projects, including (i) the purchase and installation of additional eAFK Evo texturing machines, (ii) making further improvements in production capabilities and technology enhancements in the Americas and (iii) approximately $10,000 to $12,000 of annual maintenance capital expenditures. We are encouraged by the initial metrics surrounding the eAFK Evo texturing machines currently operating in our facilities, and we expect these upgrades to generate meaningful investment returns in the future.

Nonetheless, the severity and duration of the COVID-19 pandemic, along with any other economic disruptions, could adversely impact the speed at which we invest in capital projects, as we continue to prioritize liquidity, safety and maintenance.

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

As of June 27, 2021, UNIFI had repurchased a total of 84 shares at an average price of $23.72, leaving $48,008 available for repurchase under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

Developments in Principal Markets

Since 2017, apparel production experienced multi-year growth in the NACA region, which comprises the principal markets for UNIFI’s Polyester and Nylon Segments. The share of synthetic apparel production for these regions as a percentage of U.S. retail stabilized at approximately 18%, while retail consumption grew. The CAFTA-DR region, which continues to be a competitive alternative to Asian supply chains for textile products, maintained its share of synthetic apparel supply to U.S. retailers. The relative share of synthetic apparel versus cotton apparel as a proportion of the overall apparel market increased and provided growth for the consumption of synthetic yarns within the CAFTA-DR region.

During the last four fiscal years, several key drivers affected our financial results. During fiscal 2018 and 2019, our operations in the U.S. were unfavorably impacted by (i) rising raw material costs and (ii) a surge of imported polyester textured yarn that depressed our pricing, market share, and fixed cost absorption. During fiscal 2020, our financial results began to improve following more stable import and raw material cost environments. However, the COVID-19 pandemic had a significant unfavorable impact to product demand and our annual profitability suffered accordingly. Near the end of fiscal 2020, we divested a minority interest investment and significantly improved our liquidity position, supporting business preservation and the ability to better capture long-term growth opportunities. Throughout fiscal 2021, our businesses experienced sequential improvement alongside global demand and economic recovery, and we capitalized on profitable opportunities that fueled strong consolidated results.

UNIFI’s Asian operations remain an important part of our strategy due to the significant capacity and production that exists in Asia, which enhances our ability to service customers with global supply chains.  Competition in the Asia region remains high; however, interest and demand for UNIFI’s products in Asia have helped support strong sales volumes in recent years. We are encouraged by programs undertaken with key brands and retailers that benefit from the diversification and innovation of our global portfolio.

UNIFI’s Brazilian operations also play a key role in our strategy. This segment is primarily impacted by (i) price pressures from imported fiber, fabric and finished goods (similar to our U.S. operations), (ii) the inflation rate in Brazil, and (iii) changes in the value of the Brazilian Real (“BRL”).  Competition and economic and political volatility remain challenging conditions in South America, despite our strong performance in fiscal 2021, thus UNIFI continues to (i) aggressively pursue mix enrichment by working with customers to develop programs using our differentiated products and (ii) implement process improvements and manufacturing efficiency plans to help lower per-unit costs.

UNIFI’s operations in Asia and Brazil have been critical to global growth and expansion. Looking ahead, we expect expansion into additional markets in Europe, Africa and the Middle East utilizing the asset-light supply chain and service model that has been successful for us in Asia.

As we expand our operations outside of the Americas, we will continue to evaluate the level of capital investment required to support the needs of our customers and we intend to allocate our resources accordingly.

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

According to data compiled by PCI WoodMackenzie, a global leader in research and analysis for the polyester and raw material markets, global demand for polyester yarns has grown steadily since 1980. In calendar 2003, polyester replaced cotton as the fiber with the largest percentage of worldwide sales.  In calendar 2018, global polyester consumption accounted for an estimated 56% of global fiber consumption, and global demand was projected to increase by approximately 3.0% to 3.5% annually through calendar 2025.  In calendar 2018, global nylon consumption accounted for an estimated 5% of global fiber consumption.  However, the continued decline in the U.S. nylon market during fiscal 2021 had an unfavorable impact on UNIFI’s Nylon Segment. Additionally, due to the higher cost of nylon, the industry may transition certain products from nylon to polyester. The polyester and nylon fiber sectors together accounted for approximately 61% of North American textile consumption during calendar 2018. We estimate that these calendar 2018 trends remained similar or identical throughout calendar 2019. COVID-19 adversely impacted the textile industry during calendar 2020, but we believe the share of polyester and nylon consumption remained unchanged.

According to the National Council of Textile Organizations, the U.S. textile and apparel industry’s total shipments were approximately $64.4 billion for calendar 2020 as the U.S. textile and apparel industry exported nearly $25.4 billion of textile and apparel products.  The U.S. textile industry remains a large manufacturing employer.

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

Subsequent to the completion of the trade initiatives against China and India, imports from Indonesia, Malaysia, Thailand, and Vietnam (the “Subject Countries”) seemingly replaced the imports from China and India and surged into the U.S. market. Subject import volume from the Subject Countries increased from calendar 2017 to calendar 2019 by over 80%. Similar to the adverse impacts of imports from China and India in previous years, the subject imports from the Subject Countries undersold the domestic industry, taking sales from and exerting considerable downward pricing pressure on yarns produced by UNIFI. Accordingly, UNIFI is again a petitioner to the Commerce Department and the ITC alleging dumping of polyester textured yarn in the U.S. market from the Subject Countries.

In December 2020, the ITC made affirmative determinations in its preliminary phase of antidumping duty investigations concerning polyester textured yarn from the Subject Countries. In May 2021, the Commerce Department announced preliminary antidumping duty rates on imports from the Subject Countries. The entire investigative process will take approximately one year, with final determinations of dumping and injury likely occurring by the end of calendar 2021.

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

Raw Materials, Suppliers and Sourcing

The primary raw material supplier for the Polyester Segment of virgin Chip and POY is NanYa.  For the Brazil Segment, Reliance Industries, Ltd. is the primary supplier of POY.  The primary suppliers of raw materials for the Nylon Segment are U.N.F. Industries Ltd. (“UNF”); UNF America, LLC (“UNFA”); The LYCRA Company and Nilit America, Inc. (“Nilit”).  Each of UNF and UNFA is a 50/50 joint venture between UNIFI and Nilit.  Currently, there are multiple domestic and foreign suppliers available to fulfill UNIFI’s sourcing requirements for its recycled products. The majority of plastic bottles we utilize in the U.S. are obtained in open-market transactions from various entities throughout the U.S., while our Asian subsidiaries source recycled materials from various countries and entities throughout Asia.

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

The prices of the principal raw materials used by UNIFI continuously fluctuate, and it is difficult or impossible to predict trends or upcoming developments.  During fiscal 2017 and 2018, UNIFI operated in a predominantly increasing virgin polyester raw material cost environment, which continued into fiscal 2019 and included a temporary but significant spike in polyester raw material costs in September and October of 2018.  During fiscal 2020 and 2021, UNIFI operated in a predominantly decreasing virgin polyester raw material cost environment.

UNIFI believes that polyester raw material cost fluctuations during most of 2018 were a result of volatility in the crude oil markets, while the cost spike experienced in fiscal 2019 was primarily driven by supply and demand dynamics for certain polyester feedstock. Further, we consider the raw material price decreases during most of fiscal 2020 and fiscal 2021 to be the result of a decline in global demand, while increasing raw material prices during the second half of fiscal 2021 appeared to reflect global demand rebounds. The continuing volatility in global crude oil prices is likely to impact UNIFI’s polyester and nylon raw material costs, but it is not possible to predict the timing or amount of the impact or whether the movement in crude oil prices will stabilize, increase or decrease. In any event, UNIFI monitors these dynamic factors closely and does not currently engage in hedges of polyester or nylon raw materials.

Products, Technologies and Related Markets

UNIFI manufactures and sells polyester products in the U.S., El Salvador and Brazil, and nylon products in the U.S. and Colombia, for a wide range of end uses.  In Asia, UNIFI manages a network of vendors and suppliers to contract manufacture products to direct and indirect customers around the globe.

Our virgin and recycled products sold across all geographies range from specialty, value-added to commodity. We provide products to a variety of end-use markets, principally apparel, industrial, furnishings and automotive. We report our recycled portion of consolidated sales via our REPREVE® Fiber metric, which comprised 25%, 31% and 37% of consolidated sales for fiscal 2019, 2020 and 2021, respectively.

We estimate consolidated net sales for fiscal 2021 were distributed across our primary end markets as follows:

•

apparel (including hosiery and footwear) represented approximately 70% of net sales.  Apparel retail sales, supply chain inventory levels and the strength of the regional supply base are vital to this market;

•	industrial represented approximately 8% of net sales. This market includes medical, belting, tapes, filtration, ropes, protective fabrics and awnings;
•

furnishings (including both contract and home furnishings) represented approximately 8% of net sales.  Furnishings sales are largely dependent upon the housing market, which, in turn, is influenced by consumer confidence and credit availability;

•

automotive represented approximately 5% of net sales and has traditionally been less susceptible to import penetration because of the exacting specifications and quality requirements often imposed on manufacturers of automotive fabrics, along with just-in-time delivery requirements; and

•	all other markets represented approximately 9% of our consolidated net sales.

UNIFI also adds value to the overall supply chain for textile products and increases consumer demand for UNIFI’s own products through the development and introduction of branded yarns and technologies that provide unique sustainability, performance, comfort and aesthetic advantages.  UNIFI’s branded portion of its yarn portfolio continues to provide product differentiation to brand partners, mills and consumers, and is based on two core platforms, REPREVE® (recycled) and PROFIBER™ (virgin):

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

UNIFI’s branded yarns can be found in a variety of products of well-known international brands, retailers and department stores, including, Abercrombie & Fitch, Aeropostale, Belk, Bermuda Sands, Bestseller, BUFF, Costco Wholesale, Dillard’s, Express, Georgio Armani, Guess, H&M, Haggar, Hard Rock International, Hollister, Hugo Boss, Kate Spade New York, Kohl’s, L2 Brands, Lane Bryant, Levi Strauss & Co., Loft, Lovesac, Macy’s, MJ Soffe, New Era, Nike, Odlo, PVH, PACSUN, Patagonia, Penti, Pottery Barn, Primark, Quiksilver, REI, Roxy, Sainsbury’s, Sealy, Serta, S. Oliver, Sunbrella, TARGET, The North Face, Tommy Hilfiger, Toms, Volcom, Walmart, Williams Sonoma and Zara.

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

Customers

UNIFI’s Polyester Segment, Asia Segment, Brazil Segment and Nylon Segment have approximately 400, 800, 400 and 150 customers, respectively, all in a variety of geographic markets. UNIFI’s products are manufactured according to customer specifications and are shipped based upon customer order requirements.  Customer payment terms are generally consistent with prevailing industry practices for the geographies in which we participate.

UNIFI’s consolidated net sales are not materially dependent on a single direct customer and no single direct customer accounts for 10% or more of UNIFI’s consolidated net sales. UNIFI’s top 10 direct customers accounted for approximately 24% of consolidated net sales for fiscal 2021 and approximately 26% of receivables as of June 27, 2021.  However, UNIFI’s consolidated net sales are dependent on demand from a relatively small number of brand partners.  UNIFI’s net sales within its Nylon Segment are materially dependent upon a domestic customer that accounted for approximately 20% of the Nylon Segment’s net sales for fiscal 2021.

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

For fiscal 2021, 2020 and 2019, UNIFI incurred $11,483, $11,257 and $12,359, respectively, in costs for research and development (including salaries and benefits of the personnel involved in those efforts).

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

Human Capital (not presented in thousands)

As of June 27, 2021, UNIFI had approximately 2,880 employees, along with approximately 230 individuals working under temporary labor contracts.  The number of employees in the Polyester Segment, the Asia Segment, the Brazil Segment, the Nylon Segment and the corporate office were approximately 1,610, 80, 570, 510, and 110, respectively, at June 27, 2021.  While employees of our Brazil Segment are unionized, none of the labor forces employed by UNIFI’s domestic or other foreign subsidiaries are currently covered by a collective bargaining agreement.  UNIFI believes the Company has a good relationship with its employees.

We believe in the importance of the retention, growth and development of our employees. UNIFI endeavors to offer competitive compensation and benefits packages to our employees, as well as professional development opportunities to cultivate talent throughout the organization. We are focused on employee health and safety initiatives and have implemented protocols during the COVID-19 pandemic to enhance workplace safety. We also value people and ideas from varying backgrounds and are constantly striving to create a more diverse workforce and inclusive organization.

Geographic Data

Geographic information reported in conformance with U.S. generally accepted accounting principles (“GAAP”) is included in Note 24, “Business Segment Information,” to the accompanying consolidated financial statements.  Information regarding risks attendant to UNIFI’s foreign operations is included in “Item 1A. Risk Factors” in this Annual Report.

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

Inflation

Prior to fiscal 2021, UNIFI’s input costs had experienced steady and predictable increases. However, in calendar 2021, UNIFI, along with many other textile manufacturers and a range of other industries, began to experience above-average inflationary pressures on a range of input costs, including but not limited to labor, freight, energy, and raw materials. Accordingly, we began implementing responsive selling price adjustments during fiscal 2021 to protect gross margins. While our selling price adjustments have thus far been successful at mitigating much of the inflationary pressure that has occurred, further significant fluctuations in input costs may not be immediately recoverable via selling price adjustments and our gross margins could suffer. However, we monitor our input costs closely, and we expect to maintain our ability to respond quickly to cost fluctuations to minimize any potential adverse impacts to earnings.

Beyond the current inflationary environment, UNIFI expects costs to continue to rise for certain consumables used to produce and ship its products, as well as for its utilities and labor. UNIFI expects to mitigate the impacts of such rising costs through increased operational efficiencies and increased selling prices, but inflation could become a factor that negatively impacts UNIFI’s profitability.

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

Joint Ventures and Unconsolidated Affiliates

UNIFI participates in two joint ventures that supply raw materials to the Nylon Segment, one located in the U.S. and one in Israel.  As of June 27, 2021, UNIFI had $2,159 recorded for these investments in unconsolidated affiliates. Other information regarding UNIFI’s unconsolidated affiliates is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10, “Other Non-Current Assets” under the subheading “Investments in Unconsolidated Affiliates and Variable Interest Entities,” to the accompanying consolidated financial statements.

During fiscal 2020, UNIFI and Parkdale finalized negotiations to sell UNIFI’s PAL Investment to Parkdale for $60,000. The transaction closed on April 29, 2020 and UNIFI received $60,000 in cash.

Available Information

UNIFI’s website is www.unifi.com.  Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements and other information we file with, or furnish to, the SEC are available free of charge on our website. We make these documents available as soon as reasonably practicable after we electronically transmit them to the SEC. Except as otherwise stated in these documents, the information on our website is not a part of this Annual Report and is not incorporated by reference in this Annual Report or any of our other filings with the SEC. In addition, many of our corporate governance documents are available on our website, including our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Corporate Governance Guidelines, Code of Business Conduct and Ethics, Ethical Business Conduct Policy Statement and Code of Ethics for Senior Financial and Executive Officers.  Copies of such materials, as well as any of our SEC reports and all amendments thereto, may also be obtained without charge by writing to Unifi, Inc., 7201 West Friendly Avenue, Greensboro, North Carolina 27410, Attention: Corporate Secretary.

Item 1A. Risk Factors

Many of the factors that affect UNIFI’s business and operations involve risk and uncertainty. The factors described below are some of the risks that could materially negatively affect UNIFI’s business, financial condition, results of operations and cash flows. You should consider all such risks in evaluating UNIFI or making any investment decision involving UNIFI.

Strategic Risks

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

Depending on the price volatility of petroleum-based inputs, recycled bottles and other raw materials, the price gap between virgin chip and recycled chip could make virgin raw materials more cost-effective than recycled raw materials, which could result in an adverse effect on UNIFI’s ability to sell its REPREVE® brand recycled products profitably.

The success of UNIFI’s business is tied to the strength and reputation of its brands. If the reputation of one or more of our brands erodes significantly, it could have a material impact on our financial results.

UNIFI has invested heavily in branding and marketing initiatives, and certain of our brands, particularly our REPREVE® brand, have widespread recognition.  Our financial success is directly dependent on the success of our brands.  The success of a brand can suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers.  Our financial results could also be negatively impacted if one of our brands suffers substantial harm to its reputation due to a product recall, product-related litigation, the sale of counterfeit products or other circumstances that tarnish the qualities and values represented by our brands.  Part of our strategy also includes the license of our trademarks to brand partners, customers, independent contractors and other third parties.  For example, we license our REPREVE® trademarks to brand partners that feature this trademark on their marketing materials as part of a co-branded environmental sustainability product narrative.  Although we make concerted efforts to protect our brands through quality control mechanisms and contractual obligations imposed on our licensees, there is a risk that some licensees might not be in full compliance with those mechanisms and obligations.  If the reputation of one or more of our brands is significantly eroded, it could adversely affect our sales, results of operations, cash flows and/or financial condition.

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

Financial Risks

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

In addition, due to its foreign operations, a risk exists that UNIFI’s employees, contractors or agents could engage in business practices prohibited by U.S. laws and regulations applicable to the Company, such as the Foreign Corrupt Practices Act or the anti-bribery and corruption laws and regulations of other countries in which we do business.  UNIFI maintains policies prohibiting these practices, but it remains subject to the risk that one or more of its employees, contractors or agents, specifically ones based in or from countries where such practices are customary, will engage in business practices in violation of these laws and regulations.  Any such violations, even if in breach of UNIFI’s policies, could adversely affect its business or financial performance.

UNIFI may be subject to greater tax liabilities.

UNIFI is subject to income tax and other taxes in the U.S. and in numerous foreign jurisdictions. UNIFI’s domestic and foreign income tax liabilities are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of taxes paid is subject to UNIFI’s interpretation of applicable tax laws in the jurisdictions in which we operate. Changes in tax laws including further regulatory developments arising from U.S. tax reform legislation as well as multi-jurisdictional changes enacted in response to the action items provided by the Organization for Economic Co-operation and Development could have an adverse effect on UNIFI’s business, financial condition, operating results and cash flows. Significant judgment, knowledge and experience are required in determining our worldwide provision for income taxes.

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

Operational Risks

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

General Risks

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

Global measures taken to reduce the spread of COVID-19 resulted in a significant decline in global business activity that may have a lasting impact on the global economy and consumer demand. While our operating results for fiscal 2021 show a recovery of the textile supply chain, the duration of the COVID-19 pandemic and its long-term impact on our businesses is currently unknown.

Significant restoration of consumer spending and retail activity will be critical to both our end-markets and an overall economic rebound. UNIFI anticipates a sustainable recovery in global economic activity when COVID-19 and its variants are sufficiently contained.  The economic rebound will depend on the pace and effectiveness of the containment efforts deployed by various national, state, and local governments, along with the speed and effectiveness with which testing, treatment and vaccine methods are deployed.

UNIFI will continue to monitor the COVID-19 pandemic by prioritizing health and safety while delivering on customer demand.

During fiscal 2021, our businesses navigated the COVID-19 pandemic well and we generated operating cash flows, reduced our debt principal, gained temporary market share in Brazil, and created momentum for fiscal 2022. However, the COVID-19 pandemic could resurge or another epidemic or pandemic could arise, and we will accordingly remain diligent and responsive to ensure the vitality of the organization.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table contains information about the principal properties owned or leased by UNIFI as of June 27, 2021:

Location	Principal Use	Approx. Total Area (Sq. Ft.)	Owned or Leased
Administrative
Greensboro, North Carolina	Corporate headquarters	121,000	Owned

Polyester Segment
Domestic
Yadkinville, North Carolina	Manufacturing facility	261,000	Owned
Yadkinville, North Carolina	Manufacturing facility	212,000	Owned
Yadkinville, North Carolina	Manufacturing facility	812,000	Owned
Yadkinville, North Carolina	Manufacturing facility	413,000	Owned
Yadkinville, North Carolina	Manufacturing facility	147,000	Owned
Yadkinville, North Carolina	Warehouse	400,000	Owned
Yadkinville, North Carolina	Warehouse	120,000	Owned
Yadkinville, North Carolina	Warehouse	217,000	Owned
Yadkinville, North Carolina	Warehouse	61,000	Leased
Yadkinville, North Carolina	Warehouse	82,000	Leased

Reidsville, North Carolina	Manufacturing facility	384,000	Owned
Reidsville, North Carolina	Manufacturing facility	160,000	Owned
Reidsville, North Carolina	Warehouse	80,000	Leased

Foreign
Ciudad Arce, El Salvador	Manufacturing facility	132,000	Leased
Ciudad Arce, El Salvador	Warehouse	25,000	Leased

Asia Segment
Foreign
Suzhou, China	Sales office	14,000	Leased
Suzhou, China	Warehouse	75,000	Leased
Suzhou, China	Warehouse	59,000	Leased

Brazil Segment
Foreign
Alfenas, Brazil	Manufacturing facility	346,000	Owned
Alfenas, Brazil	Warehouse	265,000	Owned
Sao Paulo, Brazil	Corporate office	8,200	Leased

Nylon Segment
Domestic
Madison, North Carolina	Manufacturing facility	947,000	Owned
Madison, North Carolina	Warehouse	31,000	Owned
Ridgeway, Virginia	Warehouse	12,000	Leased

Foreign
Bogota, Colombia	Manufacturing facility	31,000	Owned
Bogota, Colombia	Sales office	1,000	Leased

Management believes all of UNIFI’s operating properties are well-maintained and in good condition.  In fiscal 2021, UNIFI’s manufacturing facilities in the Polyester Segment, Brazil Segment and Nylon Segment operated below capacity for certain portions of the year, in part due to the COVID-19 pandemic impact on product demand.  Management does not perceive any capacity constraints in the foreseeable future.

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

Edmund M. Ingle – Age: 56 – Mr. Ingle has served as Chief Executive Officer of UNIFI and a member of UNIFI’s Board since June 2020.  From May 2019 to June 2020, he served as Chief Executive Officer of the Recycling group of Indorama Ventures, a world-class chemicals company and a global integrated leader in PET and fibers serving major customers in diversified end-use markets.  From May 2018 to May 2019, he was Chairperson and Chief Executive Officer of Indorama’s Wellman International division.  Prior to that, Mr. Ingle was with UNIFI for approximately 30 years, during which time he held various key leadership positions, including Vice President of Global Corporate Sustainability, Vice President of Supply Chain, General Manager of the Company’s Flake and Chip business, Vice President and General Manager of REPREVE® Polymers, General Manager of the Company’s Nylon business, and Director of Global Procurement.

Thomas H. Caudle, Jr. – Age: 69 – Mr. Caudle served as President & Chief Operating Officer of UNIFI from August 2017 until his retirement on June 27, 2021.  Previously, he was President of the Company from April 2016 to August 2017, Vice President of Manufacturing of the Company from October 2006 to April 2016, and Vice President of Global Operations of the Company from April 2003 to October 2006.

Albert P. Carey – Age: 69 – Mr. Carey has served as Executive Chairman of the Board of UNIFI since April 2019.  Mr. Carey previously served as Non-Executive Chairman of the Board of the Company from January 2019 to March 2019.  In March 2019, Mr. Carey retired from PepsiCo, Inc., a consumer products company, after a 38-year career with the company in which he held a number of senior leadership roles, including Chief Executive Officer of PepsiCo North America from March 2016 to January 2019, Chief Executive Officer of PepsiCo North America Beverages from July 2015 to March 2016, Chief Executive Officer of PepsiCo Americas Beverages from September 2011 to July 2015, and President and Chief Executive Officer of Frito-Lay North America from June 2006 to September 2011.

Craig A. Creaturo – Age: 51 – Mr. Creaturo has served as Executive Vice President & Chief Financial Officer of UNIFI since September 2019.  Mr. Creaturo served as Chief Financial Officer & Vice President-Administration of Chromalox, Inc., an advanced thermal technologies manufacturing company, from February 2015 to March 2019.  Prior to that, he served as Chief Financial Officer of II-VI Incorporated (“II-VI”), a publicly traded global leader in engineered materials and optoelectronic components, from 2004 to 2014, Treasurer of II-VI from 2000 to 2014, and Corporate Controller of II-VI from 1998 to 2000.  From 1992 to 1998, he held a variety of audit roles at Arthur Andersen LLP.  Mr. Creaturo is a Certified Public Accountant in the Commonwealth of Pennsylvania.

Hongjun Ning – Age: 54 – Mr. Ning has served as an Executive Vice President of UNIFI since July 2020, President of Unifi Textiles (Suzhou) Co. Ltd. (“UTSC”) (UNIFI’s subsidiary in China) since March 2020 and President of Unifi Asia Pacific since June 2017.  Previously, he served as Vice President of UTSC from September 2013 to June 2017, Director of Sales & Marketing of UTSC from August 2008 to September 2013, and General Manager, Sales & Marketing of a former UNIFI joint venture in China from January 2006 to August 2008.

Lucas de Carvalho Rocha – Age: 64 – Mr. Rocha has served as an Executive Vice President of UNIFI since July 2020 and Vice President of Unifi Latin America and President of Unifi do Brasil, Ltda. (”UdB”) (UNIFI’s subsidiary in Brazil) since January 2018. Previously, he served as Director of Operations of UdB from April 1999 to January 2018. Prior to his career with UNIFI, Mr. Rocha also spent time at the following textile entities in Brazil: Fairway Filamentos SA (Rhodia & Hoechst J.V.), Textuval Indústria Têxtil Ltda., Rhodia SA (Rhone Poulenc Group), and Polyenka SA (ex-AKZOGroup).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

UNIFI’s common stock is listed for trading on the New York Stock Exchange (the “NYSE”) under the symbol “UFI.”

As of August 20, 2021, there were 121 record holders of UNIFI’s common stock.  A significant number of the outstanding shares of common stock that are beneficially owned by individuals and entities are registered in the name of Cede & Co.  Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.  UNIFI estimates that there are approximately 4,800 beneficial owners of its common stock.

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

As of June 27, 2021, UNIFI has repurchased a total of 84 shares at an average price of $23.72, leaving $48,008 available for repurchase under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

The below graphic comparison assumes the investment of $100 in each of UNIFI common stock, the S&P SmallCap 600 Index (a benchmark index containing inclusion characteristics closely associated with UNIFI) and the NYSE Composite Index (a broad equity market index), all at June 24, 2016.  The resulting cumulative total return assumes that dividends, if any, were reinvested. Past performance is not indicative of future performance.

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/24/16
6/23/17
6/22/18
6/28/19
6/26/20
6/25/21
UFI
S&P SmallCap 600
NYSE Composite

	June 24, 2016	June 23, 2017	June 22, 2018	June 28, 2019	June 26, 2020	June 25, 2021
Unifi, Inc.	$100.00	$110.00	$119.89	$69.11	$44.39	$94.14
S&P SmallCap 600	100.00	124.85	152.57	139.86	116.45	204.66
NYSE Composite	100.00	118.20	130.46	138.29	126.12	185.04

Item 6.	Selected Financial Data

UNIFI has elected to early adopt the amendment to Item 301 of Regulation S-K and is no longer required to provide the information required by Item 6 of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying consolidated financial statements. Management’s discussion and analysis should be read in conjunction with the remainder of this Annual Report, with the understanding that forward-looking statements may be present. A reference to a “note” refers to the accompanying notes to consolidated financial statements.

Strategic Priorities

In order to achieve further growth and continue as an industry leader when the COVID-19 pandemic pressures subside, UNIFI is committed to investing strategically and synergistically in technology, innovation and sustainability; high-quality brand and supplier relationships; and supply chain expansion and optimization. These initiatives complement UNIFI’s core competencies and are expected to strengthen our relationships with like-minded customers who value a premier supply chain and state-of-the-art equipment that offers technology-driven solutions backed by innovation and sustainability. As a result, these initiatives are expected to increase net sales, gross profit and operating income.

Significant Developments and Trends

During the last four fiscal years, several key drivers affected our financial results. During fiscal 2018 and 2019, our operations in the U.S. were unfavorably impacted by (i) rising raw material costs and (ii) a surge of imported polyester textured yarn that depressed our pricing, market share, and fixed cost absorption. During fiscal 2020, our financial results began to improve following more stable import and raw material cost environments. However, the COVID-19 pandemic had a significant unfavorable impact to product demand and our annual profitability suffered accordingly. Near the end of fiscal 2020, we divested a minority interest investment and significantly improved our liquidity position, supporting business preservation and the ability to better capture long-term growth opportunities. Throughout fiscal 2021, our businesses experienced sequential improvement alongside global demand and economic recovery, and we capitalized on profitable opportunities that fueled strong consolidated results.

Once the COVID-19 pandemic subsides, we believe incremental revenue for the Polyester Segment will be generated from both the polyester textured yarn trade petition completed in early calendar 2020 and the actions currently pending with the ITC and Commerce Department, along with continued demand for innovative and sustainable products in the NACA region. The Asia Segment continues to capture demand for recycled products and serves as a significant component of future growth. The Brazil Segment performed extraordinarily well in fiscal 2021 and, while we expect pricing and margins to normalize near historical levels, the momentum captured in fiscal 2021 may provide a new, elevated level of long-term performance for the segment. The Nylon Segment performance continues to reflect the adverse impacts of (i) customers shifting certain programs to overseas garment production and (ii) the current global trend of declining demand for nylon socks, ladies’ hosiery and intimate apparel.

The following positive developments and trends had occurred or were occurring in fiscal 2021:

•	Demand levels for the majority of our business lines experienced significant recovery since the onset of the COVID-19 pandemic.
•

Our REPREVE® family of products continued to gain momentum with brands, retailers and mill partners who value sustainability and UNIFI’s ability to produce leading edge products with in-demand technologies.

•

Our strategy of creating a more competitive pricing environment for the polyester textured yarn market in the U.S. was successful against imports from China and India, with further similar trade initiatives in progress to address imports from Indonesia, Malaysia, Thailand, and Vietnam.

•

Although polyester raw material costs began to rise in the fourth quarter, the polyester raw material cost environment remained favorable for most of fiscal 2021, and we have been able to implement cost-responsive selling price adjustments intended to protect our gross profit performance.

•	Our Asia Segment returned to sales growth, driven by demand for REPREVE®, generating continued portfolio expansion.
•	Our Brazil Segment was able to opportunistically capture market share from competitors and secure favorable pricing levels during the economic recovery in Brazil.

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

The first half of fiscal 2021 showed stable, low levels of raw material costs, while economic recovery, weather events, and supply constraints generated raw material cost increases during the second half of fiscal 2021. For the majority of our portfolio, we were able to implement selling price adjustments to protect gross margins throughout fiscal 2021. However, recycled inputs in the U.S. experienced continued cost increases during the June 2021 quarter and associated selling price adjustments will be implemented during the September 2021 quarter. Accordingly, we did not experience meaningful gross profit pressure during fiscal 2021.

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

In fiscal 2021, 2020 and 2019, the BRL generally weakened versus the USD. In fiscal 2021, 2020 and 2019, the value of the RMB fluctuated in certain fiscal quarters, but the fluctuations were not significant to any fiscal year as a whole.

Key Performance Indicators and Non-GAAP Financial Measures

UNIFI continuously reviews performance indicators to measure its success.  These performance indicators form the basis of management’s discussion and analysis included below:

•	sales volume and revenue for UNIFI and for each reportable segment;
•	gross profit and gross margin for UNIFI and for each reportable segment;
•	net income (loss) and earnings per share;
•	Segment Profit, which equals segment gross profit plus segment depreciation expense;
•	unit conversion margin, which represents unit net sales price less unit raw material costs, for UNIFI and for each reportable segment;
•	working capital, which represents current assets less current liabilities;
•	Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which represents net income (loss) before net interest expense, income tax expense and depreciation and amortization expense;
•

Adjusted EBITDA, which represents EBITDA adjusted to exclude equity in loss (earnings) of PAL and, from time to time, certain other adjustments necessary to understand and compare the underlying results of UNIFI;

•

Adjusted Net Income (Loss), which represents net income (loss) calculated under GAAP, adjusted to exclude certain amounts which management believes do not reflect the ongoing operations and performance of UNIFI and/or for which exclusion may be necessary to understand and compare the underlying results of UNIFI;

•	Adjusted EPS, which represents Adjusted Net Income (Loss) divided by UNIFI’s weighted average common shares outstanding;
•	Adjusted Working Capital, which equals receivables plus inventories and other current assets, less accounts payable and other current liabilities; and
•	Net Debt, which represents debt principal less cash and cash equivalents.

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

Review of Results of Operations for Fiscal 2021, 2020 and 2019

Fiscal 2021 and 2020 were each comprised of 52 weeks, while fiscal 2019 was comprised of 53 weeks.

Consolidated Overview

The below tables provide:

•	the components of net income (loss) and the percentage increase or decrease over the prior fiscal year amounts,
•	a reconciliation from net income (loss) to EBITDA and Adjusted EBITDA, and
•	a reconciliation from net income (loss) to Adjusted Net Income (Loss) and Adjusted EPS.

Following the tables is a discussion and analysis of the significant components of net income (loss).

Net income (loss)

	Fiscal 2021	% Change	Fiscal 2020	% Change	Fiscal 2019
Net sales	$667,592	10.1	$606,509	(14.4)	$708,804
Cost of sales	574,098	1.2	567,469	(11.7)	642,496
Gross profit	93,494	139.5	39,040	(41.1)	66,308
SG&A expenses	51,334	17.2	43,814	(16.8)	52,690
(Benefit) provision for bad debts	(1,316)	(175.7)	1,739	nm	308
Other operating expense, net	4,865	110.8	2,308	(1.8)	2,350
Operating income (loss)	38,611	nm	(8,821)	(180.5)	10,960
Interest expense, net	2,720	(33.0)	4,057	(15.2)	4,786
(Earnings) loss from unconsolidated affiliates	(739)	nm	477	(112.0)	(3,968)
Recovery of non-income taxes	(9,717)	nm	—	—	—
Gain on sale of investment in unconsolidated affiliate	—	nm	(2,284)	nm	—
Impairment of investment in unconsolidated affiliate	—	nm	45,194	nm	—
Loss on extinguishment of debt	—	—	—	nm	131
Income (loss) before income taxes	46,347	(182.4)	(56,265)	nm	10,011
Provision for income taxes	17,274	nm	972	(87.1)	7,555
Net income (loss)	$29,073	(150.8)	$(57,237)	nm	$2,456

nm – not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Measures)

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Net income (loss)	$29,073	$(57,237)	$2,456
Interest expense, net	2,720	4,057	4,786
Provision for income taxes	17,274	972	7,555
Depreciation and amortization expense (1)	25,293	23,406	22,713
EBITDA	74,360	(28,802)	37,510

Equity in loss (earnings) of PAL	—	960	(2,561)
EBITDA excluding PAL	74,360	(27,842)	34,949

Recovery of non-income taxes (2)	(9,717)	—	—
Gain on sale of investment in unconsolidated affiliate (3)	—	(2,284)	—
Impairment of investment in unconsolidated affiliate (3)	—	45,194	—
Severance (4)	—	1,485	1,351
Adjusted EBITDA	$64,643	$16,553	$36,300

The reconciliations of the amounts reported under GAAP for Net Income (Loss) to EBITDA and Adjusted EBITDA are as follows:

(1)

Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. Within the accompanying condensed consolidated statements of cash flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.

(2)

For fiscal 2021, UNIFI recorded a recovery of non-income taxes of $9,717 related to favorable litigation results for its Brazilian operations, generating overpayments that resulted from excess social program taxes paid in prior fiscal years.

(3)

For fiscal 2020, UNIFI recorded an impairment charge of $45,194 relating to the April 29, 2020 sale of its 34% interest in PAL. UNIFI’s 34% share of PAL’s loss subsequent to the date of the impairment charge (March 29, 2020) and through the date of transaction closing (April 29, 2020) was $2,284 and generated a gain on sale.

(4)

For fiscal 2020, UNIFI incurred certain severance costs in connection with (i) overall cost reduction efforts in the U.S. and (ii) a wind-down plan for its operations in Sri Lanka.  For fiscal 2019, UNIFI incurred certain severance costs in connection with overall cost reduction efforts in the U.S.

Adjusted Net Income (Loss) and Adjusted EPS (Non-GAAP Measures)

The tables below set forth reconciliations of (i) Income (Loss) before income taxes (“Pre-tax Income (Loss)”), Provision for income taxes (“Tax Impact”) and Net Income (Loss) to Adjusted Net Income (Loss) and (ii) Diluted EPS to Adjusted EPS.

	For the Fiscal Year Ended June 27, 2021
	Pre-tax Income	Tax Impact	Net Income	Diluted EPS
GAAP results	$46,347	$(17,274)	$29,073	$1.54
Recovery of non-income taxes (1)	(9,717)	3,304	(6,413)	(0.34)
Adjusted results	$36,630	$(13,970)	$22,660	$1.20

Weighted average common shares outstanding				18,856

	For the Fiscal Year Ended June 28, 2020
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(56,265)	$(972)	$(57,237)	$(3.10)
Impairment of investment in unconsolidated affiliate (2)	45,194	—	45,194	2.45
Severance (3)	1,485	(312)	1,173	0.06
Adjusted results	$(9,586)	$(1,284)	$(10,870)	$(0.59)

Weighted average common shares outstanding				18,475

	For the Fiscal Year Ended June 30, 2019
	Pre-tax Income	Tax Impact	Net Income	Diluted EPS
GAAP results	$10,011	$(7,555)	$2,456	$0.13
Severance (3)	1,351	(284)	1,067	0.06
Adjusted results	$11,362	$(7,839)	$3,523	$0.19

Weighted average common shares outstanding				18,695
(1)

For fiscal 2021, UNIFI recorded a recovery of non-income taxes of $9,717 related to favorable litigation results for its Brazilian operations, generating overpayments that resulted from excess social program taxes paid in prior fiscal years.

(2)	For fiscal 2020, UNIFI recorded an impairment charge of $45,194 before tax, related to the April 2020 sale of its 34% interest in PAL.
(3)

For fiscal 2020, UNIFI incurred certain severance costs in connection with (i) overall cost reduction efforts in the U.S. and (ii) a wind-down plan for its operations in Sri Lanka.  For fiscal 2019, UNIFI incurred certain severance costs in connection with overall cost reduction efforts in the U.S.

Net Sales

Fiscal 2021 vs. Fiscal 2020

Consolidated net sales for fiscal 2021 increased by $61,083, or 10.1%, and consolidated sales volumes increased 13.5%, compared to fiscal 2020. The increases occurred primarily due to (i) a fiscal 2021 rebound in product demand following the adverse impact of the COVID-19 pandemic on sales volumes in late fiscal 2020, (ii) incremental sales growth for the Asia Segment led by REPREVE® branded products, and (iii) opportunistically improved market share and pricing levels in Brazil during demand restoration in that region.

Consolidated average sales prices decreased 3.4%, primarily attributable to (i) a decline in higher-priced nylon product sales and (ii) unfavorable foreign currency translation.

REPREVE® Fiber products for fiscal 2021 comprised 37% of consolidated net sales, up from 31% for fiscal 2020.

Fiscal 2020 vs. Fiscal 2019

Consolidated net sales for fiscal 2020 decreased by $102,295, or 14.4%, compared to fiscal 2019. The decrease occurred primarily as the adverse impacts of (i) the global pandemic caused by COVID-19, (ii) one fewer week of sales in fiscal 2020 for our NACA operations, (iii) lower nylon sales volumes, (iv) lower average selling prices, and (v) unfavorable foreign currency translation were partially offset by the sales growth of REPREVE® products, especially for the Asia Segment.

Consolidated sales volumes for fiscal 2020 decreased 2.0%, primarily attributable to (i) the adverse impact of COVID-19, (ii) one fewer week of sales in fiscal 2020 for our NACA operations, and (iii) lower sales in the Nylon Segment, partially offset by continued sales growth of REPREVE®-branded products, primarily Chip and staple fiber in the Asia Segment. Annual sales growth over fiscal 2019 was achieved by the Asia Segment, despite the adverse impacts from the COVID-19 pandemic, as our REPREVE® portfolio continues to resonate with our brand partners that are focused on sustainable solutions.

Consolidated average sales prices decreased 12.4%, primarily attributable to (i) growth of Chip and staple fiber in the Asia Segment, which have lower average sales prices, (ii) a decline in higher-priced nylon product sales, and (iii) sales price declines associated with polyester raw material cost changes.

Gross Profit

Fiscal 2021 vs. Fiscal 2020

Gross profit for fiscal 2021 increased by $54,454, or 139.5%, compared to fiscal 2020. Despite the global demand disruption caused by the COVID-19 pandemic during fiscal 2021, each of our segments performed better than anticipated.

•	For the Polyester Segment, gross profit benefited from the restoration of U.S. demand following the worst months of the COVID-19 pandemic and a better sales mix.
•

For the Asia Segment, gross profit increased from fiscal 2020 primarily due to (i) higher sales, (ii) supply chain efficiencies driving lower costs for certain products and (iii) sales mix improvements.

•

For the Brazil Segment, gross profit increased from fiscal 2020 primarily due to higher sales volumes and conversion margin due to temporary market share capture, partially offset by unfavorable foreign currency translation impacts.

•	For the Nylon Segment, gross profit increased primarily due to better fixed cost absorption on a stable sales mix following demand restoration.

Fiscal 2020 vs. Fiscal 2019

Gross profit for fiscal 2020 decreased by $27,268, or 41.1%, compared to fiscal 2019. The global pandemic adversely impacted gross profit for all of UNIFI’s segments during fiscal 2020 due to the lower sales and production volumes in the fourth quarter.

•

For the Polyester Segment, prior to the pandemic, gross profit benefited from an improved conversion margin in connection with a predominantly declining raw material cost environment during fiscal 2020.

•	For the Asia Segment, gross profit increased as net sales increased but was partially offset by a greater mix of lower-priced product sales.
•

For the Brazil Segment, gross profit decreased due to (i) market price declines (in connection with declining raw material costs) outpacing inventory turnover and (ii) unfavorable foreign currency translation effects as the BRL weakened against the USD.

•	For the Nylon Segment, gross profit decreased due to weaker fixed cost absorption in connection with two customers shifting certain programs to overseas garment production during calendar 2019.

SG&A

The changes in SG&A were as follows:

SG&A expenses for fiscal 2019	$52,690
Net decrease in professional fees	(2,523)
Net decrease in marketing expenses	(1,470)
Net decrease in compensation expenses	(1,258)
Decrease in travel and entertainment expenses	(1,118)
Impact of an additional week in fiscal 2019	(841)
Decrease due to foreign currency translation	(807)
Other net decreases	(859)
SG&A expenses for fiscal 2020	$43,814

SG&A expenses for fiscal 2020	$43,814
Increase in incentive compensation expenses	7,628
Net increase in other compensation expenses	846
Net increase in marketing expenses	793
Net increase in professional fees	230
Decrease in travel and entertainment expenses	(706)
Decrease due to foreign currency translation	(369)
Other net decreases	(902)
SG&A expenses for fiscal 2021	$51,334

Fiscal 2021 vs. Fiscal 2020

SG&A increased from fiscal 2020, primarily due to higher incentive compensation in fiscal 2021 in connection with consolidated out-performance. The increase was partially offset by lower discretionary expenses in fiscal 2021 due to COVID-19 pandemic related restrictions and cost control.

Fiscal 2020 vs. Fiscal 2019

SG&A decreased from fiscal 2019 to fiscal 2020 primarily as a result of (i) lower professional fees and marketing expenses primarily due to cost reduction efforts undertaken during the fourth quarter of fiscal 2019 and (ii) lower compensation expenses in connection with (a) fewer executive officers throughout fiscal 2020 compared to fiscal 2019 and (b) a reduction in annual incentive compensation earned due to the adverse profitability impacts of the COVID-19 pandemic.

(Benefit) Provision for Bad Debts

Fiscal 2021 vs. Fiscal 2020

Bad debt decreased from a provision of $1,739 in fiscal 2020 to a benefit of $1,316 in fiscal 2021.  The decrease primarily reflects general improvement in customer payment frequency following the adverse effects of the COVID-19 pandemic on customer health.

Fiscal 2020 vs. Fiscal 2019

Provision for bad debt increased from $308 in fiscal 2019 to $1,739 in fiscal 2020.  The increase primarily reflects weaker economic conditions and customer payment delays during the COVID-19 pandemic.

Other Operating Expense, Net

Fiscal 2021 vs. Fiscal 2020

Other operating expense, net was $2,308 in fiscal 2020 and $4,865 in fiscal 2021, which primarily reflects severance expenses and foreign currency transaction losses in both fiscal years, plus, in fiscal 2021, a predominantly non-cash loss on disposal of assets of $2,809 was recorded, primarily relating to the removal of existing texturing machinery to allow for the future installation of new eAFK Evo texturing machinery.

Fiscal 2020 vs. Fiscal 2019

Other operating expense, net was $2,350 in fiscal 2019 and $2,308 in fiscal 2020, which primarily reflects severance expenses recorded in both fiscal years, along with foreign currency transaction gains in fiscal 2019 and foreign currency transaction losses in fiscal 2020.

Interest Expense, Net

Fiscal 2021 vs. Fiscal 2020

Interest expense, net decreased from fiscal 2020 to fiscal 2021 primarily as a result of a lower average debt principal during fiscal 2021.

Fiscal 2020 vs. Fiscal 2019

Interest expense, net decreased from fiscal 2019 to fiscal 2020 primarily as a result of (i) lower market interest rates on our variable-rate debt, (ii) a more favorable pricing structure on the ABL Facility in connection with a December 2018 amendment, and (iii) an overall reduction in debt principal during fiscal 2020.

(Earnings) Loss from Unconsolidated Affiliates

The components of (earnings) loss from unconsolidated affiliates are as follows:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Loss (earnings) from PAL	$—	$960	$(2,561)
Earnings from nylon joint ventures	(739)	(483)	(1,407)
Total equity in (earnings) loss of unconsolidated affiliates	$(739)	$477	$(3,968)

As a percentage of consolidated income (loss) before income taxes	1.6%	0.8%	39.6%

Fiscal 2021 vs. Fiscal 2020

On April 29, 2020, UNIFI sold its 34% non-controlling interest in PAL and, accordingly, no earnings from PAL were recorded in fiscal 2021. The earnings from the nylon joint ventures increased from fiscal 2020 to fiscal 2021, primarily due to higher sales and capacity utilization.

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

Recovery of Non-Income Taxes

Brazilian companies are subject to various taxes on business operations, including turnover taxes used to fund social security and unemployment programs, commonly referred to as PIS/COFINS taxes.  UNIFI, along with numerous other companies in Brazil, challenged the constitutionality of certain state taxes historically included in the PIS/COFINS tax base, resulting in over-taxation.

On May 13, 2021, Brazil’s supreme court ruled in favor of taxpayers and on July 7, 2021, the Brazilian Internal Revenue Service withdrew its appeal. Following the supreme court decision, the federal government will not issue refunds for these taxes and instead will allow for the overpayments and associated interest to be applied as credits against future PIS/COFINS tax obligations.

There are no limitations or restrictions on UNIFI’s ability to recover the associated overpayment claims as future income is generated. Thus, during fiscal 2021, UNIFI recorded a $9,717 recovery of non-income taxes comprised of an estimate of prior fiscal year PIS/COFINS overpayments of $6,167 and associated interest of $3,550. We expect to recover the taxes and interest over the 40-month period following June 2021 and have recorded current and non-current assets accordingly.

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

Provision for Income Taxes

The change in consolidated income taxes is as follows:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Income (loss) before income taxes	$46,347	$(56,265)	$10,011
Provision for income taxes	17,274	972	7,555
Effective tax rate	37.3%	(1.7)%	75.5%

The effective tax rate is subject to variation due to several factors, including variability in pre-tax and taxable income, the mix of income by jurisdiction, changes in deferred tax valuation allowances, and changes in statutes, regulations and case law.  Additionally, the impacts of discrete and other rate impacting items are greater when income before income taxes is lower.

Fiscal 2021 vs. Fiscal 2020

The increase in the effective tax rate from fiscal 2020 to fiscal 2021 is primarily attributable to (i) an impairment charge in fiscal 2020 for which UNIFI does not expect to realize a future benefit, (ii) an increase in foreign earnings taxed at higher rates in fiscal 2021, (iii) a higher rate impact of U.S. tax on GILTI in fiscal 2021, and (iv) the reversal of UNIFI’s permanent reinvestment assertion in fiscal 2021 with regards to certain unrepatriated foreign earnings. This increase is partially offset by a benefit in fiscal 2021 for the retroactive GILTI high-tax exclusion for prior periods.

Fiscal 2020 vs. Fiscal 2019

The decrease in the fiscal 2020 effective tax rate was primarily attributable to (i) lower U.S. tax on GILTI in fiscal 2020, (ii) lower foreign withholding taxes in fiscal 2020, and (iii) lower impact of foreign earnings taxed at higher rates. These benefits were partially offset by an increase in the valuation allowance on a capital loss generated upon the PAL Investment sale.

Net Income (Loss)

Fiscal 2021 vs. Fiscal 2020

Net income for fiscal 2021 was $29,073, or $1.54 per diluted share, compared to a net loss of $(57,237), or $(3.10) per diluted share, for fiscal 2020. The increase was primarily attributable to the impairment charge for the PAL Investment sale recorded in fiscal 2020.  Excluding the impairment charge, the increase was attributable to higher gross profit and a recovery of non-income taxes in Brazil in fiscal 2021, partially offset by the fiscal 2021 impacts of (i) higher SG&A, (ii) a higher effective tax rate, and (iii) the loss on the disposal of assets.

Fiscal 2020 vs. Fiscal 2019

Net loss for fiscal 2020 was $(57,237), or $(3.10) per share, compared to $2,456, or $0.13 per share, for fiscal 2019.  The decrease was primarily attributable to the impairment charge for the PAL Investment sale.  Excluding the impairment charge, the decrease was attributable to (i) lower gross profit primarily stemming from the impact of the COVID-19 pandemic and (ii) lower earnings from unconsolidated affiliates, partially offset by lower SG&A expenses and a lower effective tax rate.

Adjusted EBITDA

Adjusted EBITDA increased from $16,553 for fiscal 2020 to $64,643 for fiscal 2021. The increase was primarily attributable to higher gross profit due to the recovery from the economic impacts of the COVID-19 pandemic, partially offset by the fiscal 2021 impacts of higher SG&A and the loss on the disposal of assets of $2,809.

Adjusted EBITDA decreased from $36,300 for fiscal 2019 to $16,553 for fiscal 2020. The decrease was primarily attributable to the economic impacts of the COVID-19 pandemic, partially offset by lower SG&A.

Adjusted Net Income (Loss)

Adjusted Net Income (Loss) increased from $(10,870) for fiscal 2020 to $22,660 for fiscal 2021, following the improvement in Adjusted EBITDA.

Adjusted Net (Loss) Income decreased from $3,523 for fiscal 2019 to $(10,870) for fiscal 2020, following the decrease in Adjusted EBITDA.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for fiscal 2021, 2020 and 2019.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Polyester Segment are as follows:

	Fiscal 2021	% Change	Fiscal 2020	% Change	Fiscal 2019
Net sales	$316,235	2.3	$309,184	(16.6)	$370,770
Cost of sales	282,791	(4.8)	297,096	(14.4)	346,951
Gross profit	33,444	176.7	12,088	(49.3)	23,819
Depreciation expense	18,637	10.3	16,904	5.2	16,068
Segment Profit	$52,081	79.6	$28,992	(27.3)	$39,887

Gross margin	10.6%		3.9%		6.4%
Segment margin	16.5%		9.4%		10.8%

Segment net sales as a percentage of consolidated amount	47.4%		51.0%		52.3%

Segment Profit as a percentage of consolidated amount	45.0%		48.6%		46.3%

The changes in net sales for the Polyester Segment are as follows:

Net sales for fiscal 2019	$370,770
Decrease in underlying sales volumes	(31,533)
Net change in average selling price and sales mix	(23,431)
Decrease due to an additional week of sales in fiscal 2019	(6,622)
Net sales for fiscal 2020	$309,184

Net sales for fiscal 2020	$309,184
Net change in average selling price and sales mix	5,733
Increase in sales volumes	1,318
Net sales for fiscal 2021	$316,235

The increase in net sales for the Polyester Segment from fiscal 2020 to fiscal 2021 was primarily attributable to a better sales mix in fiscal 2021. Because both fiscal years included significant demand pressures from the COVID-19 pandemic during calendar 2020, there was no meaningful change in sales volumes.

The decrease in net sales for the Polyester Segment from fiscal 2019 to fiscal 2020 was primarily attributable to (i) the adverse impact of COVID-19 on market demand, (ii) lower average selling prices associated with lower polyester raw material costs, and (iii) one fewer week of sales in fiscal 2020.

The changes in Segment Profit for the Polyester Segment are as follows:

Segment Profit for fiscal 2019	$39,887
Net decrease in underlying margins	(7,202)
Decrease in underlying sales volumes	(3,525)
Decrease due to an additional week of sales in fiscal 2019	(168)
Segment Profit for fiscal 2020	$28,992

Segment Profit for fiscal 2020	$28,992
Change in underlying margins and sales mix	22,964
Increase in sales volumes	124
Segment Profit for fiscal 2021	$52,080

The increase in Segment Profit for the Polyester Segment from fiscal 2020 to fiscal 2021 was primarily attributable to (i) the impact of the COVID-19 pandemic on cost absorption and facility utilization following significantly lower sales volumes during the fourth quarter of 2020, (ii) a better sales and production mix in fiscal 2021 and (iii) improved unit conversion margin.

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

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Asia Segment are as follows:

	Fiscal 2021	% Change	Fiscal 2020	% Change	Fiscal 2019
Net sales	$184,837	20.8	$153,032	15.2	$132,866
Cost of sales	159,444	16.9	136,349	16.4	117,166
Gross profit	25,393	52.2	16,683	6.3	15,700
Depreciation expense	—	—	—	—	—
Segment Profit	$25,393	52.2	$16,683	6.3	$15,700

Gross margin	13.7%		10.9%		11.8%
Segment margin	13.7%		10.9%		11.8%

Segment net sales as a percentage of consolidated amount	27.7%		25.2%		18.7%

Segment Profit as a percentage of consolidated amount	21.9%		27.9%		18.2%

The changes in net sales for the Asia Segment are as follows:

Net sales for fiscal 2019	$132,866
Net increase in sales volumes	24,648
Unfavorable foreign currency translation effects	(4,015)
Change in average selling price and sales mix	(467)
Net sales for fiscal 2020	$153,032

Net sales for fiscal 2020	$153,032
Change in average selling price and sales mix	(16,074)
Net increase in sales volumes	39,320
Favorable foreign currency translation effects	8,559
Net sales for fiscal 2021	$184,837

The increase in net sales for the Asia Segment from fiscal 2020 to fiscal 2021 was primarily attributable to the continued momentum of REPREVE®-branded products contributing to underlying sales growth, partially offset by (i) overall lower sales volumes during the first half of fiscal 2021, driven by the adverse impacts of the COVID-19 pandemic on global demand and (ii) a lower-priced sales mix.

The increase in net sales for the Asia Segment from fiscal 2019 to fiscal 2020 was primarily attributable to higher sales volumes of REPREVE®-branded products, primarily Chip and staple fiber, partially offset by (i) the impact of lower-priced Chip and staple fiber sales on average selling price and sales mix and (ii) unfavorable foreign currency translation effects due to the comparable weakening of the RMB, along with a reduction in the overall sales growth rate caused by the impact of the COVID-19 pandemic on global demand.

The RMB weighted average exchange rate was 6.60 RMB/USD, 7.03 RMB/USD and 6.82 RMB/USD for fiscal 2021, 2020 and 2019, respectively.

The changes in Segment Profit for the Asia Segment are as follows:

Segment Profit for fiscal 2019	$15,700
Increase in sales volumes	831
Change in underlying margins and sales mix	780
Unfavorable foreign currency translation effects	(628)
Segment Profit for fiscal 2020	$16,683

Segment Profit for fiscal 2020	$16,683
Change in underlying margins and sales mix	4,584
Increase in sales volumes	3,156
Favorable foreign currency translation effects	970
Segment Profit for fiscal 2021	$25,393

The increase in Segment Profit for the Asia Segment from fiscal 2020 to fiscal 2021 was primarily attributable to raw material cost benefits achieved on certain product lines, an improved sales mix, and higher sales volumes.

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

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Brazil Segment are as follows:

	Fiscal 2021	% Change	Fiscal 2020	% Change	Fiscal 2019
Net sales	$95,976	30.9	$73,339	(28.7)	$102,877
Cost of sales	64,281	3.4	62,144	(26.3)	84,298
Gross profit	31,695	183.1	11,195	(39.7)	18,579
Depreciation expense	1,315	(5.1)	1,385	(9.9)	1,537
Segment Profit	$33,010	162.4	$12,580	(37.5)	$20,116

Gross margin	33.0%		15.3%		18.1%
Segment margin	34.4%		17.2%		19.6%

Segment net sales as a percentage of consolidated amount	14.4%		12.1%		14.5%

Segment Profit as a percentage of consolidated amount	28.5%		21.1%		23.3%

The changes in net sales for the Brazil Segment are as follows:

Net sales for fiscal 2019	$102,877
Decrease in sales volumes	(13,501)
Unfavorable foreign currency translation effects	(13,128)
Decrease in average selling price	(2,909)
Net sales for fiscal 2020	$73,339

Net sales for fiscal 2020	$73,339
Increase in average selling price and change in sales mix	20,459
Increase in sales volumes	17,297
Unfavorable foreign currency translation effects	(15,119)
Net sales for fiscal 2021	$95,976

The increase in net sales for the Brazil Segment from fiscal 2020 to fiscal 2021 was primarily attributable to the Brazil Segment’s ability to (i) capture market share from competitors during Brazil’s economic recovery following the most severe impacts of the COVID-19 pandemic and (ii) increase selling prices, partially offset by unfavorable foreign currency translation effects.

The decrease in net sales for the Brazil Segment from fiscal 2019 to fiscal 2020 was primarily attributable to (i) the COVID-19 pandemic impact on sales volumes, (ii) unfavorable foreign currency translation effects as the BRL weakened against the USD during fiscal 2020, and (iii) lower selling prices associated with declining raw material costs and competitive pricing pressures.

The BRL weighted average exchange rate was 5.38 BRL/USD, 4.29 BRL/USD and 3.87 BRL/USD for fiscal 2021, 2020 and 2019, respectively.

The changes in Segment Profit for the Brazil Segment are as follows:

Segment Profit for fiscal 2019	$20,116
Decrease in sales volumes	(2,641)
Decrease in underlying margins	(2,535)
Unfavorable foreign currency translation effects	(2,360)
Segment Profit for fiscal 2020	$12,580

Segment Profit for fiscal 2020	$12,580
Increase in underlying margins	20,318
Increase in sales volumes	2,908
Unfavorable foreign currency translation effects	(2,796)
Segment Profit for fiscal 2021	$33,010

The increase in Segment Profit for the Brazil Segment from fiscal 2020 to fiscal 2021 was primarily attributable to an improved sales mix and conversion margin combined with higher sales volumes stemming from a temporarily improved competitive position in Brazil, partially offset by unfavorable foreign currency translation effects.

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

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Nylon Segment are as follows:

	Fiscal 2021	% Change	Fiscal 2020	% Change	Fiscal 2019
Net sales	$65,869	(2.2)	$67,381	(31.3)	$98,127
Cost of sales	63,502	(7.1)	68,359	(24.2)	90,231
Gross profit (loss)	2,367	(342.0)	(978)	(112.4)	7,896
Depreciation expense	1,769	(7.7)	1,917	(8.0)	2,083
Segment Profit	$4,136	340.5	$939	(90.6)	$9,979

Gross margin	3.6%		-1.5%		8.0%
Segment margin	6.3%		1.4%		10.2%

Segment net sales as a percentage of consolidated amount	9.9%		11.1%		13.8%

Segment Profit as a percentage of consolidated amount	3.6%		1.6%		11.6%

The changes in net sales for the Nylon Segment are as follows:

Net sales for fiscal 2019	$98,127
Decrease in underlying sales volumes	(27,205)
Net change in average selling price and sales mix	(1,895)
Decrease due to an additional week of sales in fiscal 2019	(1,646)
Net sales for fiscal 2020	$67,381

Net sales for fiscal 2020	$67,381
Net change in average selling price and sales mix	(6,435)
Increase in sales volumes	4,923
Net sales for fiscal 2021	$65,869

The decrease in net sales for the Nylon Segment from fiscal 2020 to fiscal 2021 was primarily attributable to an increase in sales volumes for lower-priced product, adversely impacting average selling price.

The decrease in net sales for the Nylon Segment from fiscal 2019 to fiscal 2020 was primarily attributable to (i) the adverse impact of COVID-19, (ii) continued demand declines in certain nylon product categories, (iii) two customers shifting certain programs to overseas garment production during calendar 2019, and (iv) one fewer week of sales in fiscal 2020.

The changes in Segment Profit for the Nylon Segment are as follows:

Segment Profit for fiscal 2019	$9,979
Net decrease in underlying margins	(6,119)
Decrease in underlying sales volumes	(2,772)
Decrease due to an additional week of sales in fiscal 2019	(149)
Segment Profit for fiscal 2020	$939

Segment Profit for fiscal 2020	$939
Net increase in underlying margins	3,129
Increase in sales volumes	68
Segment Profit for fiscal 2021	$4,136

The increase in Segment Profit for the Nylon Segment from fiscal 2020 to fiscal 2021 was primarily attributable to (i) higher unit conversion margin and (ii) improved cost absorption on a stable sales mix.

The decrease in Segment Profit for the Nylon Segment from fiscal 2019 to fiscal 2020 was primarily attributable to lower sales and weaker fixed cost absorption, with fiscal 2020 significantly impacted by demand disruption from COVID-19.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service and share repurchases.  UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver (as defined below) of its credit facility.

As of June 27, 2021, all of UNIFI’s $86,857 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, and 52% of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital and total debt obligations as of June 27, 2021 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$37,782	$40,471	$78,253
Borrowings available under financing arrangements	65,891	—	65,891
Liquidity	$103,673	$40,471	$144,144

Working capital	$88,836	$134,808	$223,644
Total debt obligations	$86,857	$—	$86,857

For fiscal 2021, cash generated from operations was $36,681 and at June 27, 2021, excess availability under the ABL Revolver was $65,891.  Despite the adverse impacts of the COVID-19 pandemic, UNIFI was able to generate strong operating cash flows for both fiscal 2021 and fiscal 2020, while ensuring borrowing availability and liquidity remained at sufficient levels. Cash generation was achieved by capitalizing on profitable sales opportunities in each of our business regions and focusing diligently on the management of working capital, while minimizing travel and discretionary costs.

Due to UNIFI’s financial performance in fiscal 2021, other current liabilities at June 27, 2021 includes approximately $12,350 of annual incentive compensation that was paid in August 2021. Such payment offsets the underlying cash generation that management expects in the first quarter of fiscal 2022. Beyond this use of cash and considering the expected business activity for fiscal 2022, further demand recovery over the next twelve months is likely to generate an increase in our working capital, and when combined with capital expenditures, debt service and routine tax payments, we expect to use cash in fiscal 2022. However, our liquidity position (calculated in the table above) is higher than recent historical levels and is expected to be more than adequate to allow UNIFI to manage through the current COVID-19 operating environment and to quickly respond to further economic recovery.

UNIFI considers $21,776 of its unremitted foreign earnings to be permanently reinvested to fund working capital requirements and operations abroad, and has therefore not recognized a deferred tax liability for the estimated future taxes that would be incurred upon repatriation. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, UNIFI could be subject to additional tax liabilities of approximately $4,524.

COVID-19 Pandemic Liquidity Considerations

Because global economic activity slowed within a short period of time, the COVID-19 pandemic introduced liquidity risk that was not present prior to calendar 2020. UNIFI implemented aggressive and prudent actions that were necessary to preserve liquidity in the COVID-19 pandemic environment, which was characterized by global demand declines and/or uncertainty that began in March 2020. Accordingly, to minimize the disruption to operations that could result from outbreaks among UNIFI employees, UNIFI prioritized health and safety measures that included restricting travel and group meetings, enforcing social distancing and healthy habits, increased sanitization, and increased wellness monitoring.

Throughout the COVID-19 pandemic, UNIFI has not experienced any (i) substantial, prolonged headwinds relating to liquidity, (ii) significant outbreaks of COVID-19 among employees, nor (iii) other extensive disruptions to ongoing operations. The following reflect on UNIFI’s strong liquidity position and access to capital resources during the COVID-19 pandemic:

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

Now that global demand pressures are less severe and the textile supply chain appears to be recovering, we expect our significant cash balances and available borrowings to continue to provide adequate liquidity during the lingering pressures of the COVID-19 pandemic. Accordingly, and because of global demand recovery that has occurred thus far, we do not currently anticipate any adverse events or circumstances will place critical pressure on our liquidity position and ability to fund our operations, capital expenditures, and expected business growth during fiscal 2022. Should global demand and economic activity decline again beyond the short-term, UNIFI maintains the ability to (i) seek additional credit or financing arrangements or extensions of existing arrangements and/or (ii) re-implement cost reduction initiatives to preserve cash and secure the longevity of the business and operations.

As we anticipate further business recovery to occur throughout fiscal 2022, we expect the majority of our capital will be deployed to upgrading the machinery in our Americas manufacturing facilities via capital expenditures.

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	June 27, 2021	June 27, 2021	June 28, 2020
ABL Revolver	December 2023	0.0%	$—	$—
ABL Term Loan	December 2023	3.1% (1)	77,500	87,500
Finance lease obligations	(2)	3.6%	8,475	11,381
Construction financing	(3)	2.3%	882	—
Total debt			86,857	98,881
Current ABL Term Loan (4)			(12,500)	(10,000)
Current portion of finance lease obligations			(3,545)	(3,563)
Unamortized debt issuance costs			(476)	(711)
Total long-term debt			$70,336	$84,607

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for finance lease obligations range from May 2022 to November 2027, as further outlined in Note 4, “Leases.”
(3)	Refer to the discussion below under the subheading “─Construction Financing” for further information.
(4)

Because fiscal 2022 is a 53-week fiscal year, five regularly scheduled ABL Term Loan principal payments are disclosed in the current portion of long-term debt to reflect the amount due within the operating cycle and fiscal year ending July 3, 2022.

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

In connection and concurrent with the sale of UNIFI’s 34% interest in PAL on April 29, 2020, UNIFI entered into the Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment”).  The Fourth Amendment among other things: (i) revised the definition of permitted dispositions within the Credit Agreement to include the sale by Unifi Manufacturing, Inc. of its equity interest in PAL so long as the aggregate net cash proceeds received equaled or exceeded $60,000 and such sale occurred on or before May 15, 2020; (ii) revised the terms of the Credit Agreement to allow the net cash proceeds from the sale of PAL to be applied to the outstanding principal amount of the ABL Revolver until paid in full with the remaining net cash proceeds retained by UNIFI, so long as certain conditions were met; and (iii) revised the terms of the Credit Agreement to allow the lenders to make changes to the benchmark interest rate without further amendment should LIBOR temporarily or permanently cease to exist and a transition to a new benchmark interest rate such as the Secured Overnight Financing Rate (“SOFR”) be required for future ABL Facility borrowings.

On February 5, 2021, Unifi, Inc. and certain of its subsidiaries entered into the Fifth Amendment to Amended and Restated Credit Agreement (the “Fifth Amendment”). The Fifth Amendment generally allowed for share repurchases up to $5,000 to be conducted from cash on-hand through June 30, 2021.

The ABL Facility is secured by a first-priority perfected security interest in substantially all owned property and assets (together with all proceeds and products) of Unifi, Inc., Unifi Manufacturing, Inc. and a certain subsidiary guarantor (collectively, the “Loan Parties”). It is also secured by a first-priority security interest in all (or 65% in the case of UNIFI’s first-tier controlled foreign subsidiary, as required by the lenders) of the stock of (or other ownership interests in) each of the Loan Parties (other than Unifi, Inc.) and certain subsidiaries of the Loan Parties, together with all proceeds and products thereof.

If excess availability under the ABL Revolver falls below the Trigger Level (as defined in the Credit Agreement), a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a quarterly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of June 27, 2021 was $22,188. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

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

As of June 27, 2021: UNIFI was in compliance with all financial covenants in the Credit Agreement; excess availability under the ABL Revolver was $65,891; UNIFI had $0 of standby letters of credit; and the fixed charge coverage ratio was 0.60 to 1.00. Management maintains the capability to improve the fixed charge coverage ratio utilizing existing foreign cash and cash equivalents.

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

Finance Lease Obligations

During fiscal 2021, UNIFI entered into finance lease obligations totaling $740 for certain transportation equipment.  The maturity date of these obligations is June 2025 with an interest rate of 3.8%.

During fiscal 2020, UNIFI entered into finance lease obligations totaling $6,301 for certain transportation equipment.  The maturity date of these obligations range from March 2025 to November 2026 with interest rates ranging from 3.1% to 3.5%.

Construction Financing

In May 2021, UNIFI entered into an agreement with a third party lender that provides for construction-period financing for certain build-to-suit assets. UNIFI will record project costs to construction in progress and the corresponding liability to construction financing (within long-term debt). The agreement provides for monthly, interest-only payments during the construction period, at a rate of LIBOR plus 2.2%, and contains terms customary for a financing of this type.

The agreement provides for 60 monthly payments, which will commence upon the completion of the construction period with an interest rate of approximately 2.8%. In connection with this construction financing arrangement, UNIFI recorded long-term debt of $882.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the following five fiscal years and thereafter. Because fiscal 2022 is a 53-week fiscal year, five regularly scheduled ABL Term Loan principal payments are disclosed in the table below and the current portion of long-term debt to reflect the amount due within the operating cycle and fiscal year ending July 3, 2022:

	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter
ABL Revolver	$—	$—	$—	$—	$—	$—
ABL Term Loan	12,500	10,000	55,000	—	—	—
Finance lease obligations	3,545	1,257	1,301	1,195	733	444
Total (1)	$16,045	$11,257	$56,301	$1,195	$733	$444

(1)	Total reported excludes $882 for construction financing, described above.

Further discussion of the terms and conditions of the Credit Agreement and the Company’s existing indebtedness is outlined in Note 12, “Long-Term Debt,” to the accompanying consolidated financial statements.

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	June 27, 2021	June 28, 2020
Long-term debt	$70,336	$84,607
Current portion of long-term debt	16,045	13,563
Unamortized debt issuance costs	476	711
Debt principal	86,857	98,881
Less: cash and cash equivalents	78,253	75,267
Net Debt	$8,604	$23,614

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measures)

The following table presents the components of working capital and the reconciliation from working capital to Adjusted Working Capital:

	Fiscal 2021	Fiscal 2020
Cash and cash equivalents	$78,253	$75,267
Receivables, net	94,837	53,726
Inventories	141,221	109,704
Income taxes receivable	2,392	4,033
Other current assets	12,364	11,763
Accounts payable	(54,259)	(25,610)
Other current liabilities	(31,638)	(13,689)
Income taxes payable	(1,625)	(349)
Current operating lease liabilities	(1,856)	(1,783)
Current portion of long-term debt	(16,045)	(13,563)
Working capital	$223,644	$199,499

Less: Cash and cash equivalents	(78,253)	(75,267)
Less: Income taxes receivable	(2,392)	(4,033)
Less: Certain current liabilities	19,526	15,695
Adjusted Working Capital	$162,525	$135,894

Working capital increased from $199,499 as of June 28, 2020 to $223,644 as of June 27, 2021, while Adjusted Working Capital increased from $135,894 to $162,525, both primarily in connection with the contrast of (i) lower working capital at June 28, 2020 due to the significant demand pressures caused by the COVID-19 pandemic and (ii) higher working capital at June 27, 2021 due to substantial business recovery and higher raw material costs. Working capital and Adjusted Working Capital are within the range of management’s expectations based on the composition of the underlying business and global structure.

The increase in cash and cash equivalents was driven by the operating cash flows generated by our global operations, partially offset by scheduled debt service payments. The increase in receivables, net and inventories was primarily attributable to increased sales in fiscal 2021 following low sales activity in the June 2020 quarter due to significantly suppressed demand levels caused by the COVID-19 pandemic. The change in income taxes receivable was insignificant. The increase in other current assets was primarily due to the current portion of non-income tax recovery in Brazil, partially offset by a decline in contract assets. The increase in accounts payable was consistent with the increase in sales and production activity following business recovery during fiscal 2021. The increase in other current liabilities was primarily attributable to higher incentive compensation accruals in fiscal 2021 and an increase in deferred revenue associated with increased sales activity in the Asia Segment. Included within certain current liabilities, the changes in income taxes payable and current portion of operating lease liabilities were insignificant and the change in current portion of long-term debt reflects an additional term loan principal payment scheduled in the 53-week fiscal 2022, as discussed above within Scheduled Debt Maturities.

Capital Projects

In fiscal 2021, UNIFI invested $21,178 in capital projects, primarily relating to (i) further improvements in production capabilities and technology enhancements in the Americas, (ii) eAFK EVO texturing machinery, and (iii) routine annual maintenance capital expenditures.  Maintenance capital expenditures are necessary to support UNIFI’s current operations, capacities and capabilities and exclude expenses relating to repairs and costs that do not extend an asset’s useful life.

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

In fiscal 2022, UNIFI expects to invest between $40,000 and $45,000 in capital projects, to include (i) making further improvements in production capabilities and technology enhancements in the Americas, including the continued purchase and installation of new eAFK EVO texturing machines, and (ii) annual maintenance capital expenditures.  UNIFI will seek to ensure maintenance capital expenditures are sufficient to allow continued production at high efficiencies.

The total amount ultimately invested for fiscal 2022 could be more or less than the currently estimated amount depending on the timing and scale of contemplated initiatives and is expected to be funded primarily by existing cash and cash equivalents.  UNIFI expects recent and future capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

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

As of June 27, 2021, UNIFI repurchased a total of 84 shares at an average price of $23.72, leaving $48,008 available for repurchase under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

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

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Net income (loss)	$29,073	$(57,237)	$2,456
Depreciation and amortization expense	25,528	23,653	23,003
Equity in (earnings) loss of unconsolidated affiliates	(739)	477	(3,968)
Recovery of non-income taxes	(9,717)	—	—
Impairment of investment in unconsolidated affiliate	—	45,194	—
Gain on sale of investment in unconsolidated affiliate	—	(2,284)	—
Non-cash compensation expense	3,462	3,999	3,258
Deferred income taxes	5,087	(4,011)	423
Subtotal	52,694	9,791	25,172

Distributions received from unconsolidated affiliates	750	10,437	2,647
Change in inventories	(28,069)	15,792	(15,838)
Other changes in assets and liabilities	11,306	16,704	(4,697)
Net cash provided by operating activities	$36,681	$52,724	$7,284

Fiscal 2021 Compared to Fiscal 2020

The decrease in net cash provided by operating activities from fiscal 2020 to fiscal 2021 was primarily due to (i) the impact on working capital created by the contrast in business activity at the end of each fiscal year, as further described within the working capital discussion above, and (ii) the $10,437 of distributions received from PAL in fiscal 2020. The decrease was partially offset by a significant increase in Adjusted EBITDA from fiscal 2020 to fiscal 2021.

Fiscal 2020 Compared to Fiscal 2019

The increase in net cash provided by operating activities from fiscal 2019 to fiscal 2020 was primarily due to (i) $10,437 of distributions received from PAL in fiscal 2020 and (ii) the favorable impact on working capital of both (a) a more favorable raw material cost environment in fiscal 2020 and (b) lower receivables and inventory levels driven by the demand pressures of the COVID-19 pandemic.

Cash (Used) Provided by Investing Activities and Financing Activities

Fiscal 2021

UNIFI used $24,621 for investing activities and used $12,875 for financing activities during fiscal 2021. Significant investing activities included (i) approximately $21,000 for capital expenditures, which primarily relate to ongoing maintenance capital expenditures along with production capabilities and technology enhancements in the Americas and (ii) approximately $3,600 for intangible asset purchases in connection with two bolt-on asset acquisitions in an effort to expand our customer portfolios in the U.S.  Significant financing activities included $10,000 of net payments against the ABL Facility, along with $3,646 of payments on finance lease obligations.

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

Contractual Obligations

In addition to management’s discussion and analysis surrounding our liquidity and capital resources, long-term debt, finance leases, operating leases, and the associated principal and interest components thereof, as of June 27, 2021, UNIFI’s contractual obligations consisted of the following additional concepts and considerations.

1.

Capital purchase obligations relate to contracts with vendors for the construction or purchase of assets, primarily for the normal course operations in our manufacturing facilities. Such obligations are approximately $24,000, $25,000 and $12,000 for fiscal years 2022, 2023 and 2024 respectively.

2.

Purchase obligations are agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Such obligations, predominantly related to ongoing operations and service contracts in support of normal course business, range from approximately $5,000 to $10,000 per annum and vary based on the renewal timing of specific commitments and the range of services received.

3.

Non-capital purchase orders totaled approximately $55,000 at the end of fiscal 2021 and are expected to be settled in fiscal 2022.  Such open purchase orders are in the ordinary course of business for the procurement of (i) raw materials used in the production of inventory, (ii) certain consumables and outsourced services used in UNIFI’s manufacturing processes, and (iii) selected finished goods for resale sourced from third-party suppliers.

4.

Other balance sheet items are detailed within the notes to the consolidated financial statements, including but not limited to annual incentive compensation, severance agreements, post-employment plan liabilities, unpaid invoice and contract amounts, interest rate swaps, and other balances and charges that primarily relate to normal course operations.

UNIFI does not engage in off-balance sheet arrangements and only enters into material contracts relating to normal course business or to hedge the associated risks (e.g. interest rate swaps).

Recent Accounting Pronouncements

Issued and Pending Adoption

Upon review of each Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (the “FASB”) through the date of this report, UNIFI identified no newly applicable accounting pronouncements that are expected to have a significant impact on UNIFI’s consolidated financial statements.

Recently Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, with an effective date consistent with UNIFI’s fiscal 2021. The new guidance requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations have begun to use forward-looking information to inform their credit loss estimates.  UNIFI adopted the ASU in fiscal 2021 using the modified retrospective approach and the adoption did not have a material impact to UNIFI’s financial position or results of operations.

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

Inventory Net Realizable Value Adjustment

The inventory net realizable value adjustment is established based on many factors, including historical recovery rates, inventory age, inventory turns, expected net realizable value of specific products, and current economic conditions.  Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory cost exceeds net realizable value.  Anticipating selling prices and evaluating the condition of the inventories require judgment and estimation, which may impact the resulting inventory valuation and gross margins.  UNIFI uses current and historical knowledge to record reasonable estimates of its markdown percentages and expected sales prices.  UNIFI believes it is unlikely that differences in actual demand or selling prices from those forecasted by management would have a material impact on UNIFI’s financial condition or results of operations.  UNIFI has not made any material changes to the methodology used in establishing its inventory net realizable value adjustment during the past three fiscal years.  A plus or minus 10% change in the inventory net realizable value adjustment would not have been material to UNIFI’s consolidated financial statements for the past three fiscal years.

	June 27, 2021	June 28, 2020	June 30, 2019
Net realizable value adjustment	$(2,407)	$(4,224)	$(2,391)

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

UNIFI is exposed to market risks associated with changes in interest rates, fluctuations in foreign currency exchange rates and raw material and commodity costs, which may adversely affect its financial position, results of operations or cash flows.  UNIFI does not enter into derivative financial instruments for trading purposes, nor is it a party to any leveraged financial instruments.

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities.  As of June 27, 2021, UNIFI had borrowings under its ABL Term Loan that totaled $77,500, with $2,500 subject to variable rates of interest because UNIFI currently hedges $75,000 of interest rate variability using interest rate swaps.  After considering the variable rate debt obligations that have been hedged and UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point increase in LIBOR as of June 27, 2021 would result in an increase in annual interest expense of less than $200.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies.  Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange rate risk.  UNIFI may enter into foreign currency forward contracts to hedge this exposure.  UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of June 27, 2021, UNIFI had no outstanding foreign currency forward contracts.

A significant portion of raw materials purchased by the Brazil Segment are denominated in USDs, requiring UNIFI to regularly exchange BRL. A significant portion of sales and asset balances for the Asia Segment are denominated in USDs. During recent fiscal years, UNIFI has been negatively impacted by fluctuations of the BRL and the RMB. Discussion and analysis surrounding the impact of fluctuations of the BRL and the RMB on UNIFI’s results of operations are included above in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” UNIFI does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of June 27, 2021, foreign currency exchange rate risk concepts included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	27.6%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$11,168
Denominated in RMB	14,565
Denominated in BRL	8,629
Denominated in other foreign currencies	175
Total cash and cash equivalents held outside the U.S.	$34,537
Percentage of total cash and cash equivalents held outside the U.S.	44.1%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$5,934

More information regarding UNIFI’s derivative financial instruments as of June 27, 2021 is provided in Note 18, “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities,” to the accompanying consolidated financial statements.

Raw Material and Commodity Cost Risks

A significant portion of UNIFI’s raw material and energy costs are derived from petroleum-based chemicals.  The prices for petroleum and petroleum-related products and related energy costs are volatile and dependent on global supply and demand dynamics, including certain geo-political risks.  A sudden rise in the price of petroleum and petroleum-based products could have a material impact on UNIFI’s profitability.  UNIFI does not use financial instruments to hedge its exposure to changes in these costs as management has concluded that the overall cost of hedging petroleum exceeds the potential risk mitigation.  The costs of the primary raw materials that UNIFI uses throughout all of its operations are generally based on USD pricing, and such materials are purchased at market or at fixed prices that are established with individual vendors as part of the purchasing process for quantities expected to be consumed in the ordinary course of business.  UNIFI manages fluctuations in the cost of raw materials primarily by making corresponding adjustments to the prices charged to its customers.  Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of raw materials in the prior quarter.  Pricing adjustments for other customers must be negotiated independently.  UNIFI attempts to quickly pass on to its customers increases in raw material costs, but due to market pressures, this is not always possible. When price increases can be implemented, there is typically a time lag that adversely affects UNIFI’s margins during one or more quarters.  In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one to two fiscal quarters of the raw material price increase for its index-priced customers and within two fiscal quarters of the raw material price increase for its non-index-priced customers.

During fiscal 2019 and 2018, UNIFI operated in a predominantly increasing raw material cost environment. UNIFI believes those higher costs were primarily a result of volatility in the crude oil markets, along with periods of supply and demand constraints for certain polyester feedstock.

During fiscal 2020 and the first six months of fiscal 2021, UNIFI experienced a predominantly favorable, declining raw material cost environment, especially during calendar 2020 as the COVID-19 pandemic suppressed petroleum prices for several months.

During the second half of fiscal 2021, UNIFI experienced cost increases for raw materials, primarily related to (i) increases in petroleum prices and (ii) supply chain disruptions that occurred in Texas during February 2021 due to abnormally cold weather. Our raw material costs remain subject to the volatility described above and, should raw material costs increase unexpectedly, UNIFI’s results of operations and cash flows are likely to be adversely impacted.

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

Evaluation of Disclosure Controls and Procedures

As of June 27, 2021, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of UNIFI’s internal control over financial reporting as of June 27, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of June 27, 2021, UNIFI’s internal control over financial reporting was effective based on the criteria established in Internal Control – Integrated Framework (2013).

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of UNIFI’s internal control over financial reporting as of June 27, 2021 has been audited by KPMG LLP (“KPMG”), an independent registered public accounting firm. KPMG’s report, which appears in “Item 8. Financial Statements and Supplementary Data,” expresses an unqualified opinion on the effectiveness of UNIFI’s internal control over financial reporting as of June 27, 2021.

Changes in Internal Control Over Financial Reporting

During UNIFI’s fourth quarter of fiscal 2021, there has been no change in UNIFI’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

UNIFI will file with the SEC a definitive proxy statement for the Company’s 2021 Annual Meeting of Shareholders (the “Proxy Statement”) no later than 120 days after the close of fiscal 2021. The information required with respect to our executive officers appears both in the Proxy Statement and in Part I of this Annual Report under the heading “Information about our Executive Officers.” The other information required by this item is furnished by incorporation by reference to the information under the headings “Election of Directors” and “Corporate Governance” in the Proxy Statement.

We have adopted a written Code of Ethics for Senior Financial and Executive Officers (the “Code of Ethics”), which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act.  The Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.  The Code of Ethics is available on our website at www.unifi.com.  A copy of the Code of Ethics may also be obtained without charge by any person, upon request, by writing to Unifi, Inc., 7201 West Friendly Avenue, Greensboro, North Carolina 27410, Attention: Corporate Secretary.

We will disclose information pertaining to any amendment to, or waiver from, the provisions of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and that relate to any element of the Code of Ethics enumerated in the SEC rules and regulations by posting this information on our website at www.unifi.com.  The information on our website is not a part of this Annual Report and is not incorporated by reference in this Annual Report or any of our other filings with the SEC. Our non-employee directors and their respective principal occupation or employment are as follows: Emma S. Battle (President and CEO, MarketVigor, LLC, a consulting and strategy firm), Robert J. Bishop (Managing Principal, Impala Asset Management LLC, a private investment management firm); Archibald Cox, Jr. (Chairman, Sextant Group, Inc., a financial advisory and private equity firm); James M. Kilts (Founding Partner, Centerview Capital, a private equity firm); Kenneth G. Langone (President and Chief Executive Officer, Invemed Associates LLC, a private investment portfolio firm); Suzanne M. Present (Principal, Gladwyne Partners, LLC, a private partnership fund manager); and Eva T. Zlotnicka (Managing Partner, Inclusive Capital Partners, a fund manager focusing on responsible capitalism).

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

The financial statements listed in the accompanying Index to Consolidated Financial Statements on page F-i are filed as part of this Annual Report.

2. Financial Statement Schedules

Not applicable.

3. Exhibits

Exhibit Number	Description

2

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

4.8

Fifth Amendment to Amended and Restated Credit Agreement, dated as of February 5, 2021, by and among Unifi, Inc. and Unifi Manufacturing, Inc., as borrowers, Unifi Sales & Distribution, Inc., as guarantor, Wells Fargo Bank, National Association, as agent for the lenders party thereto, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed February 11, 2021 (File No. 001-10542)).

4.9

Amended and Restated Guaranty and Security Agreement, dated as of March 26, 2015, by and among the grantors from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed March 31, 2015 (File No. 001-10542)).

4.10

First Amendment to Amended and Restated Guaranty and Security Agreement, dated as of June 26, 2015, by and among the grantors from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed June 30, 2015 (File No. 001-10542)).

4.11

Trademark Security Agreement, dated as of May 24, 2012, by and among the grantors party thereto and Wells Fargo Bank, N.A., as agent (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 25, 2012 (File No. 001-10542)).

Exhibit Number	Description

4.12

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

10.12*	Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 1, 2018 (File No. 001-10542)).

10.13*	Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 2, 2020 (File No. 001-10542)).

10.14*

Form of Vested Share Unit Agreement for Non-Employee Directors for use in connection with the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan and the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-10542)).

10.15*

Form of Stock Option Agreement for Non-Employee Directors for use in connection with the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan and the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 30, 2018 (File No. 001-10542)).

10.16*

Form of Restricted Stock Unit Agreement for Employees for use in connection with the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan and the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-10542)).

Exhibit Number	Description

10.17*

Form of Cash-Settled Restricted Stock Unit Agreement for Employees for use in connection with the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan and the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended December 30, 2018 (File No. 001-10542)).

10.18*

Form of Incentive Stock Option Agreement for Employees for use in connection with the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan and the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-10542)).

10.19*	Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed July 31, 2006 (File No. 001-10542)).

10.20*	Amendment to the Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 6, 2009 (File No. 001-10542)).

10.21*

Amendment to the Unifi, Inc. Supplemental Key Employee Retirement Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 25, 2018 (File No. 001-10542)).

10.22*	Unifi, Inc. Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 26, 2010 (File No. 001-10542)).

10.23*	Unifi, Inc. Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 29, 2019 (File No. 001-10542)).

10.24*

Employment Agreement by and between Unifi, Inc. and Thomas H. Caudle, Jr., effective as of September 5, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 7, 2018 (File No. 001-10542)).

10.25*

Letter Agreement by and between Unifi, Inc. and Albert P. Carey, effective as of June 29, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 2, 2020 (File No. 001-10542)).

10.26*

Employment Agreement by and between Unifi, Inc. and Craig A. Creaturo, effective as of August 28, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 3, 2019 (File No. 001-10542)).

10.27*

Employment Agreement by and between Unifi, Inc. and Edmund M. Ingle, effective as of April 16, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 21, 2020 (File No. 001-10542)).

10.28*

First Amendment to Employment Agreement by and between Unifi, Inc. and Edmund M. Ingle, effective as of June 9, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed June 15, 2020 (File No. 001-10542)).

10.29*

Employment Agreement by and between Unifi, Inc. and Hongjun Ning, effective as of July 1, 2020 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed November 2, 2020 (File No. 001-10542)).

10.30*

Employment Agreement by and between Unifi, Inc. and Lucas de Carvalho Rocha, effective as of July 1, 2020 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 2, 2020 (File No. 001-10542)).

10.31

Sales and Services Agreement, dated as of January 1, 2007, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-3 filed February 9, 2007 (File No. 333-140580)).

10.32

First Amendment to Sales and Services Agreement, effective as of January 1, 2009, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 3, 2008 (File No. 001-10542)).

10.33

Second Amendment to Sales and Services Agreement, effective as of January 1, 2010, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 11, 2009 (File No. 001-10542)).

10.34

Third Amendment to Sales and Services Agreement, effective as of January 1, 2011, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 22, 2010 (File No. 001-10542)).

Exhibit Number	Description

10.35

Fourth Amendment to Sales and Services Agreement, effective as of January 1, 2012, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 20, 2011 (File No. 001-10542)).

10.36**

Yarn Purchase Agreement, effective as of September 1, 2014, by and between Unifi Manufacturing, Inc. and Hanesbrands Inc. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the fiscal year ended June 29, 2014 (File No. 001-10542)).

10.37**

Addendum and Extension to Yarn Purchase Agreement, effective as of June 30, 2018, by and between Unifi Manufacturing, Inc. and Hanesbrands Inc. (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the fiscal year ended June 24, 2018 (File No. 001-10542)).

10.38

Deposit Account Control Agreement, dated as of May 24, 2012, by and among Unifi Manufacturing, Inc., Wells Fargo Bank, N.A. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 25, 2012 (File No. 001-10542)).

21+	List of Subsidiaries of Unifi, Inc.

23+	Consent of KPMG LLP.

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following financial information from Unifi, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 27, 2021, filed August 25, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104+	The cover page from Unifi, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 27, 2021, filed August 25, 2021, formatted in Inline XBRL (included in Exhibit 101).

+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.
**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFI, INC.

Date: August 25, 2021	By:	/s/ EDMUND M. INGLE
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title

/s/ EDMUND M. INGLE	Chief Executive Officer and Director
Edmund M. Ingle	(Principal Executive Officer)

/s/ CRAIG A. CREATURO	Executive Vice President & Chief Financial Officer
Craig A. Creaturo	(Principal Financial Officer and Principal Accounting Officer)

/s/ EMMA S. BATTLE	Director
Emma S. Battle

/s/ ROBERT J. BISHOP	Director
Robert J. Bishop

/s/ ALBERT P. CAREY	Executive Chairman
Albert P. Carey

/s/ ARCHIBALD COX, JR.	Lead Independent Director
Archibald Cox, Jr.

/s/ JAMES M. KILTS	Director
James M. Kilts

/s/ KENNETH G. LANGONE	Director
Kenneth G. Langone

/s/ SUZANNE M. PRESENT	Director
Suzanne M. Present

/s/ EVA T. ZLOTNICKA	Director
Eva T. Zlotnicka
Date: August 25, 2021

UNIFI, INC.

F-i

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unifi, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Unifi, Inc. and subsidiaries (the Company) as of June 27, 2021 and June 28, 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended June 27, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 27, 2021 and June 28, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended June 27, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 27, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, the Company has changed its method of accounting for leases as of July 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the net realizable value of finished goods inventories

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company’s finished goods inventories balance as of June 27, 2021 was $70,525 thousand. The Company records adjustments to the cost basis of finished goods inventories when the expected net realizable value of the inventories is below its cost basis. The Company’s model estimates the net realizable value of its finished goods inventories based upon factors including historical recovery rates, inventory age, and current economic conditions.

We identified the evaluation of the net realizable value of finished goods inventories held in the United States as a critical audit matter. Complex auditor judgment was required to evaluate the recovery rates used in the determination of the net realizable value of finished goods inventories, including the relevance of historical experience.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the evaluation of the net realizable value of finished goods inventories. This included controls related to the determination of expected recovery rates used in the assessment and whether historical rates are indicative of expected losses on current finished goods inventories. We assessed whether historical recovery rates are indicative of expected losses by (1) comparing the prior period loss estimate to actual loss experience, and (2) evaluating industry and analyst reports for trends and conditions that may impact the estimate of net realizable value. We also performed sensitivity analyses over management’s historical recovery rates to assess the impact of changes in recovery rates on management’s determination of net realizable value of finished goods inventories.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Greensboro, North Carolina

August 25, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unifi, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Unifi, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 27, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 27, 2021 and June 28, 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended June 27, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated August 25, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Greensboro, North Carolina

August 25, 2021

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 27, 2021	June 28, 2020
ASSETS
Cash and cash equivalents	$78,253	$75,267
Receivables, net	94,837	53,726
Inventories	141,221	109,704
Income taxes receivable	2,392	4,033
Other current assets	12,364	11,763
Total current assets	329,067	254,493
Property, plant and equipment, net	201,696	204,246
Operating lease assets	8,772	8,940
Deferred income taxes	1,208	2,352
Other non-current assets	14,625	4,131
Total assets	$555,368	$474,162

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$54,259	$25,610
Income taxes payable	1,625	349
Current operating lease liabilities	1,856	1,783
Current portion of long-term debt	16,045	13,563
Other current liabilities	31,638	13,689
Total current liabilities	105,423	54,994
Long-term debt	70,336	84,607
Non-current operating lease liabilities	7,032	7,251
Deferred income taxes	6,686	2,549
Other long-term liabilities	7,472	8,606
Total liabilities	196,949	158,007

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,490,338 and 18,446,436 shares issued and outstanding as of June 27, 2021 and June 28, 2020, respectively)	1,849	1,845
Capital in excess of par value	65,205	62,392
Retained earnings	344,797	315,724
Accumulated other comprehensive loss	(53,432)	(63,806)
Total shareholders’ equity	358,419	316,155
Total liabilities and shareholders’ equity	$555,368	$474,162

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Net sales	$667,592	$606,509	$708,804
Cost of sales	574,098	567,469	642,496
Gross profit	93,494	39,040	66,308
Selling, general and administrative expenses	51,334	43,814	52,690
(Benefit) provision for bad debts	(1,316)	1,739	308
Other operating expense, net	4,865	2,308	2,350
Operating income (loss)	38,611	(8,821)	10,960
Interest income	(603)	(722)	(628)
Interest expense	3,323	4,779	5,414
Equity in (earnings) loss of unconsolidated affiliates	(739)	477	(3,968)
Recovery of non-income taxes	(9,717)	—	—
Gain on sale of investment in unconsolidated affiliate	—	(2,284)	—
Impairment of investment in unconsolidated affiliate	—	45,194	—
Loss on extinguishment of debt	—	—	131
Income (loss) before income taxes	46,347	(56,265)	10,011
Provision for income taxes	17,274	972	7,555
Net income (loss)	$29,073	$(57,237)	$2,456

Net income (loss) per common share:
Basic	$1.57	$(3.10)	$0.13
Diluted	$1.54	$(3.10)	$0.13

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Net income (loss)	$29,073	$(57,237)	$2,456
Other comprehensive income (loss):
Foreign currency translation adjustments	9,368	(21,027)	(681)
Foreign currency translation adjustments for an unconsolidated affiliate	—	1,908	220
Changes in interest rate swaps, net of tax of $310, $446 and $671, respectively	1,006	(1,458)	(2,235)
Other comprehensive income (loss), net	10,374	(20,577)	(2,696)
Comprehensive income (loss)	$39,447	$(77,814)	$(240)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 24, 2018	18,353	$1,835	$56,726	$371,753	$(40,533)	$389,781

Options exercised	61	6	477	—	—	483
Stock-based compensation	10	1	2,891	—	—	2,892
Conversion of restricted stock units	61	6	(6)	—	—	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(23)	(2)	(528)	—	—	(530)
Other comprehensive loss, net of tax	—	—	—	—	(2,696)	(2,696)
Adoption of the new revenue recognition guidance	—	—	—	459	—	459
Net income	—	—	—	2,456	—	2,456
Balance at June 30, 2019	18,462	$1,846	$59,560	$374,668	$(43,229)	$392,845

Options exercised	10	1	28	—	—	29
Stock-based compensation	4	1	3,610	—	—	3,611
Conversion of restricted stock units	76	8	(8)	—	—	—
Common stock repurchased and retired under publicly announced programs	(84)	(8)	(279)	(1,707)	—	(1,994)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(22)	(3)	(519)	—	—	(522)
Other comprehensive loss, net of tax	—	—	—	—	(20,577)	(20,577)
Net loss	—	—	—	(57,237)	—	(57,237)
Balance at June 28, 2020	18,446	$1,845	$62,392	$315,724	$(63,806)	$316,155

Options exercised	1	—	—	—	—	—
Stock-based compensation	4	1	3,137	—	—	3,138
Conversion of restricted stock units	45	4	(4)	—	—	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(6)	(1)	(320)	—	—	(321)
Other comprehensive income, net of tax	—	—	—	—	10,374	10,374
Net income	—	—	—	29,073	—	29,073
Balance at June 27, 2021	18,490	$1,849	$65,205	$344,797	$(53,432)	$358,419

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Cash and cash equivalents at beginning of year	$75,267	$22,228	$44,890
Operating activities:
Net income (loss)	29,073	(57,237)	2,456
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) loss of unconsolidated affiliates	(739)	477	(3,968)
Distributions received from unconsolidated affiliates	750	10,437	2,647
Depreciation and amortization expense	25,528	23,653	23,003
Non-cash compensation expense	3,462	3,999	3,258
Deferred income taxes	5,087	(4,011)	423
Loss on disposal of assets	2,809	160	(105)
Recovery of non-income taxes	(9,717)	—	—
Impairment of investment in unconsolidated affiliate	—	45,194	—
Gain on sale of investment in unconsolidated affiliate	—	(2,284)	—
Loss on extinguishment of debt	—	—	131
Other, net	(495)	(444)	(586)
Changes in assets and liabilities:
Receivables, net	(40,059)	29,964	(2,923)
Inventories	(28,069)	15,792	(15,838)
Other current assets	2,409	3,625	(1,331)
Income taxes	2,978	(113)	4,754
Accounts payable and other current liabilities	40,909	(17,328)	(5,813)
Other non-current assets	139	46	151
Other non-current liabilities	2,616	794	1,025
Net cash provided by operating activities	36,681	52,724	7,284

Investing activities:
Capital expenditures	(21,178)	(18,509)	(24,871)
Purchases of intangible assets	(3,605)	—	—
Proceeds from sale of investment in unconsolidated affiliate	—	60,000	—
Other, net	162	83	(65)
Net cash (used by) provided by investing activities	(24,621)	41,574	(24,936)

Financing activities:
Proceeds from ABL Revolver	—	122,200	108,100
Payments on ABL Revolver	—	(141,600)	(116,800)
Proceeds from ABL Term Loan	—	—	20,000
Payments on ABL Term Loan	(10,000)	(10,000)	(7,500)
Proceeds from construction financing	882	—	—
Payments on finance lease obligations	(3,646)	(6,035)	(7,019)
Common stock repurchased and retired under publicly announced program	—	(1,994)	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(111)	(522)	(802)
Payments of debt financing fees	—	—	(720)
Other	—	29	115
Net cash used by financing activities	(12,875)	(37,922)	(4,626)

Effect of exchange rate changes on cash and cash equivalents	3,801	(3,337)	(384)
Net increase (decrease) in cash and cash equivalents	2,986	53,039	(22,662)
Cash and cash equivalents at end of year	$78,253	$75,267	$22,228

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

Fiscal Year

The fiscal year for Unifi, Inc., its domestic subsidiaries and its subsidiary in El Salvador ends on the Sunday in June or July nearest to June 30 of each year. Unifi, Inc.’s fiscal 2021, 2020 and 2019 ended on June 27, 2021, June 28, 2020 and June 30, 2019, respectively.

Unifi, Inc.’s remaining material operating subsidiaries’ fiscal years end on June 30. There have been no significant transactions or events that occurred between Unifi, Inc.’s fiscal year end and such wholly owned subsidiaries’ fiscal year ends. Unifi, Inc.’s fiscal 2021 and 2020 each consisted of 52 weeks, while fiscal 2019 consisted of 53 weeks. Fiscal 2022 will be a 53-week fiscal year ending on July 3, 2022.

COVID-19 Pandemic in Calendar 2020 and 2021

In March 2020, the World Health Organization declared the current COVID-19 outbreak a global pandemic. Measures taken to reduce the spread of COVID-19 during calendar 2020 generated a significant decline in global business activity that may have a lasting impact on the global economy and consumer demand. While we have experienced meaningful recovery in fiscal 2021, the duration of the COVID-19 pandemic and its related impact on our business is currently unknown. We continue to expect our short-term consolidated results to remain healthy in multiple ways, in addition to anticipating medium- and long-term growth.

UNIFI evaluated GAAP requirements for the consideration of forecasted financial information, including, but not limited to, the carrying value of long-lived assets in context with the information reasonably available to UNIFI and the unknown future impacts of the COVID-19 pandemic as of June 27, 2021 and through the date of this filing. As a result of these evaluations, there were no impairments or material changes to asset balances that impacted UNIFI's consolidated financial statements as of and for the period ended June 27, 2021.

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

Receivables

Receivables are stated net of expected lifetime credit losses.  Allowances are provided for known and potential losses arising from quality claims and for amounts owed by customers.  Reserves for quality claims are based on historical claim experience and known pending claims and are recorded as a reduction of net sales.  The allowance for uncollectible accounts is recorded against operating income and reflects UNIFI’s best estimate of probable losses inherent in its accounts receivable portfolio determined on the basis of historical write off experience, aging of trade receivables, specific allowances for known troubled accounts and other currently available information.  Customer accounts are written off against the allowance for uncollectible accounts when they are no longer deemed to be collectible.

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

Debt Issuance Costs

Debt issuance costs are recorded against long-term debt and amortized as additional interest expense using the effective interest method.  In the event of any prepayment of its debt obligations, UNIFI accelerates the recognition of a pro-rata amount of issuance costs.

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

Asset categories	Useful lives in years
Land improvements	5 to 20
Buildings and improvements	10 to 40
Machinery and equipment	2 to 25
Computer, software and office equipment	3 to 7
Internal software development costs	3
Transportation equipment	3 to 15

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

Fully depreciated assets are retained in cost and accumulated depreciation accounts until they are disposed.  In the case of disposals, asset costs and related accumulated depreciation amounts are removed from the accounts, and the net amounts, less proceeds from disposal, are included in the determination of net (loss) income and presented within other operating expense, net.

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

Intangible Assets

Finite-lived intangible assets, such as customer lists, non-compete agreements and trademarks are amortized over their estimated useful lives.  UNIFI periodically evaluates the reasonableness of the useful lives of these assets.  Once these assets are fully amortized, they are removed from the accounts.  These assets (asset groups) are reviewed for impairment or obsolescence whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques.  UNIFI has no intangibles with indefinite lives.

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

Derivative Instruments

All derivatives are carried on the balance sheet at fair value and are classified according to their asset or liability position and the expected timing of settlement.  For cash flow hedges, the effective portion of gains and losses are recorded in accumulated other comprehensive loss, until the underlying transactions are recognized in income.  When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss to current period earnings on the same line item as the underlying transaction.

Derivatives that are not designated for hedge accounting are marked to market at the end of each period with the changes in fair value recognized in current period earnings.  Settlements of any cash flow derivative contracts are classified as cash flows from operating activities.

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

There were no transfers into or out of the levels of the fair value hierarchy for fiscal 2021, 2020 and 2019.

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. Dollar (“USD”) are translated at exchange rates existing at the respective balance sheet dates.  Translation gains and losses are not included in determining net (loss) income but are presented in a separate component of accumulated other comprehensive loss.  UNIFI translates the results of its foreign operations at the average exchange rates during the respective periods. Transaction gains and losses are included within other operating expense, net.

Revenue Recognition

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, which primarily occurs at a point in time, upon either shipment or delivery to the customer. Revenue is recognized over time for contracts in which the associated inventory produced has no alternative use and for which an enforceable right to payment exists or the associated services have been rendered. Revenue is measured as the amount of consideration UNIFI expects to receive in exchange for completing its performance obligations (i.e., transferring goods or providing services), which includes estimates for variable consideration. Variable consideration includes volume-based incentives and product claims, which are offered within certain contracts between UNIFI and its customers and is not material.  Sales taxes and value added taxes assessed by governmental entities are excluded from the measurement of consideration expected to be received. Shipping and handling costs incurred after a customer has taken control of our goods are treated as a fulfillment cost and are not considered a separate performance obligation.

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

Research and Development Costs

Research and development costs include employee costs, production costs related to customer samples, operating supplies, consulting fees and other miscellaneous costs.  The cost of research and development is charged to expense as incurred.  Research and development costs were as follows:

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Research and development costs	$11,483	$11,257	$12,359

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Selling, General and Administrative Expenses

The major components of SG&A expenses are: (i) costs of UNIFI’s sales organization, marketing and advertising efforts, and external commissions, (ii) costs of maintaining UNIFI’s general and administrative support functions including executive management, information technology, human resources, legal and finance, (iii) amortization of intangible assets, and (iv) all other costs required to be classified as SG&A expenses.

Advertising Costs

Advertising costs are expensed as incurred and included in SG&A expenses.  UNIFI’s advertising costs include spending for items such as consumer marketing and branding initiatives, promotional items, trade shows, sponsorships and other programs.  Advertising costs were as follows:

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Advertising costs	$2,919	$2,044	$3,639

Self-Insurance

UNIFI self-insures certain risks such as employee healthcare claims, and maintains stop-loss coverage.  Reserves for incurred but not reported healthcare claims are estimated using historical data, the timeliness of claims processing, medical trends, inflation and any changes, if applicable, in the nature or type of the plan.

Contingencies

At any point in time, UNIFI may be a party to various pending legal proceedings, claims or environmental actions.  Accruals for estimated losses are recorded at the time information becomes available indicating that losses are probable and estimable.  Any amounts accrued are not discounted.  Legal costs such as outside counsel fees and expenses are charged to expense as incurred.

3. Recent Accounting Pronouncements

Issued and Pending Adoption

There have been no newly issued accounting pronouncements that are expected to have a significant impact on UNIFI’s consolidated financial statements.

Recently Adopted

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses, with an effective date consistent with UNIFI’s fiscal 2021. The new guidance requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations have begun to use forward-looking information to inform their credit loss estimates. UNIFI adopted the ASU in fiscal 2021 using the modified retrospective approach and the adoption did not have a material impact to UNIFI’s financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new lease guidance was adopted in fiscal 2020. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Subsequent ASUs were issued to provide clarity and to defer the effective date of the new guidance. The new revenue recognition guidance eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

UNIFI routinely leases sales and administrative office space, warehousing and distribution centers, manufacturing space, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties.  The lease terms range from 1 to 15 years with various options for renewal. There are no residual value guarantees, restrictions, covenants or sub-leases related to these leases.  Variable lease payments are determined as the amounts included in the lease payment that are based on the change in index or usage. UNIFI’s accounting for finance leases remained substantially unchanged. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included below.

The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities at June 27, 2021 and June 28, 2020:

Classification	Balance Sheet Location	June 27, 2021	June 28, 2020
Lease Assets
Operating lease assets	Operating lease assets	$8,772	$8,940
Finance lease assets	Property, plant & equipment, net	16,037	22,012
Total lease assets		$24,809	$30,952

Lease Liabilities
Current operating lease liabilities	Current operating lease liabilities	$1,856	$1,783
Current finance lease liabilities	Current portion of long-term debt	3,545	3,563
Total current lease liabilities		$5,401	$5,346

Non-current operating lease liabilities	Non-current operating lease liabilities	$7,032	$7,251
Non-current finance lease liabilities	Long-term debt	4,930	7,818
Total non-current lease liabilities		$11,962	$15,069

Total lease liabilities		$17,363	$20,415

The following table sets forth the components of UNIFI’s total lease cost for fiscal 2021 and 2020:

	For The Fiscal Year	For The Fiscal Year
Lease Cost	June 27, 2021	June 28, 2020
Operating lease cost	$2,465	$2,503
Variable lease cost	503	483
Finance lease cost:
Amortization of lease assets	1,998	2,527
Interest on lease liabilities	365	439
Short-term lease cost	1,007	1,124
Total lease cost	$6,338	$7,076

As of June 27, 2021 and June 28, 2020, Unifi had not received any COVID-19 rent concessions.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The following table presents supplemental information related to leases at June 27, 2021 and June 28, 2020:

	For The Fiscal Year	For The Fiscal Year
Other Information	June 27, 2021	June 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$2,465	$2,503
Financing cash flows used by finance leases	$3,646	$6,035
Non-cash activities:
Leased assets obtained in exchange for new operating lease liabilities	$2,606	$5,525
Leased assets obtained in exchange for new finance lease liabilities	$740	$6,301

UNIFI calculates its operating lease liabilities and finance lease liabilities entered into after the adoption of the new lease standard based upon UNIFI’s incremental borrowing rate (the “IBR”). When determining the IBR, we consider our centralized treasury function and our current credit profile. We then make adjustments to this rate for securitization, the length of the lease term (tenure), and leases denominated in foreign currencies. Generally, the IBR for each jurisdiction is the specific risk-free rate for the respective jurisdiction incremented for UNIFI’s corporate credit risk.

The following table sets forth UNIFI's weighted average remaining lease term in years and discount rate percentage used in the calculation of its outstanding lease liabilities as of June 27, 2021 and June 28, 2020:

Weighted Average Remaining Lease Term and Discount Rate	June 27, 2021	June 28, 2020
Weighted average remaining lease term (years):
Operating leases	5.9	6.6
Finance leases	3.8	4.2
Weighted average discount rate (percentage):
Operating leases	5.1%	5.0%
Finance leases	3.6%	3.6%

Lease Maturity Analysis

Future minimum finance lease payments and future minimum payments under non-cancelable operating leases with initial lease terms in excess of one year under Topic 842 as of June 27, 2021 by fiscal year were:

Maturity of Lease Liabilities	Finance Leases	Operating Leases
Fiscal 2022	$3,862	$2,266
Fiscal 2023	1,487	2,003
Fiscal 2024	1,487	1,411
Fiscal 2025	1,334	1,225
Fiscal 2026	846	1,159
Fiscal years thereafter	559	2,305
Total minimum lease payments	$9,575	$10,369
Less estimated executory costs	(488)	—
Less imputed interest	(612)	(1,481)
Present value of net minimum lease payments	8,475	8,888
Less current portion of lease obligations	(3,545)	(1,856)
Long-term portion of lease obligations	$4,930	$7,032

Prior Year Disclosure

As reported in the 2019 Form 10-K under the previous accounting guidance, rental expenses incurred under operating leases and included in operating income consist of the following:

For the Fiscal Year Ended
June 30, 2019
Rental expenses	$4,915

5.  Revenue Recognition

The following tables present net sales grouped by (i) classification of sales type and (ii) REPREVE® Fiber sales:

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Third-party manufacturer	$656,763	$598,510	$700,077
Service	10,829	7,999	8,727
Net sales	$667,592	$606,509	$708,804

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
REPREVE® Fiber	$245,832	$186,141	$180,254
All other products and services	421,760	420,368	528,550
Net sales	$667,592	$606,509	$708,804

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

6. Receivables, Net

Receivables, net consists of the following:

	June 27, 2021	June 28, 2020
Customer receivables	$81,921	$53,307
Allowance for uncollectible accounts	(2,525)	(3,796)
Reserves for quality claims	(703)	(928)
Net customer receivables	78,693	48,583
Other receivables	16,144	5,143
Total receivables, net	$94,837	$53,726

Other receivables includes $13,391 and $1,596 of banker’s acceptance notes (“BANs”) as of June 27, 2021 and June 28, 2020 in connection with the settlement of certain customer receivables generated from trade activity in the Asia Segment. The BANs are redeemable upon maturity from the drawing financial institutions, or earlier at a discount.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The changes in UNIFI’s allowance for uncollectible accounts and reserves for quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Quality Claims
Balance at June 24, 2018	$(2,059)	$(564)
Charged to costs and expenses	(308)	(2,019)
Translation activity	(9)	5
Deductions	38	1,617
Balance at June 30, 2019	$(2,338)	$(961)
Charged to costs and expenses	(1,739)	(1,251)
Translation activity	186	10
Deductions	95	1,274
Balance at June 28, 2020	$(3,796)	$(928)
Credited (charged) to costs and expenses	1,316	(1,085)
Translation activity	(89)	(36)
Deductions	44	1,346
Balance at June 27, 2021	$(2,525)	$(703)

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

7.  Inventories

Inventories consists of the following:

	June 27, 2021	June 28, 2020
Raw materials	$54,895	$42,758
Supplies	10,692	9,294
Work in process	7,516	6,267
Finished goods	70,525	55,609
Gross inventories	143,628	113,928
Net realizable value adjustment	(2,407)	(4,224)
Total inventories	$141,221	$109,704

The cost for the majority of UNIFI’s inventories is determined using the first-in, first-out method.  Certain foreign inventories and limited categories of supplies of $58,468 and $42,451 as of June 27, 2021 and June 28, 2020, respectively, were valued under the average cost method.

8. Other Current Assets

Other current assets consists of the following:

	June 27, 2021	June 28, 2020
Recovery of non-income taxes	$3,456	$—
Vendor deposits	3,341	2,349
Prepaid expenses and other	2,753	1,857
Value-added taxes receivable	2,484	2,604
Contract assets	330	4,953
Total other current assets	$12,364	$11,763

Recovery of non-income taxes relates to favorable litigation results for UNIFI’s Brazilian operations in fiscal 2021, generating overpayments that resulted from excess social program taxes paid in prior fiscal years, as further described below. Vendor deposits primarily relates to down payments made toward the purchase of inventory. Value-added taxes receivable relates to recoverable taxes associated with the sales and purchase activities of UNIFI’s foreign operations. Prepaid expenses consists of advance payments for routine operating expenses. Contract assets represents the estimated revenue attributable to UNIFI in connection with completed performance obligations under contracts with customers for which revenue is recognized over time. The contract assets are classified to receivables when the right to payment becomes unconditional.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Recovery of Non-Income Taxes

Brazilian companies are subject to various taxes on business operations, including turnover taxes used to fund social security and unemployment programs, commonly referred to as PIS/COFINS taxes.  UNIFI, along with numerous other companies in Brazil, challenged the constitutionality of certain state taxes historically included in the PIS/COFINS tax base, resulting in over-taxation.

On May 13, 2021, Brazil’s supreme court ruled in favor of taxpayers and on July 7, 2021, the Brazilian Internal Revenue Service withdrew its appeal. Following the supreme court decision, the federal government will not issue refunds for these taxes, and instead will allow for the overpayments and associated interest to be applied as credits against future PIS/COFINS tax obligations.

There are no limitations or restrictions on UNIFI’s ability to recover the associated overpayment claims as future income is generated. Thus, UNIFI recorded $11,519 to reflect the current and non-current recovery of PIS/COFINS taxes and associated interest, with $942 of recoveries relating to fiscal 2021 included within net sales and $10,577 of recoveries relating to fiscal years prior to 2021, which is reduced by fees related to the recovery efforts to comprise $9,717 for recovery of non-income taxes. We expect to recover the entirety of our claims over the 40-month period following June 2021.

9.  Property, Plant and Equipment, Net

PP&E, net consists of the following:

	June 27, 2021	June 28, 2020
Land	$3,184	$3,154
Land improvements	16,372	16,344
Buildings and improvements	160,122	158,025
Assets under finance leases	22,000	29,857
Machinery and equipment	609,414	602,867
Computers, software and office equipment	24,848	22,677
Transportation equipment	10,461	7,806
Construction in progress	17,834	7,582
Gross PP&E	864,235	848,312
Less: accumulated depreciation	(656,576)	(636,221)
Less: accumulated amortization – finance leases	(5,963)	(7,845)
Total PP&E, net	$201,696	$204,246

Assets under finance leases consists of the following:

	June 27, 2021	June 28, 2020
Machinery and equipment	$9,897	$15,542
Transportation equipment	8,276	10,487
Building improvements	3,827	3,828
Gross assets under finance leases	$22,000	$29,857

Depreciation and amortization expense and repair and maintenance expenses were as follows:

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Depreciation and amortization expense	$24,215	$22,551	$21,602
Repair and maintenance expenses	18,118	18,093	21,226

10. Other Non-Current Assets

Other non-current assets consists of the following:

	June 27, 2021	June 28, 2020
Recovery of non-income taxes	$8,063	$—
Intangible assets, net	3,978	1,412
Investments in unconsolidated affiliates	2,159	2,171
Vendor deposits and other	425	548
Total other non-current assets	$14,625	$4,131

Recovery of Non-Income Taxes

As previously described in Note 8, “Other Current Assets,” UNIFI recorded a recovery of non-income taxes and reflected current and non-current assets accordingly.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Intangible Assets

Intangible assets, net consists of the following:

	June 27, 2021	June 28, 2020
Customer lists	$5,220	$1,615
Non-compete agreement	1,875	1,875
Trademarks	411	455
Total intangible assets, gross	7,506	3,945

Accumulated amortization – customer lists	(2,049)	(1,493)
Accumulated amortization – non-compete agreement	(1,188)	(813)
Accumulated amortization – trademarks	(291)	(227)
Total accumulated amortization	(3,528)	(2,533)
Total intangible assets, net	$3,978	$1,412

The customer list and non-compete agreement established prior to fiscal 2021 are immaterial. In fiscal 2021, UNIFI purchased certain air-jet texturing assets from a competitor that are included in the Polyester Segment. The customer list is being amortized over a 10-year estimated useful life based on the expected economic benefit. Also in fiscal 2021, UNIFI purchased certain assets from a competitor that are included in the Nylon Segment. A customer list was acquired and is being amortized over a three-year estimated useful life based on the expected economic benefit.

UNIFI capitalizes costs incurred to register trademarks primarily for REPREVE® in various countries. UNIFI has determined that these trademarks have varying useful lives of up to three years and are being amortized using the straight-line method.

Amortization expense for intangible assets consists of the following:

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Customer lists	$556	$326	$639
Non-compete agreement	375	375	379
Trademarks	147	154	94
Total amortization expense	$1,078	$855	$1,112

The following table presents the expected intangible asset amortization for the next five fiscal years:

	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter
Expected amortization	$1,477	$1,292	$528	$108	$573

Investments in Unconsolidated Affiliates

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

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The agreement has no stated minimum purchase quantities, and pricing is negotiated every six months based on market rates.  As of June 27, 2021, UNIFI’s open purchase orders related to this agreement were $1,741.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

UNIFI’s raw material purchases under this supply agreement consist of the following:

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
UNFA	$18,932	$14,583	$23,089
UNF	548	1,450	1,735
Total	$19,480	$16,033	$24,824

As of June 27, 2021 and June 28, 2020, UNIFI had combined accounts payable due to UNF and UNFA of $2,955 and $1,166, respectively.

UNIFI has determined that UNF and UNFA are variable interest entities and has also determined that UNIFI is the primary beneficiary of these entities, based on the terms of the supply agreement.  As a result, these entities should be consolidated with UNIFI’s financial results.  As (i) UNIFI purchases substantially all of the output from the two entities, (ii) the two entities’ balance sheets constitute 3% or less of UNIFI’s current assets, total assets and total liabilities, and (iii) such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements.  As of June 27 2021, UNIFI’s combined investments in UNF and UNFA were $2,159.  The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy.  Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to either UNF or UNFA.

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

During UNIFI’s period of ownership, PAL was a limited liability company treated as a partnership for income tax reporting purposes.  Per PAL’s fiscal 2020 unaudited financial statements, PAL had 10 manufacturing facilities located primarily in the southeast region of the U.S. and in Mexico, and PAL’s five largest customers accounted for approximately 69% of total revenues and 68% of total gross accounts receivable outstanding.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Condensed balance sheet and income statement information for UNIFI’s unconsolidated affiliates (including reciprocal balances) is presented in the following tables.  PAL is separately disclosed due to its status as a significant subsidiary for fiscal 2019.  PAL has not met the criteria for segment reporting. Below, (i) no PAL Investment amounts are reported for June 27, 2021 and June 28, 2020 due to the associated divestiture on April 29, 2020, and (ii) fiscal 2020 PAL Investment income statement activity is reported for the ten months of fiscal 2020 ownership ending April 29, 2020.

	As of June 27, 2021
	PAL	Other	Total
Current assets	$—	$7,931	$7,931
Non-current assets	—	659	659
Current liabilities	—	3,967	3,967
Non-current liabilities	—	—	—
Shareholders’ equity and capital accounts	—	4,623	4,623

UNIFI’s portion of undistributed earnings	—	2,100	2,100

	As of June 28, 2020
	PAL	Other	Total
Current assets	$—	$5,190	$5,190
Non-current assets	—	561	561
Current liabilities	—	1,415	1,415
Non-current liabilities	—	—	—
Shareholders’ equity and capital accounts	—	4,336	4,336

	For the Fiscal Year Ended June 27, 2021
	PAL	Other	Total
Net sales	$—	$19,649	$19,649
Gross profit	—	3,423	3,423
Income from operations	—	1,777	1,777
Net income	—	1,782	1,782
Depreciation and amortization	—	151	151

Distributions received	—	750	750

	For the Fiscal Year Ended June 28, 2020
	PAL	Other	Total
Net sales	$544,006	$17,068	$561,074
Gross profit	7,592	2,056	9,648
(Loss) income from operations	(7,484)	410	(7,074)
Net (loss) income	(2,823)	497	(2,326)
Depreciation and amortization	33,455	135	33,590

Cash received by PAL under cotton rebate program	11,186	—	11,186
Earnings recognized by PAL for cotton rebate program	9,697	—	9,697

Distributions received	10,437	—	10,437

	For the Fiscal Year Ended June 30, 2019
	PAL	Other	Total
Net sales	$836,675	$25,621	$862,296
Gross profit	24,455	4,713	29,168
Income from operations	6,575	2,988	9,563
Net income	7,534	3,093	10,627
Depreciation and amortization	40,679	190	40,869

Cash received by PAL under cotton rebate program	13,367	—	13,367
Earnings recognized by PAL for cotton rebate program	12,896	—	12,896

Distributions received	647	2,000	2,647

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

11. Other Current Liabilities

Other current liabilities consists of the following:

	June 27, 2021	June 28, 2020
Incentive compensation	$12,356	$777
Payroll and fringe benefits	10,204	7,259
Deferred revenue	2,691	1,279
Utilities	2,347	1,565
Interest rate swaps	1,234	—
Current portion of supplemental post-employment plan	1,087	5
Property taxes	598	976
Severance	171	1,083
Other	950	745
Total other current liabilities	$31,638	$13,689

12. Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	June 27, 2021	June 27, 2021	June 28, 2020
ABL Revolver	December 2023	0.0%	$—	$—
ABL Term Loan	December 2023	3.1% (1)	77,500	87,500
Finance lease obligations	(2)	3.6%	8,475	11,381
Construction financing	(3)	2.3%	882	—
Total debt			86,857	98,881
Current ABL Term Loan (4)			(12,500)	(10,000)
Current portion of finance lease obligations			(3,545)	(3,563)
Unamortized debt issuance costs			(476)	(711)
Total long-term debt			$70,336	$84,607

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for finance lease obligations range from May 2022 to November 2027.
(3)	Refer to the discussion below under the subheading “─Construction Financing” for further information.
(4)

Because fiscal 2022 is a 53-week fiscal year, five regularly scheduled ABL Term Loan principal payments are disclosed in the current portion of long-term debt to reflect the amount due within the operating cycle and fiscal year ending July 3, 2022.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

In connection and concurrent with the sale of UNIFI’s 34% interest in PAL on April 29, 2020, UNIFI entered into the Fourth Amendment to Amended and Restated Credit Agreement (“Fourth Amendment”).  The Fourth Amendment among other things:  (i) revised the definition of permitted dispositions within the Credit Agreement to include the sale by Unifi Manufacturing, Inc. of its equity interest in PAL so long as the aggregate net cash proceeds received equaled or exceeded $60,000 and such sale occurred on or before May 15, 2020;  (ii) revised the terms of the Credit Agreement to allow the net cash proceeds from the sale of PAL to be applied to the outstanding principal amount of the ABL Revolver until paid in full with the remaining net cash proceeds retained by UNIFI, so long as certain conditions were met; and (iii) revised the terms of the Credit Agreement to allow the lenders to make changes to the benchmark interest rate without further amendment should LIBOR temporarily or permanently cease to exist and a transition to a new benchmark interest rate such as the Secured Overnight Financing Rate (“SOFR”) be required for future ABL Facility borrowings. The Fourth Amendment generated no change in cash flows for the Credit Agreement and, accordingly, followed debt modification accounting.

On February 5, 2021, UNIFI entered into the Fifth Amendment to Amended and Restated Agreement (“Fifth Amendment”).  The Fifth Amendment primarily allowed for share repurchases of up to $5,000 to be completed from available domestic cash, through June 30, 2021. No such share repurchases were made.

The ABL Facility is secured by a first-priority perfected security interest in substantially all owned property and assets (together with all proceeds and products) of Unifi, Inc., Unifi Manufacturing, Inc. and a certain subsidiary guarantor (collectively, the “Loan Parties”). It is also secured by a first-priority security interest in all (or 65% in the case of UNIFI’s first-tier controlled foreign subsidiary, as required by the lenders) of the stock of (or other ownership interests in) each of the Loan Parties (other than Unifi, Inc.) and certain subsidiaries of the Loan Parties, together with all proceeds and products thereof.

If excess availability under the ABL Revolver falls below the Trigger Level (as defined in the Credit Agreement), a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a quarterly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of June 27, 2021 was $22,188. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

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

As of June 27, 2021: UNIFI had $0 of standby letters of credit; excess availability under the ABL Revolver was $65,891; and the fixed charge coverage ratio was 0.60 to 1.00.  Management maintains the capability to improve the fixed charge coverage ratio utilizing existing foreign cash and cash equivalents.

Finance Lease Obligations

During fiscal 2021, UNIFI entered into finance lease obligations totaling $740 for certain transportation equipment.  The maturity date of these obligations is June 2025 with an interest rate of 3.8%.

During fiscal 2020, UNIFI entered into finance lease obligations totaling $6,301 for certain transportation equipment.  The maturity date of these obligations range from March 2025 to November 2026 with interest rates ranging from 3.1% to 3.5%.  There were no significant finance leases established in fiscal 2019.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Construction Financing

In May 2021, UNIFI entered into an agreement with a third party lender that provides for construction-period financing for certain build-to-suit assets. UNIFI will record project costs to construction in progress and the corresponding liability to construction financing (within long-term debt). The agreement provides for monthly, interest-only payments during the construction period, at a rate of LIBOR plus 2.2%, and contains terms customary for a financing of this type.

The agreement provides for 60 monthly payments, which will commence upon the completion of the construction period with an interest rate of approximately 2.8%. In connection with this construction financing arrangement, UNIFI recorded long-term debt of $882.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the following five fiscal years and thereafter. Because fiscal 2022 is a 53-week fiscal year, five regularly scheduled ABL Term Loan principal payments are disclosed in the table below and the current portion of long-term debt to reflect the amount due within the operating cycle and fiscal year ending July 3, 2022:

	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter
ABL Revolver	$—	$—	$—	$—	$—	$—
ABL Term Loan	12,500	10,000	55,000	—	—	—
Finance lease obligations	3,545	1,257	1,301	1,195	733	444
Total (1)	$16,045	$11,257	$56,301	$1,195	$733	$444

(1)	Total reported excludes $882 for construction financing, described above.

13. Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	June 27, 2021	June 28, 2020
Uncertain tax positions	$3,045	$1,112
Supplemental post-employment plan	2,090	3,019
Interest rate swaps	—	2,551
Other	2,337	1,924
Total other long-term liabilities	$7,472	$8,606

UNIFI maintains an unfunded supplemental post-employment plan for certain management employees.  Each employee’s account is credited annually based upon a percentage of the participant’s base salary, with each participant’s balance adjusted quarterly to reflect the returns of a money market fund.  Amounts are paid to participants six months after termination of employment.

Other primarily includes payroll tax liabilities, certain retiree and post-employment medical and disability liabilities and deferred energy incentive credits.

14. Income Taxes

Components of Income (Loss) Before Income Taxes

The components of income (loss) before income taxes consist of the following:

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
U.S.	$(12,463)	$(74,905)	$(13,326)
Foreign	58,810	18,640	23,337
Income (loss) before income taxes	$46,347	$(56,265)	$10,011

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Components of Provision for Income Taxes

Provision for income taxes consists of the following:

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Current:
Federal	$(577)	$282	$(178)
State	25	(118)	28
Foreign	12,739	4,819	7,282
Total current tax expense	12,187	4,983	7,132
Deferred:
Federal	(1,564)	(3,783)	(813)
State	131	116	1,097
Foreign	6,520	(344)	139
Total deferred tax expense	5,087	(4,011)	423
Provision for income taxes	$17,274	$972	$7,555

U.S. Tax Law Change

On December 22, 2017, the U.S. government enacted comprehensive tax legislation H.R. 1, formerly known as the Tax Cuts and Jobs Act.  Fiscal 2019 includes additional benefits related to the enactment of H.R. 1 of $843.  The Global Intangible Low-Taxed Income (“GILTI”) provisions included in H.R. 1 require that certain income earned by foreign subsidiaries must be currently included in the gross income of the U.S. shareholder.  These provisions were effective for UNIFI in fiscal 2019.   UNIFI has elected to recognize GILTI as a current-period expense. Under this policy, UNIFI has not provided deferred taxes related to temporary differences that, upon their reversal, will affect the amount of income subject to GILTI in the period.

On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available for tax years beginning after December 31, 2017. Fiscal 2021 includes a tax benefit of $4,816 related to the retroactive election.

Utilization of Net Operating Loss Carryforwards

Domestic deferred tax expense includes the utilization of federal net operating loss (“NOL”) carryforwards of $5,312, $89 and $3,122 for fiscal 2021, 2020 and 2019, respectively. Foreign deferred tax expense includes the utilization of NOL carryforwards of $441, $702 and $655 for fiscal 2021, 2020 and 2019, respectively. State deferred tax expense includes the utilization of NOL carryforwards of $167, $20 and $106 for fiscal 2021, 2020 and 2019, respectively.

Effective Tax Rate

Reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Federal statutory tax rate	21.0%	21.0%	21.0%
Foreign income taxed at different rates	9.0	(1.2)	16.1
Repatriation of foreign earnings and withholding taxes	1.8	(2.0)	20.3
U.S. tax on GILTI	3.9	(5.0)	32.5
Change in valuation allowance	5.0	0.6	(1.5)
Foreign tax credits	(5.4)	0.9	(11.9)
Domestic production activities deduction	0.6	—	(5.6)
Research and other business credits	(3.7)	2.0	(7.7)
State income taxes, net of federal tax benefit	(0.2)	2.6	(0.6)
Change in uncertain tax positions	0.5	(0.3)	8.2
Nondeductible compensation	1.4	(0.8)	5.1
Nontaxable income	(2.4)	1.1	(4.2)
Valuation allowance related to loss on sale of investment in PAL	—	(19.3)	—
Tax expense on unremitted foreign earnings	7.0	(0.9)	—
Toll charge	—	—	0.7
Revaluation of U.S. deferred balances due to U.S. tax reform	—	—	3.1
Rate benefit of U.S. federal NOL carryback	(2.8)	—	—
Deemed repatriation of foreign earnings under Subpart F	1.5	—	—
Nondeductible expenses and other	0.1	(0.4)	—
Effective tax rate	37.3%	(1.7)%	75.5%

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Deferred Income Taxes

The significant components of UNIFI’s deferred tax assets and liabilities consist of the following:

	June 27, 2021	June 28, 2020
Deferred tax assets:
Investments, including unconsolidated affiliates	$—	$3,995
Tax credits	18,711	19,457
Capital loss carryforwards	17,429	13,791
Accrued compensation	4,056	1,777
NOL carryforwards	3,043	3,907
Research and development costs	6,934	6,073
Other items	4,815	6,652
Total gross deferred tax assets	54,988	55,652
Valuation allowance	(36,980)	(37,439)
Net deferred tax assets	18,008	18,213
Deferred tax liabilities:
PP&E	(16,045)	(17,733)
Unremitted earnings	(3,769)	(510)
Recovery of non-income taxes	(3,664)	—
Other	(8)	(167)
Total deferred tax liabilities	(23,486)	(18,410)
Net deferred tax liabilities	$(5,478)	$(197)

Deferred Income Taxes – Valuation Allowance

In assessing its ability to realize deferred tax assets, UNIFI considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  UNIFI considers the scheduled reversal of taxable temporary differences, taxable income in carryback years, cumulative losses in recent years, projected future taxable income, and tax planning strategies in making this assessment. Since UNIFI operates in multiple jurisdictions, the assessment is made on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of its deferred income tax asset balances to warrant the application of a full valuation allowance against the deferred tax assets of its U.S. consolidated group and certain foreign subsidiaries as of June 27, 2021.

The balances and activity for UNIFI’s deferred tax valuation allowance are as follows:

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Balance at beginning of year	$(37,439)	$(26,020)	$(15,143)
Decrease (increase) in valuation allowance	459	(11,419)	(10,877)
Balance at end of year	$(36,980)	$(37,439)	$(26,020)

Components of UNIFI’s deferred tax valuation allowance are as follows:

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Investments, including unconsolidated affiliates	$—	$(3,995)	$(5,696)
NOL carryforwards	(2,336)	(2,542)	(2,943)
Capital loss carryforwards	(17,429)	(13,791)	(1,105)
Tax credits	(17,215)	(17,111)	(16,276)
Total deferred tax valuation allowance	$(36,980)	$(37,439)	$(26,020)

During fiscal 2021, UNIFI’s valuation allowance decreased by $459. The decrease was primarily driven by a decrease in the valuation allowance on investments in unconsolidated affiliates and foreign tax credits, offset by an increase in the valuation allowance on research credits and capital loss carryforwards.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Unrecognized Tax Benefits

A reconciliation of beginning and ending gross amounts of unrecognized tax benefits is as follows:

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Balance at beginning of year	$1,218	$1,083	$166
Gross (decreases) increases related to current period tax positions	(24)	98	26
Gross increases related to tax positions in prior periods	1,396	37	980
Gross decreases related to settlements with tax authorities	—	—	—
Gross decreases related to lapse of applicable statute of limitations	—	—	(89)
Balance at end of year	$2,590	$1,218	$1,083

Unrecognized tax benefits would generate a favorable impact of $2,549 on UNIFI’s effective tax rate when recognized. UNIFI does not expect material changes in uncertain tax positions within the next 12 months.  Expense for interest and penalties recognized by UNIFI within the provision for income taxes was $141, $69 and $22 for fiscal 2021, 2020 and 2019, respectively.  UNIFI had $273, $132 and $63 accrued for interest and/or penalties related to uncertain tax positions as of June 27, 2021, June 28, 2020 and June 30, 2019, respectively.

Expiration of Net Operating Loss Carryforwards and Tax Credit Carryforwards

As of June 27, 2021, UNIFI had U.S. federal capital loss carryforwards of $71,105, U.S. state NOL carryforwards of $54,361 and foreign NOL carryforwards of $5,077.  The NOL carryforwards begin expiring in varying amounts in fiscal 2022.  As of June 27, 2021, UNIFI had the following carryforward attributes held outside of the U.S. consolidated tax filing group: U.S. federal NOL carryforwards of $2,863, U.S. federal capital loss carryforwards of $4,489, and U.S. state NOL carryforwards of $15,051.  The NOL carryforwards held outside of the U.S. consolidated tax filing group began expiring in fiscal 2021.   As of June 27, 2021, UNIFI had U.S. federal foreign tax credit carryforwards of $11,213 and foreign tax credit carryforwards in foreign jurisdictions of $2,962.  The foreign tax credit carryforwards began expiring in varying amounts in fiscal 2021. As of June 27, 2021, UNIFI had U.S. federal research tax credit carryforwards of $3,964, which begin expiring in fiscal 2039.

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

In fiscal 2019, the Internal Revenue Service (“IRS”) initiated an audit of UNIFI’s domestic operations for fiscal years 2016 and 2017.  In fiscal 2020, the IRS expanded the audit to include fiscal 2018.  In fiscal 2021, the IRS expanded the audit to include fiscal 2019.  Fiscal years 2009 through 2014 remain open for certain foreign tax credit amendments and net operating loss and general business credit carrybacks.

Statutes related to material foreign jurisdictions are open from January 1, 2016 and material state jurisdictions from June 24, 2018.  Certain carryforward tax attributes generated in years prior remain subject to examination and could change in subsequent tax years.

Indefinite Reinvestment Assertion

UNIFI considers $21,776 of its unremitted foreign earnings to be permanently reinvested to fund working capital requirements and operations abroad, and has therefore not recognized a deferred tax liability for the estimated future taxes that would be incurred upon repatriation. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, UNIFI could be subject to additional tax liabilities of approximately $4,524.

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

The following table summarizes UNIFI’s repurchases and retirements of its common stock under the 2018 SRP for the fiscal periods noted:

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal 2019	—	$—	$50,000
Fiscal 2020	84	$23.72	$48,008
Fiscal 2021	—	$—	$48,008
Total	84	$23.72	$48,008

As of June 27, 2021, $48,008 remained available for repurchase under the 2018 SRP.

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

The following table provides information as of June 27, 2021 with respect to the number of securities remaining available for future issuance under the 2020 Plan:

Authorized under the 2020 Plan	850
Plus: Awards expired, forfeited or otherwise terminated unexercised	—
Less: Awards granted to employees	(75)
Less: Awards granted to non-employee directors	(4)
Available for issuance under the 2020 Plan	771

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Stock Options

A summary of UNIFI’s stock options granted to key employees and valued under the Black-Scholes model is as follows:

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Quantity	155	143	190
Service Period (years)	3.0	3.0	3.0
Weighted Average Exercise Price	$15.64	$19.95	$23.73
Weighted Average Grant Date Fair Value	$6.75	$7.33	$8.42

On May 1, 2020, excluded from the fiscal 2020 table above, UNIFI granted stock options to purchase 533 shares of its common stock to a key employee with an exercise price of $11.74 and 10-year contractual terms, as follows:

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

•	233 vest following a common stock price attainment of $50 for ten consecutive trading days and five years of service and had a grant date fair value of $2.33 under a Monte Carlo simulation.

The Black-Scholes model used the following weighted average assumptions for the above awards:

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Expected term (years)	5.5	5.5	5.5
Risk-free interest rate	0.4%	0.7%	2.9%
Volatility	49.0%	43.2%	32.6%
Dividend yield	—	—	—

UNIFI uses historical data to estimate the expected term and volatility.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the stock options.

A summary of stock option activity for fiscal 2021 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 28, 2020	1,003	$17.29
Granted	155	$15.64
Exercised	(11)	$11.84
Cancelled or forfeited	(31)	$27.00
Expired	(2)	$27.38
Outstanding at June 27, 2021	1,114	$16.82	7.9	$9,644
Vested and expected to vest as of June 27, 2021	1,114	$16.82	7.9	$9,644
Exercisable at June 27, 2021	433	$21.88	6.4	$2,025

At June 27, 2021, the remaining unrecognized compensation cost related to the unvested stock options was $1,842, which is expected to be recognized over a weighted average period of 2.3 years.

For fiscal 2021, 2020 and 2019, the total intrinsic value of stock options exercised was $85, $147 and $971, respectively.  The amount of cash received from the exercise of stock options was $0, $29 and $483 for fiscal 2021, 2020 and 2019, respectively.  The tax benefit realized from stock options exercised was $11, $20 and $61 for fiscal 2021, 2020 and 2019, respectively.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Restricted Stock Units and Vested Share Units

During fiscal 2021, 2020 and 2019, UNIFI granted 73, 127 and 75 restricted stock units (“RSUs”), respectively, to certain key employees.  The employee RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company common stock until such employee RSUs have vested and been distributed to the grantee in the form of Company common stock.  The employee RSUs vest over a three-year period, and will be converted into an equivalent number of shares of Company common stock (for distribution to the grantee) on each vesting date, unless the grantee has elected to defer the receipt of the shares of stock until separation from service.  UNIFI estimated the weighted average fair value of each employee RSU granted during fiscal 2021, 2020 and 2019 to be $15.65, $19.74 and $23.58 respectively.

During fiscal 2021, 2020 and 2019, UNIFI granted 37 RSUs, 24 vested share units (“VSUs”) and 47 VSUs (collectively, the “units”), respectively, to UNIFI’s non-employee directors.  The units became fully vested on the grant date, but convey no rights of ownership in shares of Company common stock until such units have been distributed to the grantee in the form of Company common stock.  If a grantee defers his or her distribution, the units are converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of service as a member of the Board.  UNIFI estimated the fair value of each unit granted during fiscal 2021, 2020 and 2019 to be $15.91 $27.15 and $23.27, respectively.

UNIFI estimates the fair value of RSUs and VSUs based on the market price of UNIFI’s common stock at the award grant date.

A summary of RSU and VSU activity for fiscal 2021 is as follows:

	Non-vested	Weighted Average Grant Date Fair Value	Vested	Total	Weighted Average Grant Date Fair Value
Outstanding at June 28, 2020	142	$20.31	219	361	$23.08
Granted	110	$15.74	—	110	$15.74
Vested	(86)	$22.14	86	—	$22.14
Converted	—	$—	(64)	(64)	$24.46
Cancelled or forfeited	(4)	$26.82	—	(4)	$26.82
Outstanding at June 27, 2021	162	$16.75	241	403	$20.82

At June 27, 2021, the number of RSUs and VSUs vested and expected to vest was 403, with an aggregate intrinsic value of $9,972.  The aggregate intrinsic value of the 241 vested RSUs and VSUs at June 27, 2021 was $5,794.

The unrecognized compensation cost related to the unvested RSUs at June 27, 2021 was $1,319, which is expected to be recognized over a weighted average period of 1.6 years.

For fiscal 2021, 2020 and 2019, the total intrinsic value of RSUs and VSUs converted was $1,216, $1,708 and $1,427, respectively.  The tax benefit realized from the conversion of RSUs was $159, $206 and $164 for fiscal 2021, 2020 and 2019, respectively.

Summary

The total cost charged against income related to all stock-based compensation arrangements was as follows:

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Stock options	$1,047	$1,265	$671
RSUs and VSUs	2,015	2,245	1,977
Total compensation cost	$3,062	$3,510	$2,648

In each of fiscal 2021 and fiscal 2020, UNIFI issued 4 shares of common stock for $75 and $100 of expense, respectively, in connection with Board compensation.

The total income tax benefit recognized for stock-based compensation was $297, $178 and $325 for fiscal 2021, 2020 and 2019, respectively.

As of June 27, 2021, total unrecognized compensation costs related to all unvested stock-based compensation arrangements were $3,161.  The weighted average period over which these costs are expected to be recognized is 2.0 years.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

17. Defined Contribution Plan

UNIFI matches employee contributions made to the Unifi, Inc. Retirement Savings Plan (the “401(k) Plan”), a 401(k) defined contribution plan, which covers eligible domestic salary and hourly employees. Under the terms of the 401(k) Plan, UNIFI matches 100% of the first 3% of eligible employee contributions and 50% of the next 2% of eligible contributions.

The following table presents the employer matching contribution expense related to the 401(k) Plan:

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Matching contribution expense	$2,578	$2,491	$2,836

18. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

Financial Instruments

UNIFI uses derivative financial instruments such as interest rate swaps to reduce its ongoing business exposures to fluctuations in interest rates.  UNIFI does not enter into derivative contracts for speculative purposes.

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

UNIFI’s financial assets and liabilities accounted for at fair value on a recurring basis and the level within the fair value hierarchy used to measure these items are as follows:

As of June 27, 2021	Notional Amount		Balance Sheet Location	Fair Value Hierarchy	Fair Value
Swap A	USD	$20,000	Other current liabilities	Level 2	$334
Swap B	USD	$30,000	Other current liabilities	Level 2	$500
Swap C	USD	$25,000	Other current liabilities	Level 2	$400

As of June 28, 2020	Notional Amount		Balance Sheet Location	Fair Value Hierarchy	Fair Value
Swap A	USD	$20,000	Other long-term liabilities	Level 2	$690
Swap B	USD	$30,000	Other long-term liabilities	Level 2	$1,034
Swap C	USD	$25,000	Other long-term liabilities	Level 2	$827

Estimates for the fair value of UNIFI’s derivative contracts are obtained from month-end market quotes for contracts with similar terms.

Swaps A, B and C, designated hedges, increased interest expense for fiscal 2021 by $1,347, increased interest expense for fiscal 2020 by $270 and decreased interest expense for fiscal 2019 by $320.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

19. Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 24, 2018	$(42,268)	$1,735	$(40,533)
Other comprehensive loss, net of tax	(461)	(2,235)	(2,696)
Balance at June 30, 2019	$(42,729)	$(500)	$(43,229)

Other comprehensive loss, net of tax	(19,119)	(1,458)	(20,577)
Balance at June 28, 2020	$(61,848)	$(1,958)	$(63,806)

Other comprehensive income, net of tax	9,368	1,006	10,374
Balance at June 27, 2021	$(52,480)	$(952)	$(53,432)

A summary of other comprehensive income (loss) for fiscal 2021, 2020 and 2019 is provided as follows:

	Fiscal 2021			Fiscal 2020			Fiscal 2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive income (loss):
Foreign currency translation adjustments	$9,368	$—	$9,368	$(21,027)	$—	$(21,027)	$(681)	$—	$(681)
Foreign currency translation adjustments for an unconsolidated affiliate	—	—	—	1,908	—	1,908	220	—	220
Changes in interest rate swaps, net of reclassification adjustments	1,316	(310)	1,006	(1,904)	446	(1,458)	(2,906)	671	(2,235)
Other comprehensive income (loss), net	$10,684	$(310)	$10,374	$(21,023)	$446	$(20,577)	$(3,367)	$671	$(2,696)

20. Computation of Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Basic EPS
Net income (loss)	$29,073	$(57,237)	$2,456
Weighted average common shares outstanding	18,472	18,475	18,395
Basic EPS	$1.57	$(3.10)	$0.13
Diluted EPS
Net income (loss)	$29,073	$(57,237)	$2,456
Weighted average common shares outstanding	18,472	18,475	18,395
Net potential common share equivalents	384	—	300
Adjusted weighted average common shares outstanding	18,856	18,475	18,695
Diluted EPS	$1.54	$(3.10)	$0.13
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	497	401	314
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	333	333	—

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

22. Commitments and Contingencies

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

On a fiscal year basis, the minimum payments expected to be made as part of such commitments are as follows:

	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter
Unconditional purchase obligations	$7,670	$4,846	$3,670	$1,837	$—	$—
Unconditional service obligations	883	570	278	273	273	311
Total unconditional obligations	$8,553	$5,416	$3,948	$2,110	$273	$311

For fiscal 2021, 2020 and 2019, total costs incurred under these commitments consisted of the following:

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Costs for unconditional purchase obligations	$22,689	$21,483	$23,542
Costs for unconditional service obligations	967	2,082	5,169
Total	$23,656	$23,565	$28,711

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

23. Related Party Transactions

There were no related party receivables as of June 27, 2021 and June 28, 2020.

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

Related party payables for Salem Leasing Corporation consist of the following:

	June 27, 2021	June 28, 2020
Accounts payable	$469	$616
Operating lease obligations	1,133	1,481
Finance lease obligations	6,149	6,509
Total related party payables	$7,751	$8,606

The following are the Company’s significant related party transactions for the current or prior two fiscal years and consist of the matters in the table below and the following paragraphs:

		For the Fiscal Year Ended
Affiliated Entity	Transaction Type	June 27, 2021	June 28, 2020	June 30, 2019
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$4,122	$3,798	$4,102

24. Business Segment Information

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

Selected financial information is presented below:

	For the Fiscal Year Ended June 27, 2021
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$316,235	$184,837	$95,976	$65,869	$4,675	$667,592
Cost of sales	282,791	159,444	64,281	63,502	4,080	574,098
Gross profit	33,444	25,393	31,695	2,367	595	93,494
Segment depreciation expense	18,637	—	1,315	1,769	648	22,369
Segment Profit	$52,081	$25,393	$33,010	$4,136	$1,243	$115,863

	For the Fiscal Year Ended June 28, 2020
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$309,184	$153,032	$73,339	$67,381	$3,573	$606,509
Cost of sales	297,096	136,349	62,144	68,359	3,521	567,469
Gross profit (loss)	12,088	16,683	11,195	(978)	52	39,040
Segment depreciation expense	16,904	—	1,385	1,917	453	20,659
Segment Profit	$28,992	$16,683	$12,580	$939	$505	$59,699

	For the Fiscal Year Ended June 30, 2019
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$370,770	$132,866	$102,877	$98,127	$4,164	$708,804
Cost of sales	346,951	117,166	84,298	90,231	3,850	642,496
Gross profit	23,819	15,700	18,579	7,896	314	66,308
Segment depreciation expense	16,068	—	1,537	2,083	229	19,917
Segment Profit	$39,887	$15,700	$20,116	$9,979	$543	$86,225

The reconciliations of segment gross profit to consolidated income (loss) before income taxes are as follows:

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Polyester	$33,444	$12,088	$23,819
Asia	25,393	16,683	15,700
Brazil	31,695	11,195	18,579
Nylon	2,367	(978)	7,896
All Other	595	52	314
Segment gross profit	93,494	39,040	66,308
SG&A expenses	51,334	43,814	52,690
(Benefit) provision for bad debts	(1,316)	1,739	308
Other operating expense, net	4,865	2,308	2,350
Operating income (loss)	38,611	(8,821)	10,960
Interest income	(603)	(722)	(628)
Interest expense	3,323	4,779	5,414
Equity in (earnings) loss of unconsolidated affiliates	(739)	477	(3,968)
Recovery of non-income taxes	(9,717)	—	—
Gain on sale of investment in unconsolidated affiliate	—	(2,284)	—
Impairment of investment in unconsolidated affiliate	—	45,194	—
Loss on extinguishment of debt	—	—	131
Income (loss) before income taxes	$46,347	$(56,265)	$10,011

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Polyester	$18,637	$16,904	$16,068
Asia	—	—	—
Brazil	1,315	1,385	1,537
Nylon	1,769	1,917	2,083
All Other	648	453	229
Segment depreciation expense	22,369	20,659	19,917
Other depreciation and amortization expense	3,159	2,994	3,086
Depreciation and amortization expense	$25,528	$23,653	$23,003

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Polyester	$15,325	$13,714	$17,291
Asia	666	60	32
Brazil	3,461	2,332	2,574
Nylon	728	249	624
Segment capital expenditures	20,180	16,355	20,521
Other capital expenditures	998	2,154	4,350
Capital expenditures	$21,178	$18,509	$24,871

The reconciliations of segment total assets to consolidated total assets are as follows:

	June 27, 2021	June 28, 2020
Polyester	$285,939	$263,496
Asia	41,121	41,452
Brazil	85,950	49,967
Nylon	68,034	42,020
Segment total assets	481,044	396,935
Other current assets	48,972	48,600
Other PP&E	21,175	23,676
Other operating lease assets	1,116	1,503
Other non-current assets	902	1,277
Investments in unconsolidated affiliates	2,159	2,171
Total assets	$555,368	$474,162

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Geographic Data

	For the Fiscal Year Ended
Net Sales	June 27, 2021	June 28, 2020	June 30, 2019
U.S.	$341,897	$342,350	$426,725
China	171,261	148,923	125,667
Brazil	95,976	73,339	102,877
Remaining Foreign Countries	58,458	41,897	53,535
Total	$667,592	$606,509	$708,804

Export sales from UNIFI’s U.S. operations to external customers	$59,055	$64,305	$84,707

The net sales amounts are based on the operating locations from where the items were produced or distributed.

Long-Lived Assets	June 27, 2021	June 28, 2020	June 30, 2019
U.S.	$191,733	$195,874	$305,483
Brazil	21,733	10,805	13,218
China	1,919	779	78
Remaining Foreign Countries	9,708	9,859	5,169
Total	$225,093	$217,317	$323,948

Long-lived assets are comprised of PP&E, net; operating lease assets; intangible assets, net; investments in unconsolidated affiliates; and other non-current assets.

Total Assets	June 27, 2021	June 28, 2020	June 30, 2019
U.S.	$362,502	$352,869	$457,571
Brazil	85,950	49,967	67,490
China	63,239	39,238	30,982
Remaining Foreign Countries	43,677	32,088	36,108
Total	$555,368	$474,162	$592,151

25. Quarterly Results (Unaudited)

Quarterly financial data and selected highlights are as follows:

	For the Fiscal Quarter Ended
	September 27, 2020	December 27, 2020	March 28, 2021	June 27, 2021
Net sales (1)	$141,505	$162,776	$178,866	$184,445
Gross profit (2)	14,561	25,934	25,595	27,404
Net income (3)	3,432	7,464	4,758	13,419
Net income per common share:
Basic (4)	$0.19	$0.40	$0.26	$0.73
Diluted (4)	$0.18	$0.40	$0.25	$0.70

	For the Fiscal Quarter Ended
	September 29, 2019	December 29, 2019	March 29, 2020	June 28, 2020
Net sales (5)	$179,949	$169,511	$170,994	$86,055
Gross profit (loss) (6)	17,443	15,665	15,383	(9,451)
Net income (loss) (7)	3,712	409	(41,111)	(20,247)
Net income (loss) per common share:
Basic (4)	$0.20	$0.02	$(2.23)	$(1.10)
Diluted (4)	$0.20	$0.02	$(2.23)	$(1.10)

(1)	Net sales for the fiscal quarters ended September 27, 2020 and December 27, 2020 includes adverse demand pressures from the COVID-19 pandemic.

(2)

Gross profit for the fiscal quarter ended September 27, 2020 includes adverse demand pressures from the COVID-19 pandemic. Gross profit for the fiscal quarters ended December 27, 2020, March 28, 2021 and June 27, 2021 includes the benefit of exceptional performance by the Brazil Segment primarily due to higher conversion margin and market share capture due to agility and responsiveness during demand recovery in Brazil.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

(3)

Net income for the fiscal quarter ended September 27, 2020 includes adverse demand pressures from the COVID-19 pandemic. Net income for the fiscal quarter ended June 27, 2021 includes a recovery of non-income taxes in Brazil due to the favorable conclusion of litigation related to excess social program taxes for multiple prior years.

(4)	Income (loss) per share is computed independently for each of the periods presented. The sum of the income (loss) per share amounts for the fiscal quarters may not equal the total for the fiscal year.

(5)	Net sales for the fiscal quarter ended June 28, 2020, includes the impact of global demand declines and decreased economic activity caused by the COVID-19 pandemic.

(6)	Gross loss for the fiscal quarter ended June 28, 2020 includes the adverse impact of lower fixed cost absorption in connection with the COVID-19 pandemic.

(7)

Net loss for the fiscal quarter ended March 29, 2020 includes the impairment charge for PAL of $45,194.  Net loss for the fiscal quarter ended June 28, 2020 includes the adverse impact of the COVID-19 pandemic and severance charges for involuntary terminations.

26. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Interest, net of capitalized interest of $229, $126 and $219, respectively	$3,158	$4,682	$5,342
Income taxes, net of refunds	8,239	6,131	2,623

Non-Cash Investing and Financing Activities

As of June 27, 2021, June 28, 2020 and June 30, 2019, $2,080, $630 and $1,329, respectively, were included in accounts payable for unpaid capital expenditures.

During fiscal years ended June 27, 2021 and June 28, 2020, UNIFI recorded non-cash activity relating to finance leases of $740 and $6,301, respectively.