Form 10-Q
period 2021-09-26
UNIFI INC
filed 2021-11-03
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2021

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

As of October 29, 2021, there were 18,528,972 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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

•	the success of the Company’s strategic business initiatives;
•	the volatility of financial and credit markets;
•	the ability to service indebtedness and fund capital expenditures and strategic business initiatives;
•	the availability of and access to credit on reasonable terms;
•	changes in foreign currency exchange, interest and inflation rates;
•	fluctuations in production costs;
•	the ability to protect intellectual property;
•	the strength and reputation of the Company’s brands;
•	employee relations;
•	the ability to attract, retain and motivate key employees;
•	the impact of climate change or environmental, health and safety regulations;
•	the impact of tax laws, the judicial or administrative interpretations of tax laws and/or changes in such laws or interpretations; and
•

other factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2021 or in the Company’s other periodic reports and information filed with the Securities and Exchange Commission (“SEC”).

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

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 26, 2021

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 26, 2021	June 27, 2021
ASSETS
Cash and cash equivalents	$49,556	$78,253
Receivables, net	103,031	94,837
Inventories	150,511	141,221
Income taxes receivable	3,368	2,392
Other current assets	12,816	12,364
Total current assets	319,282	329,067
Property, plant and equipment, net	203,339	201,696
Operating lease assets	9,561	8,772
Deferred income taxes	2,462	1,208
Other non-current assets	14,061	14,625
Total assets	$548,705	$555,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$57,528	$54,259
Income taxes payable	5,177	1,625
Current operating lease liabilities	2,150	1,856
Current portion of long-term debt	15,428	16,045
Other current liabilities	19,319	31,638
Total current liabilities	99,602	105,423
Long-term debt	68,465	70,336
Non-current operating lease liabilities	7,524	7,032
Deferred income taxes	4,473	6,686
Other long-term liabilities	7,644	7,472
Total liabilities	187,708	196,949

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,523,978 and 18,490,338 shares issued and outstanding as of September 26, 2021 and June 27, 2021, respectively)	1,852	1,849
Capital in excess of par value	65,770	65,205
Retained earnings	353,477	344,797
Accumulated other comprehensive loss	(60,102)	(53,432)
Total shareholders’ equity	360,997	358,419
Total liabilities and shareholders’ equity	$548,705	$555,368

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended
	September 26, 2021	September 27, 2020
Net sales	$195,992	$141,505
Cost of sales	169,895	126,944
Gross profit	26,097	14,561
Selling, general and administrative expenses	12,670	11,364
Benefit for bad debts	(80)	(887)
Other operating expense, net	256	1,178
Operating income	13,251	2,906
Interest income	(258)	(125)
Interest expense	696	871
Equity in earnings of unconsolidated affiliates	(280)	(93)
Income before income taxes	13,093	2,253
Provision (benefit) for income taxes	4,413	(1,179)
Net income	$8,680	$3,432

Net income per common share:
Basic	$0.47	$0.19
Diluted	$0.46	$0.18

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended
	September 26, 2021	September 27, 2020
Net income	$8,680	$3,432
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6,926)	(182)
Changes in interest rate swaps, net of tax of $77 and $78, respectively	256	254
Other comprehensive (loss) income, net	(6,670)	72
Comprehensive income	$2,010	$3,504

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 27, 2021	18,490	$1,849	$65,205	$344,797	$(53,432)	$358,419
Options exercised	9	1	(1)	—	—	—
Conversion of restricted stock units	38	4	(4)	—	—	—
Stock-based compensation	—	—	582	—	—	582
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(13)	(2)	(12)	—	—	(14)
Other comprehensive loss, net of tax	—	—	—	—	(6,670)	(6,670)
Net income	—	—	—	8,680	—	8,680
Balance at September 26, 2021	18,524	$1,852	$65,770	$353,477	$(60,102)	$360,997

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 28, 2020	18,446	$1,845	$62,392	$315,724	$(63,806)	$316,155
Options exercised	—	—	—	—	—	—
Conversion of restricted stock units	2	—	—	—	—	—
Stock-based compensation	—	—	425	—	—	425
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(1)	—	(7)	—	—	(7)
Other comprehensive income, net of tax	—	—	—	—	72	72
Net income	—	—	—	3,432	—	3,432
Balance at September 27, 2020	18,447	$1,845	$62,810	$319,156	$(63,734)	$320,077

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	September 26, 2021	September 27, 2020
Cash and cash equivalents at beginning of period	$78,253	$75,267
Operating activities:
Net income	8,680	3,432
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in earnings of unconsolidated affiliates	(280)	(93)
Depreciation and amortization expense	6,365	6,112
Non-cash compensation expense	660	509
Deferred income taxes	(3,463)	(2,072)
Other, net	(100)	(132)
Changes in assets and liabilities:
Receivables, net	(9,462)	(23,499)
Inventories	(12,190)	4,853
Other current assets	(1,056)	2,083
Income taxes	2,606	191
Accounts payable and other current liabilities	(7,393)	15,314
Other, net	(175)	1,224
Net cash (used) provided by operating activities	(15,808)	7,922

Investing activities:
Capital expenditures	(9,300)	(1,864)
Other, net	31	—
Net cash used by investing activities	(9,269)	(1,864)

Financing activities:
Proceeds from ABL Revolver	—	—
Payments on ABL Revolver	—	—
Payments on ABL Term Loan	(2,500)	(2,500)
Proceeds from construction financing	882	—
Payments on finance lease obligations	(927)	(945)
Other, net	(222)	(7)
Net cash used by financing activities	(2,767)	(3,452)

Effect of exchange rate changes on cash and cash equivalents	(853)	222
Net (decrease) increase in cash and cash equivalents	(28,697)	2,828
Cash and cash equivalents at end of period	$49,556	$78,095

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

UNIFI maintains one of the textile industry’s most comprehensive product offerings which include a range of specialized, value-added and commodity solutions, with principal geographic markets in the Americas, Asia and Europe. UNIFI has direct manufacturing operations in four countries and participates in joint ventures with operations in Israel and the United States (“U.S.”).

2.  Basis of Presentation; Condensed Notes

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information. As contemplated by the instructions of the SEC to Form 10-Q, the following notes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements.  Reference should be made to UNIFI’s year-end audited consolidated financial statements and related notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended June 27, 2021 (the “2021 Form 10-K”).

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

The fiscal quarter for each of Unifi, Inc., its primary domestic operating subsidiaries and its subsidiary in El Salvador ended on September 26, 2021. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal quarter ended on September 30, 2021. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ subsequent fiscal quarter end. The three-month periods ended September 26, 2021 and September 27, 2020 both consisted of 13 weeks.

3.  Recent Accounting Pronouncements

Based on UNIFI’s review of Accounting Standards Updates issued since the filing of the 2021 Form 10-K, there have been no newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on UNIFI’s consolidated financial statements.

4.  Revenue Recognition

The following tables present net sales grouped by (i) classification of sales type and (ii) REPREVE® Fiber sales:

	For the Three Months Ended
	September 26, 2021	September 27, 2020
Third-party manufacturer	$193,297	$138,841
Service	2,695	2,664
Net sales	$195,992	$141,505

	For the Three Months Ended
	September 26, 2021	September 27, 2020
REPREVE® Fiber	$71,906	$51,612
All other products and services	124,086	89,893
Net sales	$195,992	$141,505

Third-Party Manufacturer

Third-party manufacturer revenue is primarily generated through sales to direct customers. Such sales represent satisfaction of UNIFI’s performance obligations required by the associated revenue contracts. Each of UNIFI’s reportable segments derives revenue from sales to third-party manufacturers.

Service Revenue

Service revenue is primarily generated as services are rendered, through fulfillment of toll manufacturing of textile products or transportation services governed by written agreements. Such toll manufacturing and transportation services represent satisfaction of UNIFI’s performance obligations required

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

by the associated revenue contracts. The Polyester Segment derives service revenue for toll manufacturing and the All Other category derives service revenue for transportation services.

REPREVE® Fiber

REPREVE® Fiber represents our collection of fiber products on our recycled platform, with or without added technologies.

Beginning in the fourth quarter of fiscal 2021, as a result of its annual review of products meeting the REPREVE® Fiber definition, UNIFI began including certain product sales in the Asia Segment that were previously excluded from the REPREVE® Fiber sales metric. The prior period has been adjusted to reflect such sales and the amount reclassed was not material.

Variable Consideration

For all variable consideration, where appropriate, UNIFI estimates the amount using the expected value method, which takes into consideration historical experience, current contractual requirements, specific known market events and forecasted customer buying and payment patterns. Overall, these reserves reflect UNIFI’s best estimates of the amount of consideration to which the customer is entitled based on the terms of the contracts. Variable consideration has been immaterial to UNIFI’s financial statements for all periods presented.

5.  Receivables, Net

Receivables, net consists of the following:

	September 26, 2021	June 27, 2021
Customer receivables	$86,997	$81,921
Allowance for uncollectible accounts	(2,396)	(2,525)
Reserves for quality claims	(598)	(703)
Net customer receivables	84,003	78,693
Other receivables	19,028	16,144
Total receivables, net	$103,031	$94,837

Other receivables includes $15,416 and $13,391 of banker’s acceptance notes (“BANs”) as of September 26, 2021 and June 27, 2021, respectively, in connection with the settlement of certain customer receivables generated from trade activity in the Asia Segment. The BANs are redeemable upon maturity from the drawing financial institutions, or earlier at a discount.

6.  Inventories

Inventories consists of the following:

	September 26, 2021	June 27, 2021
Raw materials	$61,826	$54,895
Supplies	10,449	10,692
Work in process	8,701	7,516
Finished goods	72,090	70,525
Gross inventories	153,066	143,628
Net realizable value adjustment	(2,555)	(2,407)
Total inventories	$150,511	$141,221

7.  Other Current Assets

Other current assets consist of the following:

	September 26, 2021	June 27, 2021
Vendor deposits	$3,604	$3,341
Recovery of non-income taxes	3,274	3,456
Prepaid expenses and other	3,265	2,753
Value-added taxes receivable	2,204	2,484
Contract assets	469	330
Total other current assets	$12,816	$12,364

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Recovery of Non-Income Taxes

Brazilian companies are subject to various taxes on business operations, including turnover taxes used to fund social security and unemployment programs, commonly referred to as PIS/COFINS taxes.  UNIFI, along with numerous other companies in Brazil, challenged the constitutionality of certain state taxes historically included in the PIS/COFINS tax base, alleging that such state taxes resulted in over-taxation.

On May 13, 2021, Brazil’s supreme court ruled in favor of taxpayers, and on July 7, 2021, the Brazilian Internal Revenue Service withdrew its appeal. Following the supreme court decision, the federal government will not issue refunds for these taxes but instead will allow for the overpayments and associated interest to be applied as credits against future PIS/COFINS tax obligations.

There are no limitations or restrictions on UNIFI’s ability to recover the associated overpayment claims as future income is generated. We expect to recover the entirety of our claims over the 40-month period following June 2021. Thus, UNIFI has reflected current and non-current assets accordingly.

8.  Property, Plant and Equipment, Net

Property, plant and equipment (“PP&E”), net consists of the following:

	September 26, 2021	June 27, 2021
Land	$3,154	$3,184
Land improvements	16,372	16,372
Buildings and improvements	159,143	160,122
Assets under finance leases	22,000	22,000
Machinery and equipment	610,768	609,414
Computers, software and office equipment	24,792	24,848
Transportation equipment	10,558	10,461
Construction in progress	20,686	17,834
Gross PP&E	867,473	864,235
Less: accumulated depreciation	(657,668)	(656,576)
Less: accumulated amortization – finance leases	(6,466)	(5,963)
Total PP&E, net	$203,339	$201,696

9.  Other Non-Current Assets

Other non-current assets consist of the following:

	September 26, 2021	June 27, 2021
Recovery of non-income taxes	$7,638	$8,063
Intangible assets, net	3,604	3,978
Investments in unconsolidated affiliates	2,377	2,159
Vendor deposits and other	442	425
Total other non-current assets	$14,061	$14,625

Recovery of Non-Income Taxes

As previously described in Note 7, “Other Current Assets,” UNIFI recorded a recovery of non-income taxes and reflected current and non-current assets accordingly.

Investments in Unconsolidated Affiliates

As of September 26, 2021, UNIFI maintained investments in two entities classified as unconsolidated affiliates: U.N.F. Industries, Ltd. (“UNF”); and UNF America LLC (“UNFA”) (collectively “UNFs”).

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

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The supply agreement has no stated minimum purchase quantities and pricing is typically negotiated every six months, based on market rates.  As of September 26, 2021, UNIFI’s open purchase orders related to this supply agreement were $1,914.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

UNIFI’s raw material purchases under this supply agreement consisted of the following:

	For the Three Months Ended
	September 26, 2021	September 27, 2020
UNFA	$5,830	$3,527
UNF	71	—
Total	$5,901	$3,527

As of September 26, 2021 and June 27, 2021, UNIFI had combined accounts payable due to UNF and UNFA of $3,077 and $2,955, respectively.

UNIFI has determined that UNF and UNFA are variable interest entities and that UNIFI is the primary beneficiary of these entities, based on the terms of the supply agreement discussed above.  As a result, these entities should be consolidated with UNIFI’s financial results.  As (i) UNIFI purchases substantially all of the output from the two entities; (ii) the two entities’ balance sheets constitute 3% or less of UNIFI’s current assets, total assets and total liabilities; and (iii) such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements.  The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy.  Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to either UNF or UNFA.

Condensed balance sheet and income statement information for UNIFI’s unconsolidated affiliates (including reciprocal balances) are presented in the tables below.

	September 26, 2021	June 27, 2021
Current assets	$8,406	$7,931
Non-current assets	625	659
Current liabilities	4,281	3,967
Non-current liabilities	—	—
Shareholders’ equity and capital accounts	4,750	4,623

UNIFI’s portion of undistributed earnings	2,318	2,100

	For the Three Months Ended
	September 26, 2021	September 27, 2020
Net sales	$6,150	$3,213
Gross profit	544	441
Income from operations	127	46
Net income	127	49
Depreciation and amortization	33	36

Distributions received	—	—

10.  Other Current Liabilities

Other current liabilities consists of the following:

	September 26, 2021	June 27, 2021
Payroll and fringe benefits	$8,706	$10,204
Deferred revenue	2,654	2,691
Incentive compensation	2,377	12,356
Current portion of supplemental post-employment plan	1,097	1,087
Interest rate swaps	901	1,234
Other	3,584	4,066
Total other current liabilities	$19,319	$31,638

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11.  Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	September 26, 2021	September 26, 2021	June 27, 2021
ABL Revolver	December 2023	0.0%	$—	$—
ABL Term Loan	December 2023	3.2% (1)	75,000	77,500
Finance lease obligations	(2)	3.6%	7,548	8,475
Construction financing	(3)	2.3%	1,764	882
Total debt			84,312	86,857
Current ABL Term Loan			(12,500)	(12,500)
Current portion of finance lease obligations			(2,928)	(3,545)
Unamortized debt issuance costs			(419)	(476)
Total long-term debt			$68,465	$70,336

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for finance lease obligations range from May 2022 to November 2027.
(3)	Refer to the discussion below under the subheading “─Construction Financing” for further information.

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

ABL Facility borrowings bear interest at LIBOR plus an applicable margin of 1.25% to 1.75%, or the Base Rate (as defined in the Credit Agreement) plus an applicable margin of 0.25% to 0.75%, with interest currently being paid on a monthly basis. As of September 26, 2021 and June 27, 2021, ABL Facility borrowings carried interest at LIBOR plus 1.25%.

UNIFI currently maintains three interest rate swaps that fix LIBOR at approximately 1.9% on $75,000 of variable-rate debt. Such swaps are scheduled to terminate in May 2022.

Construction Financing

In May 2021, UNIFI entered into an agreement with a third party lender that provides for construction-period financing for certain texturing machinery anticipated in our capital allocation plans. UNIFI will record project costs to construction in progress and the corresponding liability to construction financing (within long-term debt). The agreement provides for monthly, interest-only payments during the construction period, at a rate of LIBOR plus 2.2%, and contains terms customary for a financing of this type.

The agreement provides for 60 monthly payments, which will commence upon the completion of the construction period with an interest rate of approximately 2.8%. In connection with this construction financing arrangement, UNIFI recorded long-term debt of $1,764 as of September 26, 2021.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2022, the following four fiscal years and thereafter:

	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter
ABL Revolver	$—	$—	$—	$—	$—	$—
ABL Term Loan	10,000	10,000	55,000	—	—	—
Finance lease obligations	2,618	1,257	1,301	1,195	733	444
Total (1)	$12,618	$11,257	$56,301	$1,195	$733	$444

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(1)	Total reported excludes $1,764 for construction financing, described above.

12.  Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	September 26, 2021	June 27, 2021
Uncertain tax positions	$3,168	$3,045
Supplemental post-employment plan	2,168	2,090
Other	2,308	2,337
Total other long-term liabilities	$7,644	$7,472

13.  Income Taxes

The provision (benefit) for income taxes and effective tax rate were as follows:

	For the Three Months Ended
	September 26, 2021	September 27, 2020
Provision (benefit) for income taxes	$4,413	$(1,179)
Effective tax rate	33.7%	(52.3)%

U.S. Tax Law Change

On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to global intangible low-tax income (“GILTI”) that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available for tax years beginning after December 31, 2017. The three-month period ended September 27, 2020 includes a discrete tax benefit of $4,789 related to the retroactive election.

Valuation Allowance

UNIFI regularly assesses whether it is more-likely-than-not that some portion or all of its deferred tax assets will not be realized.  UNIFI considers the scheduled reversal of taxable temporary differences, taxable income in carryback years, projected future taxable income and tax planning strategies in making this assessment.  Since UNIFI operates in multiple jurisdictions, the assessment is made on a jurisdiction-by-jurisdiction basis, taking into consideration the effects of local tax law.  The three-month period ended September 27, 2020 includes discrete tax expense of $2,127 for a change in valuation allowance related to the GILTI regulations enacted during that period.

Income Tax Expense

UNIFI’s provision (benefit) for income taxes for the three months ended September 26, 2021 and September 27, 2020 was calculated by applying the estimated annual effective tax rate to year-to-date pre-tax book income and adjusting for discrete items that occurred during the period.

The effective tax rate for the three months ended September 26, 2021 was higher than the U.S. federal statutory rate primarily due to earnings taxed at higher rates in foreign jurisdictions, deferred tax on unremitted earnings, and foreign withholding taxes.

The effective tax rate for the three months ended September 27, 2020 was lower than the U.S. federal statutory rate primarily due to the retroactive GILTI high-tax exclusion for prior periods. This benefit was partially offset by the change in valuation allowance for deferred tax assets and current U.S. tax on GILTI.

Unrecognized Tax Benefits

UNIFI regularly assesses the outcomes of both completed and ongoing examinations to ensure that its provision for income taxes is sufficient. Certain returns that remain open to examination have utilized carryforward tax attributes generated in prior tax years, including net operating losses, which could potentially be revised upon examination.

14.  Shareholders’ Equity

On October 31, 2018, UNIFI announced that its Board of Directors (the “Board”) approved a share repurchase program (the “2018 SRP”) under which UNIFI is authorized to acquire up to $50,000 of its common stock. Under the 2018 SRP, purchases may be made from time to time in the open market at prevailing market prices, through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. Repurchases, if any, are expected to be financed through cash generated from operations and borrowings under the ABL Revolver, and are subject to applicable limitations and restrictions as set forth in the ABL Facility. UNIFI may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes UNIFI’s repurchases and retirements of its common stock under the 2018 SRP for the fiscal periods noted:

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal 2019	—	$—	$50,000
Fiscal 2020	84	$23.72	$48,008
Fiscal 2021	—	$—	$48,008
Fiscal 2022 (through September 26, 2021)	—	$—	$48,008
Total	84	$23.72	$48,008

Repurchased shares are retired and have the status of authorized and unissued shares.  The cost of the repurchased shares is recorded as a reduction to common stock to the extent of the par value of the shares acquired and the remainder is allocated between capital in excess of par value and retained earnings, on a pro rata basis.

15.  Stock-Based Compensation

On October 29, 2020, UNIFI’s shareholders approved the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (the “2020 Plan”). The 2020 Plan set the number of shares available for future issuance pursuant to awards granted under the 2020 Plan to 850.  No additional awards can be granted under prior plans; however, awards outstanding under a respective prior plan remain subject to that plan’s provisions.

The following table provides the number of awards remaining available for future issuance under the 2020 Plan as of September 26, 2021:

Authorized under the 2020 Plan	850
Plus: Awards expired, forfeited or otherwise terminated unexercised	—
Less: Awards granted to employees	(75)
Less: Awards granted to non-employee directors	(4)
Available for issuance under the 2020 Plan	771

There were no awards granted or issued from an equity compensation plan for the three month periods ending September 26, 2021 or September 27, 2020.

On October 27, 2021, UNIFI’s shareholders approved the Unifi, Inc. Employee Stock Purchase Plan (the “ESPP”) as described in the Company’s definitive proxy statement on Schedule 14A filed with the SEC on September 2, 2021. The ESPP reserved 100 Company shares, is intended to be a qualified plan under applicable tax law, and allows eligible employees to purchase Company shares at a 15% discount from market value.

16.  Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

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

The following table presents details regarding UNIFI’s hedging activities:

	For the Three Months Ended
	September 26, 2021	September 27, 2020
Interest expense	$696	$871
Increase in fair value of interest rate swaps	(333)	(332)
Impact of interest rate swaps to increase interest expense	347	329

For the three months ended September 26, 2021 and September 27, 2020, there were no significant changes to UNIFI’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

17.  Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 27, 2021	$(52,480)	$(952)	$(53,432)
Other comprehensive (loss) income	(6,926)	256	(6,670)
Balance at September 26, 2021	$(59,406)	$(696)	$(60,102)

A summary of the after-tax effects of the components of other comprehensive (loss) income, net for the three-month periods ended September 26, 2021 and September 27, 2020 is included in the accompanying condensed consolidated statements of comprehensive income.

18.  Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended
	September 26, 2021	September 27, 2020
Net income	$8,680	$3,432
Basic weighted average shares	18,515	18,447
Net potential common share equivalents	482	251
Diluted weighted average shares	18,997	18,698
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	287	546
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	333	333

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

Environmental

On September 30, 2004, Unifi Kinston, LLC (“UK”), a subsidiary of Unifi, Inc., completed its acquisition of polyester filament manufacturing assets located in Kinston, North Carolina (“Kinston”) from Invista S.a.r.l. (“INVISTA”).  The land for the Kinston site was leased pursuant to a 99-year ground lease (the “Ground Lease”) with E.I. DuPont de Nemours (“DuPont”).  Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the U.S. Environmental Protection Agency and the North Carolina Department of Environmental Quality (“DEQ”) pursuant to the Resource Conservation and Recovery Act Corrective Action program.  The program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and remediate the AOCs to comply with applicable regulatory standards.  Effective March 20, 2008, UK entered into a lease termination agreement associated with conveyance of certain assets at the Kinston site to DuPont.  This agreement terminated the Ground Lease and relieved UK of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to UK’s period of operation of the Kinston site, which was from 2004 to 2008.  At this time, UNIFI has no basis to determine if or when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same. UK continues to own property (the “Kentec site”) acquired in the 2004 transaction with INVISTA that has contamination from DuPont’s prior operations and is monitored by DEQ.  The Kentec site has been remediated by DuPont, and DuPont has received authority from DEQ to discontinue further remediation, other than natural attenuation.  Prior to transfer of responsibility to UK, DuPont and UK had a duty to monitor and report the environmental status of the Kentec site to DEQ. Effective April 10, 2019, UK assumed sole remediator responsibility of the Kentec site pursuant to its contractual obligations with INVISTA and received $180 of net monitoring and reporting costs due from DuPont.  In connection with monitoring, UK expects to sample and report to DEQ annually. At this time, UNIFI does not expect any active site remediation will be required but expects that any costs associated with active site remediation, if ever required, would likely be immaterial.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

20.  Related Party Transactions

There were no related party receivables as of September 26, 2021 or June 27, 2021.

Related party payables for Salem Leasing Corporation consisted of the following:

	September 26, 2021	June 27, 2021
Accounts payable	$457	$469
Operating lease obligations	1,049	1,133
Finance lease obligations	5,850	6,149
Total related party payables	$7,356	$7,751

The following are the Company’s significant related party transactions:

		For the Three Months Ended
Affiliated Entity	Transaction Type	September 26, 2021	September 27, 2020
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$1,028	$939

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

•

The operations within the Asia Segment exhibit similar long-term economic characteristics and sell to similar customers utilizing similar methods of distribution primarily in Asia and Europe, which are outside of the NACA region. The Asia Segment primarily sources polyester-based products from third-party suppliers and sells to knitters and weavers that produce fabric for the apparel, automotive, home furnishings, industrial and other end-use markets principally in Asia.  The Asia Segment includes sales offices in China.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Selected financial information is presented below:

	For the Three Months Ended September 26, 2021
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$89,467	$51,428	$33,738	$20,159	$1,200	$195,992
Cost of sales	81,173	44,457	23,798	19,433	1,034	169,895
Gross profit	8,294	6,971	9,940	726	166	26,097
Segment depreciation expense	4,482	—	383	435	158	5,458
Segment Profit	$12,776	$6,971	$10,323	$1,161	$324	$31,555

	For the Three Months Ended September 27, 2020
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$69,076	$37,723	$22,606	$11,029	$1,071	$141,505
Cost of sales	64,444	33,145	17,993	10,364	998	126,944
Gross profit	4,632	4,578	4,613	665	73	14,561
Segment depreciation expense	4,403	—	430	442	164	5,439
Segment Profit	$9,035	$4,578	$5,043	$1,107	$237	$20,000

The reconciliations of segment gross profit to consolidated income before income taxes are as follows:

	For the Three Months Ended
	September 26, 2021	September 27, 2020
Polyester	$8,294	$4,632
Asia	6,971	4,578
Brazil	9,940	4,613
Nylon	726	665
All Other	166	73
Segment gross profit	26,097	14,561
Selling, general and administrative expenses	12,670	11,364
Provision (benefit) for bad debts	(80)	(887)
Other operating expense, net	256	1,178
Operating income	13,251	2,906
Interest income	(258)	(125)
Interest expense	696	871
Equity in earnings of unconsolidated affiliates	(280)	(93)
Income before income taxes	$13,093	$2,253

The reconciliations of segment total assets to consolidated total assets are as follows:

	September 26, 2021	June 27, 2021
Polyester	$299,708	$285,939
Asia	72,417	41,121
Brazil	84,881	85,950
Nylon	43,355	68,034
Segment total assets	500,361	481,044
Other current assets	23,692	48,972
Other PP&E	20,253	21,175
Other operating lease assets	1,023	1,116
Other non-current assets	3,376	3,061
Total assets	$548,705	$555,368

22.  Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Three Months Ended
	September 26, 2021	September 27, 2020
Interest, net of capitalized interest of $106 and $45, respectively	$644	$836
Income tax payments, net	5,091	602

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds. The three months ended September 26, 2021 includes an income tax payment of $2,125 related to the recovery of non-income taxes described in Note 7, “Other Current Assets.”

Non-Cash Investing and Financing Activities

As of September 26, 2021 and June 27, 2021, $1,524 and $2,080, respectively, were included in accounts payable for unpaid capital expenditures. As of September 27, 2020 and June 28, 2020, $800 and $630, respectively, were included in accounts payable for unpaid capital expenditures.

During the three months ended September 26, 2021 and September 27, 2020, UNIFI recorded non-cash activity relating to finance leases of $0 and $878, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended September 26, 2021, while a reference to the “prior period” refers to the three-month period ended September 27, 2020.  Such references may be accompanied by certain phrases for added clarity. The current period and the prior period each consisted of 13 weeks.

Our discussions in this Item 2 focus on our results during, or as of, the three months ended September 26, 2021 and September 27, 2020, and, to the extent applicable, any material changes from the information discussed in the 2021 Form 10-K or other important intervening developments or information.  These discussions should be read in conjunction with the 2021 Form 10-K for more detailed and background information about our business, operations and financial condition. Discussion of foreign currency translation is primarily associated with the weakening of the Brazilian Real (“BRL”) and changes in the Chinese Renminbi (“RMB”) versus the U.S. Dollar (“USD”). In discussion of operating results in this report, we refer to our operations in the “NACA” region, which is the region comprised of the trade zones covered by USMCA, NAFTA and CAFTA-DR.

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

COVID-19 Pandemic

The COVID-19 pandemic adversely impacted our operating results for the prior period as a result of global demand declines that pressured our sales and profitability performance. Despite the lingering effects and uncertainty of the COVID-19 pandemic, our operating results have improved significantly from the prior period to the current period, primarily due to the restoration of global demand levels and consumer spending.

Recent Trade Initiatives

UNIFI remains committed to pursuing relief from the elevated levels of low-cost and subsidized polyester textured yarn (“Subject Imports”) entering the U.S. market from foreign countries. Trade petition efforts to slow Subject Imports from China and India were successful during calendar 2019.

Due to the continued pressure from Subject Imports on our Polyester Segment revenues and gross margins in the U.S. market, UNIFI is again a petitioner to the United States Department of Commerce (“Commerce Department”) and the United States International Trade Commission (“ITC”) relating to Subject Imports from Indonesia, Malaysia, Thailand, and Vietnam (the “Subject Countries”). For such countries, preliminary antidumping duty rates are currently in effect.  On October 19, 2021, the Commerce Department announced final antidumping duty deposit rates on imports of polyester textured yarn from the Subject Countries. The ITC is expected to announce its final determination on November 30, 2021.

We believe both trade petitions on Subject Imports are necessary to normalize the U.S. polyester market for fair pricing and competition, and a positive outcome in the ongoing petition will aid in generating incremental revenue for the Polyester Segment.

Adverse Impacts of Elevated Input Costs and Global Production Volatility

The prior period benefited from stable, low raw material costs, although suppressed global demand levels prevented UNIFI from generating meaningful operating results. As fiscal 2021 concluded, global economic recovery, domestic weather events, supply constraints and general inflationary pressures have led to higher input costs in fiscal 2022. For the majority of our portfolio, we have been able to implement selling price adjustments to protect gross margins in the current period, and we have navigated the higher cost environment better than in recent prior years. However, the acceleration of input costs and the current elevated levels remain headwinds to our underlying performance.

In addition to the recent pressures from input costs, UNIFI is experiencing inefficiencies in the global supply chain in connection with (i) freight and logistics slowdowns in foreign markets; (ii) a tighter labor pool in the U.S.; and (iii) suppressed productivity resulting from (a) pandemic-related lockdowns in certain regions of Asia and (b) energy management measures taken in China during September and October 2021. While our businesses are not currently materially impacted by these adverse events and circumstances, the existing challenges could worsen and/or occur for prolonged periods and eventually become material impacts to our Asia and Polyester segments.

Key Performance Indicators and Non-GAAP Financial Measures

UNIFI continuously reviews performance indicators to measure its success.  These performance indicators form the basis of management’s discussion and analysis included below:

•	sales volume and revenue for UNIFI and for each reportable segment;
•	gross profit and gross margin for UNIFI and for each reportable segment;

•	net income and diluted EPS;
•	Segment Profit, which equals segment gross profit plus segment depreciation expense;
•	unit conversion margin, which represents unit net sales price less unit raw material costs, for UNIFI and for each reportable segment;
•	working capital, which represents current assets less current liabilities;
•	Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which represents Net income before net interest expense, income tax expense and depreciation and amortization expense;
•	Adjusted EBITDA, which represents EBITDA adjusted to exclude, from time to time, certain other adjustments necessary to understand and compare the underlying results of UNIFI;
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

Management uses Adjusted Working Capital as an indicator of UNIFI’s production efficiency and ability to manage inventories and receivables. Adjusted Working Capital is a metric used in the determination of variable compensation.

Management uses Net Debt as a liquidity and leverage metric to determine how much debt would remain if all cash and cash equivalents were used to pay down debt principal.

Review of Results of Operations

Three Months Ended September 26, 2021 Compared to Three Months Ended September 27, 2020

Consolidated Overview

The below tables provide:

•	the components of net income and the percentage increase or decrease over the prior fiscal year amounts, and
•	a reconciliation from net income to EBITDA and Adjusted EBITDA.

Following the tables is a discussion and analysis of the significant components of net income.

Net income

	For the Three Months Ended
	September 26, 2021		September 27, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$195,992	100.0	$141,505	100.0	38.5
Cost of sales	169,895	86.7	126,944	89.7	33.8
Gross profit	26,097	13.3	14,561	10.3	79.2
SG&A	12,670	6.4	11,364	8.0	11.5
Benefit for bad debts	(80)	—	(887)	(0.6)	(91.0)
Other operating expense, net	256	0.1	1,178	0.8	(78.3)
Operating income	13,251	6.8	2,906	2.1	nm
Interest expense, net	438	0.2	746	0.5	(41.3)
Equity in earnings of unconsolidated affiliates	(280)	(0.1)	(93)	—	201.1
Income before income taxes	13,093	6.7	2,253	1.6	nm
Provision (benefit) for income taxes	4,413	2.3	(1,179)	(0.8)	nm
Net income	$8,680	4.4	$3,432	2.4	152.9

nm – Not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net income to EBITDA and Adjusted EBITDA were as follows:

	For the Three Months Ended
	September 26, 2021	September 27, 2020
Net income	$8,680	$3,432
Interest expense, net	438	746
Provision (benefit) for income taxes	4,413	(1,179)
Depreciation and amortization expense (1)	6,308	6,052
EBITDA	19,839	9,051

Other adjustments (2)	—	—
Adjusted EBITDA	$19,839	$9,051

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

Adjusted Net Income and Adjusted EPS (Non-GAAP Measures)

For the current and the prior period, there were no adjustments necessary to reconcile Net income to Adjusted Net Income or Adjusted EPS.

Net Sales

Consolidated net sales for the current period increased by $54,487, or 38.5%, and consolidated sales volumes increased 12.8%, compared to the prior period. The increases occurred primarily due to (i) a rebound in product demand following the adverse impact of the COVID-19 pandemic on sales volumes in the prior period, (ii) incremental sales growth for the Asia Segment led by REPREVE® branded products, and (iii) opportunistically improved market share and pricing levels in Brazil.

Consolidated average sales prices increased 25.7%, primarily attributable to higher selling prices associated with higher raw material costs.

REPREVE® Fiber products for the current period comprised 37% of consolidated net sales, up from 36% for the prior period.

Gross Profit

Gross profit for the current period increased by $11,536, or 79.2%, compared to the prior period. Despite input cost and supply chain pressures for each of our segments, gross profit performance was better than anticipated.

•	For the Polyester Segment, gross profit benefited from the restoration of U.S. demand following the worst months of the COVID-19 pandemic and a better sales mix.
•	For the Asia Segment, gross profit increased from the prior period primarily due to higher sales volumes and a stronger sales mix.
•	For the Brazil Segment, gross profit increased significantly from the prior period primarily due to opportunistically improved market share and pricing levels.
•	For the Nylon Segment, gross profit exhibited no relevant change.

SG&A

SG&A increased from the prior period, primarily due to higher amortization from customer list assets acquired in fiscal 2021 and higher discretionary expenses in the current period, following COVID-19 pandemic related restrictions and cost control in the prior period.

Benefit for Bad Debts

The current period benefit for bad debts reflects no material activity.  The prior period reflects a benefit for general improvement in customer payment frequency following the adverse effects of the COVID-19 pandemic on customer health.

Other Operating Expense, Net

The current period and prior period primarily reflect foreign currency transaction losses of $233 and $281, respectively, in addition to $881 of severance costs recorded in the prior period.

Interest Expense, Net

Interest expense, net decreased from the prior period to the current period, primarily attributable to a lower average debt principal and interest rate.

Equity in Earnings of Unconsolidated Affiliates

There was no material activity for the current period or the prior period.

Income Taxes

Provision (benefit) for income taxes and the effective tax rate were as follows:

	For the Three Months Ended
	September 26, 2021	September 27, 2020
Provision (benefit) for income taxes	$4,413	$(1,179)
Effective tax rate	33.7%	(52.3)%

The effective tax rate is subject to variation due to a number of factors, including variability in pre-tax book income, the mix of income by jurisdiction, changes in deferred tax valuation allowances and changes in statutes, regulations and case law.  Additionally, the impacts of discrete and other rate impacting items are greater when income before income taxes is lower.

The increase in the effective tax rate from the prior period to the current period is primarily attributable to a discrete benefit in the prior period for the retroactive GILTI high-tax exclusion.  This increase is partially offset by an expense recorded in the prior period to increase the valuation allowance for deferred tax assets.

Net Income

Net income for the current period was $8,680, or $0.46 per diluted share, compared to net income of $3,432 or $0.18 per diluted share, for the prior period. The improvement in net income was primarily attributable to higher gross profit in the current period.

Adjusted EBITDA (Non-GAAP Financial Measure)

Adjusted EBITDA increased from the prior period to the current period, primarily due to higher gross profit.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current period.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Polyester Segment, were as follows:

	For the Three Months Ended
	September 26, 2021		September 27, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$89,467	100.0	$69,076	100.0	29.5
Cost of sales	81,173	90.7	64,444	93.3	26.0
Gross profit	8,294	9.3	4,632	6.7	79.1
Depreciation expense	4,482	5.0	4,403	6.4	1.8
Segment Profit	$12,776	14.3	$9,035	13.1	41.4

Segment net sales as a percentage of consolidated amounts	45.6%		48.8%
Segment Profit as a percentage of consolidated amounts	40.5%		45.2%

The change in net sales for the Polyester Segment was as follows:

Net sales for the prior period	$69,076
Net change in average selling price and sales mix	15,914
Increase in sales volumes	4,477
Net sales for the current period	$89,467

The increase in net sales for the Polyester Segment from the prior period to the current period was primarily attributable to (i) higher average selling prices associated with higher polyester raw material costs, (ii) a better sales mix, and (iii) higher sales volumes in connection with demand restoration following the adverse impacts of the COVID-19 pandemic on the prior period.

The change in Segment Profit for the Polyester Segment was as follows:

Segment Profit for the prior period	$9,035
Change in underlying margins and sales mix	3,155
Increase in sales volumes	586
Segment Profit for the current period	$12,776

The increase in Segment Profit for the Polyester Segment from the prior period to the current period was primarily attributable to (i) the adverse impact of the COVID-19 pandemic on cost absorption and facility utilization following lower sales volumes during the prior period and (ii) a better sales and production mix in the current period.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Asia Segment, were as follows:

	For the Three Months Ended
	September 26, 2021		September 27, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$51,428	100.0	$37,723	100.0	36.3
Cost of sales	44,457	86.4	33,145	87.9	34.1
Gross profit	6,971	13.6	4,578	12.1	52.3
Depreciation expense	—	—	—	—	—
Segment Profit	$6,971	13.6	$4,578	12.1	52.3

Segment net sales as a percentage of consolidated amounts	26.2%		26.7%
Segment Profit as a percentage of consolidated amounts	22.1%		22.9%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior period	$37,723
Net increase in sales volumes	11,191
Favorable foreign currency translation effects	2,420
Change in average selling price and sales mix	94
Net sales for the current period	$51,428

The increase in net sales for the Asia Segment from the prior period to the current period was primarily attributable to the continued momentum of REPREVE®-branded products contributing to underlying sales growth, in addition to the adverse impacts of the COVID-19 pandemic on global demand in the prior period.

The RMB weighted average exchange rate was 6.47 RMB/USD and 6.91 RMB/USD for the current period and the prior period, respectively.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior period	$4,578
Increase in sales volumes	1,358
Change in underlying margins and sales mix	742
Favorable foreign currency translation effects	293
Segment Profit for the current period	$6,971

The increase in Segment Profit for the Asia Segment from the prior period to the current period was primarily attributable to higher sales volumes and a stronger sales mix in the current period.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Brazil Segment, were as follows:

	For the Three Months Ended
	September 26, 2021		September 27, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$33,738	100.0	$22,606	100.0	49.2
Cost of sales	23,798	70.5	17,993	79.6	32.3
Gross profit	9,940	29.5	4,613	20.4	115.5
Depreciation expense	383	1.1	430	1.9	(10.9)
Segment Profit	$10,323	30.6	$5,043	22.3	104.7

Segment net sales as a percentage of consolidated amounts	17.2%		16.0%
Segment Profit as a percentage of consolidated amounts	32.7%		25.2%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior period	$22,606
Increase in average selling price and change in sales mix	11,397
Favorable foreign currency translation effects	620
Decrease in sales volumes	(885)
Net sales for the current period	$33,738

The increase in net sales for the Brazil Segment from the prior period to the current period was primarily attributable to higher selling prices in connection with (i) higher input costs and (ii) a better competitive position.

The BRL weighted average exchange rate was 5.24 BRL/USD and 5.39 BRL/USD for the current period and the prior period, respectively.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior period	$5,043
Increase in underlying margins	5,343
Favorable foreign currency translation effects	135
Decrease in sales volumes	(198)
Segment Profit for the current period	$10,323

The increase in Segment Profit for the Brazil Segment from the prior period to the current period was primarily attributable to an improved sales mix and conversion margin stemming from an improved competitive position in Brazil.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Nylon Segment, were as follows:

	For the Three Months Ended
	September 26, 2021		September 27, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$20,159	100.0	$11,029	100.0	82.8
Cost of sales	19,433	96.4	10,364	94.0	87.5
Gross profit	726	3.6	665	6.0	9.2
Depreciation expense	435	2.2	442	4.0	(1.6)
Segment Profit	$1,161	5.8	$1,107	10.0	4.9

Segment net sales as a percentage of consolidated amounts	10.3%		7.8%
Segment Profit as a percentage of consolidated amounts	3.7%		5.5%

The change in net sales for the Nylon Segment was as follows:

Net sales for the prior period	$11,029
Increase in sales volumes	8,100
Net change in average selling price and sales mix	1,030
Net sales for the current period	$20,159

The increase in net sales for the Nylon Segment from the prior period to the current period was primarily attributable to an increase in sales volumes in the current period following the adverse impacts of the COVID-19 pandemic on sales volumes in the prior period, in addition to higher selling prices in connection with higher raw material costs.

The change in Segment Profit for the Nylon Segment was as follows:

Segment Profit for the prior period	$1,107
Increase in sales volumes	814
Net decrease in underlying margins	(760)
Segment Profit for the current period	$1,161

Nylon Segment Profit was essentially unchanged due to the offsetting impacts of higher volumes of a less favorable sales and production mix.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service and share repurchases.  UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver of its credit facility.  For the current period, cash used by operations was $15,808, and, at September 26, 2021, excess availability under the ABL Revolver was $73,693.

As of September 26, 2021, all of UNIFI’s $84,312 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while 76% of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital and total debt obligations as of September 26, 2021 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$12,051	$37,505	$49,556
Borrowings available under financing arrangements	73,693	—	73,693
Liquidity	$85,744	$37,505	$123,249

Working capital	$85,254	$134,426	$219,680
Total debt obligations	$84,312	$—	$84,312

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

Now that global demand pressures are less severe and the textile supply chain appears to be recovering, we expect our significant cash balances and available borrowings to continue to provide adequate liquidity during the lingering pressures of the COVID-19 pandemic. Accordingly, and because of the global demand recovery that has occurred thus far, we do not currently anticipate any adverse events or circumstances will place critical pressure on our liquidity position and/or ability to fund our operations, capital expenditures, and expected business growth during fiscal 2022. Should global demand and economic activity decline beyond the short-term, UNIFI maintains the ability to (i) seek additional credit or financing arrangements or extensions of existing arrangements and/or (ii) re-implement cost reduction initiatives to preserve cash and secure the longevity of the business and operations.

As we anticipate further business recovery to occur throughout fiscal 2022, we expect the majority of our capital will be deployed to upgrade the machinery in our Americas manufacturing facilities via capital expenditures.

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	September 26, 2021	September 26, 2021	June 27, 2021
ABL Revolver	December 2023	0.0%	$—	$—
ABL Term Loan	December 2023	3.2% (1)	75,000	77,500
Finance lease obligations	(2)	3.6%	7,548	8,475
Construction financing	(3)	2.3%	1,764	882
Total debt			84,312	86,857
Current ABL Term Loan			(12,500)	(12,500)
Current portion of finance lease obligations			(2,928)	(3,545)
Unamortized debt issuance costs			(419)	(476)
Total long-term debt			$68,465	$70,336

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for finance lease obligations range from May 2022 to November 2027.
(3)	Refer to the discussion below under the subheading “─Construction Financing” for further information.

As of September 26, 2021:

•	UNIFI was in compliance with all financial covenants in the Credit Agreement,
•	excess availability under the ABL Revolver was $73,693,
•	the Trigger Level (as defined in the Credit Agreement) was $21,875, and
•	$0 of standby letters of credit were outstanding.

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

Construction Financing

In May 2021, UNIFI entered into an agreement with a third party lender that provides for construction-period financing for certain texturing machinery anticipated in our capital allocation plans. UNIFI will record project costs to construction in progress and the corresponding liability to construction financing (within long-term debt). The agreement provides for monthly, interest-only payments during the construction period, at a rate of LIBOR plus 2.2%, and contains terms customary for a financing of this type. The agreement provides for 60 monthly payments, which will commence upon the completion of the construction period with an interest rate of approximately 2.8%.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2022, the following four fiscal years and thereafter:

	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter
ABL Revolver	$—	$—	$—	$—	$—	$—
ABL Term Loan	10,000	10,000	55,000	—	—	—
Finance lease obligations	2,618	1,257	1,301	1,195	733	444
Total (1)	$12,618	$11,257	$56,301	$1,195	$733	$444
(1)	Total reported excludes $1,764 for construction financing, described above.

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	September 26, 2021	June 27, 2021
Long-term debt	$68,465	$70,336
Current portion of long-term debt	15,428	16,045
Unamortized debt issuance costs	419	476
Debt principal	84,312	86,857
Less: cash and cash equivalents	49,556	78,253
Net Debt	$34,756	$8,604

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measures)

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	September 26, 2021	June 27, 2021
Cash and cash equivalents	$49,556	$78,253
Receivables, net	103,031	94,837
Inventories	150,511	141,221
Income taxes receivable	3,368	2,392
Other current assets	12,816	12,364
Accounts payable	(57,528)	(54,259)
Other current liabilities	(19,319)	(31,638)
Income taxes payable	(5,177)	(1,625)
Current operating lease liabilities	(2,150)	(1,856)
Current portion of long-term debt	(15,428)	(16,045)
Working capital	$219,680	$223,644

Less: Cash and cash equivalents	(49,556)	(78,253)
Less: Income taxes receivable	(3,368)	(2,392)
Less: Income taxes payable	5,177	1,625
Less: Current operating lease liabilities	2,150	1,856
Less: Current portion of long-term debt	15,428	16,045
Adjusted Working Capital	$189,511	$162,525

Working capital decreased from $223,644 as of June 27, 2021 to $219,680 as of September 26, 2021, while Adjusted Working Capital increased from $162,525 to $189,511.

The decrease in cash and cash equivalents was primarily driven by the increase in receivables and inventories, the routine payment of incentive compensation earned in fiscal 2021, capital expenditures and scheduled debt service. The increase in receivables, net and inventories was primarily attributable to increased sales in the current period along with the impact of increased sales pricing and higher raw material costs. The changes in income taxes receivable and other current assets were insignificant. The increase in accounts payable was consistent with the increase in sales and production activity. The decrease in other current liabilities was primarily attributable to the payment of incentive compensation earned in fiscal 2021. The increase in income taxes payable primarily reflects the impact of the interim tax provision. The changes in current operating lease liabilities and current portion of long-term debt were insignificant.

Capital Projects

During the current period, UNIFI invested $9,300 in capital projects, primarily relating to (i) eAFK Evo texturing machinery, (ii) further improvements in production capabilities and technology enhancements in the Americas, and (iii) routine annual maintenance capital expenditures.  Maintenance capital expenditures are necessary to support UNIFI’s current operations, capacities and capabilities and exclude expenses relating to repairs and costs that do not extend an asset’s useful life.

For the remainder of fiscal 2022, we expect to invest up to $34,700 in capital projects for an aggregate annual estimate of $40,000 to $44,000, to include (i) continuing the purchase and installation of new eAFK Evo texturing machines, (ii) making further improvements in production capabilities and technology enhancements in the Americas, and (iii) annual maintenance capital expenditures.

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

As of September 26, 2021, UNIFI repurchased a total of 84 shares during fiscal 2020, at an average price of $23.72 (for a total of $1,994 inclusive of commission costs) pursuant to the 2018 SRP, leaving $48,008 available for repurchase under the 2018 SRP.

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

Operating Cash Flows

The significant components of net cash (used) provided by operating activities are summarized below.

	For the Three Months Ended
	September 26, 2021	September 27, 2020
Net income	$8,680	$3,432
Equity in earnings of unconsolidated affiliates	(280)	(93)
Depreciation and amortization expense	6,365	6,112
Non-cash compensation expense	660	509
Deferred income taxes	(3,463)	(2,072)
Subtotal	11,962	7,888

Receivables, net	(9,462)	(23,499)
Inventories	(12,190)	4,853
Accounts payable and other current liabilities	(7,393)	15,314
Other changes	1,275	3,366
Net cash (used) provided by operating activities	$(15,808)	$7,922

The decrease in net cash (used) provided by operating activities from the prior period to the current period was primarily due to an increase in working capital associated with (i) higher raw material costs and consolidated sales activity driving higher inventory and accounts receivable balances and (ii) lower other current liabilities resulting from the payment of incentive compensation earned in fiscal 2021, partially offset by an increase in net income.

Investing Cash Flows

Investing activities include $9,300 for capital expenditures, as previously described in Capital Projects above.

Financing Cash Flows

Financing activities include scheduled payments against the ABL Term Loan and finance leases during the current period.

Contractual Obligations

UNIFI has incurred various financial obligations and commitments in its normal course of business.  Financial obligations are considered to represent known future cash payments that UNIFI is required to make under existing contractual arrangements, such as debt and lease agreements.

There have been no material changes in the scheduled maturities of UNIFI’s contractual obligations as disclosed under the heading “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Form 10-K.

Off-Balance Sheet Arrangements

UNIFI is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on UNIFI’s financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The SEC has defined a company’s most critical accounting policies as those involving accounting estimates that require management to make assumptions about matters that are highly uncertain at the time and where different reasonable estimates or changes in the accounting estimate from quarter to quarter could materially impact the presentation of the financial statements.  UNIFI’s critical accounting policies are discussed in the 2021 Form 10-K.  There were no material changes to these policies during the current period.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities.  As of September 26, 2021, UNIFI had borrowings under its ABL Term Loan that totaled $75,000, for which all of the interest is currently hedged via interest rate swaps.  After considering the variable rate debt obligations that have been hedged and UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point increase in LIBOR as of September 26, 2021 would result in an increase in annual interest expense of less than $100.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies.  Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange rate risk.  UNIFI may enter into foreign currency forward contracts to hedge this exposure.  UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of September 26, 2021, UNIFI had no outstanding foreign currency forward contracts.

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

As of September 26, 2021, foreign currency exchange rate risk concepts included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	28.4%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$10,772
Denominated in RMB	17,391
Denominated in BRL	3,758
Denominated in other foreign currencies	226
Total cash and cash equivalents held outside the U.S.	$32,147
Percentage of total cash and cash equivalents held outside the U.S.	64.9%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$5,358

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

As fiscal 2021 concluded, UNIFI experienced cost increases for raw materials, primarily related to (i) increases in petroleum prices and (ii) supply chain disruptions that occurred in Texas during February 2021 due to abnormally cold weather. Our raw material costs remain elevated in fiscal 2022. However, we have been able to implement responsive selling price adjustments for the majority of our portfolio, and our underlying gross margin has not been significantly pressured by the elevated raw material costs. Nonetheless, such costs remain subject to the volatility described above and, should raw material costs increase unexpectedly, UNIFI’s results of operations and cash flows are likely to be adversely impacted.

Other Risks

UNIFI is also exposed to political risk, including changing laws and regulations governing international trade, such as quotas, tariffs and tax laws.  The degree of impact and the frequency of these events cannot be predicted.

The risks associated with climate change, localized energy management initiatives, and other environmental impacts could negatively affect UNIFI’s business and operations.

UNIFI’s business is susceptible to risks associated with climate change, including, but not limited to, disruptions to our supply chain, which could potentially impact the production and distribution of our products and availability and pricing of raw materials. Increased frequency and intensity of weather events due to climate change could lead to supply chain disruption, energy and resource rationing, or an adverse event at one of our manufacturing facilities. For example, the February 2021 winter storm in Texas impacted our U.S. supply chain and led to non-routine fees and surcharges applied to routine business activities and products. Further, the recent energy management initiatives in China are currently pressuring global supply chains and reducing supplier and customer activity. UNIFI remains focused on diversifying our product portfolio and manufacturing footprint while utilizing fewer resources to help address the risks associated with climate change. Nonetheless, the associated risks could adversely impact our results of operations and cash flows.

Item 4.	Controls and Procedures

As of September 26, 2021, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended September 26, 2021 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

10.1*

Letter Agreement by and between Unifi, Inc. and Albert P. Carey, effective as of October 27, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 28, 2021 (File No. 001-10542)).

10.2*+	Form of Performance Share Unit Agreement.

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: November 3, 2021	By:	/s/ CRAIG A. CREATURO
Craig A. Creaturo
Executive Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)