Form 10-Q
period 2021-12-26
UNIFI INC
filed 2022-02-02
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2021

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

As of January 28, 2022, there were 18,498,725 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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
•

the disruption of operations, global demand, or financial performance as a result of catastrophic or extraordinary events, including epidemics or pandemics such as the recent strains of coronavirus (“COVID-19”);

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

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 26, 2021

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	December 26, 2021	June 27, 2021
ASSETS
Cash and cash equivalents	$47,620	$78,253
Receivables, net	92,175	94,837
Inventories	148,893	141,221
Income taxes receivable	8,162	2,392
Other current assets	15,331	12,364
Total current assets	312,181	329,067
Property, plant and equipment, net	207,461	201,696
Operating lease assets	8,788	8,772
Deferred income taxes	2,448	1,208
Other non-current assets	12,547	14,625
Total assets	$543,425	$555,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$54,761	$54,259
Income taxes payable	7,993	1,625
Current operating lease liabilities	2,150	1,856
Current portion of long-term debt	14,971	16,045
Other current liabilities	18,260	31,638
Total current liabilities	98,135	105,423
Long-term debt	66,257	70,336
Non-current operating lease liabilities	6,736	7,032
Deferred income taxes	4,723	6,686
Other long-term liabilities	6,382	7,472
Total liabilities	182,233	196,949

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,498,725 and 18,490,338 shares issued and outstanding as of December 26, 2021 and June 27, 2021, respectively)	1,850	1,849
Capital in excess of par value	67,006	65,205
Retained earnings	353,393	344,797
Accumulated other comprehensive loss	(61,057)	(53,432)
Total shareholders’ equity	361,192	358,419
Total liabilities and shareholders’ equity	$543,425	$555,368

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Net sales	$201,410	$162,776	$397,402	$304,281
Cost of sales	184,520	136,842	354,415	263,786
Gross profit	16,890	25,934	42,987	40,495
Selling, general and administrative expenses	11,966	12,625	24,636	23,989
Benefit for bad debts	(240)	(259)	(320)	(1,146)
Other operating expense, net	573	476	829	1,654
Operating income	4,591	13,092	17,842	15,998
Interest income	(194)	(187)	(452)	(312)
Interest expense	735	833	1,431	1,704
Equity in earnings of unconsolidated affiliates	(64)	(130)	(344)	(223)
Income before income taxes	4,114	12,576	17,207	14,829
Provision for income taxes	3,185	5,112	7,598	3,933
Net income	$929	$7,464	$9,609	$10,896

Net income per common share:
Basic	$0.05	$0.40	$0.52	$0.59
Diluted	$0.05	$0.40	$0.51	$0.58

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Net income	$929	$7,464	$9,609	$10,896
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,162)	5,912	(8,088)	5,730
Changes in interest rate swaps, net of tax of $66, $78, $143 and $156, respectively	207	255	463	509
Other comprehensive (loss) income, net	(955)	6,167	(7,625)	6,239
Comprehensive (loss) income	$(26)	$13,631	$1,984	$17,135

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 26, 2021	18,524	$1,852	$65,770	$353,477	$(60,102)	$360,997
Options exercised	—	—	—	—	—	—
Conversion of restricted stock units	26	2	(2)	—	—	—
Stock-based compensation	5	1	1,524	—	—	1,525
Common stock repurchased and retired under publicly announced program	(52)	(5)	(186)	(1,013)	—	(1,204)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(5)	—	(100)	—	—	(100)
Other comprehensive loss, net of tax	—	—	—	—	(955)	(955)
Net income	—	—	—	929	—	929
Balance at December 26, 2021	18,498	$1,850	$67,006	$353,393	$(61,057)	$361,192

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 27, 2021	18,490	$1,849	$65,205	$344,797	$(53,432)	$358,419
Options exercised	9	1	(1)	—	—	—
Conversion of restricted stock units	64	6	(6)	—	—	—
Stock-based compensation	5	1	2,106	—	—	2,107
Common stock repurchased and retired under publicly announced program	(52)	(5)	(186)	(1,013)	—	(1,204)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(18)	(2)	(112)	—	—	(114)
Other comprehensive loss, net of tax	—	—	—	—	(7,625)	(7,625)
Net income	—	—	—	9,609	—	9,609
Balance at December 26, 2021	18,498	$1,850	$67,006	$353,393	$(61,057)	$361,192

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 27, 2020	18,447	$1,845	$62,810	$319,156	$(63,734)	$320,077
Options exercised	1	—	—	—	—	—
Conversion of restricted stock units	36	4	(4)	—	—	—
Stock-based compensation	—	—	1,223	—	—	1,223
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(3)	(1)	(57)	—	—	(58)
Other comprehensive income, net of tax	—	—	—	—	6,167	6,167
Net income	—	—	—	7,464	—	7,464
Balance at December 27, 2020	18,481	$1,848	$63,972	$326,620	$(57,567)	$334,873

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 28, 2020	18,446	$1,845	$62,392	$315,724	$(63,806)	$316,155
Options exercised	1	—	—	—	—	—
Conversion of restricted stock units	38	4	(4)	—	—	—
Stock-based compensation	—	—	1,648	—	—	1,648
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(4)	(1)	(64)	—	—	(65)
Other comprehensive income, net of tax	—	—	—	—	6,239	6,239
Net income	—	—	—	10,896	—	10,896
Balance at December 27, 2020	18,481	$1,848	$63,972	$326,620	$(57,567)	$334,873

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	December 26, 2021	December 27, 2020
Cash and cash equivalents at beginning of period	$78,253	$75,267
Operating activities:
Net income	9,609	10,896
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in earnings of unconsolidated affiliates	(344)	(223)
Depreciation and amortization expense	12,687	12,187
Non-cash compensation expense	2,261	1,816
Deferred income taxes	(3,197)	(1,700)
Other, net	(149)	(25)
Changes in assets and liabilities:
Receivables, net	1,358	(28,558)
Inventories	(10,953)	311
Other current assets	(3,690)	1,862
Income taxes	614	890
Accounts payable and other current liabilities	(11,598)	18,830
Other, net	(548)	3,440
Net cash (used) provided by operating activities	(3,950)	19,726

Investing activities:
Capital expenditures	(19,172)	(6,035)
Purchase of intangible asset	—	(1,088)
Other, net	87	163
Net cash used by investing activities	(19,085)	(6,960)

Financing activities:
Proceeds from ABL Revolver	18,500	—
Payments on ABL Revolver	(18,500)	—
Payments on ABL Term Loan	(5,000)	(5,000)
Proceeds from construction financing	1,611	—
Payments on finance lease obligations	(1,877)	(1,725)
Common stock repurchased and retired under publicly announced program	(1,204)	—
Other, net	(324)	(64)
Net cash used by financing activities	(6,794)	(6,789)

Effect of exchange rate changes on cash and cash equivalents	(804)	2,077
Net (decrease) increase in cash and cash equivalents	(30,633)	8,054
Cash and cash equivalents at end of period	$47,620	$83,321

See accompanying notes to condensed consolidated financial statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Background

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “UNIFI,” the “Company,” “we,” “us” or “our”), is a multinational company that manufactures and sells innovative recycled and synthetic products, made from polyester and nylon, primarily to other yarn manufacturers and knitters and weavers (UNIFI’s “direct customers”) that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets (UNIFI’s “indirect customers”).  We sometimes refer to these indirect customers as “brand partners.” Polyester products include partially oriented yarn (“POY”), textured, solution and package dyed, twisted, beamed and draw wound yarns, and each is available in virgin or recycled varieties. Recycled solutions, made from both pre-consumer and post-consumer waste, include plastic bottle flake (“Flake”), polyester polymer beads (“Chip”) and staple fiber.  Nylon products include virgin or recycled textured, solution dyed and spandex covered yarns.

UNIFI maintains one of the textile industry’s most comprehensive product offerings, which includes a range of specialized, value-added and commodity solutions, with principal geographic markets in the Americas, Asia and Europe. UNIFI has direct manufacturing operations in four countries and participates in joint ventures with operations in Israel and the United States (“U.S.”).

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

The fiscal quarter for each of Unifi, Inc., its primary domestic operating subsidiaries and its subsidiary in El Salvador ended on December 26, 2021. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal quarter ended on December 31, 2021. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ subsequent fiscal quarter end. The three-month periods ended December 26, 2021 and December 27, 2020 both consisted of 13 weeks. The six-month periods ended December 26, 2021 and December 27, 2020 both consisted of 26 weeks.

3.  Recent Accounting Pronouncements

Based on UNIFI’s review of Accounting Standards Updates issued since the filing of the 2021 Form 10-K, there have been no newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on UNIFI’s consolidated financial statements.

4.  Revenue Recognition

The following tables present net sales grouped by (i) classification of sales type and (ii) REPREVE® Fiber sales:

	For the Three Months Ended		For the Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Third-party manufacturer	$199,585	$160,146	$392,882	$298,987
Service	1,825	2,630	4,520	5,294
Net sales	$201,410	$162,776	$397,402	$304,281

	For the Three Months Ended		For the Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
REPREVE® Fiber	$81,524	$62,531	$153,430	$114,143
All other products and services	119,886	100,245	243,972	190,138
Net sales	$201,410	$162,776	$397,402	$304,281

Third-Party Manufacturer

Third-party manufacturer revenue is primarily generated through sales to direct customers. Such sales represent satisfaction of UNIFI’s performance obligations required by the associated revenue contracts. Each of UNIFI’s reportable segments derives revenue from sales to third-party manufacturers.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Beginning in the fourth quarter of fiscal 2021, as a result of its annual review of products meeting the REPREVE® Fiber definition, UNIFI began including certain product sales in the Asia Segment that were previously excluded from the REPREVE® Fiber sales metric. The prior periods have been adjusted to reflect such sales and the amount reclassed was not material.

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

5.  Receivables, Net

Receivables, net consists of the following:

	December 26, 2021	June 27, 2021
Customer receivables	$84,279	$81,921
Allowance for uncollectible accounts	(2,126)	(2,525)
Reserves for quality claims	(584)	(703)
Net customer receivables	81,569	78,693
Other receivables	10,606	16,144
Total receivables, net	$92,175	$94,837

Other receivables includes $9,770 and $13,391 of banker’s acceptance notes (“BANs”) as of December 26, 2021 and June 27, 2021, respectively, in connection with the settlement of certain customer receivables generated from trade activity in the Asia Segment. The BANs are redeemable upon maturity from the drawing financial institutions, or earlier at a discount.

6.  Inventories

Inventories consists of the following:

	December 26, 2021	June 27, 2021
Raw materials	$66,743	$54,895
Supplies	11,016	10,692
Work in process	7,508	7,516
Finished goods	68,417	70,525
Gross inventories	153,684	143,628
Net realizable value adjustment	(4,791)	(2,407)
Total inventories	$148,893	$141,221

7.  Other Current Assets

Other current assets consist of the following:

	December 26, 2021	June 27, 2021
Vendor deposits	$3,986	$3,341
Value-added taxes receivable	3,762	2,484
Prepaid expenses and other	3,692	2,753
Recovery of non-income taxes	3,243	3,456
Contract assets	648	330
Total other current assets	$15,331	$12,364

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

On May 13, 2021, Brazil’s Supreme Federal Court ruled in favor of taxpayers, and on July 7, 2021, the Brazilian Internal Revenue Service withdrew its appeal. Following the supreme court decision, the federal government will not issue refunds for these taxes but instead will allow for the overpayments and associated interest to be applied as credits against future PIS/COFINS tax obligations.

There are no limitations or restrictions on UNIFI’s ability to recover the associated overpayment claims as future income is generated. We expect to recover the entirety of our claims over the 36-month period following December 2021. Thus, UNIFI has reflected current and non-current assets accordingly.

8.  Property, Plant and Equipment, Net

Property, plant and equipment (“PP&E”), net consists of the following:

	December 26, 2021	June 27, 2021
Land	$3,143	$3,184
Land improvements	16,396	16,372
Buildings and improvements	159,215	160,122
Assets under finance leases	22,882	22,000
Machinery and equipment	615,560	609,414
Computers, software and office equipment	25,033	24,848
Transportation equipment	10,527	10,461
Construction in progress	21,700	17,834
Gross PP&E	874,456	864,235
Less: accumulated depreciation	(660,021)	(656,576)
Less: accumulated amortization – finance leases	(6,974)	(5,963)
Total PP&E, net	$207,461	$201,696

9.  Other Non-Current Assets

Other non-current assets consist of the following:

	December 26, 2021	June 27, 2021
Recovery of non-income taxes	$6,485	$8,063
Intangible assets, net	3,234	3,978
Investments in unconsolidated affiliates	2,351	2,159
Vendor deposits and other	477	425
Total other non-current assets	$12,547	$14,625

Recovery of Non-Income Taxes

As previously described in Note 7, “Other Current Assets,” UNIFI recorded a recovery of non-income taxes and reflected current and non-current assets accordingly.

Investments in Unconsolidated Affiliates

As of December 26, 2021, UNIFI maintained investments in two entities classified as unconsolidated affiliates: U.N.F. Industries, Ltd. (“UNF”); and UNF America LLC (“UNFA”) (collectively “UNFs”).

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

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The supply agreement has no stated minimum purchase quantities and pricing is typically negotiated every six months, based on market rates.  As of December 26, 2021, UNIFI’s open purchase orders related to this supply agreement were $2,287.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

UNIFI’s raw material purchases under this supply agreement consisted of the following:

	For the Six Months Ended
	December 26, 2021	December 27, 2020
UNFA	$12,582	$8,005
UNF	146	207
Total	$12,728	$8,212

As of December 26, 2021 and June 27, 2021, UNIFI had combined accounts payable due to UNF and UNFA of $3,912 and $2,955, respectively.

UNIFI has determined that UNF and UNFA are variable interest entities and that UNIFI is the primary beneficiary of these entities, based on the terms of the supply agreement discussed above.  As a result, these entities should be consolidated with UNIFI’s financial results.  As (i) UNIFI purchases substantially all of the output from the two entities; (ii) the two entities’ balance sheets constitute 3% or less of UNIFI’s current assets, total assets and total liabilities at each of UNIFI’s fiscal year ends; and (iii) such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements.  The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy.  Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to either UNF or UNFA.

Condensed balance sheet and income statement information for UNIFI’s unconsolidated affiliates (including reciprocal balances) are presented in the tables below.

	December 26, 2021	June 27, 2021
Current assets	$10,071	$7,931
Non-current assets	662	659
Current liabilities	6,363	3,967
Non-current liabilities	—	—
Shareholders’ equity and capital accounts	4,370	4,623

UNIFI’s portion of undistributed earnings	2,291	2,100

	For the Three Months Ended		For the Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Net sales	$7,336	$4,651	$13,486	$7,864
Gross profit	28	1,092	572	1,533
(Loss) income from operations	(381)	673	(254)	719
Net (loss) income	(380)	674	(253)	723
Depreciation and amortization	31	42	64	78

Distributions received	—	—	—	—

10.  Other Current Liabilities

Other current liabilities consists of the following:

	December 26, 2021	June 27, 2021
Payroll and fringe benefits	$8,614	$10,204
Deferred revenue	3,360	2,691
Incentive compensation	1,638	12,356
Current portion of supplemental post-employment plan	1,100	1,087
Interest rate swaps	652	1,234
Other	2,896	4,066
Total other current liabilities	$18,260	$31,638

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11.  Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	December 26, 2021	December 26, 2021	June 27, 2021
ABL Revolver	December 2023	0.0%	$—	$—
ABL Term Loan	December 2023	3.2% (1)	72,500	77,500
Finance lease obligations	(2)	3.5%	7,480	8,475
Construction financing	(3)	2.3%	1,611	882
Total debt			81,591	86,857
Current ABL Term Loan			(12,500)	(12,500)
Current portion of finance lease obligations			(2,471)	(3,545)
Unamortized debt issuance costs			(363)	(476)
Total long-term debt			$66,257	$70,336

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for finance lease obligations range from May 2022 to November 2027.
(3)	Refer to the discussion below under the subheading “─Construction Financing” for further information.

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

ABL Facility borrowings bear interest at LIBOR plus an applicable margin of 1.25% to 1.75%, or the Base Rate (as defined in the Credit Agreement) plus an applicable margin of 0.25% to 0.75%, with interest currently being paid on a monthly basis. As of December 26, 2021 and June 27, 2021, ABL Facility borrowings carried interest at LIBOR plus 1.25%.

UNIFI currently maintains three interest rate swaps as cash flow hedges intended to fix LIBOR at approximately 1.9% on $75,000 of variable-rate debt. Such swaps are scheduled to terminate in May 2022. During the quarter ended December 26, 2021, UNIFI’s outstanding variable-rate debt fell below the combined $75,000 notional amount. Accordingly, the $20,000 notional interest rate swap was de-designated from hedge accounting treatment. The impact of de-designation was not material.

Construction Financing

In May 2021, UNIFI entered into an agreement with a third party lender that provides for construction-period financing for certain texturing machinery included in our capital allocation plans. UNIFI records project costs to construction in progress and the corresponding liability to construction financing (within long-term debt). The agreement provides for monthly, interest-only payments during the construction period, at a rate of SOFR plus 1.25%, and contains terms customary for a financing of this type.

Each borrowing under the agreement provides for 60 monthly payments, which will commence in the form of a finance lease obligation upon the completion of the construction period with an interest rate of approximately 3.0%. In connection with this construction financing arrangement, UNIFI has borrowed a total of $2,493 and transitioned $882 of completed asset costs to finance lease obligations as of December 26, 2021.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2022, the following four fiscal years and thereafter:

	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter
ABL Revolver	$—	$—	$—	$—	$—	$—
ABL Term Loan	7,500	10,000	55,000	—	—	—
Finance lease obligations	1,765	1,426	1,475	1,374	918	522
Total (1)	$9,265	$11,426	$56,475	$1,374	$918	$522
(1)	Total reported excludes $1,611 of construction financing, described above.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12.  Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	December 26, 2021	June 27, 2021
Uncertain tax positions	$3,326	$3,045
Supplemental post-employment plan	2,244	2,090
Other	812	2,337
Total other long-term liabilities	$6,382	$7,472

13.  Income Taxes

The provision for income taxes and effective tax rate were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Provision for income taxes	$3,185	$5,112	$7,598	$3,933
Effective tax rate	77.4%	40.6%	44.2%	26.5%

U.S. Tax Law Change

On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to global intangible low-tax income (“GILTI”) that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available for tax years beginning after December 31, 2017. The three-month and six-month periods ended December 27, 2020 includes a discrete tax benefit of $359 and $5,148, respectively, related to the retroactive election.

Valuation Allowance

UNIFI regularly assesses whether it is more-likely-than-not that some portion or all of its deferred tax assets will not be realized.  UNIFI considers the scheduled reversal of taxable temporary differences, taxable income in carryback years, projected future taxable income and tax planning strategies in making this assessment.  Since UNIFI operates in multiple jurisdictions, the assessment is made on a jurisdiction-by-jurisdiction basis, taking into consideration the effects of local tax law.  The three-month and six-month period ended December 27, 2020 includes discrete tax expense of $26 and $2,153, respectively, for a change in valuation allowance related to the GILTI regulations enacted during that period.

Income Tax Expense

UNIFI’s provision for income taxes for the six months ended December 26, 2021 and December 27, 2020 was calculated by applying the estimated annual effective tax rate to year-to-date pre-tax book income and adjusting for discrete items that occurred during the period.

The effective tax rate for the three months ended December 26, 2021 was higher than the U.S. federal statutory rate primarily due to an increase in the valuation allowance for deferred tax assets, earnings taxed at higher rates in foreign jurisdictions, and deferred tax on unremitted earnings. The effective tax rate for the six months ended December 26, 2021 was higher than the U.S. federal statutory rate primarily due to an increase in the valuation allowance for deferred tax assets, earnings taxed at higher rates in foreign jurisdictions, and deferred tax on unremitted earnings.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes UNIFI’s repurchases and retirements of its common stock under the 2018 SRP for the fiscal periods noted:

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal 2019	—	$—	$50,000
Fiscal 2020	84	$23.72	$48,008
Fiscal 2021	—	$—	$48,008
Fiscal 2022 (through December 26, 2021)	52	$23.36	$46,805
Total	136	$23.58	$46,805

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

The following table provides the number of awards remaining available for future issuance under the 2020 Plan as of December 26, 2021:

Authorized under the 2020 Plan	850
Plus: Awards expired, forfeited or otherwise terminated unexercised	—
Less: Awards granted to employees	(209)
Less: Awards granted to non-employee directors	(41)
Available for issuance under the 2020 Plan	600

Stock-based compensation units granted or issued were as follows:

	For the Six Months Ended
	December 26, 2021	December 27, 2020
Stock options	—	155
Restricted stock units	81	110
Performance share units	53	—
Vested share units	32	—
Common stock	5	—

On October 27, 2021, UNIFI’s shareholders approved the Unifi, Inc. Employee Stock Purchase Plan (the “ESPP”) as described in Unifi, Inc.’s definitive proxy statement on Schedule 14A filed with the SEC on September 2, 2021. The ESPP reserved 100 Company shares, is intended to be a qualified plan under applicable tax law, and allows eligible employees to purchase Company shares at a 15% discount from market value.

16.  Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

UNIFI uses derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates.  UNIFI does not enter into derivative contracts for speculative purposes.

The following table presents details regarding UNIFI’s hedging activities:

	For the Three Months Ended		For the Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Interest expense	$735	$833	$1,431	$1,704
Increase in fair value of interest rate swaps	(249)	(333)	(582)	(665)
Impact of interest rate swaps to increase interest expense	346	335	693	664

For the six months ended December 26, 2021 and December 27, 2020, there were no significant changes to UNIFI’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

As described in Note 11. “Long Term Debt,” UNIFI de-designated a $20,000 interest rate swap from hedge accounting treatment during the quarter ended December 26, 2021. The impact of de-designation was not material.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

17.  Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 27, 2021	$(52,480)	$(952)	$(53,432)
Other comprehensive (loss) income	(8,088)	463	(7,625)
Balance at December 26, 2021	$(60,568)	$(489)	$(61,057)

A summary of the after-tax effects of the components of other comprehensive (loss) income, net for the three-month and six-month periods ended December 26, 2021 and December 27, 2020 is included in the accompanying condensed consolidated statements of comprehensive (loss) income.

18.  Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Net income	$929	$7,464	$9,609	$10,896
Basic weighted average shares	18,511	18,465	18,513	18,456
Net potential common share equivalents	493	267	486	273
Diluted weighted average shares	19,004	18,732	18,999	18,729
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	324	706	324	747
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	333	333	333	333

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

DEQ annually. At this time, UNIFI does not expect any active site remediation will be required but expects that any costs associated with active site remediation, if ever required, would likely be immaterial.

20.  Related Party Transactions

There were no related party receivables as of December 26, 2021 or June 27, 2021.

Related party payables for Salem Leasing Corporation consisted of the following:

	December 26, 2021	June 27, 2021
Accounts payable	$455	$469
Operating lease obligations	968	1,133
Finance lease obligations	5,547	6,149
Total related party payables	$6,970	$7,751

The following are the Company’s significant related party transactions:

		For the Three Months Ended		For the Six Months Ended
Affiliated Entity	Transaction Type	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$1,059	$924	$2,087	$1,863

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

•

The operations within the Asia Segment exhibit similar long-term economic characteristics and sell to similar customers utilizing similar methods of distribution primarily in Asia and Europe, which are outside of the NACA region. The Asia Segment primarily sources polyester-based products from third-party suppliers and sells to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, automotive, home furnishings, industrial and other end-use markets principally in Asia.  The Asia Segment includes sales offices in China.

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

Selected financial information is presented below:

	For the Three Months Ended December 26, 2021
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$92,418	$59,112	$27,601	$21,015	$1,264	$201,410
Cost of sales	91,978	50,601	20,075	20,829	1,037	184,520
Gross profit	440	8,511	7,526	186	227	16,890
Segment depreciation expense	4,544	—	277	444	157	5,422
Segment Profit	$4,984	$8,511	$7,803	$630	$384	$22,312

	For the Three Months Ended December 27, 2020
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$76,696	$44,692	$24,253	$16,008	$1,127	$162,776
Cost of sales	65,801	38,164	16,276	15,613	988	136,842
Gross profit	10,895	6,528	7,977	395	139	25,934
Segment depreciation expense	4,470	—	321	438	164	5,393
Segment Profit	$15,365	$6,528	$8,298	$833	$303	$31,327

	For the Six Months Ended December 26, 2021
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$181,885	$110,540	$61,339	$41,174	$2,464	$397,402
Cost of sales	173,151	95,058	43,873	40,262	2,071	354,415
Gross profit	8,734	15,482	17,466	912	393	42,987
Segment depreciation expense	9,026	—	660	879	315	10,880
Segment Profit	$17,760	$15,482	$18,126	$1,791	$708	$53,867

	For the Six Months Ended December 27, 2020
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$145,772	$82,415	$46,859	$27,037	$2,198	$304,281
Cost of sales	130,245	71,309	34,269	25,977	1,986	263,786
Gross profit	15,527	11,106	12,590	1,060	212	40,495
Segment depreciation expense	8,873	—	751	880	328	10,832
Segment Profit	$24,400	$11,106	$13,341	$1,940	$540	$51,327

The reconciliations of segment gross profit to consolidated income before income taxes are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Polyester	$440	$10,895	$8,734	$15,527
Asia	8,511	6,528	15,482	11,106
Brazil	7,526	7,977	17,466	12,590
Nylon	186	395	912	1,060
All Other	227	139	393	212
Segment gross profit	16,890	25,934	42,987	40,495
Selling, general and administrative expenses	11,966	12,625	24,636	23,989
Benefit for bad debts	(240)	(259)	(320)	(1,146)
Other operating expense, net	573	476	829	1,654
Operating income	4,591	13,092	17,842	15,998
Interest income	(194)	(187)	(452)	(312)
Interest expense	735	833	1,431	1,704
Equity in earnings of unconsolidated affiliates	(64)	(130)	(344)	(223)
Income before income taxes	$4,114	$12,576	$17,207	$14,829

There have been no material changes in segment assets during fiscal 2022.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

22.  Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Six Months Ended
	December 26, 2021	December 27, 2020
Interest, net of capitalized interest of $221 and $92, respectively	$1,280	$1,610
Income tax payments, net	9,520	3,923

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds. The six months ended December 26, 2021 includes an income tax payment of $3,749 related to the recovery of non-income taxes described in Note 7, “Other Current Assets.”

Non-Cash Investing and Financing Activities

As of December 26, 2021 and June 27, 2021, $1,992 and $2,080, respectively, were included in accounts payable for unpaid capital expenditures. As of December 27, 2020 and June 28, 2020, $697 and $630, respectively, were included in accounts payable for unpaid capital expenditures.

During the six months ended December 26, 2021 and December 27, 2020, UNIFI recorded non-cash activity relating to finance leases of $882 and $740, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended December 26, 2021, while a reference to the “prior period” refers to the three-month period ended December 27, 2020.  A reference to the “current six-month period” refers to the six-month period ended December 26, 2021, while a reference to the “prior six-month period” refers to the six-month period ended December 27, 2020.  Such references may be accompanied by certain phrases for added clarity. The current period and the prior period each consisted of 13 weeks. The current six-month period and the prior six-month period each consisted of 26 weeks.

Our discussions in this Item 2 focus on our results during, or as of, the three months and six months ended December 26, 2021 and December 27, 2020, and, to the extent applicable, any material changes from the information discussed in the 2021 Form 10-K or other important intervening developments or information.  These discussions should be read in conjunction with the 2021 Form 10-K for more detailed and background information about our business, operations and financial condition. Discussion of foreign currency translation is primarily associated with the weakening of the Brazilian Real (“BRL”) and changes in the Chinese Renminbi (“RMB”) versus the U.S. Dollar (“USD”). In discussion of operating results in this report, we refer to our operations in the “NACA” region, which is the region comprised of the trade zones covered by USMCA, NAFTA and CAFTA-DR.

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

COVID-19 Pandemic

The COVID-19 pandemic adversely impacted our operating results for the prior six-month period as a result of global demand declines that weighed on our sales and profitability performance. Despite the lingering effects and uncertainty of the COVID-19 pandemic, our foreign operating results have improved significantly from the prior six-month period to the current six-month period, primarily due to the restoration of global demand levels and consumer spending. However, rising input costs and a tighter labor pool in the U.S. placed meaningful pressure on our domestic gross profit performance during the current period. Accordingly, the comparative benefit of restored global demand amid the ongoing COVID-19 pandemic in the current period has been substantially offset by the recent labor and input cost challenges for our NACA operations.  In order to address these headwinds, we have (i) instituted responsive selling price adjustments, including most recently in January 2022, and (ii) prioritized training and retention initiatives with our manufacturing workforce. We expect both actions to improve our NACA profitability in future periods.

Recent Trade Initiatives

UNIFI remains committed to pursuing relief from the elevated levels of low-cost and subsidized polyester textured yarn (“Subject Imports”) entering the U.S. market from foreign countries. Trade petition efforts to slow Subject Imports from China and India were successful during calendar 2019.

Due to the continued pressure from Subject Imports on our Polyester Segment revenues and gross margins in the U.S. market, UNIFI petitioned the United States Department of Commerce (“Commerce Department”) and the United States International Trade Commission (“ITC”) relating to Subject Imports from Indonesia, Malaysia, Thailand, and Vietnam (the “Subject Countries”). In November 2021, the ITC determined that the U.S. textile industry was materially injured by reason of imports of polyester textured yarn from Subject Countries, and in December 2021, the Commerce Department issued unanimous final antidumping duty orders on such imports.

We believe both trade petitions on Subject Imports are necessary to normalize the U.S. polyester market for fair pricing and competition and will aid in generating incremental revenue for the Polyester Segment.

Adverse Impacts of Elevated Input Costs and Global Production Volatility

The prior six-month period benefited from stable, low raw material costs and some restoration of global demand levels. As fiscal 2021 concluded, global economic recovery, domestic weather events, supply constraints and general inflationary pressures have led to higher input costs in fiscal 2022. For the majority of our portfolio, we have been able to implement selling price adjustments to protect gross margins in the current six-month period, the positive effects of which we expect to see starting in the third quarter of fiscal 2022.  We have navigated the higher cost environment better than in recent prior years. However, elevated levels of input costs and the weakening of labor productivity in our manufacturing operations remain headwinds to our underlying domestic performance.

In addition to the recent escalation of input costs, UNIFI is experiencing inefficiencies in the global supply chain in connection with (i) freight costs and logistics slowdowns in foreign markets; (ii) a tighter labor pool in the U.S.; and (iii) suppressed productivity resulting from pandemic-related lockdowns in certain regions of the world. While our businesses are not currently materially impacted by these adverse events and circumstances, the existing challenges, particularly for input costs and labor productivity, could worsen and/or occur for prolonged periods and materially impact our Polyester Segment.

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

Management uses Adjusted EBITDA (i) as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of (a) items directly related to our asset base (primarily depreciation and amortization) and (b) items that we would not expect to occur as a part of our normal business on a regular basis; (ii) for planning purposes, including the preparation of our annual operating budget; (iii) as a valuation measure for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; and (iv) as one measure in determining the value of other prospective acquisitions and dispositions. Adjusted EBITDA is a key performance metric utilized in the determination of variable compensation. We also believe Adjusted EBITDA is an appropriate supplemental measure of debt service capacity because it serves as a high-level proxy for cash generated from operations and is relevant to our fixed charge coverage ratio.

Management uses Adjusted Net Income and Adjusted EPS (i) as measurements of net operating performance because they assist us in comparing such performance on a consistent basis, as they remove the impact of (a) items that we would not expect to occur as a part of our normal business on a regular basis and (b) components of the provision for income taxes that we would not expect to occur as a part of our underlying taxable operations; (ii) for planning purposes, including the preparation of our annual operating budget; and (iii) as measures in determining the value of other prospective acquisitions and dispositions.

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

Review of Results of Operations

Three Months Ended December 26, 2021 Compared to Three Months Ended December 27, 2020

Consolidated Overview

The below tables provide:

•	the components of net income and the percentage increase or decrease over the prior period amounts, and
•	a reconciliation from net income to EBITDA and Adjusted EBITDA.

Following the tables is a discussion and analysis of the significant components of net income.

Net income

	For the Three Months Ended
	December 26, 2021		December 27, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$201,410	100.0	$162,776	100.0	23.7
Cost of sales	184,520	91.6	136,842	84.1	34.8
Gross profit	16,890	8.4	25,934	15.9	(34.9)
SG&A	11,966	5.9	12,625	7.8	(5.2)
Benefit for bad debts	(240)	(0.1)	(259)	(0.2)	(7.3)
Other operating expense, net	573	0.3	476	0.3	20.4
Operating income	4,591	2.3	13,092	8.0	(64.9)
Interest expense, net	541	0.3	646	0.4	(16.3)
Equity in earnings of unconsolidated affiliates	(64)	—	(130)	(0.1)	(50.8)
Income before income taxes	4,114	2.0	12,576	7.7	(67.3)
Provision for income taxes	3,185	1.5	5,112	3.1	(37.7)
Net income	$929	0.5	$7,464	4.6	(87.6)

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net income to EBITDA and Adjusted EBITDA were as follows:

	For the Three Months Ended
	December 26, 2021	December 27, 2020
Net income	$929	$7,464
Interest expense, net	541	646
Provision for income taxes	3,185	5,112
Depreciation and amortization expense (1)	6,266	6,016
EBITDA	10,921	19,238

Other adjustments (2)	—	—
Adjusted EBITDA	$10,921	$19,238

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

Adjusted Net Income and Adjusted EPS (Non-GAAP Financial Measures)

For the current period and the prior period, there were no adjustments necessary to reconcile Net income to Adjusted Net Income or Adjusted EPS.

Net Sales

Consolidated net sales for the current period increased by $38,634, or 23.7%, consolidated sales volumes increased 8.3%, and consolidated weighted average sales prices increased 15.4%, compared to the prior period. The increases occurred primarily due to (i) higher selling prices associated with higher input costs and (ii) a rebound in product demand following the adverse impact of the COVID-19 pandemic on sales volumes in the prior period.

REPREVE® Fiber products for the current period comprised 40% of consolidated net sales, compared to 38% for the prior period.

Gross Profit

Gross profit for the current period decreased by $9,044, or 34.9%, compared to the prior period.  Gross profit performance was lower than anticipated as a result of labor and input cost challenges, primarily for our Polyester and Nylon Segments.

•

For the Polyester Segment, gross profit decreased due to higher-than-expected input costs, primarily for labor, packaging, supplies, and polyester raw material. Labor challenges, including the average skill and experience of our workforce and the reduced availability of labor, also contributed to lower productivity and efficiency.

•	For the Asia Segment, gross profit increased from the prior period primarily due to higher sales volumes.
•

For the Brazil Segment, gross profit decreased from the prior period primarily due to normalization from the exceptional performance achieved in the prior period, which was characterized by a significant but temporary improvement in competitive position and market share following the pandemic-related rebound in product demand in Brazil.

•	For the Nylon Segment, gross profit exhibited no relevant change.

SG&A

SG&A decreased from the prior period, primarily due to lower incentive compensation in the current period, partially offset by higher amortization from customer list assets acquired in fiscal 2021 and higher discretionary expenses in the current period, following COVID-19 pandemic-related restrictions and cost control measures implemented in the prior period.

Benefit for Bad Debts

There was no material activity for the current period or the prior period.

Other Operating Expense, Net

The current period and prior period primarily reflect foreign currency transaction losses of $297 and $324, respectively, in addition to $298 of severance costs recorded in the current period.

Interest Expense, Net

Interest expense, net decreased from the prior period to the current period, primarily attributable to a lower average debt principal.

Equity in Earnings of Unconsolidated Affiliates

There was no material activity for the current period or the prior period.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Three Months Ended
	December 26, 2021	December 27, 2020
Provision for income taxes	$3,185	$5,112
Effective tax rate	77.4%	40.6%

The effective tax rate is subject to variation due to a number of factors, including variability in pre-tax book income, the mix of income by jurisdiction, changes in deferred tax valuation allowances and changes in statutes, regulations and case law.  Additionally, the impacts of discrete and other rate impacting items are greater when income before income taxes is lower.

The increase in the effective tax rate from the prior period to the current period is primarily attributable to an increase in the valuation allowance for deferred tax assets in the current period.

Net Income

Net income for the current period was $929, or $0.05 per diluted share, compared to net income of $7,464 or $0.40 per diluted share, for the prior period. The decrease in net income was primarily attributable to lower gross profit and the associated increase in the effective tax rate in the current period.

Adjusted EBITDA (Non-GAAP Financial Measure)

Adjusted EBITDA decreased from the prior period to the current period, primarily due to lower gross profit.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current period.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Polyester Segment, were as follows:

	For the Three Months Ended
	December 26, 2021		December 27, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$92,418	100.0	$76,696	100.0	20.5
Cost of sales	91,978	99.5	65,801	85.8	39.8
Gross profit	440	0.5	10,895	14.2	(96.0)
Depreciation expense	4,544	4.9	4,470	5.8	1.7
Segment Profit	$4,984	5.4	$15,365	20.0	(67.6)

Segment net sales as a percentage of consolidated amounts	45.9%		47.1%
Segment Profit as a percentage of consolidated amounts	22.3%		49.0%

The change in net sales for the Polyester Segment was as follows:

Net sales for the prior period	$76,696
Net change in average selling price and sales mix	13,689
Increase in sales volumes	2,033
Net sales for the current period	$92,418

The increase in net sales for the Polyester Segment from the prior period to the current period was primarily attributable to higher average selling prices associated with higher input costs.

The change in Segment Profit for the Polyester Segment was as follows:

Segment Profit for the prior period	$15,365
Net decrease in underlying margins	(10,788)
Increase in sales volumes	407
Segment Profit for the current period	$4,984

The decrease in Segment Profit for the Polyester Segment from the prior period to the current period was primarily attributable to higher-than-expected input costs, primarily in labor, packaging, supplies and polyester raw material in the current period due to inflationary pressures and weaker labor productivity.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Asia Segment, were as follows:

	For the Three Months Ended
	December 26, 2021		December 27, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$59,112	100.0	$44,692	100.0	32.3
Cost of sales	50,601	85.6	38,164	85.4	32.6
Gross profit	8,511	14.4	6,528	14.6	30.4
Depreciation expense	—	—	—	—	—
Segment Profit	$8,511	14.4	$6,528	14.6	30.4

Segment net sales as a percentage of consolidated amounts	29.3%		27.5%
Segment Profit as a percentage of consolidated amounts	38.1%		20.8%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior period	$44,692
Net increase in sales volumes	12,799
Favorable foreign currency translation effects	1,491
Change in average selling price and sales mix	130
Net sales for the current period	$59,112

The increase in net sales for the Asia Segment from the prior period to the current period was primarily attributable to the continued momentum of REPREVE®-branded products contributing to underlying sales growth, in addition to the recovery from the adverse impacts of the COVID-19 pandemic on global demand in the prior period.

The RMB weighted average exchange rate was 6.39 RMB/USD and 6.62 RMB/USD for the current period and the prior period, respectively.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior period	$6,528
Increase in sales volumes	1,871
Favorable foreign currency translation effects	222
Change in underlying margins and sales mix	(110)
Segment Profit for the current period	$8,511

The increase in Segment Profit for the Asia Segment from the prior period to the current period was primarily attributable to higher sales volumes in the current period.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Brazil Segment, were as follows:

	For the Three Months Ended
	December 26, 2021		December 27, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$27,601	100.0	$24,253	100.0	13.8
Cost of sales	20,075	72.7	16,276	67.1	23.3
Gross profit	7,526	27.3	7,977	32.9	(5.7)
Depreciation expense	277	1.0	321	1.3	(13.7)
Segment Profit	$7,803	28.3	$8,298	34.2	(6.0)

Segment net sales as a percentage of consolidated amounts	13.7%		14.9%
Segment Profit as a percentage of consolidated amounts	35.0%		26.5%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior period	$24,253
Increase in average selling price	8,081
Decrease in sales volumes	(4,000)
Unfavorable foreign currency translation effects	(733)
Net sales for the current period	$27,601

The increase in net sales for the Brazil Segment from the prior period to the current period was primarily attributable to higher selling prices associated with higher input costs. The benefit of higher selling prices was partially offset by lower sales volumes in connection with a more normalized market share position following the pandemic-related rebound in product demand that benefited our market share in the prior period.

The BRL weighted average exchange rate was 5.57 BRL/USD and 5.41 BRL/USD for the current period and the prior period, respectively.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior period	$8,298
Decrease in sales volumes	(1,364)
Unfavorable foreign currency translation effects	(277)
Increase in underlying unit margins	1,146
Segment Profit for the current period	$7,803

The decrease in Segment Profit for the Brazil Segment from the prior period to the current period was primarily attributable to the unmatched, exceptional sales and production volume levels achieved in the prior period following the pandemic-related rebound in product demand in Brazil. The current period includes a more normalized performance for the Brazil Segment due to comparatively weaker fixed cost absorption and lower production volumes.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Nylon Segment, were as follows:

	For the Three Months Ended
	December 26, 2021		December 27, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$21,015	100.0	$16,008	100.0	31.3
Cost of sales	20,829	99.1	15,613	97.5	33.4
Gross profit	186	0.9	395	2.5	(52.9)
Depreciation expense	444	2.1	438	2.7	1.4
Segment Profit	$630	3.0	$833	5.2	(24.4)

Segment net sales as a percentage of consolidated amounts	10.4%		9.8%
Segment Profit as a percentage of consolidated amounts	2.8%		2.7%

The change in net sales for the Nylon Segment was as follows:

Net sales for the prior period	$16,008
Increase in sales volumes	2,763
Net change in average selling price and sales mix	2,244
Net sales for the current period	$21,015

The increase in net sales for the Nylon Segment from the prior period to the current period was primarily attributable to higher sales volumes following customer acquisitions completed in fiscal 2021 and higher selling prices in connection with higher raw material costs.

The change in Segment Profit for the Nylon Segment was as follows:

Segment Profit for the prior period	$833
Net decrease in underlying margins	(342)
Increase in sales volumes	139
Segment Profit for the current period	$630

Nylon Segment Profit was relatively unchanged due to the impacts of a less favorable sales and production mix, partially offset by higher volumes.

Review of Results of Operations

Six Months Ended December 26, 2021 Compared to Six Months Ended December 27, 2020

Consolidated Overview

The below tables provide:

•	the components of net income and the percentage increase or decrease over the prior six-month period amounts, and
•	a reconciliation from net income to EBITDA and Adjusted EBITDA.

Following the tables is a discussion and analysis of the significant components of net income.

Net income

	For the Six Months Ended
	December 26, 2021		December 27, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$397,402	100.0	$304,281	100.0	30.6
Cost of sales	354,415	89.2	263,786	86.7	34.4
Gross profit	42,987	10.8	40,495	13.3	6.2
SG&A	24,636	6.2	23,989	7.9	2.7
Benefit for bad debts	(320)	(0.1)	(1,146)	(0.4)	(72.1)
Other operating expense, net	829	0.2	1,654	0.5	(49.9)
Operating income	17,842	4.5	15,998	5.3	11.5
Interest expense, net	979	0.3	1,392	0.5	(29.7)
Equity in earnings of unconsolidated affiliates	(344)	(0.1)	(223)	(0.1)	54.3
Income before income taxes	17,207	4.3	14,829	4.9	16.0
Provision for income taxes	7,598	1.9	3,933	1.3	93.2
Net income	$9,609	2.4	$10,896	3.6	(11.8)

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net income to EBITDA and Adjusted EBITDA were as follows:

	For the Six Months Ended
	December 26, 2021	December 27, 2020
Net income	$9,609	$10,896
Interest expense, net	979	1,392
Provision for income taxes	7,598	3,933
Depreciation and amortization expense (1)	12,574	12,068
EBITDA	30,760	28,289

Other adjustments (2)	—	—
Adjusted EBITDA	$30,760	$28,289

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

Adjusted Net Income and Adjusted EPS (Non-GAAP Financial Measures)

For the current six-month period and the prior six-month period, there were no adjustments necessary to reconcile Net income to Adjusted Net Income or Adjusted EPS.

Net Sales

Consolidated net sales for the current six-month period increased by $93,121, or 30.6%, and consolidated sales volumes increased 10.5%, compared to the prior six-month period. The increases occurred primarily due to (i) a rebound in product demand following the adverse impact of the COVID-19 pandemic on sales volumes in the prior six-month period and (ii) higher selling prices associated with higher raw material costs.

Consolidated weighted average sales prices increased 20.1%, primarily attributable to higher selling prices associated with higher raw material costs.

REPREVE® Fiber products for the current six-month period comprised 39% of consolidated net sales, up from 38% for the prior six-month period.

Gross Profit

Gross profit for the current six-month period increased by $2,492, or 6.2%, compared to the prior six-month period. Although we experienced a significant increase in net sales, input cost and labor challenges muted our domestic gross profit in the quarter ended December 26, 2021.

•

For the Polyester Segment, gross profit decreased due to higher-than-expected input costs primarily for labor, packaging, supplies and raw material, along with weaker labor productivity, offsetting the benefit from the restoration of U.S. demand following the negative impact COVID-19 pandemic had on the prior period.

•	For the Asia Segment, gross profit increased from the prior six-month period primarily due to higher sales volumes.
•

For the Brazil Segment, gross profit increased from the prior six-month period primarily due to the comparably weak first quarter of the prior period when the COVID-19 pandemic was a more significant headwind.

•	For the Nylon Segment, gross profit exhibited no relevant change.

SG&A

SG&A increased from the prior six-month period, primarily due to higher amortization from customer list assets acquired in fiscal 2021 and higher discretionary expenses in the current six-month period, following COVID-19 pandemic-related restrictions and cost control measures implemented in the prior six-month period, partially offset by lower incentive compensation for the current six-month period.

Benefit for Bad Debts

The current six-month period benefit for bad debts reflects no material activity.  The prior six-month period reflects a benefit for general improvement in customer payment frequency following the adverse effects of the COVID-19 pandemic on customer financial health.

Other Operating Expense, Net

The current six-month period and prior six-month period primarily reflect foreign currency transaction losses of $530 and $606, respectively, in addition to $314 and $837 of severance costs, respectively.

Interest Expense, Net

Interest expense, net decreased from the prior six-month period to the current six-month period, primarily attributable to a lower average debt principal.

Equity in Earnings of Unconsolidated Affiliates

There was no material activity for the current six-month period or the prior six-month period.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Six Months Ended
	December 26, 2021	December 27, 2020
Provision for income taxes	$7,598	$3,933
Effective tax rate	44.2%	26.5%

The effective tax rate is subject to variation due to a number of factors, including variability in pre-tax book income, the mix of income by jurisdiction, changes in deferred tax valuation allowances and changes in statutes, regulations and case law.  Additionally, the impacts of discrete and other rate impacting items are greater when income before income taxes is lower.

The increase in the effective tax rate from the prior six-month period to the current six-month period is primarily attributable to a discrete benefit in the prior six-month period for the retroactive GILTI high-tax exclusion.

Net Income

Net income for the current six-month period was $9,609, or $0.51 per diluted share, compared to net income of $10,896 or $0.58 per diluted share, for the prior six-month period. The decrease in net income was primarily attributable to the increase in the effective tax rate in the current six-month period, partially offset by higher gross profit.

Adjusted EBITDA (Non-GAAP Financial Measure)

Adjusted EBITDA increased from the prior six-month period to the current six-month period, primarily due to higher gross profit.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current six-month period.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the Polyester Segment, were as follows:

	For the Six Months Ended
	December 26, 2021		December 27, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$181,885	100.0	$145,772	100.0	24.8
Cost of sales	173,151	95.2	130,245	89.4	32.9
Gross profit	8,734	4.8	15,527	10.6	(43.7)
Depreciation expense	9,026	5.0	8,873	6.1	1.7
Segment Profit	$17,760	9.8	$24,400	16.7	(27.2)

Segment net sales as a percentage of consolidated amounts	45.8%		47.9%
Segment Profit as a percentage of consolidated amounts	33.0%		47.5%

The change in net sales for the Polyester Segment was as follows:

Net sales for the prior six-month period	$145,772
Net change in average selling price and sales mix	29,519
Increase in sales volumes	6,594
Net sales for the current six-month period	$181,885

The increase in net sales for the Polyester Segment from the prior six-month period to the current six-month period was primarily attributable to (i) higher average selling prices associated with higher polyester raw material costs and (ii) higher sales volumes in connection with demand restoration following the adverse effects of the COVID-19 pandemic on the prior six-month period.

The change in Segment Profit for the Polyester Segment was as follows:

Segment Profit for the prior six-month period	$24,400
Change in underlying margins and sales mix	(7,744)
Increase in sales volumes	1,104
Segment Profit for the current six-month period	$17,760

The decrease in Segment Profit for the Polyester Segment from the prior six-month period to the current six-month period was primarily attributable to the adverse impacts of higher input costs and weaker labor productivity during the quarter ending December 26, 2021.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the Asia Segment, were as follows:

	For the Six Months Ended
	December 26, 2021		December 27, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$110,540	100.0	$82,415	100.0	34.1
Cost of sales	95,058	86.0	71,309	86.5	33.3
Gross profit	15,482	14.0	11,106	13.5	39.4
Depreciation expense	—	—	—	—	—
Segment Profit	$15,482	14.0	$11,106	13.5	39.4

Segment net sales as a percentage of consolidated amounts	27.8%		27.1%
Segment Profit as a percentage of consolidated amounts	28.7%		21.6%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior six-month period	$82,415
Net increase in sales volumes	23,991
Favorable foreign currency translation effects	3,912
Change in average selling price and sales mix	222
Net sales for the current six-month period	$110,540

The increase in net sales for the Asia Segment from the prior six-month period to the current six-month period was primarily attributable to the continued momentum of REPREVE®-branded products contributing to underlying sales growth, in addition to the adverse impacts of the COVID-19 pandemic on global demand in the prior six-month period.

The RMB weighted average exchange rate was 6.43 RMB/USD and 6.75 RMB/USD for the current six-month period and the prior six-month period, respectively.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior six-month period	$11,106
Increase in sales volumes	3,230
Change in underlying margins and sales mix	631
Favorable foreign currency translation effects	515
Segment Profit for the current six-month period	$15,482

The increase in Segment Profit for the Asia Segment from the prior six-month period to the current six-month period was primarily attributable to higher sales volumes with a stronger sales mix in the current six-month period.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the Brazil Segment, were as follows:

	For the Six Months Ended
	December 26, 2021		December 27, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$61,339	100.0	$46,859	100.0	30.9
Cost of sales	43,873	71.5	34,269	73.1	28.0
Gross profit	17,466	28.5	12,590	26.9	38.7
Depreciation expense	660	1.1	751	1.6	(12.1)
Segment Profit	$18,126	29.6	$13,341	28.5	35.9

Segment net sales as a percentage of consolidated amounts	15.4%		15.4%
Segment Profit as a percentage of consolidated amounts	33.6%		26.0%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior six-month period	$46,859
Increase in average selling price and change in sales mix	19,355
Decrease in sales volumes	(4,762)
Unfavorable foreign currency translation effects	(113)
Net sales for the current six-month period	$61,339

The increase in net sales for the Brazil Segment from the prior six-month period to the current six-month period was primarily attributable to higher selling prices associated with higher input costs, partially offset by lower sales volumes due to a more normalized market share position following a significant but temporary improvement in market share and competitive position in the prior year.

The BRL weighted average exchange rate was 5.39 BRL/USD and 5.40 BRL/USD for the current six-month period and the prior six-month period, respectively.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior six-month period	$13,341
Increase in underlying margins	6,272
Decrease in sales volumes	(1,345)
Unfavorable foreign currency translation effects	(142)
Segment Profit for the current six-month period	$18,126

The increase in Segment Profit for the Brazil Segment from the prior six-month period to the current six-month period was primarily attributable to an overall improved sales mix and conversion margin amid rising market prices following the pandemic-related rebound in product demand.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the Nylon Segment, were as follows:

	For the Six Months Ended
	December 26, 2021		December 27, 2020
		% of Net Sales		% of Net Sales	% Change
Net sales	$41,174	100.0	$27,037	100.0	52.3
Cost of sales	40,262	97.8	25,977	96.1	55.0
Gross profit	912	2.2	1,060	3.9	(14.0)
Depreciation expense	879	2.1	880	3.3	(0.1)
Segment Profit	$1,791	4.3	$1,940	7.2	(7.7)

Segment net sales as a percentage of consolidated amounts	10.4%		8.9%
Segment Profit as a percentage of consolidated amounts	3.3%		3.8%

The change in net sales for the Nylon Segment was as follows:

Net sales for the prior six-month period	$27,037
Increase in sales volumes	10,767
Net change in average selling price and sales mix	3,370
Net sales for the current six-month period	$41,174

The increase in net sales for the Nylon Segment from the prior six-month period to the current six-month period was primarily attributable to an increase in sales volumes in the current six-month period following the adverse effects of the COVID-19 pandemic on sales volumes in the prior six-month period and customer lists acquired in fiscal 2021, in addition to higher selling prices in connection with higher raw material costs.

The change in Segment Profit for the Nylon Segment was as follows:

Segment Profit for the prior six-month period	$1,940
Net decrease in underlying margins	(913)
Increase in sales volumes	764
Segment Profit for the current six-month period	$1,791

Nylon Segment Profit was essentially unchanged due to the offsetting impacts of higher volumes of a less favorable sales and production mix.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service and share repurchases.  UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver of its credit facility.  For the current six-month period, cash used by operations was $3,950, and, at December 26, 2021, excess availability under the ABL Revolver was $69,302.

As of December 26, 2021, all of UNIFI’s $81,591 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while 99% of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital and total debt obligations as of December 26, 2021 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$383	$47,237	$47,620
Borrowings available under financing arrangements	69,302	—	69,302
Liquidity	$69,685	$47,237	$116,922

Working capital	$73,720	$140,326	$214,046
Total debt obligations	$81,591	$—	$81,591

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

COVID-19 Pandemic Liquidity Considerations

Throughout the COVID-19 pandemic, UNIFI has not experienced any (i) substantial, prolonged issues relating to liquidity, (ii) outbreaks of COVID-19 among employees that significantly affected the Company’s operations, nor (iii) other extensive disruptions to ongoing operations. The following are a reflection of UNIFI’s strong liquidity position and access to capital resources during the COVID-19 pandemic:

•	We have not accessed public or private capital markets for recent liquidity needs.
•

We do not currently expect our cost of or access to existing capital and funding sources to change materially as a result of the COVID-19 pandemic; however, new capital and funding sources (if any) may carry higher costs than our current structure.

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

Now that global demand pressures are less severe and the textile supply chain appears to be recovering, we expect our significant cash balances and available borrowings to continue to provide adequate liquidity as lingering uncertainty of the COVID-19 pandemic continue. Accordingly, and because of the global demand recovery that has occurred thus far, we do not currently anticipate any adverse events or circumstances will place critical pressure on our liquidity position and/or ability to fund our operations, capital expenditures, and expected business growth during fiscal 2022. Should global demand and economic activity decline beyond the short-term, UNIFI maintains the ability to (i) seek additional credit or financing arrangements or extensions of existing arrangements and/or (ii) re-implement cost reduction initiatives to preserve cash and secure the longevity of the business and operations.

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

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	December 26, 2021	December 26, 2021	June 27, 2021
ABL Revolver	December 2023	0.0%	$—	$—
ABL Term Loan	December 2023	3.2% (1)	72,500	77,500
Finance lease obligations	(2)	3.5%	7,480	8,475
Construction financing	(3)	2.3%	1,611	882
Total debt			81,591	86,857
Current ABL Term Loan			(12,500)	(12,500)
Current portion of finance lease obligations			(2,471)	(3,545)
Unamortized debt issuance costs			(363)	(476)
Total long-term debt			$66,257	$70,336

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for finance lease obligations range from May 2022 to November 2027.
(3)	Refer to the discussion below under the subheading “─Construction Financing” for further information.

As of December 26, 2021:

•	UNIFI was in compliance with all financial covenants in the Credit Agreement,
•	excess availability under the ABL Revolver was $69,302,
•	the Trigger Level (as defined in the Credit Agreement) was $21,562, and
•	$0 of standby letters of credit were outstanding.

UNIFI currently maintains three interest rate swaps as cash flow hedges intended to fix LIBOR at approximately 1.9% on $75,000 of variable-rate debt. Such swaps are scheduled to terminate in May 2022. During the quarter ended December 26, 2021, UNIFI’s outstanding variable-rate debt fell below the combined $75,000 notional amount. Accordingly, the $20,000 notional interest rate swap was de-designated from hedge accounting treatment. The impact of de-designation was not material.

Management will continue to monitor the expected termination of LIBOR and its impact on UNIFI’s operations. However, the Credit Agreement currently includes fallback language that allows for a seamless transition to a secured overnight financing rate and management does not expect (i) significant efforts to accommodate a termination of LIBOR or (ii) a significant impact to UNIFI’s operations upon a termination of LIBOR.

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

Construction Financing

In May 2021, UNIFI entered into an agreement with a third party lender that provides for construction-period financing for certain texturing machinery included in our capital allocation plans. UNIFI records project costs to construction in progress and the corresponding liability to construction financing (within long-term debt). The agreement provides for monthly, interest-only payments during the construction period, at a rate of SOFR plus 1.25%, and contains terms customary for a financing of this type.

Each borrowing under the agreement provides for 60 monthly payments, which will commence in the form of a finance lease obligation upon the completion of the construction period with an interest rate of approximately 3.0%. In connection with this construction financing arrangement, UNIFI has borrowed a total of $2,493 and transitioned $882 of completed asset costs to finance lease obligations as of December 26, 2021.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2022, the following four fiscal years and thereafter:

	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter
ABL Revolver	$—	$—	$—	$—	$—	$—
ABL Term Loan	7,500	10,000	55,000	—	—	—
Finance lease obligations	1,765	1,426	1,475	1,374	918	522
Total (1)	$9,265	$11,426	$56,475	$1,374	$918	$522
(1)	Total reported excludes $1,611 of construction financing, described above.

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	December 26, 2021	June 27, 2021
Long-term debt	$66,257	$70,336
Current portion of long-term debt	14,971	16,045
Unamortized debt issuance costs	363	476
Debt principal	81,591	86,857
Less: cash and cash equivalents	47,620	78,253
Net Debt	$33,971	$8,604

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measures)

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	December 26, 2021	June 27, 2021
Cash and cash equivalents	$47,620	$78,253
Receivables, net	92,175	94,837
Inventories	148,893	141,221
Income taxes receivable	8,162	2,392
Other current assets	15,331	12,364
Accounts payable	(54,761)	(54,259)
Other current liabilities	(18,260)	(31,638)
Income taxes payable	(7,993)	(1,625)
Current operating lease liabilities	(2,150)	(1,856)
Current portion of long-term debt	(14,971)	(16,045)
Working capital	$214,046	$223,644

Less: Cash and cash equivalents	(47,620)	(78,253)
Less: Income taxes receivable	(8,162)	(2,392)
Less: Income taxes payable	7,993	1,625
Less: Current operating lease liabilities	2,150	1,856
Less: Current portion of long-term debt	14,971	16,045
Adjusted Working Capital	$183,378	$162,525

Working capital decreased from $223,644 as of June 27, 2021 to $214,046 as of December 26, 2021, while Adjusted Working Capital increased from $162,525 to $183,378.

The decrease in cash and cash equivalents was primarily driven by the increase in inventories, the routine payment of incentive compensation earned in fiscal 2021, capital expenditures and scheduled debt service. The decrease in receivables, net was due primarily to a decrease in banker’s acceptance notes held by our Asia Segment.  The increase in inventories was primarily attributable to the impact of higher raw material costs in the current six-month period. The changes in other current assets and accounts payable were insignificant. The decrease in other current liabilities was primarily attributable to the payment of incentive compensation earned in fiscal 2021. The increase in income taxes receivable and income taxes payable primarily reflects the impact of the interim tax provision. The changes in current operating lease liabilities and current portion of long-term debt were insignificant.

Capital Projects

During the current six-month period, UNIFI invested $19,172 in capital projects, primarily relating to (i) eAFK Evo texturing machinery, (ii) further improvements in production capabilities and technology enhancements in the Americas, and (iii) routine annual maintenance capital expenditures.  Maintenance capital expenditures are necessary to support UNIFI’s current operations, capacities and capabilities and exclude expenses relating to repairs and costs that do not extend an asset’s useful life.

For the remainder of fiscal 2022, we expect to invest up to an additional $24,800 in capital projects for an aggregate annual estimate of $40,000 to $44,000, to include (i) continuing the purchase and installation of new eAFK Evo texturing machines, (ii) making further improvements in production capabilities and technology enhancements in the Americas, and (iii) annual maintenance capital expenditures.

The total amount ultimately invested for fiscal 2022 could be more or less than the currently estimated amount depending on the timing and scale of contemplated initiatives and is expected to be funded primarily by cash provided by operating activities and other borrowings.  UNIFI expects recent and future capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

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

As of December 26, 2021, UNIFI repurchased a total of 136 shares since October 2018, at an average price of $23.58 (for a total of $3,198 inclusive of commission costs) pursuant to the 2018 SRP, leaving $46,805 available for repurchase under the 2018 SRP.

Liquidity Summary

UNIFI has met its historical liquidity requirements for working capital, capital expenditures, debt service requirements and other operating needs from its cash flows from operations and available borrowings.  UNIFI believes that its existing cash balances, cash provided by operating activities and borrowings available under the ABL Revolver will enable UNIFI to comply with the terms of its indebtedness and meet its foreseeable liquidity requirements.  Domestically, UNIFI’s cash balances, cash provided by operating activities and borrowings available under the ABL Revolver continue to be sufficient to fund UNIFI’s domestic operating activities as well as cash commitments for its investing and financing activities.  For its foreign operations, UNIFI expects its existing cash balances,  cash provided by operating activities and available foreign financing arrangements will provide the needed liquidity to fund the

associated operating activities and investing activities, such as future capital expenditures.   UNIFI’s foreign operations in Asia and Brazil are in a position to obtain local country financing arrangements due to the strong operating results of each subsidiary.

Operating Cash Flows

The significant components of net cash (used) provided by operating activities are summarized below.

	For the Six Months Ended
	December 26, 2021	December 27, 2020
Net income	$9,609	$10,896
Equity in earnings of unconsolidated affiliates	(344)	(223)
Depreciation and amortization expense	12,687	12,187
Non-cash compensation expense	2,261	1,816
Deferred income taxes	(3,197)	(1,700)
Subtotal	21,016	22,976

Receivables, net	1,358	(28,558)
Inventories	(10,953)	311
Accounts payable and other current liabilities	(11,598)	18,830
Other changes	(3,773)	6,167
Net cash (used) provided by operating activities	$(3,950)	$19,726

The decrease in net cash (used) provided by operating activities from the prior six-month period to the current six-month period was primarily due to an increase in working capital associated with (i) higher raw material costs and consolidated sales activity driving higher inventory and accounts receivable balances and (ii) lower other current liabilities resulting from the payment of incentive compensation earned in fiscal 2021.

Investing Cash Flows

Investing activities include $19,172 for capital expenditures, as previously described in Capital Projects above.

Financing Cash Flows

Financing activities include (i) scheduled payments against the ABL Term Loan and finance leases, (ii) proceeds and payments on the ABL Revolver, (iii) proceeds from construction financing, and (iv) $1,204 for share repurchases during the current six-month period.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities.  As of December 26, 2021, UNIFI had borrowings under its ABL Facility that totaled $72,500, for which all of the interest is currently hedged via interest rate swaps.  After considering the variable rate debt obligations that have been hedged and UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point increase in LIBOR as of December 26, 2021 would result in an increase in annual interest expense of less than $100.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies.  Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange rate risk.  UNIFI may enter into foreign currency forward contracts to hedge this exposure.  UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of December 26, 2021, UNIFI had no outstanding foreign currency forward contracts.

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

As of December 26, 2021, foreign currency exchange rate risk concepts included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	30.1%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$11,024
Denominated in RMB	27,174
Denominated in BRL	5,202
Denominated in other foreign currencies	229
Total cash and cash equivalents held outside the U.S.	$43,629
Percentage of total cash and cash equivalents held outside the U.S.	91.6%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$3,608

Raw Material and Commodity Risks

A significant portion of UNIFI’s raw material and energy costs are derived from petroleum-based chemicals.  The prices for petroleum and petroleum-related products and related energy costs are volatile and dependent on global supply and demand dynamics, including certain geo-political risks.  A sudden rise in the price of petroleum and petroleum-based products could have a material impact on UNIFI’s profitability.  UNIFI does not use financial instruments to hedge its exposure to changes in these costs as management has concluded that the overall cost of hedging petroleum exceeds the potential risk mitigation.  The costs of the primary raw materials that UNIFI uses throughout all of its operations are generally based on USD pricing, and such materials are purchased at market or at fixed prices that are established with individual vendors as part of the purchasing process for quantities expected to be consumed in the ordinary course of business. UNIFI manages fluctuations in the cost of raw materials primarily by making corresponding adjustments to the prices charged to its customers.  Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of raw materials in the prior quarter.  Pricing adjustments for other customers must be negotiated independently.  UNIFI attempts to quickly pass on to its customers increases in raw material costs, but due to market conditions, this is not always possible. When price increases can be implemented, there is typically a time lag that adversely affects UNIFI’s margins during one or more quarters.  In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one to two fiscal quarters of the raw material price increase for its index-priced customers and within two fiscal quarters of the raw material price increase for its non-index-priced customers.

As fiscal 2021 concluded, UNIFI experienced cost increases for raw materials, primarily related to (i) increases in petroleum prices and (ii) supply chain disruptions that occurred in Texas during February 2021 due to abnormally cold weather. Our raw material costs remain elevated in fiscal 2022. However, we have been able to implement responsive selling price adjustments for the majority of our portfolio.  While our underlying gross margin has been pressured somewhat during fiscal 2022, we expect the impact of recent selling price adjustments to improve margins in the second half of the fiscal year. Nonetheless, such costs remain subject to the volatility described above and, should raw material costs increase unexpectedly, UNIFI’s results of operations and cash flows are likely to be adversely impacted.

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

UNIFI’s business is susceptible to risks associated with climate change, including, but not limited to, disruptions to our supply chain, which could potentially impact the production and distribution of our products and availability and pricing of raw materials. Increased frequency and intensity of weather events due to climate change could lead to supply chain disruption, energy and resource rationing, or an adverse event at one of our manufacturing facilities. For example, the February 2021 winter storm in Texas impacted our U.S. supply chain and led to non-routine fees and surcharges applied to routine business activities and products. Further, the recent energy management initiatives in China temporarily constrained global supply chains and reduced supplier and customer activity. UNIFI remains focused on diversifying our product portfolio and manufacturing footprint while utilizing fewer resources to help address the risks associated with climate change. Nonetheless, the associated risks could adversely impact our results of operations and cash flows.

Item 4.	Controls and Procedures

As of December 26, 2021, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended December 26, 2021 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

Items 2(a) and (b) are not applicable.

(c) The following table summarizes UNIFI’s purchases of its common stock during the fiscal quarter ended December 26, 2021, all of which purchases were made under the 2018 SRP approved by the Board on October 31, 2018, under which UNIFI is authorized to acquire up to $50,000 of common stock.  The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
9/27/21 – 10/26/21	—	$—	—	$48,008
10/27/21 – 11/26/21	43	$23.94	43	46,978
11/27/21 – 12/26/21	9	$20.39	9	46,805
Total	52	$23.36	52

Repurchases are subject to applicable limitations and requirements set forth in the ABL Facility. For additional information, including information regarding limitations on payment of dividends and share repurchases, see Note 12, “Long-Term Debt” contained in UNIFI’s Annual Report on Form 10-K for the fiscal year ended June 27, 2021.

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

UNIFI, INC.
(Registrant)

Date: February 2, 2022	By:	/s/ CRAIG A. CREATURO
Craig A. Creaturo
Executive Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)