Form 10-Q
period 2022-03-27
UNIFI INC
filed 2022-05-04
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2022

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

As of April 29, 2022, there were 18,477,791 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 27, 2022

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 27, 2022	June 27, 2021
ASSETS
Cash and cash equivalents	$52,972	$78,253
Receivables, net	109,531	94,837
Inventories	163,380	141,221
Income taxes receivable	11,664	2,392
Other current assets	20,978	12,364
Total current assets	358,525	329,067
Property, plant and equipment, net	215,078	201,696
Operating lease assets	9,520	8,772
Deferred income taxes	2,670	1,208
Other non-current assets	7,389	14,625
Total assets	$593,182	$555,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$67,134	$54,259
Income taxes payable	11,609	1,625
Current operating lease liabilities	2,293	1,856
Current portion of long-term debt	14,509	16,045
Other current liabilities	18,806	31,638
Total current liabilities	114,351	105,423
Long-term debt	82,505	70,336
Non-current operating lease liabilities	7,331	7,032
Deferred income taxes	5,015	6,686
Other long-term liabilities	6,715	7,472
Total liabilities	215,917	196,949

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,451,039 and 18,490,338 shares issued and outstanding as of March 27, 2022 and June 27, 2021, respectively)	1,845	1,849
Capital in excess of par value	67,523	65,205
Retained earnings	354,693	344,797
Accumulated other comprehensive loss	(46,796)	(53,432)
Total shareholders’ equity	377,265	358,419
Total liabilities and shareholders’ equity	$593,182	$555,368

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Net sales	$200,780	$178,866	$598,182	$483,147
Cost of sales	181,636	153,271	536,051	417,057
Gross profit	19,144	25,595	62,131	66,090
Selling, general and administrative expenses	14,389	14,581	39,025	38,570
Benefit for bad debts	(169)	(184)	(489)	(1,330)
Other operating (income) expense, net	(831)	2,582	(2)	4,236
Operating income	5,755	8,616	23,597	24,614
Interest income	(492)	(159)	(944)	(471)
Interest expense	709	885	2,140	2,589
Equity in earnings of unconsolidated affiliates	(41)	(528)	(385)	(751)
Recovery of non-income taxes, net	815	—	815	—
Income before income taxes	4,764	8,418	21,971	23,247
Provision for income taxes	2,698	3,660	10,296	7,593
Net income	$2,066	$4,758	$11,675	$15,654

Net income per common share:
Basic	$0.11	$0.26	$0.63	$0.85
Diluted	$0.11	$0.25	$0.62	$0.83

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Net income	$2,066	$4,758	$11,675	$15,654
Other comprehensive income (loss):
Foreign currency translation adjustments	13,921	(4,996)	5,833	734
Changes in interest rate swaps, net of tax of $105, $77, $248 and $233, respectively	340	247	803	756
Other comprehensive income (loss), net	14,261	(4,749)	6,636	1,490
Comprehensive income	$16,327	$9	$18,311	$17,144

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 26, 2021	18,498	$1,850	$67,006	$353,393	$(61,057)	$361,192
Options exercised	—	—	—	—	—	—
Conversion of restricted stock units	4	—	—	—	—	—
Stock-based compensation	—	—	721	—	—	721
Common stock repurchased and retired under publicly announced program	(50)	(5)	(181)	(766)	—	(952)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(1)	—	(23)	—	—	(23)
Other comprehensive income, net of tax	—	—	—	—	14,261	14,261
Net income	—	—	—	2,066	—	2,066
Balance at March 27, 2022	18,451	$1,845	$67,523	$354,693	$(46,796)	$377,265

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 27, 2021	18,490	$1,849	$65,205	$344,797	$(53,432)	$358,419
Options exercised	9	1	(1)	—	—	—
Conversion of restricted stock units	68	6	(6)	—	—	—
Stock-based compensation	5	1	2,827	—	—	2,828
Common stock repurchased and retired under publicly announced program	(102)	(10)	(367)	(1,779)	—	(2,156)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(19)	(2)	(135)	—	—	(137)
Other comprehensive income, net of tax	—	—	—	—	6,636	6,636
Net income	—	—	—	11,675	—	11,675
Balance at March 27, 2022	18,451	$1,845	$67,523	$354,693	$(46,796)	$377,265

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 27, 2020	18,481	$1,848	$63,972	$326,620	$(57,567)	$334,873
Options exercised	—	—	—	—	—	—
Conversion of restricted stock units	7	—	—	—	—	—
Stock-based compensation	4	1	761	—	—	762
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(2)	—	(47)	—	—	(47)
Other comprehensive loss, net of tax	—	—	—	—	(4,749)	(4,749)
Net income	—	—	—	4,758	—	4,758
Balance at March 28, 2021	18,490	$1,849	$64,686	$331,378	$(62,316)	$335,597

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 28, 2020	18,446	$1,845	$62,392	$315,724	$(63,806)	$316,155
Options exercised	1	—	—	—	—	—
Conversion of restricted stock units	45	4	(4)	—	—	—
Stock-based compensation	4	1	2,409	—	—	2,410
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(6)	(1)	(111)	—	—	(112)
Other comprehensive income, net of tax	—	—	—	—	1,490	1,490
Net income	—	—	—	15,654	—	15,654
Balance at March 28, 2021	18,490	$1,849	$64,686	$331,378	$(62,316)	$335,597

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	March 27, 2022	March 28, 2021
Cash and cash equivalents at beginning of period	$78,253	$75,267
Operating activities:
Net income	11,675	15,654
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in earnings of unconsolidated affiliates	(385)	(751)
Distribution received from unconsolidated affiliate	750	—
Depreciation and amortization expense	19,176	19,007
Non-cash compensation expense	3,081	2,656
Deferred income taxes	(3,019)	(1,826)
Loss on disposal of assets	21	2,773
Other, net	(43)	(356)
Changes in assets and liabilities:
Receivables, net	(13,537)	(43,034)
Inventories	(20,170)	(11,825)
Other current assets	(2,503)	3,482
Income taxes	670	4,277
Accounts payable and other current liabilities	1,084	33,033
Other, net	1,137	2,620
Net cash (used) provided by operating activities	(2,063)	25,710

Investing activities:
Capital expenditures	(30,094)	(12,071)
Purchases of intangible assets	—	(3,605)
Other, net	(2,150)	153
Net cash used by investing activities	(32,244)	(15,523)

Financing activities:
Proceeds from ABL Revolver	80,300	—
Payments on ABL Revolver	(61,800)	—
Payments on ABL Term Loan	(7,500)	(7,500)
Proceeds from construction financing	2,340	—
Payments on finance lease obligations	(2,876)	(2,727)
Common stock repurchased and retired under publicly announced program	(2,156)	—
Other, net	(345)	(111)
Net cash provided (used) by financing activities	7,963	(10,338)

Effect of exchange rate changes on cash and cash equivalents	1,063	482
Net (decrease) increase in cash and cash equivalents	(25,281)	331
Cash and cash equivalents at end of period	$52,972	$75,598

See accompanying notes to condensed consolidated financial statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Background

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “UNIFI,” the “Company,” “we,” “us” or “our”), is a multinational company that manufactures and sells innovative recycled and synthetic products, made from polyester and nylon, primarily to other yarn manufacturers and knitters and weavers (UNIFI’s “direct customers”) that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets (UNIFI’s “indirect customers”).  We sometimes refer to these indirect customers as “brand partners.” Polyester products include partially oriented yarn (“POY”), textured, solution and package dyed, twisted, beamed and draw wound yarns, and each is available in virgin or recycled varieties. Recycled solutions, made from both pre-consumer and post-consumer waste, include plastic bottle flake (“Flake”), resin (or “Chip”) and staple fiber.  Nylon products include virgin or recycled textured, solution dyed and spandex covered yarns.

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

2.  Basis of Presentation; Condensed Notes

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. As contemplated by the instructions of the SEC to Form 10-Q, the following notes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements.  Reference should be made to UNIFI’s year-end audited consolidated financial statements and related notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended June 27, 2021 (the “2021 Form 10-K”).

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

The fiscal quarter for each of Unifi, Inc., its primary domestic operating subsidiaries and its subsidiary in El Salvador ended on March 27, 2022. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal quarter ended on March 31, 2022. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ subsequent fiscal quarter end. The three-month periods ended March 27, 2022 and March 28, 2021 both consisted of 13 weeks. The nine-month periods ended March 27, 2022 and March 28, 2021 both consisted of 39 weeks.

3.  Recent Accounting Pronouncements

Based on UNIFI’s review of Accounting Standards Updates issued since the filing of the 2021 Form 10-K, there have been no newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on UNIFI’s consolidated financial statements.

4.  Revenue Recognition

The following tables present net sales grouped by (i) classification of sales type and (ii) REPREVE® Fiber sales:

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Third-party manufacturer	$199,623	$176,100	$592,505	$475,087
Service	1,157	2,766	5,677	8,060
Net sales	$200,780	$178,866	$598,182	$483,147

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
REPREVE® Fiber	$71,930	$61,651	$225,360	$175,794
All other products and services	128,850	117,215	372,822	307,353
Net sales	$200,780	$178,866	$598,182	$483,147

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

5.  Receivables, Net

Receivables, net consists of the following:

	March 27, 2022	June 27, 2021
Customer receivables	$103,347	$81,921
Allowance for uncollectible accounts	(2,071)	(2,525)
Reserves for quality claims	(778)	(703)
Net customer receivables	100,498	78,693
Other receivables	9,033	16,144
Total receivables, net	$109,531	$94,837

Other receivables includes $8,346 and $13,391 of banker’s acceptance notes (“BANs”) as of March 27, 2022 and June 27, 2021, respectively, in connection with the settlement of certain customer receivables generated from trade activity in the Asia Segment. The BANs are redeemable upon maturity from the drawing financial institutions, or earlier at a discount.

6.  Inventories

Inventories consists of the following:

	March 27, 2022	June 27, 2021
Raw materials	$66,127	$54,895
Supplies	11,429	10,692
Work in process	10,598	7,516
Finished goods	78,184	70,525
Gross inventories	166,338	143,628
Net realizable value adjustment	(2,958)	(2,407)
Total inventories	$163,380	$141,221

7.  Other Current Assets

Other current assets consist of the following:

	March 27, 2022	June 27, 2021
Vendor deposits	$5,168	$3,341
Value-added taxes receivable	2,701	2,484
Prepaid expenses and other	3,001	2,753
Recovery of non-income taxes, net	9,600	3,456
Contract assets	508	330
Total other current assets	$20,978	$12,364

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Recovery of Non-Income Taxes, Net

Brazilian companies are subject to various taxes on business operations, including turnover taxes used to fund social security and unemployment programs, commonly referred to as PIS/COFINS taxes.  UNIFI, along with numerous other companies in Brazil, challenged the constitutionality of certain state taxes historically included in the PIS/COFINS tax base.

On May 13, 2021, Brazil’s Supreme Federal Court (“SFC”) ruled in favor of taxpayers, and on July 7, 2021, the Brazilian Internal Revenue Service withdrew its existing appeal. Following the SFC decision, the federal government will not issue refunds for these taxes but will instead allow for the overpayments and associated interest to be applied as credits against future PIS/COFINS tax obligations.

There are no limitations or restrictions on UNIFI’s ability to recover the associated overpayment claims as future income is generated. In fiscal 2021, UNIFI recognized an estimated benefit from the expected recovery of these non-income taxes in Brazil. During the quarter ended March 27, 2022, UNIFI (i) reduced the estimate based on additional clarity and review of the recovery process during the months following the associated SFC decision and (ii) updated the expected duration of claim recovery to the 12-month period following March 27, 2022. The remaining estimated recovery amount has been reclassed to current assets accordingly, with no amounts reflected in other non-current assets at March 27, 2022.

8.  Property, Plant and Equipment, Net

Property, plant and equipment (“PP&E”), net consists of the following:

	March 27, 2022	June 27, 2021
Land	$3,200	$3,184
Land improvements	16,443	16,372
Buildings and improvements	161,557	160,122
Assets under finance leases	22,882	22,000
Machinery and equipment	622,758	609,414
Computers, software and office equipment	25,717	24,848
Transportation equipment	10,542	10,461
Construction in progress	24,568	17,834
Gross PP&E	887,667	864,235
Less: accumulated depreciation	(665,100)	(656,576)
Less: accumulated amortization – finance leases	(7,489)	(5,963)
Total PP&E, net	$215,078	$201,696

9.  Other Non-Current Assets

Other non-current assets were immaterial at March 27, 2022 and June 27, 2021. Included within Other non-current assets are UNIFI’s investments in unconsolidated affiliates: U.N.F. Industries, Ltd. (“UNF”); and UNF America LLC (“UNFA”) (collectively “UNFs”).

U.N.F. Industries, Ltd.

Raw material and production services for UNF are provided by Nilit Ltd. under separate supply and services agreements. UNF’s fiscal year end is December 31, and it is a registered Israeli private company located in Migdal Ha-Emek, Israel.

UNF America LLC

Raw material and production services for UNFA are provided by Nilit America Inc. under separate supply and services agreements.  UNFA’s fiscal year end is December 31, and it is a limited liability company located in Ridgeway, Virginia. UNFA is treated as a partnership for its income tax reporting.

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The supply agreement has no stated minimum purchase quantities and pricing is typically negotiated every six months, based on market rates.  As of March 27, 2022, UNIFI’s open purchase orders related to this supply agreement were $2,079.

UNIFI’s raw material purchases under this supply agreement consisted of the following:

	For the Nine Months Ended
	March 27, 2022	March 28, 2021
UNFA	$20,849	$13,677
UNF	239	548
Total	$21,088	$14,225

As of March 27, 2022 and June 27, 2021, UNIFI had combined accounts payable due to UNF and UNFA of $5,167 and $2,955, respectively.

UNIFI has determined that UNF and UNFA are variable interest entities and that UNIFI is the primary beneficiary of these entities, based on the terms of the supply agreement discussed above.  As a result, these entities should be consolidated with UNIFI’s financial results.  As (i) UNIFI purchases

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

substantially all of the output from the two entities; (ii) the two entities’ balance sheets constitute 3% or less of UNIFI’s current assets, total assets, and total liabilities at each of UNIFI’s fiscal year ends; and (iii) such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements.  The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy.  Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to either UNF or UNFA.

Condensed balance sheet and income statement information for UNIFI’s unconsolidated affiliates (including reciprocal balances) are presented in the tables below.

	March 27, 2022	June 27, 2021
Current assets	$9,263	$7,931
Non-current assets	634	659
Current liabilities	6,969	3,967
Non-current liabilities	—	—
Shareholders’ equity and capital accounts	2,928	4,623

UNIFI’s portion of undistributed earnings	1,715	2,100

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Net sales	$8,816	$5,983	$22,301	$13,847
Gross profit	487	1,047	1,059	2,580
Income (loss) from operations	60	629	(194)	1,348
Net income (loss)	54	630	(199)	1,353
Depreciation and amortization	29	38	93	116

Distributions received	750	—	750	—

10.  Other Current Liabilities

Other current liabilities consists of the following:

	March 27, 2022	June 27, 2021
Payroll and fringe benefits	$8,830	$10,204
Incentive compensation	3,283	12,356
Deferred revenue	2,810	2,691
Interest rate swaps	168	1,234
Current portion of supplemental post-employment plan	20	1,087
Other	3,695	4,066
Total other current liabilities	$18,806	$31,638

11.  Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	March 27, 2022	March 27, 2022	June 27, 2021
ABL Revolver	December 2023	2.0%	$18,500	$—
ABL Term Loan	December 2023	3.2% (1)	70,000	77,500
Finance lease obligations	(2)	3.5%	7,363	8,475
Construction financing	(3)	1.5%	1,458	882
Total debt			97,321	86,857
Current ABL Term Loan			(12,500)	(12,500)
Current portion of finance lease obligations			(2,009)	(3,545)
Unamortized debt issuance costs			(307)	(476)
Total long-term debt			$82,505	$70,336

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for finance lease obligations range from May 2022 to November 2027.
(3)	Refer to the discussion below under the subheading “Construction Financing” for further information.

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

Construction Financing

In May 2021, UNIFI entered into an agreement with a third party lender that provides for construction-period financing for certain eAFK Evo texturing machinery included in our capital allocation plans. UNIFI records project costs to construction in progress and the corresponding liability to construction financing (within long-term debt). The agreement provides for monthly, interest-only payments during the construction period, at a rate of SOFR plus 1.25%, and contains terms customary for a financing of this type.

Each borrowing under the agreement provides for 60 monthly payments, which will commence in the form of a finance lease obligation upon the completion of the construction period with an interest rate of approximately 3.4%. In connection with this construction financing arrangement, we have borrowed a total of $3,222 and transitioned a total of $1,764 of completed asset costs to finance lease obligations as of March 27, 2022.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2022, the following four fiscal years and thereafter:

	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter
ABL Revolver	$—	$—	$18,500	$—	$—	$—
ABL Term Loan	5,000	10,000	55,000	—	—	—
Finance lease obligations	820	1,592	1,648	1,553	1,102	648
Total (1)	$5,820	$11,592	$75,148	$1,553	$1,102	$648
(1)	Total reported excludes $1,458 of construction financing, described above.

12.  Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	March 27, 2022	June 27, 2021
Uncertain tax positions	$3,565	$3,045
Supplemental post-employment plan	2,328	2,090
Other	822	2,337
Total other long-term liabilities	$6,715	$7,472

13.  Income Taxes

The provision for income taxes and effective tax rate were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Provision for income taxes	$2,698	$3,660	$10,296	$7,593
Effective tax rate	56.6%	43.5%	46.9%	32.7%

U.S. Tax Law Change

On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to global intangible low-tax income (“GILTI”) that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available for tax years beginning after December 31, 2017. The three-month and nine-month periods ended March 28, 2021 includes a discrete tax expense (benefit) of $273 and $(4,874), respectively, related to this election.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Valuation Allowance

UNIFI regularly assesses whether it is more-likely-than-not that some portion or all of its deferred tax assets will not be realized.  UNIFI considers the scheduled reversal of taxable temporary differences, taxable income in carryback years, projected future taxable income and tax planning strategies in making this assessment.  Since UNIFI operates in multiple jurisdictions, the assessment is made on a jurisdiction-by-jurisdiction basis, taking into consideration the effects of local tax law.  The three-month and nine-month periods ended March 28, 2021 includes discrete tax (benefit) expense of $(133) and $1,508, respectively, for a change in valuation allowance related to the GILTI regulations enacted during that period.

Income Tax Expense

UNIFI’s provision for income taxes for the nine months ended March 27, 2022 and March 28, 2021 was calculated by applying the estimated annual effective tax rate to year-to-date pre-tax book income and adjusting for discrete items that occurred during the period.

The effective tax rate for the three months and nine months ended March 27, 2022 was higher than the U.S. federal statutory rate primarily due to an increase in the valuation allowance for deferred tax assets, earnings taxed at higher rates in foreign jurisdictions, and deferred tax on unremitted earnings.

The effective tax rate for the three months ended March 28, 2021 was higher than the U.S. federal statutory rate primarily due to current U.S. tax on GILTI and earnings taxed at higher rates in foreign jurisdictions. These rate impacts were partially offset by additional research credits claimed during the period. The effective tax rate for the nine months ended March 28, 2021 was higher than the U.S. federal statutory rate primarily due to current U.S. tax on GILTI, the change in valuation allowance for deferred tax assets, and earnings taxed at higher rates in foreign jurisdictions. These rate impacts were partially offset by the retroactive GILTI high-tax exclusion for prior periods, and additional R&D credits claimed during the current period.

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

The following table summarizes UNIFI’s repurchases and retirements of its common stock under the 2018 SRP for the fiscal periods noted:

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal 2019	—	$—	$50,000
Fiscal 2020	84	$23.72	$48,008
Fiscal 2021	—	$—	$48,008
Fiscal 2022 (through March 27, 2022)	102	$21.22	$45,854
Total	186	$22.35	$45,854

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

The following table provides the number of awards remaining available for future issuance under the 2020 Plan as of March 27, 2022:

Authorized under the 2020 Plan	850
Plus: Awards expired, forfeited or otherwise terminated unexercised	1
Less: Awards granted to employees	(209)
Less: Awards granted to non-employee directors	(41)
Available for issuance under the 2020 Plan	601

Stock-based compensation units granted or issued were as follows:

	For the Nine Months Ended
	March 27, 2022	March 28, 2021
Stock options	—	155
Restricted stock units	81	110
Performance share units	53	—
Vested share units	32	—
Common stock	5	4

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

The following table presents details regarding UNIFI’s hedging activities:

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Interest expense	$709	$885	$2,140	$2,589
Increase in fair value of interest rate swaps	(484)	(324)	(1,066)	(989)
Impact of interest rate swaps to increase interest expense	336	339	1,029	1,003

For the nine months ended March 27, 2022 and March 28, 2021, there were no significant changes to UNIFI’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

As described in Note 11, “Long Term Debt,” UNIFI de-designated a $20,000 interest rate swap from hedge accounting treatment during the quarter ended December 26, 2021. The impact of de-designation was not material.

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

17.  Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 27, 2021	$(52,480)	$(952)	$(53,432)
Other comprehensive income	5,833	803	6,636
Balance at March 27, 2022	$(46,647)	$(149)	$(46,796)

A summary of the after-tax effects of the components of other comprehensive income, net for the three-month and nine-month periods ended March 27, 2022 and March 28, 2021 is included in the accompanying condensed consolidated statements of comprehensive income.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

18.  Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Net income	$2,066	$4,758	$11,675	$15,654
Basic weighted average shares	18,473	18,485	18,500	18,465
Net potential common share equivalents	469	482	474	331
Diluted weighted average shares	18,942	18,967	18,974	18,796
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	443	287	330	557
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	333	333	333	333

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

20.  Related Party Transactions

There were no related party receivables as of March 27, 2022 or June 27, 2021.

Related party payables for Salem Leasing Corporation consisted of the following:

	March 27, 2022	June 27, 2021
Accounts payable	$455	$469
Operating lease obligations	890	1,133
Finance lease obligations	5,242	6,149
Total related party payables	$6,587	$7,751

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following were the Company’s significant related party transactions:

		For the Three Months Ended		For the Nine Months Ended
Affiliated Entity	Transaction Type	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$1,030	$1,236	$3,117	$3,099

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

Selected financial information is presented below:

	For the Three Months Ended March 27, 2022
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$93,924	$51,277	$29,767	$24,689	$1,123	$200,780
Cost of sales	90,043	43,900	23,784	22,925	984	181,636
Gross profit	3,881	7,377	5,983	1,764	139	19,144
Segment depreciation expense	4,642	—	382	441	143	5,608
Segment Profit	$8,523	$7,377	$6,365	$2,205	$282	$24,752

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	For the Three Months Ended March 28, 2021
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$82,668	$48,483	$25,704	$20,778	$1,233	$178,866
Cost of sales	75,446	41,330	15,106	20,341	1,048	153,271
Gross profit	7,222	7,153	10,598	437	185	25,595
Segment depreciation expense	5,036	—	299	441	161	5,937
Segment Profit	$12,258	$7,153	$10,897	$878	$346	$31,532

	For the Nine Months Ended March 27, 2022
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$275,809	$161,817	$91,106	$65,863	$3,587	$598,182
Cost of sales	263,194	138,958	67,657	63,187	3,055	536,051
Gross profit	12,615	22,859	23,449	2,676	532	62,131
Segment depreciation expense	13,668	—	1,042	1,320	458	16,488
Segment Profit	$26,283	$22,859	$24,491	$3,996	$990	$78,619

	For the Nine Months Ended March 28, 2021
	Polyester	Asia	Brazil	Nylon	All Other	Total
Net sales	$228,440	$130,898	$72,563	$47,815	$3,431	$483,147
Cost of sales	205,691	112,639	49,375	46,318	3,034	417,057
Gross profit	22,749	18,259	23,188	1,497	397	66,090
Segment depreciation expense	13,909	—	1,050	1,321	489	16,769
Segment Profit	$36,658	$18,259	$24,238	$2,818	$886	$82,859

The reconciliations of segment gross profit to consolidated income before income taxes are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Polyester	$3,881	$7,222	$12,615	$22,749
Asia	7,377	7,153	22,859	18,259
Brazil	5,983	10,598	23,449	23,188
Nylon	1,764	437	2,676	1,497
All Other	139	185	532	397
Segment gross profit	19,144	25,595	62,131	66,090
Selling, general and administrative expenses	14,389	14,581	39,025	38,570
Benefit for bad debts	(169)	(184)	(489)	(1,330)
Other operating (income) expense, net	(831)	2,582	(2)	4,236
Operating income	5,755	8,616	23,597	24,614
Interest income	(492)	(159)	(944)	(471)
Interest expense	709	885	2,140	2,589
Equity in earnings of unconsolidated affiliates	(41)	(528)	(385)	(751)
Recovery of non-income taxes, net	815	—	815	—
Income before income taxes	$4,764	$8,418	$21,971	$23,247

There have been no material changes in segment assets during fiscal 2022.

22.  Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Nine Months Ended
	March 27, 2022	March 28, 2021
Interest, net of capitalized interest of $322 and $145, respectively	$1,980	$2,395
Income tax payments, net	11,626	4,039

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds. The nine months ended March 27, 2022 includes an income tax payment of $3,749 related to the recovery of non-income taxes described in Note 7, “Other Current Assets.”

Non-Cash Investing and Financing Activities

As of March 27, 2022 and June 27, 2021, $1,981 and $2,080, respectively, were included in accounts payable for unpaid capital expenditures. As of March 28, 2021 and June 28, 2020, $1,241 and $630, respectively, were included in accounts payable for unpaid capital expenditures.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

During the nine months ended March 27, 2022 and March 28, 2021, UNIFI recorded non-cash activity relating to finance leases of $1,764 and $740, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended March 27, 2022, while a reference to the “prior period” refers to the three-month period ended March 28, 2021.  A reference to the “current nine-month period” refers to the nine-month period ended March 27, 2022, while a reference to the “prior nine-month period” refers to the nine-month period ended March 28, 2021.  Such references may be accompanied by certain phrases for added clarity. The current period and the prior period each consisted of 13 weeks. The current nine-month period and the prior nine-month period each consisted of 39 weeks.

Our discussions in this Item 2 focus on our results during, or as of, the three months and nine months ended March 27, 2022 and March 28, 2021, and, to the extent applicable, any material changes from the information discussed in the 2021 Form 10-K or other important intervening developments or information.  These discussions should be read in conjunction with the 2021 Form 10-K for more detailed and background information about our business, operations and financial condition. Discussion of foreign currency translation is primarily associated with changes in the Brazilian Real (“BRL”) and changes in the Chinese Renminbi (“RMB”) versus the U.S. Dollar (“USD”). In discussion of operating results in this report, we refer to our operations in the “NACA” region, which is the region comprised of the trade zones covered by USMCA, NAFTA and CAFTA-DR.

All amounts, except per share amounts, are presented in thousands (000s), except as otherwise noted.

Overview and Significant General Matters

UNIFI focuses on delivering products and solutions to direct customers and brand partners throughout the world, leveraging our internal manufacturing capabilities and an enhanced global supply chain that delivers a diverse range of synthetic and recycled fibers and polymers. Our strategic initiatives include (i) leveraging our competitive advantages to grow market share in each of the major geographies we serve, (ii) expanding our presence in non-apparel markets with additional REPREVE® products, (iii) advancing the development and commercialization of innovative and sustainable solutions, and (iv) increasing brand awareness for REPREVE®. We believe our strategic initiatives will increase revenue and profitability and generate improved cash flows from operations.

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

COVID-19 Pandemic

The COVID-19 pandemic had no significant pervasive impact to either the current or prior nine-month periods taken as a whole. On average, global demand and consumer spending were predominantly restored over the prior nine-month period and such economic levels did not decline within the current nine-month period.

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

We believe both trade petitions on Subject Imports are necessary to normalize the U.S. polyester market for fair pricing and competition and will aid in generating incremental revenue and gross margins for the Polyester Segment.

Input Costs and Global Production Volatility

The prior nine-month period benefited from stable, comparatively low raw material costs and restoration of global demand levels. As fiscal 2021 concluded, global economic recovery, domestic weather events, supply constraints and general inflationary pressures led to higher input costs in fiscal 2022. Rising input costs and a tighter labor pool in the U.S. have placed meaningful pressure on our domestic gross profit performance during the current nine-month period.

In the past, selling price adjustments were associated primarily with changes in the price of polyester and nylon raw materials, but in the current environment, selling price adjustments are required to accommodate significant increases in all categories of input costs including packaging, supplies, additives, and labor. For the majority of our portfolio, we have been able to implement selling price adjustments to protect gross margins in the current nine-month period. However, some selling price adjustments in the U.S. and Central America were not realized rapidly enough to avoid temporary gross margin declines in certain portions of our portfolio. While we have navigated the dynamic cost environment better than in recent prior years, elevated levels of input costs and the weakening of labor productivity in our manufacturing operations remain short-term headwinds to our underlying domestic performance.

In order to address these input cost and labor headwinds, we have (i) instituted responsive selling price adjustments, including most recently in January and March 2022, and (ii) prioritized more focused training and retention initiatives with our manufacturing workforce. We expect both actions to improve our Polyester Segment profitability in future periods.

In addition to the recent escalation of input costs, UNIFI is experiencing inefficiencies in the global supply chain in connection with (i) freight costs and logistics slowdowns in foreign markets; (ii) a tighter labor pool in the U.S.; and (iii) suppressed productivity from our business partners resulting from pandemic-related lockdowns in certain regions, particularly in Asia. While our businesses are not currently materially impacted by these adverse events and circumstances, the existing challenges and future uncertainty, particularly for rising input costs, labor productivity, and pandemic-related closures, could worsen and/or occur for prolonged periods and materially impact our Polyester and Asia Segments.

Russia-Ukraine Conflict

Furthermore, we recognize the disruption to global markets and supply chains caused by the Russia-Ukraine conflict. While volatility and uncertainty continue, we have no significant customers or supply chains established in the conflicted region, and we have not been directly impacted. Indirectly, we recognize that additional or prolonged impacts to the petroleum or other global markets could cause further inflationary pressures to our raw material costs or unforeseen adverse impacts.

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

Review of Results of Operations

Three Months Ended March 27, 2022 Compared to Three Months Ended March 28, 2021

Consolidated Overview

The below tables provide:

•	the components of net income and the percentage increase or decrease over the prior period amounts, and
•	a reconciliation from net income to EBITDA and Adjusted EBITDA, and
•	a reconciliation from net income to Adjusted Net Income and Adjusted EPS.

Following the tables is a discussion and analysis of the significant components of net income.

Net income

	For the Three Months Ended
	March 27, 2022		March 28, 2021
		% of Net Sales		% of Net Sales	% Change
Net sales	$200,780	100.0	$178,866	100.0	12.3
Cost of sales	181,636	90.5	153,271	85.7	18.5
Gross profit	19,144	9.5	25,595	14.3	(25.2)
SG&A	14,389	7.2	14,581	8.2	(1.3)
Benefit for bad debts	(169)	(0.1)	(184)	(0.1)	(8.2)
Other operating (income) expense, net	(831)	(0.4)	2,582	1.4	(132.2)
Operating income	5,755	2.8	8,616	4.8	(33.2)
Interest expense, net	217	0.1	726	0.4	(70.1)
Equity in earnings of unconsolidated affiliates	(41)	—	(528)	(0.3)	(92.2)
Recovery of non-income taxes, net	815	0.4	—	—	—
Income before income taxes	4,764	2.3	8,418	4.7	(43.4)
Provision for income taxes	2,698	1.3	3,660	2.0	(26.3)
Net income	$2,066	1.0	$4,758	2.7	(56.6)

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net income to EBITDA and Adjusted EBITDA were as follows:

	For the Three Months Ended
	March 27, 2022	March 28, 2021
Net income	$2,066	$4,758
Interest expense, net	217	726
Provision for income taxes	2,698	3,660
Depreciation and amortization expense (1)	6,433	6,761
EBITDA	11,414	15,905

Recovery of non-income taxes, net (2)	815	—
Adjusted EBITDA	$12,229	$15,905

(1)

Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. Within the accompanying condensed consolidated statements of cash flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.

(2)

In fiscal 2021, UNIFI recognized an estimated benefit for the recovery of non-income taxes following a decision by the SFC in Brazil.  During the quarter ended March 27, 2022, UNIFI reduced the estimated benefit based on additional clarity and review of the recovery process during the months following the decision.

Adjusted Net Income and Adjusted EPS (Non-GAAP Financial Measures)

The tables below set forth reconciliations of (i) Income before income taxes (“Pre-tax Income”), Provision for income taxes (“Tax Impact”) and Net Income to Adjusted Net Income and (ii) Diluted EPS to Adjusted EPS.

	For the Three Months Ended March 27, 2022				For the Three Months Ended March 28, 2021
	Pre-tax Income	Tax Impact	Net Income	Diluted EPS	Pre-tax Income	Tax Impact	Net Income	Diluted EPS
GAAP results	$4,764	$(2,698)	$2,066	$0.11	$8,418	$(3,660)	$4,758	$0.25
Recovery of non-income taxes, net (1)	815	(257)	558	0.03	—	—	—	—
Adjusted results	$5,579	$(2,955)	$2,624	$0.14	$8,418	$(3,660)	$4,758	$0.25

Weighted average common shares outstanding				18,942				18,967

(1)

In fiscal 2021, UNIFI recognized an estimated benefit for the recovery of non-income taxes following a decision by the SFC in Brazil.  During the quarter ended March 27, 2022, UNIFI reduced the estimated benefit based on additional clarity and review of the recovery process during the months following the decision.

Net Sales

Consolidated net sales for the current period increased by $21,914, or 12.3%, consolidated sales volumes decreased 7.0%, and consolidated weighted average sales prices increased 19.3%, compared to the prior period. The changes occurred primarily due to higher selling prices in response to increasing input costs, partially offset by volume declines in (i) the U.S. due to labor challenges and (ii) Asia and Brazil due to comparably softer market conditions.

REPREVE® Fiber products for the current period comprised 36% of consolidated net sales, compared to 34% for the prior period.

Gross Profit

Gross profit for the current period decreased by $6,451, or 25.2%, compared to the prior period.  Gross profit performance was lower than anticipated as a result of labor and input cost challenges, primarily for our Polyester and Nylon Segments.

•

For the Polyester Segment, gross profit decreased due to higher-than-expected input costs, primarily for polyester raw material. Labor challenges, including attrition and the reduced availability of labor, also contributed to lower productivity and efficiency.

•	For the Asia Segment, gross profit was essentially unchanged from the prior period.
•

For the Brazil Segment, gross profit decreased from the prior period primarily due to normalization from the exceptional performance achieved in the prior period, which was characterized by a significant but temporary improvement in competitive position and market share following the pandemic-related rebound in product demand in Brazil.

•	For the Nylon Segment, gross profit increased in connection with improved manufacturing efficiency and sales mix, partially offset by input cost and labor challenges.

SG&A

SG&A was comparable to the prior period, as lower incentive compensation in the current period was partially offset by higher discretionary expenses.

Benefit for Bad Debts

There was no material activity for the current period or the prior period.

Other Operating (Income) Expense, Net

The current period and prior period primarily reflect net foreign currency transaction (gains) losses of $(895) and $4, respectively.  In addition, the prior period reflects a predominantly non-cash loss on the disposal of assets of $2,559 primarily relating to the removal of existing texturing machinery to allow for the future installation of new eAFK Evo texturing machinery.

Interest Expense, Net

Interest expense, net decreased in connection with greater interest income in the current period, primarily generated from foreign cash on deposit.

Equity in Earnings of Unconsolidated Affiliates

The performance decrease from the prior period to the current period is primarily attributable to higher raw material costs.

Recovery of Non-income Taxes, Net

In fiscal 2021, UNIFI recognized an estimated benefit from the expected recovery of non-income taxes related to over-taxation in Brazil. During the current period, UNIFI reduced the estimate by $815 based on additional clarity and precedent surrounding the recovery process during the months following the associated SFC decision.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Three Months Ended
	March 27, 2022	March 28, 2021
Provision for income taxes	$2,698	$3,660
Effective tax rate	56.6%	43.5%

The effective tax rate is subject to variation due to a number of factors, including variability in pre-tax book income, the mix of income by jurisdiction, changes in deferred tax valuation allowances and changes in statutes, regulations and case law.  Additionally, the impacts of discrete and other rate impacting items are greater when income before income taxes is lower.

The increase in the effective tax rate from the prior period to the current period is primarily attributable to (i) an increase in the valuation allowance for deferred tax assets in the current period, (ii) additional research credits claimed during the prior period, and (iii) foreign earnings taxed at a higher rate in the current period. These increases are partially offset by lower U.S. tax on GILTI in the current period.

Net Income

Net income for the current period was $2,066, or $0.11 per diluted share, compared to net income of $4,758 or $0.25 per diluted share, for the prior period. The decrease in net income was primarily attributable to lower gross profit and the associated increase in the effective tax rate in the current period, partially offset by the favorable change in other operating (income) expense, net.

Adjusted EBITDA (Non-GAAP Financial Measure)

Adjusted EBITDA decreased from the prior period to the current period, primarily due to lower gross profit, partially offset by the favorable change in other operating (income) expense, net.

Adjusted Net Income and Adjusted EPS (Non-GAAP Financial Measures)

Adjusted Net Income and Adjusted EPS decreased from the prior period to the current period, commensurate with the decline in net income.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current period.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Polyester Segment, were as follows:

	For the Three Months Ended
	March 27, 2022		March 28, 2021
		% of Net Sales		% of Net Sales	% Change
Net sales	$93,924	100.0	$82,668	100.0	13.6
Cost of sales	90,043	95.9	75,446	91.3	19.3
Gross profit	3,881	4.1	7,222	8.7	(46.3)
Depreciation expense	4,642	5.0	5,036	6.1	(7.8)
Segment Profit	$8,523	9.1	$12,258	14.8	(30.5)

Segment net sales as a percentage of consolidated amounts	46.8%		46.2%
Segment Profit as a percentage of consolidated amounts	34.4%		38.9%

The change in net sales for the Polyester Segment was as follows:

Net sales for the prior period	$82,668
Net change in average selling price and sales mix	18,007
Decrease in sales volumes	(6,751)
Net sales for the current period	$93,924

The increase in net sales for the Polyester Segment from the prior period to the current period was primarily attributable to higher average selling prices in response to higher input costs, partially offset by lower sales volume due to labor challenges.

The change in Segment Profit for the Polyester Segment was as follows:

Segment Profit for the prior period	$12,258
Net decrease in underlying margins	(2,734)
Decrease in sales volumes	(1,001)
Segment Profit for the current period	$8,523

The decrease in Segment Profit for the Polyester Segment from the prior period to the current period was primarily attributable to (i) higher-than-expected input costs, primarily for polyester raw material in the current period due to inflationary pressures, along with (ii) weaker labor productivity.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Asia Segment, were as follows:

	For the Three Months Ended
	March 27, 2022		March 28, 2021
		% of Net Sales		% of Net Sales	% Change
Net sales	$51,277	100.0	$48,483	100.0	5.8
Cost of sales	43,900	85.6	41,330	85.2	6.2
Gross profit	7,377	14.4	7,153	14.8	3.1
Depreciation expense	—	—	—	—	—
Segment Profit	$7,377	14.4	$7,153	14.8	3.1

Segment net sales as a percentage of consolidated amounts	25.5%		27.1%
Segment Profit as a percentage of consolidated amounts	29.8%		22.7%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior period	$48,483
Change in average selling price and sales mix	4,459
Favorable foreign currency translation effects	964
Net decrease in sales volumes	(2,629)
Net sales for the current period	$51,277

The increase in net sales for the Asia Segment from the prior period to the current period was primarily attributable to (i) the continued momentum of REPREVE®-branded products contributing to underlying sales growth and sales mix and (ii) favorable foreign currency translation effects, partially offset by the beginning of pandemic-related lockdowns in China during March 2022.

The RMB weighted average exchange rate was 6.35 RMB/USD and 6.49 RMB/USD for the current period and the prior period, respectively.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior period	$7,153
Change in underlying margins and sales mix	467
Favorable foreign currency translation effects	145
Decrease in sales volumes	(388)
Segment Profit for the current period	$7,377

The increase in Segment Profit for the Asia Segment from the prior period to the current period was primarily attributable to sales mix improvement in the current period, partially offset by lower sales volumes.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Brazil Segment, were as follows:

	For the Three Months Ended
	March 27, 2022		March 28, 2021
		% of Net Sales		% of Net Sales	% Change
Net sales	$29,767	100.0	$25,704	100.0	15.8
Cost of sales	23,784	79.9	15,106	58.8	57.4
Gross profit	5,983	20.1	10,598	41.2	(43.5)
Depreciation expense	382	1.3	299	1.2	27.8
Segment Profit	$6,365	21.4	$10,897	42.4	(41.6)

Segment net sales as a percentage of consolidated amounts	14.8%		14.4%
Segment Profit as a percentage of consolidated amounts	25.7%		34.6%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior period	$25,704
Increase in average selling price	4,906
Favorable foreign currency translation effects	1,298
Decrease in sales volumes	(2,141)
Net sales for the current period	$29,767

The increase in net sales for the Brazil Segment from the prior period to the current period was primarily attributable to (i) higher selling prices in response to increasing input costs and (ii) favorable foreign currency translation effects. These benefits were partially offset by lower sales volumes in connection with a more normalized market share position following the pandemic-related rebound in product demand that benefited our market share in the prior period.

The BRL weighted average exchange rate was 5.20 BRL/USD and 5.47 BRL/USD for the current period and the prior period, respectively.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior period	$10,897
Decrease in underlying unit margins	(4,201)
Decrease in sales volumes	(910)
Favorable foreign currency translation effects	579
Segment Profit for the current period	$6,365

The decrease in Segment Profit for the Brazil Segment from the prior period to the current period was primarily attributable to the unmatched, exceptional sales and production volume levels achieved in the prior period following the pandemic-related rebound in product demand in Brazil. The current period includes a more normalized performance for the Brazil Segment.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Nylon Segment, were as follows:

	For the Three Months Ended
	March 27, 2022		March 28, 2021
		% of Net Sales		% of Net Sales	% Change
Net sales	$24,689	100.0	$20,778	100.0	18.8
Cost of sales	22,925	92.9	20,341	97.9	12.7
Gross profit	1,764	7.1	437	2.1	303.7
Depreciation expense	441	1.8	441	2.1	—
Segment Profit	$2,205	8.9	$878	4.2	151.1

Segment net sales as a percentage of consolidated amounts	12.3%		11.6%
Segment Profit as a percentage of consolidated amounts	8.9%		2.8%

The change in net sales for the Nylon Segment was as follows:

Net sales for the prior period	$20,778
Net change in average selling price and sales mix	5,494
Decrease in sales volumes	(1,583)
Net sales for the current period	$24,689

The increase in net sales for the Nylon Segment from the prior period to the current period was primarily attributable to higher selling prices in connection with higher raw material costs, partially offset by lower sales volumes.

The change in Segment Profit for the Nylon Segment was as follows:

Segment Profit for the prior period	$878
Net increase in underlying margins	1,409
Decrease in sales volumes	(82)
Segment Profit for the current period	$2,205

The increase in Segment Profit for the Nylon Segment from the prior period was primarily due to productivity and sales mix improvements, partially offset by input cost and labor challenges.

Review of Results of Operations

Nine Months Ended March 27, 2022 Compared to Nine Months Ended March 28, 2021

Consolidated Overview

The below tables provide:

•	the components of net income and the percentage increase or decrease over the prior nine-month period amounts, and
•	a reconciliation from net income to EBITDA and Adjusted EBITDA, and
•	a reconciliation from net income to Adjusted Net Income and Adjusted EPS.

Following the tables is a discussion and analysis of the significant components of net income.

Net income

	For the Nine Months Ended
	March 27, 2022		March 28, 2021
		% of Net Sales		% of Net Sales	% Change
Net sales	$598,182	100.0	$483,147	100.0	23.8
Cost of sales	536,051	89.6	417,057	86.3	28.5
Gross profit	62,131	10.4	66,090	13.7	(6.0)
SG&A	39,025	6.6	38,570	8.0	1.2
Benefit for bad debts	(489)	(0.1)	(1,330)	(0.3)	(63.2)
Other operating (income) expense, net	(2)	—	4,236	0.9	(100.0)
Operating income	23,597	3.9	24,614	5.1	(4.1)
Interest expense, net	1,196	0.2	2,118	0.5	(43.5)
Equity in earnings of unconsolidated affiliates	(385)	(0.1)	(751)	(0.2)	(48.7)
Recovery of non-income taxes, net	815	0.1	—	—	—
Income before income taxes	21,971	3.7	23,247	4.8	(5.5)
Provision for income taxes	10,296	1.7	7,593	1.6	35.6
Net income	$11,675	2.0	$15,654	3.2	(25.4)

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net income to EBITDA and Adjusted EBITDA were as follows:

	For the Nine Months Ended
	March 27, 2022	March 28, 2021
Net income	$11,675	$15,654
Interest expense, net	1,196	2,118
Provision for income taxes	10,296	7,593
Depreciation and amortization expense (1)	19,007	18,829
EBITDA	42,174	44,194

Recovery of non-income taxes, net (2)	815	—
Adjusted EBITDA	$42,989	$44,194

(1)

Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. Within the accompanying condensed consolidated statements of cash flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.

(2)

In fiscal 2021, UNIFI recognized an estimated benefit for the recovery of non-income taxes following a decision by the SFC in Brazil.  During the quarter ended March 27, 2022, UNIFI reduced the estimated benefit based on additional clarity and review of the recovery process during the months following the decision.

Adjusted Net Income and Adjusted EPS (Non-GAAP Financial Measures)

The tables below set forth reconciliations of (i) Income before income taxes (“Pre-tax Income”), Provision for income taxes (“Tax Impact”) and Net Income to Adjusted Net Income and (ii) Diluted EPS to Adjusted EPS.

	For the Nine Months Ended March 27, 2022				For the Nine Months Ended March 28, 2021
	Pre-tax Income	Tax Impact	Net Income	Diluted EPS	Pre-tax Income	Tax Impact	Net Income	Diluted EPS
GAAP results	$21,971	$(10,296)	$11,675	$0.62	$23,247	$(7,593)	$15,654	$0.83
Recovery of non-income taxes, net (1)	815	(257)	558	0.02	—	—	—	—
Adjusted results	$22,786	$(10,553)	$12,233	$0.64	$23,247	$(7,593)	$15,654	$0.83

Weighted average common shares outstanding				18,974				18,796
(1)

In fiscal 2021, UNIFI recognized an estimated benefit for the recovery of non-income taxes following a decision by the SFC in Brazil.  During the quarter ended March 27, 2022, UNIFI reduced the estimated benefit based on additional clarity and review of the recovery process during the months following the decision.

Net Sales

Consolidated net sales for the current nine-month period increased by $115,035, or 23.8%, and consolidated sales volumes increased 4.3%, compared to the prior nine-month period. The increases occurred primarily due to (i) higher selling prices in response to increasing raw material costs and (ii) underlying sales growth led by the Asia Segment and REPREVE® products.

Consolidated weighted average sales prices increased 19.5%, primarily attributable to higher selling prices in response to increasing raw material costs.

REPREVE® Fiber products for the current nine-month period comprised 38% of consolidated net sales, up from 36% for the prior nine-month period.

Gross Profit

Gross profit for the current nine-month period decreased by $3,959, or 6.0%, compared to the prior nine-month period. Although we experienced a significant increase in net sales, input cost and labor challenges muted our domestic gross profit, primarily in the second and third quarters of fiscal 2022.

•

For the Polyester Segment, gross profit decreased due to higher-than-expected input costs primarily for raw material, labor, packaging, and supplies, along with weaker labor productivity, offsetting the benefit from the restoration of U.S. demand following the negative impact the COVID-19 pandemic had on the prior period.

•	For the Asia Segment, gross profit increased primarily due to higher sales volumes.
•	For the Brazil Segment, gross profit was generally flat.
•	For the Nylon Segment, gross profit increased with productivity and sales mix improvements during the third quarter ended March 27, 2022, partially offset by input cost and labor challenges.

SG&A

SG&A was generally flat, primarily due to (i) higher discretionary expenses, including marketing and advertising, and (ii) higher amortization from customer list assets acquired in fiscal 2021 in the current nine-month period, both of which were partially offset by (iii) lower incentive compensation for the current nine-month period.

Benefit for Bad Debts

The current nine-month period benefit for bad debts reflects no material activity.  The prior nine-month period reflects a benefit for general improvement in customer payment frequency following the adverse effects of the COVID-19 pandemic on customer financial health.

Other Operating (Income) Expense, Net

The current nine-month period and prior nine-month period include foreign currency transaction (gains) losses of $(365) and $610, respectively, along with $346 and $837 of severance costs, respectively. In addition, the prior period reflects a predominantly non-cash loss on the disposal of assets of $2,773 primarily relating to the removal of existing texturing machinery to allow for the future installation of new eAFK Evo texturing machinery.

Interest Expense, Net

Interest expense, net decreased in connection with greater interest income in the current nine-month period, primarily generated from foreign cash on deposit.

Equity in Earnings of Unconsolidated Affiliates

There was no material activity for the current nine-month period or the prior nine-month period.

Recovery of Non-income Taxes, Net

In fiscal 2021, UNIFI recognized an estimated benefit from the expected recovery of non-income taxes related to over-taxation in Brazil. During the current nine-month period, UNIFI reduced the estimate by $815 based on additional clarity and precedent surrounding the recovery process during the months following the associated SFC decision.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Nine Months Ended
	March 27, 2022	March 28, 2021
Provision for income taxes	$10,296	$7,593
Effective tax rate	46.9%	32.7%

The effective tax rate is subject to variation due to a number of factors, including variability in pre-tax book income, the mix of income by jurisdiction, changes in deferred tax valuation allowances and changes in statutes, regulations and case law.  Additionally, the impacts of discrete and other rate impacting items are greater when income before income taxes is lower.

The increase in the effective tax rate from the prior nine-month period to the current nine-month period is primarily attributable to (i) an increase in the valuation allowance in the current nine-month period and (ii) a discrete benefit in the prior nine-month period for the retroactive GILTI high-tax exclusion.   These increases are partially offset by lower U.S. tax on GILTI in in the current period.

Net Income

Net income for the current nine-month period was $11,675, or $0.62 per diluted share, compared to net income of $15,654 or $0.83 per diluted share, for the prior nine-month period. The decrease in net income was primarily attributable to the increase in the effective tax rate in the current nine-month period.

Adjusted EBITDA (Non-GAAP Financial Measure)

Adjusted EBITDA exhibited no material change from the prior nine-month period to the current nine-month period, consistent with gross profit.

Adjusted Net Income and Adjusted EPS (Non-GAAP Financial Measures)

Adjusted Net Income and Adjusted EPS decreased from the prior nine-month period to the current nine-month period, commensurate with the decrease in net income.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current nine-month period.

Polyester Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts for the Polyester Segment, were as follows:

	For the Nine Months Ended
	March 27, 2022		March 28, 2021
		% of Net Sales		% of Net Sales	% Change
Net sales	$275,809	100.0	$228,440	100.0	20.7
Cost of sales	263,194	95.4	205,691	90.1	28.0
Gross profit	12,615	4.6	22,749	9.9	(44.5)
Depreciation expense	13,668	4.9	13,909	6.1	(1.7)
Segment Profit	$26,283	9.5	$36,658	16.0	(28.3)

Segment net sales as a percentage of consolidated amounts	46.1%		47.3%
Segment Profit as a percentage of consolidated amounts	33.4%		44.2%

The change in net sales for the Polyester Segment was as follows:

Net sales for the prior nine-month period	$228,440
Net change in average selling price and sales mix	47,113
Increase in sales volumes	256
Net sales for the current nine-month period	$275,809

The increase in net sales for the Polyester Segment from the prior nine-month period to the current nine-month period was primarily attributable to higher average selling prices in response to higher polyester raw material costs.

The change in Segment Profit for the Polyester Segment was as follows:

Segment Profit for the prior nine-month period	$36,658
Change in underlying margins and sales mix	(10,416)
Increase in sales volumes	41
Segment Profit for the current nine-month period	$26,283

The decrease in Segment Profit for the Polyester Segment from the prior nine-month period to the current nine-month period was primarily attributable to the adverse impacts of higher input costs outpacing selling price adjustments and weaker labor productivity that began in the quarter ending December 26, 2021.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts for the Asia Segment, were as follows:

	For the Nine Months Ended
	March 27, 2022		March 28, 2021
		% of Net Sales		% of Net Sales	% Change
Net sales	$161,817	100.0	$130,898	100.0	23.6
Cost of sales	138,958	85.9	112,639	86.1	23.4
Gross profit	22,859	14.1	18,259	13.9	25.2
Depreciation expense	—	—	—	—	—
Segment Profit	$22,859	14.1	$18,259	13.9	25.2

Segment net sales as a percentage of consolidated amounts	27.1%		27.1%
Segment Profit as a percentage of consolidated amounts	29.1%		22.0%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior nine-month period	$130,898
Net increase in sales volumes	20,605
Change in average selling price and sales mix	5,438
Favorable foreign currency translation effects	4,876
Net sales for the current nine-month period	$161,817

The increase in net sales for the Asia Segment from the prior nine-month period to the current nine-month period was primarily attributable to (i) the continued momentum of REPREVE®-branded products contributing to underlying sales growth and (ii) favorable foreign currency translation effects.

The RMB weighted average exchange rate was 6.40 RMB/USD and 6.65 RMB/USD for the current nine-month period and the prior nine-month period, respectively.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior nine-month period	$18,259
Increase in sales volumes	2,871
Change in underlying margins and sales mix	1,070
Favorable foreign currency translation effects	659
Segment Profit for the current nine-month period	$22,859

The increase in Segment Profit for the Asia Segment from the prior nine-month period to the current nine-month period was primarily attributable to higher sales volumes in the current nine-month period.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts for the Brazil Segment, were as follows:

	For the Nine Months Ended
	March 27, 2022		March 28, 2021
		% of Net Sales		% of Net Sales	% Change
Net sales	$91,106	100.0	$72,563	100.0	25.6
Cost of sales	67,657	74.3	49,375	68.0	37.0
Gross profit	23,449	25.7	23,188	32.0	1.1
Depreciation expense	1,042	1.2	1,050	1.4	(0.8)
Segment Profit	$24,491	26.9	$24,238	33.4	1.0

Segment net sales as a percentage of consolidated amounts	15.2%		15.0%
Segment Profit as a percentage of consolidated amounts	31.2%		29.3%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior nine-month period	$72,563
Increase in average selling price and change in sales mix	24,361
Favorable foreign currency translation effects	1,184
Decrease in sales volumes	(7,002)
Net sales for the current nine-month period	$91,106

The increase in net sales for the Brazil Segment from the prior nine-month period to the current nine-month period was primarily attributable to higher selling prices in response to increasing input costs, partially offset by lower sales volumes due to a more normalized market share position following a significant but temporary improvement in market share and competitive position during fiscal 2021.

The BRL weighted average exchange rate was 5.32 BRL/USD and 5.43 BRL/USD for the current nine-month period and the prior nine-month period, respectively.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior nine-month period	$24,238
Increase in underlying margins	2,159
Favorable foreign currency translation effects	437
Decrease in sales volumes	(2,343)
Segment Profit for the current nine-month period	$24,491

Segment Profit for the Brazil Segment was generally flat, primarily attributable to strong sales mix and conversion margin amid rising market prices, partially offset by the softer market environment described in the net sales analysis above.

Nylon Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts for the Nylon Segment, were as follows:

	For the Nine Months Ended
	March 27, 2022		March 28, 2021
		% of Net Sales		% of Net Sales	% Change
Net sales	$65,863	100.0	$47,815	100.0	37.7
Cost of sales	63,187	95.9	46,318	96.9	36.4
Gross profit	2,676	4.1	1,497	3.1	78.8
Depreciation expense	1,320	2.0	1,321	2.8	(0.1)
Segment Profit	$3,996	6.1	$2,818	5.9	41.8

Segment net sales as a percentage of consolidated amounts	11.0%		9.9%
Segment Profit as a percentage of consolidated amounts	5.1%		3.4%

The change in net sales for the Nylon Segment was as follows:

Net sales for the prior nine-month period	$47,815
Net change in average selling price and sales mix	9,434
Increase in sales volumes	8,614
Net sales for the current nine-month period	$65,863

The increase in net sales for the Nylon Segment from the prior nine-month period to the current nine-month period was primarily attributable to (i) higher selling prices in response to increasing raw material costs and (ii) higher sales volumes in connection with demand recovery.

The change in Segment Profit for the Nylon Segment was as follows:

Segment Profit for the prior nine-month period	$2,818
Net increase in underlying margins	687
Increase in sales volumes	491
Segment Profit for the current nine-month period	$3,996

The increase in Segment Profit for the Nylon Segment was primarily attributable to a more favorable sales and production mix, partially offset by input cost and labor challenges.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service and share repurchases.  UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver of its credit facility.  For the current nine-month period, cash used by operations was $2,063, and, at March 27, 2022, excess availability under the ABL Revolver was $64,795.

As of March 27, 2022, all of UNIFI’s $97,321 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly 100% of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital and total debt obligations as of March 27, 2022 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$307	$52,665	$52,972
Borrowings available under financing arrangements	64,795	—	64,795
Liquidity	$65,102	$52,665	$117,767

Working capital	$84,009	$160,165	$244,174
Total debt obligations	$97,321	$—	$97,321
UNIFI’s primary cash requirements, in addition to normal course operating activities (e.g. working capital and payroll), primarily include (i) capital expenditures that generally have commitments of up to 12 months, (ii) contractual obligations that support normal course ongoing operations and production, (iii) operating leases and finance leases, and (iv) debt service.

Liquidity Considerations

Throughout the COVID-19 pandemic and the Russia-Ukraine conflict, UNIFI has not experienced any (i) substantial, prolonged issues relating to liquidity; (ii) outbreaks of COVID-19 among employees that significantly affected the Company’s operations; or (iii) other extensive disruptions to ongoing operations. The following are a reflection of UNIFI’s strong liquidity position and access to capital resources:

•	We have not accessed public or private capital markets for recent liquidity needs.
•

We do not currently expect our cost of or access to existing capital and funding sources to change materially; however, new capital and funding sources (if any) may carry higher costs than our current structure.

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

We expect our available borrowings to continue to provide adequate liquidity in the current environment. As global demand appears to remain strong, we do not currently anticipate any adverse events or circumstances will place critical pressure on (i) our liquidity position; (ii) our ability to fund our operations, capital expenditures, and expected business growth; or (iii) the financial targets we have set for fiscal 2025. Should global demand, economic activity, or input availability decline considerably for a prolonged period of time (for example, in connection with the Russia-Ukraine conflict), UNIFI maintains the ability to (i) seek additional credit or financing arrangements or extensions of existing arrangements and/or (ii) re-implement cost reduction initiatives to preserve cash and secure the longevity of the business and operations.

As we anticipate strong textile demand to continue through the remainder of fiscal 2022 and into fiscal 2023, we expect the majority of our capital will be deployed to (i) upgrade the machinery in our U.S., El Salvador and Brazil manufacturing facilities via capital expenditures and (ii) support further working capital needs associated with increased sales.

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	March 27, 2022	March 27, 2022	June 27, 2021
ABL Revolver	December 2023	2.0%	$18,500	$—
ABL Term Loan	December 2023	3.2% (1)	70,000	77,500
Finance lease obligations	(2)	3.5%	7,363	8,475
Construction financing	(3)	1.5%	1,458	882
Total debt			97,321	86,857
Current ABL Term Loan			(12,500)	(12,500)
Current portion of finance lease obligations			(2,009)	(3,545)
Unamortized debt issuance costs			(307)	(476)
Total long-term debt			$82,505	$70,336

(1)	Includes the effects of interest rate swaps.
(2)	Scheduled maturity dates for finance lease obligations range from May 2022 to November 2027.
(3)	Refer to the discussion below under the subheading “Construction Financing” for further information.

As of March 27, 2022:

•	UNIFI was in compliance with all financial covenants in the Credit Agreement,
•	excess availability under the ABL Revolver was $64,795,
•	the Trigger Level (as defined in the Credit Agreement) was $21,250, and
•	$0 of standby letters of credit were outstanding.

UNIFI currently maintains three interest rate swaps as cash flow hedges intended to fix LIBOR at approximately 1.9% on $75,000 of variable-rate debt. Such swaps are scheduled to terminate in May 2022. During the quarter ended December 26, 2021, UNIFI’s outstanding variable-rate debt fell below the combined $75,000 notional amount. Accordingly, the $20,000 notional interest rate swap was de-designated from hedge accounting treatment. The impact of de-designation was not material to the consolidated financial statements.

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

Construction Financing

In May 2021, UNIFI entered into an agreement with a third party lender that provides for construction-period financing for certain eAFK Evo texturing machinery included in our capital allocation plans. UNIFI records project costs to construction in progress and the corresponding liability to construction financing (within long-term debt). The agreement provides for monthly, interest-only payments during the construction period, at a rate of SOFR plus 1.25%, and contains terms customary for a financing of this type.

Each borrowing under the agreement provides for 60 monthly payments, which will commence in the form of a finance lease obligation upon the completion of the construction period with an interest rate of approximately 3.4%. In connection with this construction financing arrangement, UNIFI has borrowed a total of $3,222 and transitioned a total of $1,764 of completed asset costs to finance lease obligations as of March 27, 2022.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the remainder of fiscal 2022, the following four fiscal years and thereafter:

	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter
ABL Revolver	$—	$—	$18,500	$—	$—	$—
ABL Term Loan	5,000	10,000	55,000	—	—	—
Finance lease obligations	820	1,592	1,648	1,553	1,102	648
Total (1)	$5,820	$11,592	$75,148	$1,553	$1,102	$648
(1)	Total reported excludes $1,458 of construction financing, described above.

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	March 27, 2022	June 27, 2021
Long-term debt	$82,505	$70,336
Current portion of long-term debt	14,509	16,045
Unamortized debt issuance costs	307	476
Debt principal	97,321	86,857
Less: cash and cash equivalents	52,972	78,253
Net Debt	$44,349	$8,604

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measures)

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	March 27, 2022	June 27, 2021
Cash and cash equivalents	$52,972	$78,253
Receivables, net	109,531	94,837
Inventories	163,380	141,221
Income taxes receivable	11,664	2,392
Other current assets	20,978	12,364
Accounts payable	(67,134)	(54,259)
Other current liabilities	(18,806)	(31,638)
Income taxes payable	(11,609)	(1,625)
Current operating lease liabilities	(2,293)	(1,856)
Current portion of long-term debt	(14,509)	(16,045)
Working capital	$244,174	$223,644

Less: Cash and cash equivalents	(52,972)	(78,253)
Less: Income taxes receivable	(11,664)	(2,392)
Less: Income taxes payable	11,609	1,625
Less: Current operating lease liabilities	2,293	1,856
Less: Current portion of long-term debt	14,509	16,045
Adjusted Working Capital	$207,949	$162,525

Working capital increased from $223,644 as of June 27, 2021 to $244,174 as of March 27, 2022, while Adjusted Working Capital increased from $162,525 to $207,949.

The decrease in cash and cash equivalents was primarily driven by (i) the increase in receivables, net and inventories, (ii) the routine payment of incentive compensation earned in fiscal 2021, (iii) capital expenditures and (iv) scheduled debt service. The increase in receivables, net was due primarily to an increase in sales pricing as a result of higher raw material costs in the current nine-month period, partially offset by a decrease in BANs held by our Asia Segment.  The increase in inventories was primarily attributable to higher raw material costs in the current nine-month period. The increase in other current assets was primarily due to the reclassification of Brazil’s recovery of non-income taxes from long-term to current based on an accelerated recovery timeline. The increase in accounts payable was consistent with higher raw material costs in the current nine-month period. The decrease in other current liabilities was primarily attributable to the payment of incentive compensation earned in fiscal 2021. The increase in income taxes receivable and income taxes payable primarily reflects the impact of the interim tax provision. The changes in current operating lease liabilities and current portion of long-term debt were insignificant.

Capital Projects

During the current nine-month period, UNIFI invested $30,094 in capital projects, primarily relating to (i) eAFK Evo texturing machinery, (ii) further improvements in production capabilities and technology enhancements in the Americas, and (iii) routine annual maintenance capital expenditures.  Maintenance capital expenditures are necessary to support UNIFI’s current operations, capacities and capabilities and exclude expenses relating to repairs and costs that do not extend an asset’s useful life.

For the remainder of fiscal 2022, we expect to invest up to an additional $11,900 in capital projects for an aggregate annual estimate of $40,000 to $42,000, to include (i) continuing the purchase and installation of new eAFK Evo texturing machines, (ii) making further improvements in production capabilities and technology enhancements in the Americas, and (iii) annual maintenance capital expenditures.

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

As of March 27, 2022, UNIFI repurchased a total of 186 shares since October 2018, at an average price of $22.35 (for a total of $4,150 inclusive of commission costs) pursuant to the 2018 SRP, leaving $45,854 available for repurchase under the 2018 SRP.

Liquidity Summary

UNIFI has met its historical liquidity requirements for working capital, capital expenditures, debt service requirements and other operating needs from its cash flows from operations and available borrowings.  UNIFI believes that its existing cash balances, cash provided by operating activities and borrowings available under the ABL Revolver will enable UNIFI to comply with the terms of its indebtedness and meet its foreseeable liquidity requirements.  Domestically, UNIFI’s cash balances, cash provided by operating activities and borrowings available under the ABL Revolver continue to be sufficient to fund

UNIFI’s domestic operating activities as well as cash commitments for its investing and financing activities.  For its foreign operations, UNIFI expects its existing cash balances, cash provided by operating activities and available foreign financing arrangements to provide the needed liquidity to fund the associated operating activities and investing activities, such as future capital expenditures.   UNIFI’s foreign operations in Asia and Brazil are in a position to obtain local country financing arrangements due to the strong operating results of each subsidiary.

Operating Cash Flows

The significant components of net cash (used) provided by operating activities are summarized below.

	For the Nine Months Ended
	March 27, 2022	March 28, 2021
Net income	$11,675	$15,654
Equity in earnings of unconsolidated affiliates	(385)	(751)
Depreciation and amortization expense	19,176	19,007
Non-cash compensation expense	3,081	2,656
Deferred income taxes	(3,019)	(1,826)
Subtotal	30,528	34,740

Distribution received from unconsolidated affiliate	750	—
Receivables, net	(13,537)	(43,034)
Inventories	(20,170)	(11,825)
Accounts payable and other current liabilities	1,084	33,033
Other changes	(718)	12,796
Net cash (used) provided by operating activities	$(2,063)	$25,710

The decrease in net cash (used) provided by operating activities from the prior nine-month period to the current nine-month period was primarily due to a greater increase in working capital associated with (i) higher raw material costs and consolidated sales activity and (ii) lower other current liabilities resulting from the payment of incentive compensation earned in fiscal 2021.

Investing Cash Flows

Investing activities primarily includes $30,094 for capital expenditures, as previously described in Capital Projects above.

Financing Cash Flows

Financing activities primarily include (i) scheduled payments against the ABL Term Loan and finance leases, (ii) proceeds and payments on the ABL Revolver, (iii) proceeds from construction financing, and (iv) $2,156 for share repurchases during the current nine-month period.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities.  As of March 27, 2022, UNIFI had borrowings under its ABL Facility that totaled $88,500.  After considering the variable rate debt obligations that have been hedged and UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point increase in LIBOR as of March 27, 2022 would result in an increase in annual interest expense of approximately $100.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies.  Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange rate risk.  UNIFI may enter into foreign currency forward contracts to hedge this exposure.  UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of March 27, 2022, UNIFI had no outstanding foreign currency forward contracts.

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

As of March 27, 2022, foreign currency exchange rate risk concepts included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	31.7%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$10,387
Denominated in RMB	31,993
Denominated in BRL	8,717
Denominated in other foreign currencies	141
Total cash and cash equivalents held outside the U.S.	$51,238
Percentage of total cash and cash equivalents held outside the U.S.	96.7%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$1,427

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

As fiscal 2021 concluded, UNIFI experienced cost increases for raw materials, primarily related to (i) increases in petroleum prices and (ii) supply chain disruptions that occurred in Texas during February 2021 due to abnormally cold weather. Our raw material costs remain elevated in fiscal 2022. However, we have been able to implement responsive selling price adjustments for the majority of our portfolio.  While our underlying gross margin has been pressured somewhat during fiscal 2022, we expect the impact of recent selling price adjustments to improve margins in the remainder of the fiscal year. Nonetheless, such costs remain subject to the volatility described above and, should raw material costs increase unexpectedly, UNIFI’s results of operations and cash flows are likely to be adversely impacted.

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

UNIFI’s business is susceptible to risks associated with climate change, including, but not limited to, disruptions to our supply chain, which could potentially impact the production and distribution of our products and availability and pricing of raw materials. Increased frequency and intensity of weather events due to climate change could lead to supply chain disruption, energy and resource rationing, or an adverse event at one of our manufacturing facilities. For example, the February 2021 winter storm in Texas impacted our U.S. supply chain and led to non-routine fees and surcharges being applied to routine business activities and products. Further, the recent energy management initiatives in China temporarily constrained global supply chains and reduced supplier and customer activity. UNIFI remains focused on diversifying our product portfolio and manufacturing footprint while utilizing fewer resources to help address the risks associated with climate change. Nonetheless, the associated risks could adversely impact our results of operations and cash flows.

Item 4.	Controls and Procedures

As of March 27, 2022, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended March 27, 2022 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

Items 2(a) and (b) are not applicable.

(c) The following table summarizes UNIFI’s purchases of its common stock during the fiscal quarter ended March 27, 2022, all of which purchases were made under the 2018 SRP approved by the Board on October 31, 2018, under which UNIFI is authorized to acquire up to $50,000 of common stock.  The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/27/21 – 1/27/22	—	$—	—	$46,805
1/28/22 – 2/27/22	45	$19.04	45	45,948
2/28/22 – 3/27/22	5	$18.93	5	45,854
Total	50	$19.03	50

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

UNIFI, INC.
(Registrant)

Date: May 4, 2022	By:	/s/ CRAIG A. CREATURO
Craig A. Creaturo
Executive Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)