Form 10-K
period 2022-07-03
UNIFI INC
filed 2022-08-31
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2022

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

As of December 26, 2021, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $313,304,229.  The registrant has no non-voting stock.

As of August 29, 2022, the number of shares of the registrant’s common stock outstanding was 18,000,052.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates, and goals.  Statements expressing expectations regarding our future, or projections or estimates relating to products, sales, revenues, expenditures, costs, strategies, initiatives, or earnings, are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on management’s beliefs, assumptions and expectations about our future performance, considering the information currently available to management.  The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “strive,” and words of similar import, or the negative of such words, identify or signal the presence of forward-looking statements.  These statements are not statements of historical fact; and they involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition that we express or imply in any forward-looking statement.  Factors that could contribute to such differences include, but are not limited to:

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

UNIFI, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JULY 3, 2022

Fiscal Year

The fiscal year for Unifi, Inc., its domestic subsidiaries and its subsidiary in El Salvador ends on the Sunday in June or July nearest June 30 of each year. Unifi, Inc.’s fiscal 2022, 2021, and 2020 ended on July 3, 2022, June 27, 2021 and June 28, 2020, respectively.

Unifi, Inc.’s remaining material operating subsidiaries’ fiscal years end on June 30. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal year end and such wholly owned subsidiaries’ fiscal year ends. Unifi, Inc.’s fiscal 2022 consisted of 53 weeks, while fiscal 2021 and 2020 each consisted of 52 weeks.

Presentation

All amounts, except per share amounts, are presented in thousands (000s), unless otherwise noted.

PART I

Item 1.Business

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “UNIFI,” the “Company,” “we,” “us,” or “our”), is a multinational company that manufactures and sells innovative recycled and synthetic products, made from polyester and nylon, primarily to other yarn manufacturers and knitters and weavers (UNIFI’s direct customers) that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial, and other end-use markets (UNIFI’s indirect customers).  We sometimes refer to these indirect customers as “brand partners.” Polyester products include partially oriented yarn (“POY”), textured, solution and package dyed, twisted, beamed, and draw wound yarns, and each is available in virgin or recycled varieties.  Nylon products include virgin or recycled textured, solution dyed and spandex covered yarns. Recycled solutions, made from both pre-consumer and post-consumer waste, include plastic bottle flake (“Flake”) made from polyester, and polymer beads (“Chip”) and staple fiber made from polyester or nylon.

UNIFI maintains one of the textile industry’s most comprehensive product offerings that includes a range of specialized, value-added and commodity solutions, with principal geographic markets in the Americas, Asia, and Europe. UNIFI has direct manufacturing operations in four countries and participates in joint ventures with operations in Israel and the United States (“U.S.”).

UNIFI has three reportable segments based on the primary geographies in which UNIFI distributes its products:

•

The Americas Segment primarily sells recycled and synthetic products to yarn manufacturers, knitters and weavers that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial, medical, and other end‑use markets principally in North and Central America.  The Americas Segment consists of sales and manufacturing operations in the U.S., El Salvador and Colombia that utilize the Dominican Republic—Central America Free Trade Agreement (“CAFTA-DR”) and the United States-Mexico-Canada Agreement (“USMCA”). Prior to the establishment of the USMCA, we benefited from a similar, historical agreement known as the North American Free Trade Agreement (“NAFTA”).

•

The Brazil Segment primarily sells recycled and synthetic products to knitters and weavers that produce fabric for the apparel, home furnishings, automotive, industrial, and other end-use markets principally in Brazil. The Brazil Segment includes a manufacturing location and sales offices in Brazil.

•

The Asia Segment primarily sells recycled and synthetic products to other yarn manufacturers, knitters and weavers that produce fabric for the apparel, home furnishings, automotive, industrial, and other end-use markets principally in Asia and Europe. The Asia Segment has no manufacturing assets and includes sales offices in China, Turkey, and Hong Kong.

Other information for UNIFI’s reportable segments is provided in Note 24, “Business Segment Information,” to the accompanying consolidated financial statements.

Strategic Overview and Operating Results

We believe UNIFI’s underlying performance during recent fiscal years reflects the strength of our global initiative to deliver differentiated solutions to customers and brand partners throughout the world. Our supply chain has been developed and enhanced in multiple regions around the globe, allowing us to deliver a diverse range of fibers and polymers to key customers in the markets we serve, especially apparel. These textile products are supported by quality assurance, product development, product and fabric certifications, hangtags, co-marketing along with technical and customer service teams across UNIFI’s operating subsidiaries. We have developed this successful operating platform by improving operational and business processes and deriving value from sustainability-based initiatives, including polyester and nylon recycling.

This platform has provided growth in our core operations during recent fiscal years and has been augmented by significant capital investments that support the production and delivery of sustainable and innovative solutions. In order to achieve further growth, UNIFI is committed to investing strategically and synergistically in:

•	accelerating innovation and high-quality manufacturing processes;
•	expanding the REPREVE® brand;
•	growing market share in our major textile regions; and
•	penetrating new markets and end-uses.

We believe that further commercial expansion will require a continued stream of new technology and innovation that generates products with meaningful consumer benefits. Along with our recycled platform, UNIFI has significant yarn technologies that provide optimal performance characteristics for today’s marketplace, including moisture management, temperature moderation, stretch, ultra-violet protection, and fire retardation, among others. To achieve further growth, UNIFI remains focused on innovation, bringing to market the next wave of fibers and polymers for tomorrow’s applications. As we invest and grow, sustainability remains at our core. We believe that increasing the awareness for recycled solutions in applications across fibers and polymers and furthering sustainability-based initiatives with like-minded brand partners will be key to our future success. We also believe that our manufacturing processes and our technical knowledge and capabilities will allow us to grow market share and develop new textile programs with new and existing customers. Ultimately, combining leading edge innovation with our prominent, high-quality brand and agile regional business model will allow for underlying sales and profitability growth.

Our recent efforts to alleviate competitive pressures from imported yarn into the U.S. are intended to complement our strategic initiatives and to stabilize the market share decline we have experienced in the U.S., while improving facility utilization and cost absorption. These efforts are further discussed below under the heading “Trade Regulation and Rules of Origin.” Execution on both our strategic and trade initiatives is expected to increase revenue and profitability.

Consistent with our renewed focus on delivering recycled and synthetic fibers around the globe, we executed a strategic divestiture of our 34% minority ownership interest in Parkdale America, LLC (“PAL”) (the “PAL Investment”), a domestic cotton yarn supplier, in fiscal 2020. The PAL Investment was sold for $60,000 in cash to Parkdale, Incorporated (“Parkdale”), the existing majority partner. Cash proceeds from the divestiture provided additional flexibility and liquidity for both long-term opportunities and uncertainty associated with economic volatility.

Fiscal 2022 Financial Performance

In fiscal 2022, global economic recovery, domestic weather events, supply chain challenges, and general inflationary pressures led to higher input costs. In the U.S., rising input costs and a tighter labor pool placed meaningful pressure on our domestic gross profit performance during fiscal 2022.

In the past, selling price adjustments were primarily associated with changes in the price of polyester and nylon raw materials, but the current environment requires that selling price adjustments accommodate significant increases in all categories of input costs, including packaging, supplies, additives, and labor. For the majority of our portfolio, we were able to implement selling price adjustments to protect gross margins. However, some selling price adjustments in the U.S. and Central America were not realized rapidly enough to avoid temporary gross margin declines in certain portions of our portfolio. While we have navigated the dynamic cost environment better than in recent prior years, elevated levels of input costs and lower levels of labor productivity in our manufacturing operations adversely impacted our gross margin and remain headwinds to UNIFI’s profitability.

In order to address these input cost and labor headwinds during fiscal 2022, we (i) instituted responsive selling price adjustments at all locations and (ii) prioritized more focused training and retention initiatives within our domestic manufacturing workforce. We expect both actions to improve our profitability in future periods.

In addition to the recent escalation of input costs, UNIFI experienced inefficiencies in the global supply chain in connection with (i) freight costs and logistics slowdowns in foreign markets; (ii) a tighter labor pool in the U.S.; and (iii) suppressed productivity from our business partners resulting from pandemic-related lockdowns in certain regions, particularly Asia. Despite some stabilization of these events, we experienced global demand volatility and uncertainty in the fourth quarter of fiscal 2022 and at the start of fiscal 2023, as the threat of recession continues to create uncertainty for calendar 2022 and 2023. The existing challenges and future uncertainty, particularly for rising input costs, labor productivity, and global demand, could worsen and/or continue for prolonged periods, materially impacting our Americas and Asia Segments. The need for future selling price adjustments could impact our ability to retain current customer programs and compete successfully for new programs in certain regions.

In fiscal 2022, the Brazil Segment’s results normalized as compared to fiscal 2021.  The performance in fiscal 2021 was largely the result of outperformance by the Brazil Segment that included the temporary capture of market share from competitive imports and higher conversion margin due to the unfavorable dynamics facing competitors related to higher input and freight costs combined with longer delivery times.

The Asia Segment continued to perform well with both new and existing customer programs in fiscal 2022, despite recent disruptions due to COVID-19 lockdowns in China. The Asia Segment is better able to navigate volatility in product demand due to its asset light model and the lack of cost absorption that can be unfavorable in times of weaker demand for more asset intensive operations like our Americas and Brazil Segments.

Russia-Ukraine Conflict

We recognize the disruption to global markets and supply chains caused by Russia’s invasion of Ukraine. While volatility and uncertainty continue, we have no significant customers or supply chain partners in the conflicted region, and we have not been directly impacted by the conflict. Indirectly, we recognize that additional or prolonged impacts to the petroleum or other global markets could cause further inflationary pressures to our raw material costs or unforeseen adverse impacts.

COVID-19 Pandemic

Beginning in March 2020 with the World Health Organization’s declaration of the current COVID-19 outbreak as a global pandemic, the global economy has seen the negative effects of local, state and federal containment efforts.  These measures significantly reduced economic activity and demand for UNIFI’s products from March 2020 to December 2020.

In an effort to protect the health and safety of our employees, customers and communities, UNIFI took proactive, aggressive actions that included social distancing and travel restriction policies for all locations along with reducing costs in both manufacturing and selling, general, and administrative expenses (“SG&A”) without impacting our ability to service customers. These measures were relaxed in fiscal 2022 and are evaluated regularly against local, state, and federal recommendations.

Throughout calendar 2020, the Asia Segment’s overall performance and profitability was moderately impacted by the COVID-19 pandemic, while our Americas and Brazil Segments’ operations were more adversely impacted, most notably in the June 2020 and September 2020 quarters during the most intense declines in global demand.

During fiscal 2021, the local government in Sao Paolo, Brazil issued lockdown orders during late March 2021 that continued into April 2021 in an effort to slow the spread of COVID-19 resulting in store closings and manufacturing shutdowns. The restrictions caused an immediate disruption of our Brazil Segment’s revenue during the quarantine period, although demand levels recovered at the end of fiscal 2021.

Beginning in March 2022, China implemented a strict COVID-19 zero-tolerance policy that included geographic markets near Suzhou, China, where our sales and administrative office is located.  Due to these severe lockdowns in China, the Asia Segment’s results were adversely impacted, primarily during the fourth quarter of fiscal 2022.  We also believe that if these lockdowns remain in place, this could adversely impact the results of our Asia Segment in the first half of fiscal 2023, along with the current global demand uncertainty.

UNIFI has been able to navigate the negative effects of the COVID-19 pandemic to minimize the overall impact to UNIFI for fiscal 2021 and 2022 as global demand and consumer spending were predominantly restored over fiscal 2021 and such economic levels did not decline within fiscal 2022. However, there is no certainty that such levels will continue or increase during the remainder of calendar 2022. Additionally, there is no clear indication that the recent demand and activity levels were the result of sustained economic restoration, as those levels could have been favorably impacted by pent up demand. UNIFI will continue to monitor the Russia-Ukraine conflict, the COVID-19 pandemic, and the potential recessionary pressures that have become pervasive in calendar 2022.

REPREVE®

In the early 2000s, by recycling our own production waste into useful polyester fibers, we took the first steps toward building an important supply chain with a focus on sustainability and environmental responsibility. After nearly two decades, our REPREVE brand has become the quintessential recycled fiber of choice for brand, retail, and textile partners around the globe. REPREVE is most commonly offered in the following fiber forms: polyester staple fiber, polyester filament, nylon staple fiber, and nylon filament, comprising our REPREVE Fiber platform. We also sell REPREVE Chip, which is a polyester resin product. Beyond the high quality, versatility, and breadth of application that REPREVE offers, UNIFI combines transparency, traceability, and certification for REPREVE products to support our customers’ own sustainability narratives.

REPREVE is our flagship and fastest growing brand. As part of our efforts to expand consumer brand recognition of REPREVE, UNIFI has developed recycling-focused sponsorships with various brand partners and other entities that span across sporting, music, and outdoor events. The increasing success and awareness of the REPREVE brand continues to provide new opportunities for growth, allowing for expansion into new end uses and markets for REPREVE, as well as continued growth of the brand with current customers.  This has driven traction with global brands and retailers who obtain value and lasting consumer interest from the innovation and sustainability aspects that REPREVE provides.

We remain committed to sustainability. During fiscal 2022, we achieved a significant milestone by surpassing more than 30 billion recycled plastic bottles transformed since the inception of REPREVE.  In addition, in fiscal 2021, we received comparably favorable Higg Materials Sustainability Index scores for REPREVE produced in the U.S., demonstrating that the brand’s global warming potential is meaningfully better than conventional alternatives such as generic recycled yarn and virgin yarn. Our dedication continues as we pursue our next goal of reaching the 50 billion recycled plastic bottles mark by December 2025. We will continue growing the business for our REPREVE products and believe our engagement and research and development work with brands and retailers continues to create new, worldwide sales opportunities.

The primary metric for tracking growth of the REPREVE brand is REPREVE Fiber sales. REPREVE Fiber represents Unifi's collection of fiber products on its recycled platform, with or without added technologies. Of our consolidated sales in fiscal 2020, 2021, and 2022, REPREVE Fiber comprised 31%, 37%, and 36%, or $186,141, $245,832, and $293,080, respectively.

Capital Investments

In fiscal 2015, we began a significant, three-year capital investment plan to increase our manufacturing capabilities and capacity, expand our technological foundation and customize our asset base to improve our ability to deliver small-lot and high-value solutions. These investments were made primarily for the Americas Segment.

Most notably, we made significant investments in the production and supply chain for REPREVE, including backward integration by building a bottle processing plant and additional production lines in the REPREVE Recycling Center. Furthermore, UNIFI (i) installed bi-component spinning machinery to produce specialized, high-value yarns and (ii) made machinery modifications to meet the ever-changing demands of the market, all while (iii) investing in routine capital maintenance to ensure high-quality manufacturing.

Subsequent to the multi-year capital investment plan, our capital investments have ranged from approximately $15,000 to $25,000 each fiscal year, and most recently include (i) making further improvements in production capabilities and technology enhancements in the Americas and (ii) annual maintenance capital expenditures.

Fiscal 2022 capital investments increased to approximately $40,000 in connection with our plans to invest approximately $100,000 into the Americas and Brazil Segments for new eAFK Evo texturing machinery that has significant efficiency, productivity, and flexibility benefits over our legacy equipment.

In fiscal 2023, we expect to invest between $35,000 and $40,000 in capital projects, including: (i) the purchase and installation of additional eAFK Evo texturing machines, (ii) making further improvements in production capabilities and technology enhancements in the Americas, and (iii) approximately $10,000 to $12,000 of annual maintenance capital expenditures.  We are encouraged by the initial metrics surrounding the eAFK Evo texturing machines currently operating in our facilities, and we expect these upgrades to generate meaningful investment returns in the future.

Nonetheless, economic disruptions and other factors could adversely impact the speed at which we invest in capital projects, as we continue to prioritize liquidity, safety, and maintenance.

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

As of July 3, 2022, UNIFI had repurchased 701 shares at an average price of $15.90, leaving $38,859 available for repurchase under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

Developments in Principal Markets

Americas

Since 2017, apparel production experienced multi-year growth in the North and Central America regions, which comprise the principal markets for UNIFI’s Americas Segment. The share of synthetic apparel production for these regions as a percentage of U.S. retail stabilized at approximately 18%, while retail consumption grew. The CAFTA-DR region, which continues to be a competitive alternative to Asian supply chains for textile products, maintained its share of synthetic apparel supply to U.S. retailers. The relative share of synthetic apparel versus cotton apparel as a proportion of the overall apparel market increased and provided growth for the consumption of synthetic yarns within the CAFTA-DR region.

During the last five fiscal years, several key drivers affected our financial results. During fiscal 2018 and 2019, our operations in the U.S. were unfavorably impacted by (i) rising raw material costs and (ii) a surge of imported polyester textured yarn that depressed our pricing, market share, and fixed cost absorption. During fiscal 2020, our financial results began to improve following more stable import and raw material cost environments. However, the COVID-19 pandemic had a significant unfavorable impact to product demand and our annual profitability suffered accordingly. Near the end of fiscal 2020, we divested a minority interest investment and significantly improved our liquidity position, supporting business preservation and the ability to better capture long-term growth opportunities. Throughout fiscal 2021, our businesses experienced sequential improvement alongside global demand and economic recovery, and we capitalized on profitable opportunities that fueled strong consolidated results. Throughout fiscal 2022, we experienced adverse pressure from rising input costs and weakening labor productivity primarily in our domestic operations. Looking ahead, our operations remain well positioned to capture long-term growth opportunities, and we are working to mitigate any potential recession impacts.

Brazil

UNIFI’s Brazilian operations play a key role in our strategy. This segment is primarily impacted by (i) price pressures from imported fiber, fabric, and finished goods (similar to our U.S. operations), (ii) the inflation rate in Brazil, and (iii) changes in the value of the Brazilian Real (“BRL”).  Competition and economic and political volatility remain challenging conditions in South America, despite our strong performance in fiscal 2021 and 2022, thus UNIFI continues to (i) aggressively pursue mix enrichment by working with customers to develop programs using our differentiated products, including REPREVE and (ii) implement process improvements and manufacturing efficiency plans to help lower per-unit costs.

Asia

UNIFI’s Asia operations remain an important part of our strategy due to the significant capacity and production that exists in Asia, which enhances our ability to service customers with global supply chains.  Competition in the Asia region remains high; however, interest and demand for UNIFI’s products in Asia have helped support strong sales volumes in recent years. We are encouraged by programs undertaken with key brands and retailers that benefit from the diversification and innovation of our global portfolio.

UNIFI’s operations in Asia and Brazil have been critical to global growth and expansion. Looking ahead, we expect to expand into additional markets in Europe, Africa, and the Middle East utilizing the asset-light supply chain and service model that has been successful for us in Asia.

As we expand our operations outside of the Americas, we will continue to evaluate the level of capital investment required to support the needs of our customers and we intend to allocate our resources accordingly.

Industry Overview

UNIFI operates in the textile industry and, within that broad category, the respective markets for yarns, fabrics, fibers, and end-use products, such as apparel and hosiery, automotive, industrial products, and home furnishings, among others.  Even though the textile industry is global, there are several distinctive regional or other geographic markets that often shape the business strategies and operations of participants in the industry.  Because of free trade agreements and other trade regulations entered into by the U.S. government, the U.S. textile industry, which is otherwise a distinctive geographic market on its own, is often considered in conjunction with other geographic markets or regions in North, South, and Central America.

According to data compiled by PCI WoodMackenzie, a global leader in research and analysis for the polyester and raw material markets, global demand for polyester yarns has grown steadily since 1980. In calendar 2003, polyester replaced cotton as the fiber with the largest percentage of worldwide fiber sales.  In calendar 2018, global polyester consumption accounted for an estimated 56% of global fiber consumption, and global demand was projected to increase by approximately 3.0% to 3.5% annually through calendar 2025.  In calendar 2018, global nylon consumption accounted for an estimated 5% of global fiber consumption.  Additionally, due to the higher cost of nylon, the industry may transition certain products from nylon to polyester. The polyester and nylon fiber sectors together accounted for approximately 61% of North American textile consumption during calendar 2018. We estimate that these calendar 2018 trends remained similar or identical throughout calendar 2019. COVID-19 adversely impacted the textile industry during calendar 2020, but we believe the share of polyester and nylon consumption has generally remained unchanged.

According to the National Council of Textile Organizations, the U.S. textile and apparel industry’s total shipments were approximately $65.2 billion for calendar 2021 as the U.S. textile and apparel industry exported nearly $28.4 billion of textile and apparel products.  The U.S. textile industry remains a large manufacturing employer.

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

A significant number of UNIFI’s customers in the apparel market produce finished goods that meet the eligibility requirements for duty-free treatment in the regions covered by the Americas Segment and the Colombia and Peru free trade agreements (collectively, the “Regional FTAs”). These Regional FTAs contain rules of origin requirements in order for covered products to be eligible for duty-free treatment. In the case of textiles such as fabric, yarn (such as POY), fibers (filament and staple), and certain garments made from them, the products are generally required to be fully formed within the respective regions. UNIFI is the largest filament yarn manufacturer, and one of the few producers of qualifying synthetic yarns, in the regions covered by these Regional FTAs.

The U.S. adoption of the USMCA in calendar 2020, did not significantly impact textile and apparel trade in the region. The USMCA includes strong rules of origin and closed several loopholes in the NAFTA that allowed non-originating inputs, such as sewing thread, pocketing, and narrow elastic fabrics.

U.S. legislation commonly referred to as the “Berry Amendment” stipulates that certain textile and apparel articles purchased by the U.S. Department of Defense must be manufactured in the U.S. and must consist of yarns and fibers produced in the U.S. UNIFI believes it is the largest producer of polyester and nylon filament yarns for Berry Amendment compliant purchasing programs.

UNIFI refers to fibers sold with specific rules of origin requirements under the Regional FTAs and the Berry Amendment, as “Compliant Yarns.”  Approximately two-thirds of UNIFI’s sales within the Americas Segment are sold as Compliant Yarns under the terms of the Regional FTAs or the Berry Amendment.

UNIFI believes the requirements of the rules of origin and the associated duty-free cost advantages in the Regional FTAs, together with the Berry Amendment and the growing demand for supplier responsiveness and improved inventory turns, will ensure that a portion of the existing textile industry will remain based in the Americas. UNIFI expects that the region covered by the Americas Segment will continue to maintain its share of apparel production as a percentage of U.S. retail. UNIFI believes the remaining synthetic apparel production within these NACA region markets is more specialized and defensible, and, in some cases, apparel producers are bringing programs back to the NACA region as part of a balanced sourcing strategy for certain brands and retailers.  Because UNIFI is the largest of only a few significant producers of Compliant Yarns under these Regional FTAs, one of UNIFI’s business strategies is to continue to leverage its eligibility status for duty-free processing to increase its share of business with regional and domestic fabric producers who ship their products into this region.

Over the longer term, the textile industry in the NACA region is expected to continue to be impacted by Asian supply chains where costs are much lower and regulation is limited.

Imports of polyester textured yarn from China and India, which increased approximately 79% from calendar 2013 to 2017 and which continued to grow during calendar 2018, remained elevated during fiscal 2019 and created considerable pressure on our margins and competitiveness in the U.S.  Accordingly, in October 2018, UNIFI filed antidumping and countervailing duty cases with the U.S. Department of Commerce (the “Commerce Department”) and the U.S. International Trade Commission (the “ITC”) alleging that dumped and subsidized imports of polyester textured yarn from China and India were causing material injury to the domestic polyester textured yarn industry.

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

Subsequent to the completion of the trade initiatives against China and India, imports from Indonesia, Malaysia, Thailand, and Vietnam (the “Subject Countries”) seemingly replaced the imports from China and India and surged into the U.S. market. Subject import volume from the Subject Countries increased from calendar 2017 to calendar 2019 by over 80%. Similar to the adverse impacts of imports from China and India in previous years, the subject imports from the Subject Countries undersold the domestic industry, taking sales from, and exerting considerable downward pricing pressure on, yarns produced by UNIFI. Accordingly, UNIFI was again a petitioner to the Commerce Department and the ITC alleging dumping of polyester textured yarn in the U.S. market from the Subject Countries.

In December 2020, the ITC made affirmative determinations in its preliminary phase of antidumping duty investigations concerning polyester textured yarn from the Subject Countries. In May 2021, the Commerce Department announced preliminary antidumping duty rates on imports from the Subject Countries. In November 2021, the ITC determined that the U.S. textile industry was materially injured by reason of imports of polyester textured yarn from the Subject Countries, and in December 2021, the Commerce Department issued unanimous final antidumping duty orders on such imports. The applicable rates for the applicable countries range as follows: Indonesia, 7% to 26%; Malaysia, 8%; Thailand, 14% to 56%; and Vietnam, 2% to 22%.

While the ultimate short-term and long-term impacts of these duties are not yet known, UNIFI expects these countervailing and antidumping duty rates to play a significant role in helping to normalize the competitive position of UNIFI’s yarns in the U.S. market against the respective imported yarns.

Competition

The industry in which UNIFI operates is global and highly competitive.  UNIFI competes not only as a global yarn producer, but also as part of a regional supply chain for certain textile products.  For sales of Compliant Yarns, UNIFI competes with a limited number of foreign and domestic producers of polyester and nylon yarns.  For sales of non-Compliant Yarns, UNIFI competes with a larger number of foreign and domestic producers of polyester and nylon yarns that can meet the required customer specifications of quality, reliability, and timeliness. UNIFI is affected by imported textile, apparel, and hosiery products, which adversely impact demand for UNIFI’s polyester and nylon products in certain of its markets.  Several foreign competitors have significant advantages, including lower wages, raw material costs and capital costs and favorable foreign currency exchange rates against the U.S. Dollar (“USD”), any of which could make UNIFI’s products, or the related supply chains, less competitive. While competitors have traditionally focused on high-volume commodity products, they are now increasingly focused on specialty products that UNIFI historically has been able to leverage to generate higher margins.

UNIFI’s major competitors in the Americas region for polyester yarns are Aquafil O'Mara; United Textiles of America S.de R.L. de C.V.; NanYa Plastics Corp. of America (“NanYa”); AKRA, S.A. de C.V.; and C S Central America S.A. de C.V.

UNIFI’s major competitor in Brazil is Petroquimica Suape (Companhia Petroquimica de Pernambuco or PQS), among other traders of imported yarns and fibers.

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

Globally, competitors for our REPREVE products include recycled brands from Far Eastern New Century, Tiejin, Radici, and Polygenta.

Raw Materials, Suppliers and Sourcing

The primary raw material supplier for the Americas Segment of virgin Chip and POY is NanYa.  For the Brazil Segment, Reliance Industries, Ltd. is the primary supplier of POY.  The primary suppliers of nylon raw materials for the Americas Segment are U.N.F. Industries Ltd. (“UNF”); UNF America, LLC (“UNFA”); The LYCRA Company; and Nilit.  Each of UNF and UNFA is a joint venture owned 50% by UNIFI.  Currently, there are multiple domestic and foreign suppliers available to fulfill UNIFI’s sourcing requirements for its recycled products. The majority of plastic bottles we utilize in the U.S. are obtained in open-market transactions from various entities throughout the U.S., while our Asian subsidiaries source recycled materials from various countries and entities throughout Asia.

For its operations in the U.S., UNIFI produces and buys certain of its raw material fibers for Compliant Yarns from a variety of sources in both the U.S. and Israel, and UNIFI produces a portion of its Chip requirements in its REPREVE Recycling Center and purchases the remainder of such requirements from external suppliers for use in its domestic spinning facility to produce POY.  In addition, UNIFI purchases nylon and polyester products for resale from various suppliers.  Although UNIFI does not generally have difficulty obtaining its raw material requirements, UNIFI has, in the past, experienced interruptions or limitations in the supply of certain raw materials.

UNIFI’s bottle processing facility in Reidsville, North Carolina provides a high-quality source of Flake for the REPREVE Recycling Center as well as for sale to external parties. Combined with recent technology advancements in recycling, we believe the Flake produced at the bottle processing facility enhances our ability to grow REPREVE into other markets, such as nonwovens, carpet fiber, and packaging.

The prices of the principal raw materials used by UNIFI continuously fluctuate, and it is difficult or impossible to predict trends or upcoming developments.  During fiscal 2020 and 2021, UNIFI operated in a predominantly decreasing polyester raw material cost environment.  During fiscal 2022, UNIFI operated in a predominantly increasing polyester raw material cost environment.

We consider the raw material price decreases during most of fiscal 2020 and fiscal 2021 to be the result of a decline in global demand, while increasing raw material prices during the second half of fiscal 2021 and most of fiscal 2022 appeared to reflect global demand rebounds and inflationary pressures. The continuing volatility in global crude oil prices is likely to impact UNIFI’s polyester and nylon raw material costs, but it is not possible to predict the timing or amount of the impact or whether the movement in crude oil prices will stabilize, increase, or decrease. In any event, UNIFI monitors these dynamic factors closely and does not currently engage in hedges of polyester or nylon raw materials.

Products, Technologies and Related Markets

Our virgin and recycled products sold across all geographies range from specialty, value-added to commodity. We provide products to a variety of end-use markets, principally apparel, industrial, furnishings, and automotive. We report our recycled portion of consolidated sales via our REPREVE Fiber metric, which comprised 31%, 37%, and 36%, or $186,141, $245,832 and $293,080 of consolidated sales for fiscal 2020, 2021, and 2022, respectively.

We estimate consolidated net sales for fiscal 2022 were distributed across our primary end markets as listed below.

•

Apparel (including hosiery and footwear) represented approximately 70% of net sales.  Apparel retail sales, supply chain inventory levels, and the strength of the regional supply base are vital to this market.

•	Industrial represented approximately 9% of net sales. This market includes medical, belting, tapes, filtration, ropes, protective fabrics, and awnings.
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

•	All other markets represented approximately 8% of our consolidated net sales.

UNIFI also adds value to the overall supply chain for textile products and increases consumer demand for UNIFI’s own products through the development and introduction of branded yarns and technologies that provide unique sustainability, performance, comfort and aesthetic advantages.  UNIFI’s branded portion of its yarn portfolio continues to provide product differentiation to brand partners, mills, and consumers. UNIFI’s branded yarns can be found in a variety of products of well-known international brands, retailers, and department stores.

In addition to the above brands and products, UNIFI combines its research and development efforts with the demands of customers and markets to develop innovative technologies that enhance yarn characteristics. Application of these technologies allows for various, separate benefits, including: water repellency, flame retardation, soil release, enhanced color-fastness achieved with less water use, and protection from ultra-violet rays, among other attributes.

Customers

UNIFI’s Americas Segment, Brazil Segment and Asia Segment serve approximately 550, 400, and 800 customers, respectively, all in a variety of geographic markets. UNIFI’s products are manufactured according to customer specifications and are shipped based upon customer order requirements.  Customer payment terms are generally consistent with prevailing industry practices for the geographies in which we participate.

UNIFI’s consolidated net sales are not materially dependent on a single direct customer and no single direct customer accounts for 10% or more of UNIFI’s consolidated net sales. UNIFI’s top 10 direct customers accounted for approximately 24% of consolidated net sales for fiscal 2022 and approximately 34% of receivables as of July 3, 2022.  However, UNIFI’s consolidated net sales are dependent on demand from a relatively small number of brand partners.

Sales and Marketing

UNIFI employs an internal sales force of approximately 50 persons operating out of sales offices primarily in the U.S., Brazil, China, El Salvador, Colombia, Turkey, and Europe.  UNIFI also relies on independent sales agents for sales in several other countries.  UNIFI seeks to create strong customer relationships and to build and strengthen those relationships throughout the supply chain.  Through frequent communications with customers, partnering in product development, and engaging key downstream brands and retailers, UNIFI has created significant pull-through sales and brand recognition for its products.  For example, UNIFI works with brands and retailers to educate and create demand for its products, including recent engagements involving REPREVE at multiple events and venues in the U.S.  UNIFI then works with key fabric mill partners to develop specific fabrics for those brands and retailers utilizing UNIFI products.  In many of these regards, UNIFI draws upon and integrates the resources of its research and development personnel.  In addition, UNIFI is enhancing co-branding activations with integrated point-of-sale and online marketing with popular brands and retailers to further enable consumers to find REPREVE and other performance technology products in multiple retail channels.  Based on the establishment of many commercial and branded programs, this strategy has been successful for UNIFI.

Product Customization and Manufacturing Processes

UNIFI uses advanced production processes to manufacture its high-quality products cost-effectively in North America, Central America, and Brazil and transfers relevant technical knowledge to its asset light operations in Asia for manufacture with trusted supply chain partners.  UNIFI believes that its flexibility and know-how in producing specialty recycled and synthetic products provide important development and commercialization advantages, in addition to the recent ability to vertically integrate with post-industrial and post-consumer materials.

UNIFI produces Flake, Chip, and POY using recycled materials. In addition to its yarns manufactured from virgin polyester and nylon, UNIFI sells its recycled products externally or further processes them internally to add value for customers seeking recycled components. The REPREVE Bottle Processing Center in Reidsville, North Carolina produces Flake that can be sold externally or further processed internally at our REPREVE Recycling Center in Yadkinville, North Carolina. Recycled polyester Chip output from the REPREVE Recycling Center can be sold externally or further processed internally into polyester POY.

Additional processing of UNIFI’s polyester POY includes texturing, dyeing, twisting, beaming, draw winding, and covering.  The texturing process, involves the use of high-speed machines to draw, heat, and false-twist POY to produce yarn with different physical characteristics, depending on its ultimate end use.  Texturing gives the yarn greater bulk, strength, stretch, consistent dye-ability, and a softer feel, thereby making it suitable for use in the knitting and weaving of fabric.  Solution dyeing and package dyeing allow for matching of customer-specific color requirements for yarns sold into various markets.  Twisting incorporates real twist into filament yarns, which can be sold for a variety of uses, such as sewing thread, home furnishings, and apparel.  Beaming places both textured and covered yarns onto beams to be used by customers in warp knitting and weaving applications.  The draw winding process utilizes heat and draws POY to produce mid-tenacity, flat yarns. Lastly, covering operations utilize a spandex core to produce yarns with more stretch, compression, or comfort.

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

Research and Development

UNIFI employs approximately 140 persons, primarily in the U.S., who work closely with UNIFI’s customers, brand partners, and others to develop a variety of new yarns as well as improvements to the performance properties of existing yarns and fabrics. Among other things, UNIFI evaluates trends and uses the latest technology to create innovative yarns that meet the needs of evolving consumer preferences.  Most of UNIFI’s branded yarns, including its flagship REPREVE brand, were derived from its research and development initiatives.

UNIFI also includes, as part of its research and development initiatives, the use of continuous improvement methodologies to increase its manufacturing and other operational efficiencies, both to enhance product quality and to derive cost savings.

For fiscal 2022, 2021, and 2020, UNIFI incurred $12,103, $11,483, and $11,257, respectively, in costs for research and development (including salaries and benefits of the personnel involved in those efforts).

Intellectual Property

UNIFI has numerous trademarks registered in the U.S. and in other countries and jurisdictions around the world.  Due to its current brand recognition and potential growth opportunities, UNIFI believes that its portfolio of registered REPREVE trademarks is its most significant trademark asset.  Ownership rights in registered trademarks typically do not expire if the trademarks are continued in use and properly protected under applicable law.

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

Human Capital (not presented in thousands)

As of July 3, 2022, UNIFI had approximately 3,100 employees, which includes approximately 300 individuals working under temporary labor contracts.  The number of employees in each of the Americas, Brazil, and Asia Segments and the corporate office were approximately 2,270, 630, 90, and 110, respectively, at July 3, 2022.  While employees of our Brazil Segment are unionized, none of the labor forces employed by UNIFI’s domestic or other foreign subsidiaries are currently covered by a collective bargaining agreement.  UNIFI believes the Company has a good relationship with its employees.

We believe in the importance of the retention, growth, and development of our employees. UNIFI endeavors to offer competitive compensation and benefits packages to our employees, as well as professional development opportunities to cultivate talent throughout the organization. We are focused on employee health and safety initiatives and have implemented protocols during the COVID-19 pandemic to enhance workplace safety. We also value people and ideas from varying backgrounds and are constantly striving to create a more diverse workforce and inclusive organization.

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

Inflation

Prior to fiscal 2021, UNIFI’s input costs had experienced steady and predictable increases. However, in calendar 2021 and 2022, UNIFI, along with many other textile manufacturers and a range of other industries, began to experience above-average inflationary pressures on a range of input costs, including but not limited to labor, freight, energy, and raw materials. Accordingly, we began implementing responsive selling price adjustments during both fiscal 2021 and 2022 to protect gross margins. While our selling price adjustments have thus far been successful at mitigating much of the inflationary pressure that has occurred, further significant fluctuations in input costs may not be immediately recoverable via selling price adjustments and our gross margins could suffer. However, we monitor our input costs closely, and we expect to maintain our ability to respond quickly to cost fluctuations to minimize any potential adverse impacts to earnings.

Beyond the current inflationary environment experienced in fiscal 2022, UNIFI expects that costs could continue to rise long term for certain consumables used to produce and ship its products, as well as for its utilities and labor. UNIFI expects to mitigate the impacts of such rising costs through increased operational efficiencies and increased selling prices, but rising inflation could be a factor that negatively impacts UNIFI’s profitability.

Environmental Matters

UNIFI is subject to various federal, state, and local environmental laws and regulations limiting the use, storage, handling, release, discharge, and disposal of a variety of hazardous substances and wastes used in or resulting from its operations (and to potential remediation obligations thereunder).  These laws include the Federal Water Pollution Control Act, the Clean Air Act, the Resource Conservation and Recovery Act (including provisions relating to underground storage tanks), the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as “Superfund” or “CERCLA” and various state counterparts to such laws.  UNIFI’s operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations issued thereunder, which, among other things, establish exposure standards regarding hazardous materials and noise standards and regulate the use of hazardous chemicals in the workplace.

UNIFI believes that it has obtained, and is in compliance in all material respects with, all significant permits required to be issued by federal, state, or local law in connection with the operation of its business.  UNIFI also believes that the operation of its production facilities and its disposal of waste materials are substantially in compliance with applicable federal, state, and local laws and regulations, and that there are no material ongoing or anticipated capital expenditures associated with environmental control facilities necessary to remain in compliance with such provisions.  UNIFI incurs normal operating costs associated with the discharge of materials into the environment but does not believe that these costs are material or inconsistent with those of its domestic competitors.

On September 30, 2004, Unifi Kinston, LLC (“UK”), a subsidiary of Unifi, Inc., completed its acquisition of polyester filament manufacturing assets located in Kinston, North Carolina (“Kinston”) from INVISTA.  The land for the Kinston site was leased pursuant to a 99-year ground lease (the “Ground Lease”) with E.I. DuPont de Nemours (“DuPont”).  Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the U.S. Environmental Protection Agency and the North Carolina Department of Environmental Quality (“DEQ”) pursuant to the Resource Conservation and Recovery Act Corrective Action program.  The program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and remediate the AOCs to comply with applicable regulatory standards.  Effective March 20, 2008, UK entered into a lease termination agreement associated with conveyance of certain assets at the Kinston site to DuPont.  This agreement terminated the Ground Lease and relieved UK of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to UK’s period of operation of the Kinston site, which was from 2004 to 2008.  At this time, UNIFI has no basis to determine if or when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same. UK continues to own property (the “Kentec site”) acquired in the 2004 transaction with INVISTA that has contamination from DuPont’s prior operations and is monitored by DEQ.  The Kentec site has been remediated by DuPont, and DuPont has received authority from DEQ to discontinue further remediation, other than natural attenuation.  Prior to transfer of responsibility to UK, DuPont and UK had a duty to monitor and report the environmental status of the Kentec site to DEQ. Effective April 10, 2019, UK assumed sole remediator responsibility of the Kentec site pursuant to its contractual obligations with INVISTA and received $180 of net monitoring and reporting costs due from DuPont.  In connection with monitoring, UK expects to sample and report to DEQ annually. At this time, UNIFI does not expect any active site remediation will be required but expects that any costs associated with active site remediation, if ever required, would likely be immaterial.

Joint Ventures and Unconsolidated Affiliates

UNIFI participates in two joint ventures that supply raw materials to the Americas Segment, one located in the U.S. and one in Israel.  As of July 3, 2022, UNIFI had $2,072 recorded for these investments in unconsolidated affiliates. Other information regarding UNIFI’s unconsolidated affiliates is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10, “Other Non-Current Assets” under the subheading “Investments in Unconsolidated Affiliates and Variable Interest Entities,” to the accompanying consolidated financial statements.

During fiscal 2020, UNIFI and Parkdale finalized negotiations to sell UNIFI’s PAL Investment to Parkdale for $60,000. The transaction closed on April 29, 2020, and UNIFI received $60,000 in cash.

Available Information

UNIFI’s website is www.unifi.com.  Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements and other information we file with, or furnish to, the SEC are available free of charge on our website. We make these documents available as soon as reasonably practicable after we electronically transmit them to the SEC. Except as otherwise stated in these documents, the information on our website is not a part of this Annual Report and is not incorporated by reference in this Annual Report or any of our other filings with the SEC. In addition, many of our corporate governance documents are available on our website, including our: Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Corporate Governance Guidelines, Code of Business Conduct and Ethics, Ethical Business Conduct Policy Statement, and Code of Ethics for Senior Financial and Executive Officers.  Copies of such materials, as well as any of our SEC reports and all amendments thereto, may also be obtained without charge by writing to Unifi, Inc., 7201 West Friendly Avenue, Greensboro, North Carolina 27410, Attention: Corporate Secretary.

Item 1A. Risk Factors

Many of the factors that affect UNIFI’s business and operations involve risk and uncertainty. The factors described below are some of the risks that could materially negatively affect UNIFI’s business, financial condition, results of operations, and cash flows. You should consider all such risks in evaluating UNIFI or making any investment decision involving UNIFI.

Strategic Risks

UNIFI faces intense competition from a number of domestic and foreign yarn producers and importers of foreign-sourced fabric, apparel, and other textile products. Because UNIFI and the supply chains in which UNIFI conducts its business do not typically operate on the basis of long-term contracts with textile customers or brand partners, these competitive factors could cause UNIFI’s customers or brand partners to shift rapidly to other producers.

UNIFI competes not only against domestic and foreign yarn producers, but also against importers of foreign-sourced fabric, apparel, and other textile products into the U.S. and other countries in which UNIFI does business, particularly in Brazil with respect to commodity yarn products. The primary competitive factors in the textile industry include price, quality, product styling, performance attributes and differentiation, brand reputation, flexibility and location of production and finishing, delivery time, and customer service. The needs of certain customers and brand partners and the characteristics of particular products determine the relative importance of these various factors. A large number of UNIFI’s foreign competitors have significant competitive advantages that may include lower labor and raw material costs, production facilities in locations outside UNIFI’s existing supply chain, government subsidies, and favorable foreign currency exchange rates against the USD. If any of these advantages increase, if new and/or larger competitors emerge in the future, or if UNIFI’s brand reputation is detrimentally impacted, UNIFI’s products could become less competitive, and its sales and profits may decrease as a result. In particular, devaluation of the Chinese currency against the USD could result in UNIFI’s products becoming less competitive from a pricing standpoint and/or could result in the NACA region losing market share to Chinese imports, thereby adversely impacting UNIFI’s sales and profits.  While these foreign competitors have traditionally focused on commodity production, they are now increasingly focused on value-added products. UNIFI may not be able to continue to compete effectively with foreign-made textile and apparel products, which would materially adversely affect its business, financial condition, results of operations or cash flows.  Similarly, to maximize their own supply chain efficiency, customers and brand partners sometimes request that UNIFI’s products be produced and sourced from specific geographic locations that are in close proximity to the customer’s fabric mills or that have other desirable attributes from the customer’s perspective.  These locations are sometimes situated outside the footprint of UNIFI’s existing global supply chain. If UNIFI is unable to move production based on customer requests or other shifts in regional demand, we may lose sales and experience an adverse effect on our business, financial condition, results of operations, or cash flows.

A significant portion of our sales is dependent upon demand from a few large brand partners.

UNIFI’s strategy involves the sale of products and solutions to other yarn manufacturers and knitters and weavers (UNIFI’s direct customers) that produce yarn and/or fabric for brands and retailers in the apparel, hosiery, home furnishings, automotive, industrial and other end-use markets (UNIFI’s indirect customers).  We refer to these indirect customers as “brand partners.”  Although we generally do not derive revenue directly from our brand partners, sales volumes to our direct customers are linked with demand from our brand partners because our direct sales generally form a part of our brand partners’ supply chains.  A significant portion of our overall sales is tied to ongoing programs for a limited number of brand partners.  Our future operating results depend on both the success of our largest brand partners and on our success in diversifying our products and our indirect customer base.  Because we typically do not operate on the basis of long-term contracts, our customers and brand partners can cease incorporating our products into their own with little notice to us and with little or no penalty.  The loss of a large brand partner, and the failure to add new customers to replace the corresponding lost sales, would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Petroleum-based chemicals and recycled plastic bottles comprise a significant portion of UNIFI’s raw materials. The prices for these products and related energy costs are volatile and dependent on global supply and demand dynamics, including geo-political risks.  While UNIFI enters into raw material supply agreements from time to time, these agreements typically provide index pricing based on quoted market prices. Therefore, supply agreements provide only limited protection against price volatility. UNIFI attempts to pass on to its customers increases in raw material costs, but at times it cannot. When it can, there is typically a time lag that adversely affects UNIFI and its margins during one or more quarters.  Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of certain raw materials in the prior quarter.  Pricing adjustments for other customers must be negotiated independently.  In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one to two fiscal quarters of the raw material price increase for its index priced customers and within two fiscal quarters of the raw material price increase for its non-index priced customers.  UNIFI has lost in the past (and expects that it may lose in the future) customers to its competitors as a result of price increases. In addition, competitors may be able to obtain raw materials at a lower cost due to market regulations that favor local producers in certain foreign locations where UNIFI operates, and certain other market regulations that favor UNIFI over other producers may be amended or repealed. Additionally, inflation can have a long-term impact by increasing the costs of materials, labor and/or energy, any of which costs may adversely impact UNIFI’s ability to maintain satisfactory margins. If UNIFI is not able to pass on such cost increases to customers in a timely manner (or if it loses a large number of customers to competitors as a result of price increases), the result could be material and adverse to its business, financial condition, results of operations, or cash flows.

Depending on the price volatility of petroleum-based inputs, recycled bottles, and other raw materials, the price gap between virgin chip and recycled chip could make virgin raw materials more cost-effective than recycled raw materials, which could result in an adverse effect on UNIFI’s ability to sell its REPREVE brand recycled products profitably.

The success of UNIFI’s business is tied to the strength and reputation of its brands. If the reputation of one or more of our brands erodes significantly, it could have a material impact on our financial results.

UNIFI has invested heavily in branding and marketing initiatives, and certain of our brands, particularly our REPREVE brand, have widespread recognition.  Our financial success is directly dependent on the success of our brands.  The success of a brand can suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers.  Our financial results could also be negatively impacted if one of our brands suffers substantial harm to its reputation due to a product recall, product-related litigation, the sale of counterfeit products, or other circumstances that tarnish the qualities and values represented by our brands.  Part of our strategy also includes the license of our trademarks to brand partners, customers, independent contractors, and other third parties.  For example, we license our REPREVE trademarks to brand partners that feature this trademark on their marketing materials as part of a co-branded environmental sustainability product narrative.  Although we make concerted efforts to protect our brands through quality control mechanisms and contractual obligations imposed on our licensees, there is a risk that some licensees might not be in full compliance with those mechanisms and obligations.  If the reputation of one or more of our brands is significantly eroded, it could adversely affect our sales, results of operations, cash flows, and/or financial condition.

UNIFI’s future success will depend in part on its ability to protect and preserve its intellectual property rights, and UNIFI’s inability to enforce these rights could cause it to lose sales, reduce any competitive advantage it has developed or otherwise harm its business.

UNIFI’s future success depends in part on its ability to protect and preserve its rights in the trademarks and other intellectual property it owns or licenses, including its proprietary know-how, methods and processes. UNIFI relies on the trademark, copyright, and trade secret laws of the U.S. and other countries, as well as nondisclosure and confidentiality agreements, to protect its intellectual property rights. However, UNIFI may be unable to prevent third parties, employees, or contractors from using its intellectual property without authorization, breaching nondisclosure or confidentiality agreements, or independently developing technology that is similar to UNIFI’s. The use of UNIFI’s intellectual property by others without authorization may cause it to lose sales, reduce any competitive advantage UNIFI has developed, or otherwise harm its business.

Financial Risks

UNIFI has significant foreign operations, and its consolidated results of operations and business may be adversely affected by the risks associated with doing business in foreign locations, including the risk of fluctuations in foreign currency exchange rates.

UNIFI has foreign operations in Brazil, China, Colombia, El Salvador, and Turkey and participates in joint ventures located in Israel.  In addition, to help service its customers, UNIFI from time to time engages with third-party independent contractors to provide sales and distribution, manufacturing, and other operational and administrative support services in locations around the world. UNIFI serves customers throughout the Americas and Asia, as well as various countries in Europe. UNIFI’s foreign operations are subject to certain political, tax, economic, and other uncertainties not encountered by its domestic operations that can materially impact UNIFI’s supply chains or other aspects of its foreign operations. The risks of international operations include trade barriers, duties, exchange controls, national and regional labor strikes, social and political unrest, general economic risks, compliance with a variety of foreign laws (including tax laws), the difficulty of enforcing agreements and collecting receivables through foreign legal systems, taxes on distributions or deemed distributions to UNIFI or any of its U.S. subsidiaries, maintenance of minimum capital requirements, and import and export controls. UNIFI’s consolidated results of operations and business could be adversely affected as a result of a significant adverse development with respect to any of these risks.

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

In addition, due to its foreign operations, a risk exists that UNIFI’s employees, contractors, or agents could engage in business practices prohibited by U.S. laws and regulations applicable to the Company, such as the Foreign Corrupt Practices Act or the anti-bribery and corruption laws and regulations of other countries in which we do business.  UNIFI maintains policies prohibiting these practices but remains subject to the risk that one or more of its employees, contractors, or agents, specifically ones based in or from countries where such practices are customary, will engage in business practices in violation of these laws and regulations.  Any such violations, even if in breach of UNIFI’s policies, could adversely affect its business or financial performance.

UNIFI may be subject to greater tax liabilities.

UNIFI is subject to income tax and other taxes in the U.S. and in numerous foreign jurisdictions. UNIFI’s domestic and foreign income tax liabilities are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of taxes paid is subject to UNIFI’s interpretation of applicable tax laws in the jurisdictions in which we operate. Changes in tax laws including further regulatory developments arising from U.S. tax reform legislation, judicial interpretations in the jurisdictions in which we operate, and multi-jurisdictional changes enacted in response to the action items provided by the Organization for Economic Co-operation and Development could have an adverse effect on UNIFI’s business, financial condition, operating results, and cash flows. Significant judgment, knowledge, and experience are required in determining our worldwide provision for income taxes.

UNIFI requires cash to service its indebtedness and to fund capital expenditures and strategic initiatives, and its ability to generate sufficient cash for those purposes depends on many factors beyond its control.

UNIFI’s principal sources of liquidity are cash flows generated from operations and borrowings under its credit facility. UNIFI’s ability to make payments on its indebtedness and to fund planned capital expenditures and strategic initiatives will depend on its ability to generate future cash flows from operations. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond UNIFI’s control. The business may not generate sufficient cash flows from operations, and future borrowings may not be available to UNIFI in amounts sufficient to enable UNIFI to pay its indebtedness and to fund its other liquidity needs. Any such development would have a material adverse effect on UNIFI.

Operational Risks

UNIFI depends on limited sources for certain of its raw materials, and interruptions in supply could increase its costs of production, cause production inefficiencies, or lead to a halt in production.

UNIFI depends on a limited number of third parties for certain raw material supplies, such as POY, Chip, dyes, and chemicals. Although alternative sources of raw materials exist, UNIFI may not be able to obtain adequate supplies of such materials on acceptable terms, or at all, from other sources. UNIFI is dependent on USMCA/NAFTA, CAFTA-DR, and Berry Amendment qualified suppliers of raw materials for the production of Compliant Yarns. These suppliers are also at risk with their raw material supply chains. Any significant disruption or curtailment in the supply of any of its raw materials could cause UNIFI to reduce or cease its production for an extended period, or require UNIFI to increase its pricing, any of which could have a material adverse effect on its business, financial condition, results of operations, or cash flows.

A disruption at one of our facilities could harm our business and result in significant losses, lead to a decline in sales, and increase our costs and expenses.

Our operations and business could be disrupted by natural disasters, industrial accidents, power or water shortages, extreme weather conditions, pandemics, and other man-made disasters or catastrophic events.  We carry commercial property damage and business interruption insurance against various risks, with limits we deem adequate, for reimbursement for damage to our fixed assets and resulting disruption of our operations.  However, the occurrence of any of these business disruptions could harm our business and result in significant losses, lead to a decline in sales and increase our costs and expenses.  Any disruptions from these events could require substantial expenditures and recovery time to resume operations and could also have a material adverse effect on our operations and financial results to the extent losses are uninsured or exceed insurance recoveries and to the extent that such disruptions adversely impact our relationships with our customers.

Our business and operations could suffer in the event of cybersecurity breaches.

Attempts to gain unauthorized access to our information technology systems have become increasingly more sophisticated over time. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases we might be unaware of an incident or its magnitude and effects. We carry data protection liability insurance against cyber attacks, with limits we deem adequate for the reimbursement for damage to our computers, equipment, and networks and resulting disruption of our operations. Any disruption from a cyber attack could require substantial expenditures and recovery time in order to fully resume operations and could also have a material adverse effect on our operations and financial results to the extent losses are uninsured or exceed insurance recoveries and to the extent that such disruptions adversely impact our relationships with our customers. We have been a target of cybersecurity attacks in the past and, while such attacks have not resulted in a material impact on our operations, business, or customer relationships, such attacks could in the future.

The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, or otherwise adversely affect our business. To the extent that any cybersecurity breach results in inappropriate disclosure of our customers’ or brand partners’ confidential information, we may incur a liability as a result. In addition, devoting additional resources to the security of our information technology systems in the future could significantly increase the cost of doing business or otherwise adversely impact our financial results.

A decline or change in general economic conditions, political conditions, and/or levels of consumer spending could cause a decline in demand for textile products, including UNIFI’s products.

UNIFI’s products are used in the production of fabric primarily for the apparel, hosiery, home furnishings, automotive, industrial, and other end-use markets. Demand for furniture and other durable goods is often affected significantly by economic conditions that have global or regional industry-wide consequences. Demand for a number of categories of apparel also tends to be tied to economic cycles and customer preferences that affect the textile industry in general. Demand for textile products, therefore, tends to vary with the business cycles of the U.S. and other economies, as well as changes in global trade flows, and economic and political conditions.  Additionally, prolonged economic downturns that negatively impact UNIFI’s results of operations and cash flows could result in future material impairment charges to write-down the carrying value of certain assets, including facilities and equipment, amortizable intangible assets, and equity affiliates.

Changes in consumer spending, customer preferences, fashion trends, and end uses for UNIFI’s products could weaken UNIFI’s competitive position and cause UNIFI’s products to become less competitive, and its sales and profits may decrease as a result.  Additionally, the end-consumer retail and apparel markets may continue to experience difficult conditions characterized by reduced retail traffic and growth in online sales channels, which may cause bankruptcies, store closures, and other transformations for traditional retail enterprises, which could have an adverse effect on UNIFI’s business and financial condition.

Historic trends indicate weakening performance in the nylon sector on a global basis. If further declines are significant in any one year or the cumulative decline over a number of years is significant, the impact could have a material adverse effect on UNIFI’s business, financial condition, results of operations, or cash flows.

General Risks

Unfavorable changes in trade policies and/or violations of existing trade policies could weaken UNIFI’s competitive position significantly and have a material adverse effect on its business.

A number of markets within the textile industry in which UNIFI sells its products, particularly the apparel, hosiery, and home furnishings markets, are subject to intense foreign competition. Other markets within the textile industry in which UNIFI sells its products may in the future become subject to more intense foreign competition. There are currently a number of trade regulations and duties in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as those in China, India, and Vietnam.  Political and policy-driven influences are subjecting international trade regulations to significant volatility. Future changes in such trade regulations or duties may make the price of UNIFI’s products less attractive than the goods of its competitors or the finished products of a competitor in the supply chain, which could have a material adverse effect on UNIFI’s business, financial condition, results of operations, or cash flows.  Such changes in U.S. import duties might also result in increased indirect costs on items imported to support UNIFI’s domestic operations and/or countervailing or responsive changes applicable to exports of our products outside the U.S.

According to industry experts and trade associations, there has been a significant amount of illegal transshipments of POY and apparel products into the U.S. and into certain other countries in the NACA region in which UNIFI competes. Illegal transshipment involves circumventing duties by falsely claiming that textiles and apparel are products of a particular country of origin (or include yarn of a particular country of origin) to avoid paying higher duties or to receive benefits from regional free trade agreements, such as USMCA/NAFTA and CAFTA-DR. If illegal transshipments are not monitored, and if enforcement is not effective to limit them, these shipments could have a material adverse effect on UNIFI’s business, financial condition, results of operations, or cash flows.

In order to compete effectively, we must attract, retain, and motivate key employees, and our failure to do so could harm our business and our results of operations.

In order to compete effectively, we must attract and retain qualified employees.  Our future operating results and success depend on retaining key personnel and management as well as expanding our technical, sales and marketing, innovation, and administrative support.  The competition for qualified personnel is intense, particularly as it relates to hourly personnel in the domestic communities in which our manufacturing facilities are located.  We cannot be sure that we will be able to attract and retain qualified personnel in the future, which could harm our business and results of operations.

Catastrophic or extraordinary events, including epidemics or pandemics such as the COVID-19 pandemic, could disrupt global economic activity and/or demand and negatively impact our financial performance and results of operations.

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending, and affecting global supply chains. The duration of the COVID-19 pandemic and its long-term impact on our businesses is currently unknown.

Ongoing containment efforts such as travel bans and restrictions, quarantines, and business shutdowns continue to negatively impact the global economy. Specifically, containment efforts in China have impacted our supply chain, negatively impacting the results of our Asia Segment. The duration of these containment efforts and future impact on our business is difficult to predict.

UNIFI will continue to monitor the COVID-19 pandemic by prioritizing health and safety while delivering on customer demand. However, the COVID-19 pandemic could resurge or another epidemic or pandemic could arise, and, accordingly, we will remain diligent and responsive to ensure the vitality of the organization.

The risks associated with climate change, localized energy management initiatives, and other environmental impacts could negatively affect UNIFI’s business and operations.

UNIFI’s business is susceptible to risks associated with climate change, including, but not limited to, disruptions to our supply chain, which could potentially impact the production and distribution of our products and availability and pricing of raw materials. Increased frequency and intensity of weather events due to climate change could lead to supply chain disruption, energy and resource rationing, or an adverse event at one of our manufacturing facilities or the facilities of our manufacturing partners. Further, the recent energy management initiatives in China temporarily constrained global supply chains and reduced supplier and customer activity. UNIFI remains focused on diversifying our product portfolio and manufacturing footprint while utilizing fewer resources to help address the risks associated with climate change. Nonetheless, the associated risks could adversely impact our results of operations and cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table contains information about the principal properties owned or leased by UNIFI as of July 3, 2022:

Location	Principal Use	Approx. Total Area (Sq. Ft.)	Owned or Leased
Administrative
Greensboro, North Carolina	Corporate headquarters	121,000	Owned

Americas Segment
Domestic
Yadkinville, North Carolina	Manufacturing facility	261,000	Owned
Yadkinville, North Carolina	Manufacturing facility	212,000	Owned
Yadkinville, North Carolina	Manufacturing facility	812,000	Owned
Yadkinville, North Carolina	Manufacturing facility	413,000	Owned
Yadkinville, North Carolina	Manufacturing facility	147,000	Owned
Yadkinville, North Carolina	Warehouse	400,000	Owned
Yadkinville, North Carolina	Warehouse	120,000	Owned
Yadkinville, North Carolina	Warehouse	217,000	Owned
Yadkinville, North Carolina	Warehouse	61,000	Leased
Yadkinville, North Carolina	Warehouse	82,000	Leased

Reidsville, North Carolina	Manufacturing facility	384,000	Owned
Reidsville, North Carolina	Manufacturing facility	160,000	Owned
Reidsville, North Carolina	Warehouse	80,000	Leased

Madison, North Carolina	Manufacturing facility	947,000	Owned
Madison, North Carolina	Warehouse	31,000	Owned
Ridgeway, Virginia	Warehouse	12,000	Leased

Foreign
Ciudad Arce, El Salvador	Manufacturing facility	132,000	Leased
Ciudad Arce, El Salvador	Warehouse	49,000	Leased

Bogota, Colombia	Manufacturing facility	31,000	Owned
Bogota, Colombia	Sales office	1,000	Leased

Brazil Segment
Foreign
Alfenas, Brazil	Manufacturing facility	355,000	Owned
Alfenas, Brazil	Warehouse	307,000	Owned
Sao Paulo, Brazil	Corporate office	12,000	Leased

Asia Segment
Foreign
Suzhou, China	Sales office	16,000	Leased
Suzhou, China	Warehouse	75,000	Leased
Suzhou, China	Warehouse	59,000	Leased

Management believes all of UNIFI’s operating properties are well maintained and in good condition.  In fiscal 2022, UNIFI’s manufacturing facilities in the Americas Segment operated below capacity for most of the year, in part due to the availability and productivity of labor.  Management does not perceive any capacity constraints in the foreseeable future.

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

Edmund M. Ingle – Age: 57 – Mr. Ingle has served as Chief Executive Officer of UNIFI and a member of UNIFI’s Board since June 2020.  From May 2019 to June 2020, he served as Chief Executive Officer of the Recycling group of Indorama Ventures, a world-class chemicals company and a global integrated leader in PET and fibers serving major customers in diversified end-use markets.  From May 2018 to May 2019, he was Chairperson and Chief Executive Officer of Indorama’s Wellman International division.  Prior to that, Mr. Ingle was with UNIFI for approximately 30 years, during which time he held various key leadership positions, including Vice President of Global Corporate Sustainability, Vice President of Supply Chain, General Manager of the Company’s Flake and Chip business, Vice President and General Manager of REPREVE® Polymers, General Manager of the Company’s Nylon business, and Director of Global Procurement.

Albert P. Carey – Age: 70 – Mr. Carey has served as Executive Chairman of the Board of UNIFI since April 2019.  Mr. Carey previously served as Non-Executive Chairman of the Board of the Company from January 2019 to March 2019.  In March 2019, Mr. Carey retired from PepsiCo, Inc., a consumer products company, after a 38-year career with the company in which he held a number of senior leadership roles, including Chief Executive Officer of PepsiCo North America from March 2016 to January 2019, Chief Executive Officer of PepsiCo North America Beverages from July 2015 to March 2016, Chief Executive Officer of PepsiCo Americas Beverages from September 2011 to July 2015, and President and Chief Executive Officer of Frito-Lay North America from June 2006 to September 2011.

Craig A. Creaturo – Age: 52 – Mr. Creaturo has served as Executive Vice President & Chief Financial Officer of UNIFI since September 2019.  Mr. Creaturo served as Chief Financial Officer & Vice President-Administration of Chromalox, Inc., an advanced thermal technologies manufacturing company, from February 2015 to March 2019.  Prior to that, he served as Chief Financial Officer of II-VI Incorporated (“II-VI”), a publicly traded global leader in engineered materials and optoelectronic components, from 2004 to 2014, Treasurer of II-VI from 2000 to 2014, and Corporate Controller of II-VI from 1998 to 2000.  From 1992 to 1998, he held a variety of audit roles at Arthur Andersen LLP.  Mr. Creaturo is a Certified Public Accountant in the Commonwealth of Pennsylvania.

Hongjun Ning – Age: 55 – Mr. Ning has served as an Executive Vice President of UNIFI since July 2020, President of Unifi Textiles (Suzhou) Co. Ltd. (“UTSC”) (UNIFI’s subsidiary in China) since March 2020 and President of Unifi Asia Pacific since June 2017.  Previously, he served as Vice President of UTSC from September 2013 to June 2017, Director of Sales & Marketing of UTSC from August 2008 to September 2013, and General Manager, Sales & Marketing of a former UNIFI joint venture in China from January 2006 to August 2008.

Gregory K. Sigmon – Age: 32 – Mr. Sigmon, has served as an Executive Officer of UNIFI since July 2022 and as General Counsel and Corporate Secretary of the Company since June 2020. Previously, Mr. Sigmon served as a Vice President of UNIFI from July 2020 to July 2022 and as Assistant General Counsel of the Company from September 2019 to June 2020. Before joining UNIFI, Mr. Sigmon served as an officer in the legal department of BB&T Corporation in Winston-Salem, North Carolina (“BB&T”), where he was a Vice President from April 2018 to August 2019, an Assistant Vice President from September 2015 to March 2018, and a graduate of BB&T’s Leadership Development Program. Mr. Sigmon is a member of the North Carolina State Bar.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

UNIFI’s common stock is listed for trading on the New York Stock Exchange (the “NYSE”) under the symbol “UFI.”

As of August 26, 2022, there were 125 record holders of UNIFI’s common stock.  A significant number of the outstanding shares of common stock that are beneficially owned by individuals and entities are registered in the name of Cede & Co.  Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.  UNIFI estimates that there are approximately 5,900 beneficial owners of its common stock.

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

Purchases of Equity Securities

On October 31, 2018, UNIFI announced that the Board approved the 2018 SRP under which UNIFI is authorized to acquire up to $50,000 of its common stock. Under the 2018 SRP, purchases may be made from time to time in the open market at prevailing market prices, through private transactions, or via block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements, and other factors. The share repurchase authorization is discretionary and has no expiration date.

As of July 3, 2022, UNIFI has repurchased 701 shares at an average price of $15.90, leaving $38,859 available for repurchase under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

The below graphic comparison assumes the investment of $100 in each of UNIFI common stock, the S&P SmallCap 600 Index (a benchmark index containing inclusion characteristics closely associated with UNIFI) and the NYSE Composite Index (a broad equity market index), all at June 23, 2017.  The resulting cumulative total return assumes that dividends, if any, were reinvested. Past performance is not indicative of future performance.

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/23/17
6/22/18
6/28/19
6/26/20
6/25/21
7/1/22
UFI
S&P SmallCap 600
NYSE Composite

	June 23, 2017	June 22, 2018	June 28, 2019	June 26, 2020	June 25, 2021	July 1, 2022
Unifi, Inc.	$100.00	$108.99	$62.83	$40.35	$85.58	$48.48
S&P SmallCap 600	100.00	122.18	111.94	92.57	162.40	133.82
NYSE Composite	100.00	110.37	117.00	106.70	156.55	140.74

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Strategic Priorities

We believe UNIFI’s underlying performance during recent fiscal years reflects the strength of our global initiative to deliver differentiated solutions to customers and brand partners throughout the world. Our supply chain has been developed and enhanced in multiple regions around the globe, allowing us to deliver a diverse range of fibers and polymers to key customers in the markets we serve, especially apparel. These textile products are supported by quality assurance, product development, product and fabric certifications, hangtags, co-marketing, and technical and customer service teams across UNIFI’s operating subsidiaries. We have developed this successful operating platform by improving operational and business processes and deriving value from sustainability-based initiatives, including polyester and nylon recycling.

We believe that further commercial expansion will require a continued stream of new technology and innovation that generates products with meaningful consumer benefits. Along with our recycled platform, UNIFI has significant yarn technologies that provide optimal performance characteristics for today’s marketplace, including moisture management, temperature moderation, stretch, ultra-violet protection and fire retardation, among others. To achieve further growth, UNIFI remains focused on innovation, bringing to market the next wave of fibers and polymers for tomorrow’s applications. As we invest and grow, sustainability remains at our core. We believe that increasing the awareness for recycled solutions in applications across fibers and polymers and furthering sustainability-based initiatives with like-minded brand partners will be key to our future success. We also believe that our manufacturing processes and our technical knowledge and capabilities will allow us to grow market share and develop new textile programs with new and existing customers. Ultimately, combining leading edge innovation with our prominent, high-quality brand and agile regional business model will allow for underlying sales and profitability growth.

Significant Developments and Trends

During the last five fiscal years, several key drivers affected our financial results. During fiscal 2018 and 2019, our operations in the U.S. were unfavorably impacted by (i) rising raw material costs and (ii) a surge of imported polyester textured yarn that depressed our pricing, market share, and fixed cost absorption. During fiscal 2020, our financial results began to improve following more stable import and raw material cost environments. However, the COVID-19 pandemic had a significant unfavorable impact to product demand and our annual profitability suffered accordingly. Near the end of fiscal 2020, we divested a minority interest investment and significantly improved our liquidity position, supporting business preservation and the ability to better capture long-term growth opportunities. Throughout fiscal 2021, our businesses experienced sequential improvement alongside global demand and economic recovery, and we capitalized on profitable opportunities that fueled strong consolidated results. Throughout fiscal 2022, we experienced adverse pressure from rising input costs and a weakening of labor productivity primarily in our domestic operations. Looking ahead, our operations remain well positioned to capture long-term growth opportunities and we are working to mitigate any potential recession impacts.

Once global economic pressures subside, we believe incremental revenue for the Americas Segment will be generated from both the polyester textured yarn trade petitions, along with continued demand for innovative and sustainable products. The Asia Segment continues to capture demand for recycled products and serves as a significant component of future growth. The Brazil Segment performed extraordinarily well in fiscal 2021 and 2022, and while pricing and margins normalized from near historical levels, the momentum captured in fiscal 2021 and 2022 could provide a new, elevated level of long-term performance for the segment.

The following positive developments and trends occurred or were occurring in fiscal 2022.

•	Demand levels for the majority of our business lines experienced significant recovery since the onset of the COVID-19 pandemic.
•

Our REPREVE family of products continued to gain momentum with brands, retailers, and mill partners who value sustainability and UNIFI’s ability to produce leading edge products with in-demand technologies.

•	Although raw material costs rose throughout fiscal 2022, we have been able to implement cost-responsive selling price adjustments intended to protect our gross profit.
•	Our Brazil Segment was able to opportunistically capture market share from competitors and secure favorable pricing levels during the economic recovery in Brazil.
•	Our Asia Segment returned to sales growth, driven by demand for REPREVE, generating continued portfolio expansion.

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

The first half of fiscal 2021 included stable, low levels of raw material costs, while economic recovery, weather events, and supply chain challenges generated raw material cost increases during the second half of fiscal 2021 and the first half of fiscal 2022. For the majority of our portfolio, we were able to implement selling price adjustments throughout fiscal 2021 and 2022. However, recycled inputs in the U.S. experienced continued cost increases during fiscal 2022. Despite the selling price increases, we still experienced meaningful gross profit pressure during fiscal 2022, primarily from the U.S. labor shortage and speed at which input costs increased.

The continuing volatility in global crude oil prices is likely to impact UNIFI’s polyester and nylon raw material costs.  While it is not possible to predict the timing or amount of the impact or whether the recent fluctuations in crude oil prices will stabilize, increase or decrease, UNIFI monitors these dynamic factors closely. In addition, UNIFI attempts to pass on to its customers increases in raw material costs but due to market pressures, this is not always possible.  When price increases can be implemented, there is typically a time lag that adversely affects UNIFI and its margins during one or more quarters. Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of certain raw materials in the prior quarter.  Pricing adjustments for other customers must be negotiated independently.  In ordinary market conditions in which raw material cost increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one or two fiscal quarters of the raw material price increase for all of its customers.

UNIFI is also impacted by significant fluctuations in the value of the Brazilian Real (“BRL”) and the Chinese Renminbi (“RMB”), the local currencies for our operations in Brazil and China, respectively. Appreciation of the BRL and the RMB improves our net sales and gross profit metrics when the results of our subsidiaries are translated into USDs at comparatively favorable rates. However, such strengthening may cause adverse impacts to the value of USDs held in these foreign jurisdictions. UNIFI expects continued volatility in the value of the BRL and the RMB to impact our key performance metrics and actual financial results, although the magnitude of the impact is dependent upon the significance of the volatility, and it is not possible to predict the timing or amount of the impact.

The BRL to USD weighted average exchange rate was 5.21, 5.38, and 4.29 for fiscal 2022, 2021 and 2020, respectively. The RMB to USD weighted average exchange rate was 6.45, 6.60, and 7.03 for fiscal 2022, 2021 and 2020, respectively.

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
•

Adjusted EBITDA, which represents EBITDA adjusted to exclude equity in loss of PAL and, from time to time, certain other adjustments necessary to understand and compare the underlying results of UNIFI;

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

EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted EPS, Adjusted Working Capital, and Net Debt (collectively, the “non-GAAP financial measures”) are not determined in accordance with GAAP and should not be considered a substitute for performance measures determined in accordance with GAAP. The calculations of the non-GAAP financial measures are subjective, based on management’s belief as to which items should be included or excluded in order to provide the most reasonable and comparable view of the underlying operating performance of the business. We may, from time to time, modify the amounts used to determine our non-GAAP financial measures. When applicable, management’s discussion and analysis includes specific consideration for items that comprise the reconciliations of its non-GAAP financial measures.

We believe that these non-GAAP financial measures better reflect UNIFI’s underlying operations and performance and that their use, as operating performance measures, provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets, among otherwise comparable companies.

Management uses Adjusted EBITDA (i) as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of items (a) directly related to our asset base (primarily depreciation and amortization) and/or (b) that we would not expect to occur as a part of our normal business on a regular basis; (ii) for planning purposes, including the preparation of our annual operating budget; (iii) as a valuation measure for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures, and expand our business; and (iv) as one measure in determining the value of other acquisitions and dispositions. Adjusted EBITDA is a key performance metric utilized in the determination of variable compensation. We also believe Adjusted EBITDA is an appropriate supplemental measure of debt service capacity because it serves as a high-level proxy for cash generated from operations and is relevant to our fixed charge coverage ratio. Equity in loss of PAL is excluded from Adjusted EBITDA because such results do not reflect our operating performance.

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

Review of Results of Operations for Fiscal 2022, 2021 and 2020

Fiscal 2022 contained 53 weeks and fiscal 2021 and 2020 were each comprised of 52 weeks. The additional week in fiscal 2022 included approximately $8,700 of net sales, an insignificant impact to gross profit, and approximately $400 of selling, general and administrative expenses.

Consolidated Overview

The below tables provide:

•	the components of net income (loss) and the percentage increase or decrease over the prior fiscal year amounts,
•	a reconciliation from net income (loss) to EBITDA and Adjusted EBITDA, and
•	a reconciliation from net income (loss) to Adjusted Net Income (Loss) and Adjusted EPS.

Following the tables is a discussion and analysis of the significant components of net income (loss).

Net income (loss)

	Fiscal 2022	% Change	Fiscal 2021	% Change	Fiscal 2020
Net sales	$815,758	22.2	$667,592	10.1	$606,509
Cost of sales	735,273	28.1	574,098	1.2	567,469
Gross profit	80,485	(13.9)	93,494	139.5	39,040
SG&A expenses	52,489	2.2	51,334	17.2	43,814
(Benefit) provision for bad debts	(445)	(66.2)	(1,316)	(175.7)	1,739
Other operating (income) expense, net	(158)	(103.2)	4,865	110.8	2,308
Operating income (loss)	28,599	(25.9)	38,611	nm	(8,821)
Interest expense, net	1,561	(42.6)	2,720	(33.0)	4,057
(Earnings) loss from unconsolidated affiliates	(605)	(18.1)	(739)	nm	477
Recovery of non-income taxes, net	815	(108.4)	(9,717)	nm	—
Gain on sale of investment in unconsolidated affiliate	—	—	—	nm	(2,284)
Impairment of investment in unconsolidated affiliate	—	—	—	nm	45,194
Income (loss) before income taxes	26,828	(42.1)	46,347	(182.4)	(56,265)
Provision for income taxes	11,657	(32.5)	17,274	nm	972
Net income (loss)	$15,171	(47.8)	$29,073	(150.8)	$(57,237)

nm – not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Measures)

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Net income (loss)	$15,171	$29,073	$(57,237)
Interest expense, net	1,561	2,720	4,057
Provision for income taxes	11,657	17,274	972
Depreciation and amortization expense (1)	25,986	25,293	23,406
EBITDA	54,375	74,360	(28,802)

Equity in loss of PAL	—	—	960
EBITDA excluding PAL	54,375	74,360	(27,842)

Recovery of non-income taxes, net (2)	815	(9,717)	—
Gain on sale of investment in unconsolidated affiliate (3)	—	—	(2,284)
Impairment of investment in unconsolidated affiliate (3)	—	—	45,194
Severance (4)	—	—	1,485
Adjusted EBITDA	$55,190	$64,643	$16,553

The reconciliations of the amounts reported under GAAP for Net Income (Loss) to EBITDA and Adjusted EBITDA are as follows.

(1)

Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. Within the accompanying condensed consolidated statements of cash flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.

(2)

In fiscal 2021, UNIFI recorded a recovery of non-income taxes of $9,717 related to favorable litigation results for its Brazilian operations, generating overpayments that resulted from excess social program taxes paid in prior fiscal years. For fiscal 2022, UNIFI reduced the estimated benefit based on additional clarity and review of the recovery process during the months following the decision.

(3)

In fiscal 2020, UNIFI recorded an impairment charge of $45,194 relating to the April 29, 2020 sale of its 34% interest in PAL. UNIFI’s 34% share of PAL’s loss subsequent to the date of the impairment charge (March 29, 2020) and through the date of transaction closing (April 29, 2020) was $2,284 and generated a gain on sale.

(4)	In fiscal 2020, UNIFI incurred certain severance costs in connection with (i) overall cost reduction efforts in the U.S. and (ii) a wind-down plan for its operations in Sri Lanka.

Adjusted Net Income (Loss) and Adjusted EPS (Non-GAAP Measures)

The tables below set forth reconciliations of (i) Income (Loss) before income taxes (“Pre-tax Income (Loss)”), Provision for income taxes (“Tax Impact”) and Net Income (Loss) to Adjusted Net Income (Loss) and (ii) Diluted EPS to Adjusted EPS.

	For the Fiscal Year Ended July 3, 2022
	Pre-tax Income	Tax Impact	Net Income	Diluted EPS
GAAP results	$26,828	$(11,657)	$15,171	$0.80
Recovery of non-income taxes, net (1)	815	(257)	558	0.03
Recovery of income taxes, net (2)	—	(1,446)	(1,446)	(0.07)
Adjusted results	$27,643	$(13,360)	$14,283	$0.76

Weighted average common shares outstanding				18,868

	For the Fiscal Year Ended June 27, 2021
	Pre-tax Income	Tax Impact	Net Income	Diluted EPS
GAAP results	$46,347	$(17,274)	$29,073	$1.54
Recovery of non-income taxes, net (1)	(9,717)	3,304	(6,413)	(0.34)
Adjusted results	$36,630	$(13,970)	$22,660	$1.20

Weighted average common shares outstanding				18,856

	For the Fiscal Year Ended June 28, 2020
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(56,265)	$(972)	$(57,237)	$(3.10)
Impairment of investment in unconsolidated affiliate (3)	45,194	—	45,194	2.45
Severance (4)	1,485	(312)	1,173	0.06
Adjusted results	$(9,586)	$(1,284)	$(10,870)	$(0.59)

Weighted average common shares outstanding				18,475

(1)

In fiscal 2021, UNIFI recorded a recovery of non-income taxes of $9,717 related to favorable litigation results for its Brazilian operations, generating overpayments that resulted from excess social program taxes paid in prior fiscal years. For fiscal 2022, UNIFI reduced the estimated benefit based on additional clarity and review of the recovery process during the months following the decision.

(2)	In fiscal 2022, UNIFI recorded a recovery of income taxes following a Brazil Supreme Court decision regarding certain income taxes paid in prior fiscal years.
(3)	In fiscal 2020, UNIFI recorded an impairment charge of $45,194 before tax, related to the April 2020 sale of its 34% interest in PAL.
(4)	In fiscal 2020, UNIFI incurred certain severance costs in connection with (i) overall cost reduction efforts in the U.S. and (ii) a wind-down plan for its operations in Sri Lanka.

Net Sales

Fiscal 2022 vs. Fiscal 2021

Consolidated net sales for fiscal 2022 increased by $148,166, or 22.2%, and consolidated sales volumes increased 2.7%, compared to fiscal 2021. The increases occurred primarily due to (i) higher selling prices in response to increasing raw material costs and (ii) underlying sales growth led by the Asia Segment and REPREVE products.

Consolidated weighted average sales prices increased 19.5%, primarily attributable to higher selling prices in response to increasing raw material costs.

REPREVE Fiber products for fiscal 2022 comprised 36%, or $293,080, of consolidated net sales, down from 37%, or $245,832, for fiscal 2021. The decrease was primarily due to the pandemic lockdowns in China during the fourth quarter of fiscal 2022, reducing recycled product sales for the Asia Segment.

Fiscal 2021 vs. Fiscal 2020

Consolidated net sales for fiscal 2021 increased by $61,083, or 10.1%, and consolidated sales volumes increased 13.5%, compared to fiscal 2020. The increases occurred primarily due to (i) a fiscal 2021 rebound in product demand following the adverse impact of the COVID-19 pandemic on sales volumes in late fiscal 2020, (ii) incremental sales growth for the Asia Segment led by REPREVE branded products, and (iii) opportunistically improved market share and pricing levels in Brazil during demand restoration in that region.

Consolidated average sales prices decreased 3.4%, primarily attributable to (i) a decline in higher-priced nylon product sales and (ii) unfavorable foreign currency translation.

Gross Profit

Fiscal 2022 vs. Fiscal 2021

Gross profit for fiscal 2022 decreased by $13,009, or 13.9%, compared to fiscal 2021. Although we experienced a significant increase in net sales, input cost and labor challenges muted our Americas gross profit, primarily in the last nine months of fiscal 2022.

•

For the Americas Segment, gross profit decreased due to higher-than-expected input costs primarily for raw material, labor, packaging, and supplies, along with weaker labor productivity, offsetting the benefit from the restoration of U.S. demand following the negative impact the COVID-19 pandemic had on fiscal 2021.

•

For the Brazil Segment, gross profit decreased primarily due to lower volumes and a more normalized market environment in fiscal 2022 following the exceptional performance of the Brazil Segment in fiscal 2021.

•	For the Asia Segment, gross profit increased primarily due to higher sales volumes.

Fiscal 2021 vs. Fiscal 2020

Gross profit for fiscal 2021 increased by $54,454, or 139.5%, compared to fiscal 2020.

•	For the Americas Segment, gross profit benefited from the restoration of U.S. demand following the worst months of the COVID-19 pandemic and a better sales mix.
•

For the Asia Segment, gross profit increased from fiscal 2020 primarily due to (i) higher sales, (ii) supply chain efficiencies driving lower costs for certain products, and (iii) sales mix improvements.

•

For the Brazil Segment, gross profit increased from fiscal 2020 primarily due to higher sales volumes and conversion margin due to temporary market share capture, partially offset by unfavorable foreign currency translation impacts.

SG&A

The changes in SG&A were as follows:

SG&A expenses for fiscal 2020	$43,814
Net increase in incentive and other compensation expenses	8,474
Other net decreases	(954)
SG&A expenses for fiscal 2021	$51,334

SG&A expenses for fiscal 2021	$51,334
Net increase in marketing expenses	2,007
Other net increases	3,319
Net decrease in incentive and other compensation expenses	(4,171)
SG&A expenses for fiscal 2022	$52,489

Fiscal 2022 vs. Fiscal 2021

SG&A increased from fiscal 2021, primarily due to higher discretionary expenses, including marketing, advertising, and travel, partially offset by lower incentive compensation for fiscal 2022.

Fiscal 2021 vs. Fiscal 2020

SG&A increased from fiscal 2020, primarily due to higher incentive compensation in fiscal 2021 in connection with consolidated out-performance. The increase was partially offset by lower discretionary expenses in fiscal 2021 due to COVID-19 pandemic related restrictions and cost control.

(Benefit) Provision for Bad Debts

Fiscal 2022 vs. Fiscal 2021

The provision for bad debts decreased from a benefit of $1,316 in fiscal 2021 to a benefit of $445 in fiscal 2022.  The provision reflected no material activity in fiscal 2022.  Fiscal 2021 reflected lower-than-expected credit losses on outstanding receivables following the adverse effects of the COVID-19 pandemic on customer financial health.

Fiscal 2021 vs. Fiscal 2020

The provision for bad debts decreased from a provision of $1,739 in fiscal 2020 to a benefit of $1,316 in fiscal 2021.  The decrease primarily reflected lower-than-expected credit losses on outstanding receivables following the adverse effects of the COVID-19 pandemic on customer financial health.

Other Operating (Income) Expense, Net

Fiscal 2022 vs. Fiscal 2021

Other operating (income) expense, net was expense of $4,865 in fiscal 2021 and income of $158 in fiscal 2022, which primarily reflects (i) foreign currency transaction gains in fiscal 2022 and such transaction losses in fiscal 2021 and (ii) a predominantly non-cash loss on disposal of assets of $2,809 was recorded in fiscal 2021, primarily relating to the removal of existing texturing machinery to allow for the future installation of new eAFK Evo texturing machinery.

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

Interest Expense, Net

Fiscal 2022 vs. Fiscal 2021

Interest expense, net decreased from fiscal 2021 to fiscal 2022. The decrease was attributable to greater interest income in fiscal 2022, primarily generated from foreign cash on deposit.

Fiscal 2021 vs. Fiscal 2020

Interest expense, net decreased from fiscal 2020 to fiscal 2021 primarily as a result of a lower average debt principal during fiscal 2021.

(Earnings) Loss from Unconsolidated Affiliates

The components of (earnings) loss from unconsolidated affiliates are as follows:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Loss from PAL	$—	$—	$960
Earnings from nylon joint ventures	(605)	(739)	(483)
Total equity in (earnings) loss of unconsolidated affiliates	$(605)	$(739)	$477

As a percentage of consolidated income (loss) before income taxes	2.3%	1.6%	0.8%

Fiscal 2022 vs. Fiscal 2021

There was no material activity for fiscal 2021 or fiscal 2022.

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

During fiscal 2022, UNIFI reduced the estimated recovery by $815 based on additional clarity and the review of the recovery process during the months following the associated SFC decision.

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

Provision for Income Taxes

The change in consolidated income taxes is as follows:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Income (loss) before income taxes	$26,828	$46,347	$(56,265)
Provision for income taxes	11,657	17,274	972
Effective tax rate	43.5%	37.3%	(1.7)%

The effective tax rate is subject to variation due to several factors, including: variability in pre-tax and taxable income; the mix of income by jurisdiction; changes in deferred tax valuation allowances; and changes in statutes, regulations, and case law.  Additionally, the impacts of discrete and other rate impacting items are greater when income before income taxes is lower.

Fiscal 2022 vs. Fiscal 2021

The increase in the effective tax rate from fiscal 2021 to fiscal 2022 is primarily attributable to (i) an increase in the valuation allowance in fiscal 2022 and (ii) a discrete benefit in fiscal 2021 for the retroactive GILTI high-tax exclusion.  These increases are partially offset by (i) lower U.S. tax on GILTI in in fiscal 2022 and (ii) a discrete benefit in fiscal 2022 related to a favorable Supreme Court ruling in Brazil.

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

Net Income (Loss)

Fiscal 2022 vs. Fiscal 2021

Net income for fiscal 2022 was $15,171, or $0.80 per diluted share, compared to net income of $29,073, or $1.54 per diluted share, for fiscal 2021. The decrease in net income was primarily attributable to (i) lower gross profit, (ii) a higher effective tax rate in fiscal 2022, and (iii) the favorable impact of the recovery of non-income taxes in fiscal 2021.

Fiscal 2021 vs. Fiscal 2020

Net income for fiscal 2021 was $29,073, or $1.54 per diluted share, compared to a net loss of $57,237, or $3.10 per diluted share, for fiscal 2020. The increase was primarily attributable to the impairment charge for the PAL Investment sale recorded in fiscal 2020.  Excluding the impairment charge, the increase was attributable to higher gross profit and a recovery of non-income taxes in Brazil in fiscal 2021, partially offset by the fiscal 2021 impacts of (i) higher SG&A, (ii) a higher effective tax rate, and (iii) the loss on the disposal of assets.

Adjusted EBITDA

Adjusted EBITDA decreased from $64,643 for fiscal 2021 to $55,190 for fiscal 2022, consistent with the decrease in gross profit.

Adjusted EBITDA increased from $16,553 for fiscal 2020 to $64,643 for fiscal 2021. The increase was primarily attributable to higher gross profit due to the recovery from the economic impacts of the COVID-19 pandemic, partially offset by the fiscal 2021 impacts of higher SG&A and the loss on the disposal of assets of $2,809.

Adjusted Net Income (Loss)

Adjusted Net Income decreased from $22,660 for fiscal 2021 to $14,283 for fiscal 2022, commensurate with lower gross profit and a higher effective tax rate.

Adjusted Net Income (Loss) increased from $(10,870) for fiscal 2020 to $22,660 for fiscal 2021, following the improvement in Adjusted EBITDA.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for fiscal 2022, 2021 and 2020.

Americas Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Americas Segment are as follows:

	Fiscal 2022	% Change	Fiscal 2021	% Change	Fiscal 2020
Net sales	$483,085	24.9	$386,779	1.7	$380,138
Cost of sales	458,617	30.9	350,373	(5.0)	368,976
Gross profit	24,468	(32.8)	36,406	226.2	11,162
Depreciation expense	21,153	0.5	21,054	9.2	19,274
Segment Profit	$45,621	(20.6)	$57,460	88.8	$30,436

Gross margin	5.1%		9.4%		2.9%
Segment margin	9.4%		14.9%		8.0%

Segment net sales as a percentage of consolidated amount	59.2%		57.9%		62.7%

Segment Profit as a percentage of consolidated amount	44.2%		49.6%		51.0%

The changes in net sales for the Americas Segment are as follows:

Net sales for fiscal 2020	$380,138
Increase in sales volumes	3,333
Net change in average selling price and sales mix	3,308
Net sales for fiscal 2021	$386,779

Net sales for fiscal 2021	$386,779
Net change in average selling price and sales mix	80,337
Increase due to an additional week of sales in fiscal 2022	8,703
Increase in sales volumes	7,266
Net sales for fiscal 2022	$483,085

The increase in net sales for the Americas Segment from fiscal 2021 to fiscal 2022 was primarily attributable to (i) higher average selling prices in response to increasing input costs and (ii) an additional week of sales in fiscal 2022.

The increase in net sales for the Americas Segment from fiscal 2020 to fiscal 2021 was primarily attributable to the pandemic recovery that led to a better sales mix and higher sales volumes in fiscal 2021.

The changes in Segment Profit for the Americas Segment are as follows:

Segment Profit for fiscal 2020	$30,436
Change in underlying margins and sales mix	26,757
Increase in sales volumes	267
Segment Profit for fiscal 2021	$57,460

Segment Profit for fiscal 2021	$57,460
Change in underlying margins and sales mix	(12,918)
Increase in sales volumes	1,079
Segment Profit for fiscal 2022	$45,621

The decrease in Segment Profit for the Americas Segment from fiscal 2021 to fiscal 2022 was primarily attributable to the adverse impacts of higher input costs outpacing selling price adjustments and weaker labor productivity.

The increase in Segment Profit for the Americas Segment from fiscal 2020 to fiscal 2021 was primarily attributable to the pandemic recovery that led to improved manufacturing productivity and conversion margin.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Brazil Segment are as follows:

	Fiscal 2022	% Change	Fiscal 2021	% Change	Fiscal 2020
Net sales	$126,066	31.4	$95,976	30.9	$73,339
Cost of sales	98,925	53.9	64,281	3.4	62,144
Gross profit	27,141	(14.4)	31,695	183.1	11,195
Depreciation expense	1,500	14.1	1,315	(5.1)	1,385
Segment Profit	$28,641	(13.2)	$33,010	162.4	$12,580

Gross margin	21.5%		33.0%		15.3%
Segment margin	22.7%		34.4%		17.2%

Segment net sales as a percentage of consolidated amount	15.5%		14.4%		12.1%

Segment Profit as a percentage of consolidated amount	27.8%		28.5%		21.1%

The changes in net sales for the Brazil Segment are as follows:

Net sales for fiscal 2020	$73,339
Increase in average selling price and change in sales mix	20,459
Increase in sales volumes	17,297
Unfavorable foreign currency translation effects	(15,119)
Net sales for fiscal 2021	$95,976

Net sales for fiscal 2021	$95,976
Increase in average selling price and change in sales mix	26,343
Favorable foreign currency translation effects	2,757
Increase in sales volumes	990
Net sales for fiscal 2022	$126,066

The increase in net sales for the Brazil Segment from fiscal 2021 to fiscal 2022 was primarily attributable to higher selling prices associated with higher input costs and favorable foreign currency translation effects.

The increase in net sales for the Brazil Segment from fiscal 2020 to fiscal 2021 was primarily attributable to the Brazil Segment’s ability to (i) capture market share from competitors during Brazil’s economic recovery following the most severe impacts of the COVID-19 pandemic and (ii) an increase in selling prices, partially offset by unfavorable foreign currency translation effects.

The changes in Segment Profit for the Brazil Segment are as follows:

Segment Profit for fiscal 2020	$12,580
Increase in underlying margins	20,318
Increase in sales volumes	2,908
Unfavorable foreign currency translation effects	(2,796)
Segment Profit for fiscal 2021	$33,010

Segment Profit for fiscal 2021	$33,010
Decrease in underlying margins	(5,773)
Favorable foreign currency translation effects	1,063
Increase in sales volumes	341
Segment Profit for fiscal 2022	$28,641

The decrease in Segment Profit for the Brazil Segment from fiscal 2021 to fiscal 2022 was primarily attributable to an overall decrease in gross margin following the normalization of the competitive environment in Brazil, which was exceptionally favorable for the Brazil Segment during the fiscal 2021 economic recovery.

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

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Asia Segment are as follows:

	Fiscal 2022	% Change	Fiscal 2021	% Change	Fiscal 2020
Net sales	$206,607	11.8	$184,837	20.8	$153,032
Cost of sales	177,731	11.5	159,444	16.9	136,349
Gross profit	28,876	13.7	25,393	52.2	16,683
Depreciation expense	—	—	—	—	—
Segment Profit	$28,876	13.7	$25,393	52.2	$16,683

Gross margin	14.0%		13.7%		10.9%
Segment margin	14.0%		13.7%		10.9%

Segment net sales as a percentage of consolidated amount	25.3%		27.7%		25.2%

Segment Profit as a percentage of consolidated amount	28.0%		21.9%		27.9%

The changes in net sales for the Asia Segment are as follows:

Net sales for fiscal 2020	$153,032
Change in average selling price and sales mix	(16,074)
Net increase in sales volumes	39,320
Favorable foreign currency translation effects	8,559
Net sales for fiscal 2021	$184,837

Net sales for fiscal 2021	$184,837
Change in average selling price and sales mix	9,686
Net increase in sales volumes	8,298
Favorable foreign currency translation effects	3,786
Net sales for fiscal 2022	$206,607

The increase in net sales for the Asia Segment from fiscal 2021 to fiscal 2022 was primarily attributable to the continued momentum of REPREVE-branded products contributing to underlying sales growth, partially offset by supply chain and shipping challenges in Asia in connection with pandemic-related lockdowns during the fourth quarter of fiscal 2022.

The increase in net sales for the Asia Segment from fiscal 2020 to fiscal 2021 was primarily attributable to the continued momentum of REPREVE-branded products contributing to underlying sales growth, partially offset by (i) overall lower sales volumes during the first half of fiscal 2021, driven by the adverse impacts of the COVID-19 pandemic on global demand and (ii) a lower-priced sales mix.

The changes in Segment Profit for the Asia Segment are as follows:

Segment Profit for fiscal 2020	$16,683
Change in underlying margins and sales mix	4,584
Increase in sales volumes	3,156
Favorable foreign currency translation effects	970
Segment Profit for fiscal 2021	$25,393

Segment Profit for fiscal 2021	$25,393
Change in underlying margins and sales mix	1,824
Increase in sales volumes	1,140
Favorable foreign currency translation effects	519
Segment Profit for fiscal 2022	$28,876

The increase in Segment Profit for the Asia Segment from fiscal 2021 to fiscal 2022 was primarily attributable to higher sales volumes with a stronger sales mix in fiscal 2022.

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

As of July 3, 2022, all of UNIFI’s $114,290 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, and 99% of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital and total debt obligations as of July 3, 2022 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$527	$52,763	$53,290
Borrowings available under financing arrangements	51,409	—	51,409
Liquidity	$51,936	$52,763	$104,699

Working capital	$90,963	$152,511	$243,474
Total debt obligations	$114,290	$—	$114,290

For fiscal 2022, cash generated from operations was $380 and at July 3, 2022, excess availability under the ABL Revolver was $51,409. In fiscal 2022, demand recovery and inflation generated an increase in our working capital, and when combined with capital expenditures, debt service and routine tax payments, we had a net use of cash in fiscal 2022. However, our liquidity position (calculated in the table above) remains elevated and is expected to be adequate to allow UNIFI to manage through the current macro-economic environment and to quickly respond to demand recovery.

UNIFI considers $26,253 of its unremitted foreign earnings to be permanently reinvested to fund working capital requirements and operations abroad, and has therefore not recognized a deferred tax liability for the estimated future taxes that would be incurred upon repatriation. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, UNIFI could be subject to additional tax liabilities of approximately $6,046.

Liquidity Considerations

Operationally, UNIFI navigated the impact on liquidity of the COVID-19 pandemic by diligently managing the balance sheet and operational spending, in addition to utilizing cash received from a minority interest divestiture in April 2020. Following the COVID-19 pandemic, global demand recovery allowed for strong results and cash generation in fiscal 2021. However, inflationary pressures and demand uncertainty throughout fiscal 2022 and entering into fiscal 2023 have created new risks to liquidity.

Currently, UNIFI’s cash and liquidity positions are sufficient to sustain its operations and meet its long-term financial targets. However, further degradation in the macro-economic environment could introduce additional liquidity risk and require UNIFI to limit cash outflows for capital expenditures and discretionary activities, while also utilizing available and additional forms of credit. Thus far we:

•	have not accessed public or private capital markets for recent liquidity needs;
•

do not currently expect our cost of or access to existing capital and funding sources to change materially; however, new capital and funding sources (if any) may carry higher costs than our current structure;

•	have not taken advantage of rent, lease or debt deferrals, forbearance periods, or other concessions, nor have we modified any material agreements to provide concessions; and
•	have not relied on supply chain financing, structured trade payables, or vendor financing.

Although short-term global demand appears somewhat uncertain, we do not currently anticipate that any adverse events or circumstances will place critical pressure on (i) our liquidity position; (ii) our ability to fund our operations, capital expenditures, and expected business growth; or (iii) the financial targets we have set for fiscal 2025. Should global demand, economic activity, or input availability decline considerably for a prolonged period of time (for example, in connection with the Russia-Ukraine conflict or the macro-economic factors leading to inflation and a potential recession), UNIFI maintains the ability to (i) seek additional credit or financing arrangements or extensions of existing arrangements and/or (ii) re-implement cost reduction initiatives to preserve cash and secure the longevity of the business and operations.

Additionally, UNIFI considers opportunities to deploy existing cash to preserve or enhance liquidity. In August 2022, we repatriated approximately $14,000 from our operations in Asia to the U.S. via an existing intercompany note and, after remitting the appropriate withholding taxes, utilized the cash to reduce our outstanding revolver borrowings, thereby increasing the availability.

During fiscal 2023, we expect the majority of our capital will be deployed to (i) upgrade the machinery in our U.S., El Salvador and Brazil manufacturing facilities via capital expenditures and (ii) support further working capital needs associated with increased sales. Nonetheless, we understand the current global economic risks and we are prepared to act swiftly and diligently to ensure the vitality of the business.

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	July 3, 2022	July 3, 2022	June 27, 2021
ABL Revolver	December 2023	3.2%	$41,300	$—
ABL Term Loan	December 2023	3.2%	65,000	77,500
Finance lease obligations	(1)	3.6%	7,261	8,475
Construction financing	(2)	1.9%	729	882
Total debt			114,290	86,857
Current ABL Term Loan			(10,000)	(12,500)
Current portion of finance lease obligations			(1,726)	(3,545)
Unamortized debt issuance costs			(255)	(476)
Total long-term debt			$102,309	$70,336

(1)	Scheduled maturity dates for finance lease obligations range from March 2025 to November 2027, as further outlined in Note 4, “Leases.”
(2)	Refer to the discussion below under the subheading “Construction Financing” for further information.

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

In connection and concurrent with the sale of UNIFI’s 34% interest in PAL on April 29, 2020, UNIFI entered into the Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment”).  The Fourth Amendment, among other things, revised the: (i) definition of permitted dispositions within the Credit Agreement to include the sale by Unifi Manufacturing, Inc. of its equity interest in PAL so long as the aggregate net cash proceeds received equaled or exceeded $60,000 and such sale occurred on or before May 15, 2020; (ii) terms of the Credit Agreement to allow the net cash proceeds from the sale of PAL to be applied to the outstanding principal amount of the ABL Revolver until paid in full with the remaining net cash proceeds retained by UNIFI, so long as certain conditions were met; and (iii) terms of the Credit Agreement to allow the lenders to make changes to the benchmark interest rate without further amendment should LIBOR temporarily or permanently cease to exist and a transition to a new benchmark interest rate such as the Secured Overnight Financing Rate (“SOFR”) be required for future ABL Facility borrowings.

On February 5, 2021, UNIFI entered into the Fifth Amendment to Amended and Restated Credit Agreement (the “Fifth Amendment”). The Fifth Amendment generally allowed for share repurchases up to $5,000 to be conducted from cash on-hand through June 30, 2021.

The ABL Facility is secured by a first-priority perfected security interest in substantially all owned property and assets (together with all proceeds and products) of Unifi, Inc., Unifi Manufacturing, Inc., and a certain subsidiary guarantor (collectively, the “Loan Parties”). It is also secured by a first-priority security interest in all (or 65% in the case of UNIFI’s first-tier controlled foreign subsidiary, as required by the lenders) of the stock of (or other ownership interests in) each of the Loan Parties (other than Unifi, Inc.) and certain subsidiaries of the Loan Parties, together with all proceeds and products thereof.

If excess availability under the ABL Revolver falls below the Trigger Level (as defined in the Credit Agreement), a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a quarterly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of July 3, 2022 was $20,625. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

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

As of July 3, 2022: UNIFI was in compliance with all financial covenants in the Credit Agreement; excess availability under the ABL Revolver was $51,409; UNIFI had $0 of standby letters of credit; and the fixed charge coverage ratio was (0.24) to 1.00. Management maintains the capability to improve the fixed charge coverage ratio utilizing existing foreign cash and cash equivalents.

UNIFI had maintained three interest rate swaps that fix LIBOR at approximately 1.9% on $75,000 of variable-rate debt. Such swaps terminated in May 2022.

UNIFI currently utilizes variable-rate borrowings under the ABL Facility that are made with reference to USD LIBOR Rate Loans. Management will continue to monitor the potential termination of LIBOR and the potential impact on UNIFI’s operations. However, as a result of the Fourth Amendment, management does not expect (i) significant efforts are necessary to accommodate a termination of LIBOR or (ii) a significant impact to UNIFI’s operations upon a termination of LIBOR.

Finance Lease Obligations

During fiscal 2022, UNIFI entered into finance lease obligations totaling $2,493 for eAFK Evo texturing machines.  The maturity dates of these obligations occur during fiscal 2027 with interest rates between 3.0% and 4.4%.

During fiscal 2021, UNIFI entered into finance lease obligations totaling $740 for certain transportation equipment.  The maturity date of these obligations is June 2025 with an interest rate of 3.8%.

Construction Financing

In May 2021, UNIFI entered into an agreement with a third party lender that provides for construction-period financing for eAFK Evo texturing machines included in our capital allocation plans. UNIFI records project costs to construction in progress and the corresponding liability to construction financing (within long-term debt). The agreement provides for monthly, interest-only payments during the construction period, at a rate of SOFR plus 1.25%, and contains terms customary for a financing of this type.

Each borrowing under the agreement provides for 60 monthly payments, which will commence upon the completion of the construction period with an interest rate at fiscal year-end of approximately 4.4%. In connection with this construction financing arrangement, UNIFI has borrowed a total of $3,222 and transitioned $2,493 of completed asset costs to finance lease obligations as of July 3, 2022.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the following five fiscal years and thereafter.

	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter
ABL Revolver	$—	$41,300	$—	$—	$—	$—
ABL Term Loan	10,000	55,000	—	—	—	—
Finance lease obligations	1,726	1,787	1,699	1,255	732	62
Total (1)	$11,726	$98,087	$1,699	$1,255	$732	$62

(1)	Total reported excludes $729 for construction financing, described above.

Further discussion of the terms and conditions of the Credit Agreement and the Company’s existing indebtedness is outlined in Note 12, “Long-Term Debt,” to the accompanying consolidated financial statements.

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	July 3, 2022	June 27, 2021
Long-term debt	$102,309	$70,336
Current portion of long-term debt	11,726	16,045
Unamortized debt issuance costs	255	476
Debt principal	114,290	86,857
Less: cash and cash equivalents	53,290	78,253
Net Debt	$61,000	$8,604

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measures)

The following table presents the components of working capital and the reconciliation from working capital to Adjusted Working Capital:

	Fiscal 2022	Fiscal 2021
Cash and cash equivalents	$53,290	$78,253
Receivables, net	106,565	94,837
Inventories	173,295	141,221
Income taxes receivable	160	2,392
Other current assets	18,956	12,364
Accounts payable	(73,544)	(54,259)
Other current liabilities	(19,806)	(31,638)
Income taxes payable	(1,526)	(1,625)
Current operating lease liabilities	(2,190)	(1,856)
Current portion of long-term debt	(11,726)	(16,045)
Working capital	$243,474	$223,644

Less: Cash and cash equivalents	(53,290)	(78,253)
Less: Income taxes receivable	(160)	(2,392)
Less: Income taxes payable	1,526	1,625
Less: Current operating lease liabilities	2,190	1,856
Less: Current portion of long-term debt	11,726	16,045
Adjusted Working Capital	$205,466	$162,525

Working capital increased from $223,644 as of June 27, 2021 to $243,474 as of July 3, 2022, while Adjusted Working Capital increased from $162,525 to $205,466, both primarily in connection with business recovery and higher input costs. Working capital and Adjusted Working Capital are within the range of management’s expectations based on the composition of the underlying business and global structure.

The decrease in cash and cash equivalents was primarily driven by capital expenditures and scheduled debt service. The increase in receivables, net was due primarily to an increase in selling prices as a result of higher raw material costs in fiscal 2022, partially offset by a decrease in banker’s acceptance notes held by our Asia Segment.  The increase in inventories was primarily attributable to higher raw material costs in fiscal 2022. The increase in other current assets was primarily due to the reclassification of Brazil’s recovery of non-income taxes from long-term to current based on an accelerated recovery timeline. The increase in accounts payable was consistent with higher raw material costs in fiscal 2022. The decrease in other current liabilities was primarily attributable to less incentive compensation earned in fiscal 2022. Income taxes receivable and income taxes payable are immaterial to working capital and Adjusted Working Capital. The change in current operating lease liabilities was insignificant. The change in current portion of long-term debt primarily reflects the five quarterly principal payments occurring within the 53-week fiscal 2022 year reflected as current at the end of fiscal 2021.

Capital Projects

In fiscal 2022, UNIFI invested $39,631 in capital projects, primarily relating to (i) eAFK Evo texturing machinery, (ii) further improvements in production capabilities and technology enhancements in the Americas, and (iii) routine annual maintenance capital expenditures.  Maintenance capital expenditures are necessary to support UNIFI’s current operations, capacities, and capabilities and exclude expenses relating to repairs and costs that do not extend an asset’s useful life.

In fiscal 2021, UNIFI invested $21,178 in capital projects, primarily relating to (i) further improvements in production capabilities and technology enhancements in the Americas, (ii) eAFK Evo texturing machines, and (iii) routine annual maintenance capital expenditures.  Maintenance capital expenditures are necessary to support UNIFI’s current operations, capacities, and capabilities and exclude expenses relating to repairs and costs that do not extend an asset’s useful life.

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

In fiscal 2023, UNIFI expects to invest between $35,000 and $40,000 in capital projects, to include (i) making further improvements in production capabilities and technology enhancements in the Americas, including the continued purchase and installation of new eAFK Evo texturing machines, and (ii) annual maintenance capital expenditures.  UNIFI will seek to ensure maintenance capital expenditures are sufficient to allow continued production at high efficiencies.

The total amount ultimately invested for fiscal 2023 could be more or less than the currently estimated amount depending on the timing and scale of contemplated initiatives and is expected to be funded primarily by cash provided by operating activities and other borrowings.  UNIFI expects recent and future capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

Share Repurchase Program

On October 31, 2018, UNIFI announced that the Board approved the 2018 SRP under which UNIFI is authorized to acquire up to $50,000 of its common stock. Under the 2018 SRP, purchases will be made from time to time in the open market at prevailing market prices, through private transactions, or via block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date.

As of July 3, 2022, UNIFI repurchased 701 shares at an average price of $15.90, leaving $38,859 available for repurchase under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

Liquidity Summary

UNIFI has met its historical liquidity requirements for working capital, capital expenditures, debt service requirements, and other operating needs from its cash flows from operations and available borrowings.  UNIFI believes that its existing cash balances, cash provided by operating activities, and credit facility will enable UNIFI to meet its foreseeable liquidity requirements.  Domestically, UNIFI’s cash balances, cash provided by operating activities and borrowings available under the ABL Revolver continue to be sufficient to fund UNIFI’s domestic operating activities as well as cash commitments for its investing and financing activities.  For its foreign operations, UNIFI expects its existing cash balances, cash provided by operating activities and available foreign financing arrangements will provide the needed liquidity to fund the associated operating activities and investing activities, such as future capital expenditures.  UNIFI’s foreign operations in Asia and Brazil are in a position to obtain local country financing arrangements due to the strong operating results of each subsidiary.

Cash Provided by Operating Activities

The significant components of net cash provided by operating activities are summarized below. UNIFI analyzes net cash provided by operating activities utilizing the major components of the statements of cash flows prepared under the indirect method.

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Net income (loss)	$15,171	$29,073	$(57,237)
Depreciation and amortization expense	26,207	25,528	23,653
Equity in (earnings) loss of unconsolidated affiliates	(605)	(739)	477
Recovery of non-income taxes, net	815	(9,717)	—
Impairment of investment in unconsolidated affiliate	—	—	45,194
Gain on sale of investment in unconsolidated affiliate	—	—	(2,284)
Non-cash compensation expense	3,555	3,462	3,999
Deferred income taxes	(3,119)	5,087	(4,011)
Subtotal	42,024	52,694	9,791

Distributions received from unconsolidated affiliates	750	750	10,437
Change in inventories	(34,749)	(28,069)	15,792
Other changes in assets and liabilities	(7,645)	11,306	16,704
Net cash provided by operating activities	$380	$36,681	$52,724
Fiscal 2022 Compared to Fiscal 2021

The decrease in net cash provided by operating activities from fiscal 2021 to fiscal 2022 was primarily due to an increase in working capital associated with (i) higher raw material costs and consolidated sales activity driving higher inventory and accounts receivable balances and (ii) lower other current liabilities resulting from the payment of incentive compensation earned in fiscal 2021.

Fiscal 2021 Compared to Fiscal 2020

The decrease in net cash provided by operating activities from fiscal 2020 to fiscal 2021 was primarily due to (i) the impact on working capital created by the contrast in business activity at the end of each fiscal year and (ii) the $10,437 of distributions received from PAL in fiscal 2020. The decrease was partially offset by a significant increase in Adjusted EBITDA from fiscal 2020 to fiscal 2021.

Cash (Used) Provided by Investing Activities and Financing Activities

Fiscal 2022

UNIFI used $41,734 for investing activities and provided $17,965 for financing activities during fiscal 2022. Significant investing activities included $39,631 for capital expenditures, which primarily relate to ongoing maintenance capital expenditures along with production capabilities and technology enhancements in the Americas. Significant financing activities included $28,800 of net borrowings against the ABL Facility, along with $3,707 of payments on finance lease obligations and $9,151 for share repurchases during fiscal 2022.

Fiscal 2021

UNIFI used $24,621 for investing activities and used $12,875 for financing activities during fiscal 2021. Significant investing activities included (i) approximately $21,000 for capital expenditures that primarily relate to ongoing maintenance capital expenditures along with production capabilities and technology enhancements in the Americas and (ii) approximately $3,600 for intangible asset purchases in connection with two bolt-on asset acquisitions in an effort to expand our customer portfolios in the U.S.  Significant financing activities included $10,000 of net payments against the ABL Facility, along with $3,646 of payments on finance lease obligations.

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

Contractual Obligations

In addition to management’s discussion and analysis surrounding our liquidity and capital resources, long-term debt, finance leases, operating leases, and the associated principal and interest components thereof, as of July 3, 2022, UNIFI’s contractual obligations consisted of the following additional concepts and considerations.

1.

Capital purchase obligations relate to contracts with vendors for the construction or purchase of assets, primarily for the normal course operations in our manufacturing facilities. Such obligations are approximately $32,000 and $12,000 for fiscal years 2023 and 2024, respectively.

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

3.

Non-capital purchase orders totaled approximately $75,000 at the end of fiscal 2022 and are expected to be settled in fiscal 2023.  Such open purchase orders are in the ordinary course of business for the procurement of (i) raw materials used in the production of inventory, (ii) certain consumables and outsourced services used in UNIFI’s manufacturing processes, and (iii) selected finished goods for resale sourced from third-party suppliers.

4.

Other balance sheet items are detailed within the notes to the consolidated financial statements, including but not limited to annual incentive compensation, severance agreements, post-employment plan liabilities, unpaid invoice and contract amounts, interest rate swaps, and other balances and charges that primarily relate to normal course operations.

UNIFI does not engage in off-balance sheet arrangements and only enters into material contracts in the ordinary course of business and/or to hedge the associated risks (e.g. interest rate swaps).

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

Inventory Net Realizable Value Adjustment

The inventory net realizable value adjustment is established based on many factors, including: historical recovery rates, inventory age, expected net realizable value of specific products, and current economic conditions.  Specific reserves are established based on a determination of the obsolescence of the inventory and whether the inventory cost exceeds net realizable value.  Anticipating selling prices and evaluating the condition of the inventories require judgment and estimation, which may impact the resulting inventory valuation and gross margins.  UNIFI uses current and historical knowledge to record reasonable estimates of its markdown percentages and expected sales prices.  UNIFI believes it is unlikely that differences in actual demand or selling prices from those forecasted by management would have a material impact on UNIFI’s financial condition or results of operations.  UNIFI has not made any material changes to the methodology used in establishing its inventory net realizable value adjustment during the past three fiscal years.  A plus or minus 10% change in the inventory net realizable value adjustment would not have been material to UNIFI’s consolidated financial statements for the past three fiscal years.

	July 3, 2022	June 27, 2021	June 28, 2020
Net realizable value adjustment	$(3,487)	$(2,407)	$(4,224)

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

UNIFI is exposed to market risks associated with changes in interest rates, fluctuations in foreign currency exchange rates and raw material and commodity costs, which may adversely affect its financial position, results of operations or cash flows.  UNIFI does not enter into derivative financial instruments for trading purposes, nor is it a party to any leveraged financial instruments.

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities.  As of July 3, 2022, UNIFI had borrowings under its ABL Term Facility totaling $106,300. After considering UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point increase in LIBOR as of July 3, 2022 would result in an increase in annual interest expense of less than $600.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies.  Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange rate risk.  UNIFI may enter into foreign currency forward contracts to hedge this exposure.  UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments.  As of July 3, 2022, UNIFI had no outstanding foreign currency forward contracts.

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

As of July 3, 2022, foreign currency exchange rate risk concepts included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	30.2%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$10,372
Denominated in RMB	28,836
Denominated in BRL	12,115
Denominated in other foreign currencies	125
Total cash and cash equivalents held outside the U.S.	$51,448
Percentage of total cash and cash equivalents held outside the U.S.	96.5%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$1,315

More information regarding UNIFI’s derivative financial instruments as of July 3, 2022 is provided in Note 18, “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities,” to the accompanying consolidated financial statements.

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

As fiscal 2021 concluded, UNIFI experienced cost increases for raw materials, primarily related to (i) increases in petroleum prices and (ii) supply chain disruptions that occurred in Texas during February 2021 due to abnormally cold weather. Our raw material costs remained elevated in fiscal 2022.  We have been able to implement responsive selling price adjustments for the majority of our portfolio, however our underlying gross margin has been pressured somewhat during fiscal 2022. We expect the impact of recent selling price adjustments to improve margins in future periods. Nonetheless, such costs remain subject to the volatility described above and, should raw material costs increase unexpectedly, UNIFI’s results of operations and cash flows are likely to be adversely impacted.

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

Evaluation of Disclosure Controls and Procedures

As of July 3, 2022, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of UNIFI’s internal control over financial reporting as of July 3, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of July 3, 2022, UNIFI’s internal control over financial reporting was effective based on the criteria established in Internal Control – Integrated Framework (2013).

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of UNIFI’s internal control over financial reporting as of July 3, 2022 has been audited by KPMG LLP (“KPMG”), an independent registered public accounting firm. KPMG’s report, which appears in “Item 8. Financial Statements and Supplementary Data,” expresses an unqualified opinion on the effectiveness of UNIFI’s internal control over financial reporting as of July 3, 2022.

Changes in Internal Control Over Financial Reporting

During UNIFI’s fourth quarter of fiscal 2022, there has been no change in UNIFI’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

UNIFI will file with the SEC a definitive proxy statement for the Company’s 2022 Annual Meeting of Shareholders (the “Proxy Statement”) no later than 120 days after the close of fiscal 2022. The information required with respect to our executive officers appears both in the Proxy Statement and in Part I of this Annual Report under the heading “Information about our Executive Officers.” The other information required by this item is furnished by incorporation by reference to the information under the headings “Election of Directors” and “Corporate Governance” in the Proxy Statement.

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

We will disclose information pertaining to any amendment to, or waiver from, the provisions of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions and that relate to any element of the Code of Ethics enumerated in the SEC rules and regulations by posting this information on our website at www.unifi.com.  The information on our website is not a part of this Annual Report and is not incorporated by reference in this Annual Report or any of our other filings with the SEC. Our non-employee directors and their respective principal occupation or employment are as follows: Emma S. Battle (President and CEO, MarketVigor, LLC, a consulting and strategy firm); Archibald Cox, Jr. (Chairman, Sextant Group, Inc., a financial advisory and private equity firm); Kenneth G. Langone (President and Chief Executive Officer, Invemed Associates LLC, a private investment portfolio firm); Suzanne M. Present (Principal, Gladwyne Partners, LLC, a private partnership fund manager); Rhonda L. Ramlo (Vice President & General Manager of Strategy, Acquisitions, and New Business Development, The Clorox Company, a manufacturer and marketer of consumer and professional products); and Eva T. Zlotnicka (Managing Partner, Inclusive Capital Partners, a fund manager focusing on responsible capitalism).

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

Report of Independent Registered Public Accounting Firm (PCAOB ID: 185).

2. Financial Statement Schedules

Not applicable.

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

Exhibit Number	Description

10.18*

Form of Incentive Stock Option Agreement for Employees for use in connection with the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan and the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-10542)).

10.19*

Form of Unifi, Inc. Performance Share Unit Agreement for Employees for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 26, 2021 (File No. 001-10542)).

10.20+ *	Unifi, Inc. Deferred Compensation Plan (formerly known as the Unifi, Inc. Supplemental Key Employee Retirement Plan).

10.21*	Unifi, Inc. Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 26, 2010 (File No. 001-10542)).

10.22*	Unifi, Inc. Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 29, 2019 (File No. 001-10542)).

10.23*

Letter Agreement by and between Unifi, Inc. and Albert P. Carey, effective as of June 29, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 2, 2020 (File No. 001-10542)).

10.24*

Letter Agreement by and between Unifi, Inc. and Albert P. Carey, effective as of October 27, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 28, 2021 (File No. 001-10542)).

10.25*

Employment Agreement by and between Unifi, Inc. and Craig A. Creaturo, effective as of August 28, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 3, 2019 (File No. 001-10542)).

10.26*

Employment Agreement by and between Unifi, Inc. and Edmund M. Ingle, effective as of April 16, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 21, 2020 (File No. 001-10542)).

10.27*

First Amendment to Employment Agreement by and between Unifi, Inc. and Edmund M. Ingle, effective as of June 9, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed June 15, 2020 (File No. 001-10542)).

10.28*

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

10.30+ *	Employment Agreement by and between Unifi, Inc. and Gregory K. Sigmon, effective as of July 4, 2022.

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

10.36

Deposit Account Control Agreement, dated as of May 24, 2012, by and among Unifi Manufacturing, Inc., Wells Fargo Bank, N.A. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 25, 2012 (File No. 001-10542)).

Exhibit Number	Description

21+	Subsidiaries of Unifi, Inc.

23+	Consent of KPMG LLP.

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following financial information from Unifi, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 3, 2022, filed August 31, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104+	The cover page from Unifi, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 3, 2022, filed August 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFI, INC.

Date: August 31, 2022	By:	/s/ EDMUND M. INGLE
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title

/s/ EDMUND M. INGLE	Chief Executive Officer and Director
Edmund M. Ingle	(Principal Executive Officer)

/s/ CRAIG A. CREATURO	Executive Vice President & Chief Financial Officer
Craig A. Creaturo	(Principal Financial Officer and Principal Accounting Officer)

/s/ EMMA S. BATTLE	Director
Emma S. Battle

/s/ ALBERT P. CAREY	Executive Chairman
Albert P. Carey

/s/ ARCHIBALD COX, JR.	Lead Independent Director
Archibald Cox, Jr.

/s/ KENNETH G. LANGONE	Director
Kenneth G. Langone

/s/ SUZANNE M. PRESENT	Director
Suzanne M. Present

/s/ RHONDA L. RAMLO	Director
Rhonda L. Ramlo

/s/ EVA T. ZLOTNICKA	Director
Eva T. Zlotnicka
Date: August 31, 2022

UNIFI, INC.

F-i

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unifi, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Unifi, Inc. and subsidiaries (the Company) as of July 3, 2022 and June 27, 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended July 3, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 3, 2022 and June 27, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended July 3, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 3, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 31, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the net realizable value of raw material and finished goods inventories

As discussed in Note 7 to the consolidated financial statements, the Company’s consolidated raw material and finished goods inventories balance as of July 3, 2022 was $154,471 thousand. The Company records adjustments to the cost basis of raw material and finished goods inventories when the expected net realizable value of the inventories is below its cost basis. The Company’s model estimates the net realizable value of its raw material and finished goods inventories based upon factors including historical recovery rates, inventory age, and current economic conditions.

We identified the evaluation of the net realizable value of raw material and finished goods inventories held in the United States as a critical audit matter. Complex auditor judgment was required to evaluate the recovery rates used in the determination of the net realizable value of raw material and finished goods inventories, including the relevance of historical experience.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the evaluation of the net realizable value of raw material and finished goods inventories. This included controls related to the determination of expected recovery rates used in the assessment and whether historical rates are indicative of expected losses on current raw material and finished goods inventories. We assessed whether historical recovery rates are indicative of expected losses by (1) comparing the prior period loss estimate to actual loss experience, and (2) evaluating industry and analyst reports for trends and conditions that may impact the estimate of net realizable value. We also performed sensitivity analyses over management’s historical recovery rates to assess the impact of changes in recovery rates on management’s determination of net realizable value of raw material and finished goods inventories.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Greensboro, North Carolina

August 31, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unifi, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Unifi, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of July 3, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 3, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of July 3, 2022 and June 27, 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended July 3, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated August 31, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Greensboro, North Carolina

August 31, 2022

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 3, 2022	June 27, 2021
ASSETS
Cash and cash equivalents	$53,290	$78,253
Receivables, net	106,565	94,837
Inventories	173,295	141,221
Income taxes receivable	160	2,392
Other current assets	18,956	12,364
Total current assets	352,266	329,067
Property, plant and equipment, net	216,338	201,696
Operating lease assets	8,829	8,772
Deferred income taxes	2,497	1,208
Other non-current assets	8,788	14,625
Total assets	$588,718	$555,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$73,544	$54,259
Income taxes payable	1,526	1,625
Current operating lease liabilities	2,190	1,856
Current portion of long-term debt	11,726	16,045
Other current liabilities	19,806	31,638
Total current liabilities	108,792	105,423
Long-term debt	102,309	70,336
Non-current operating lease liabilities	6,736	7,032
Deferred income taxes	4,983	6,686
Other long-term liabilities	4,449	7,472
Total liabilities	227,269	196,949

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 17,979,362 and 18,490,338 shares issued and outstanding as of July 3, 2022 and June 27, 2021, respectively)	1,798	1,849
Capital in excess of par value	66,120	65,205
Retained earnings	353,136	344,797
Accumulated other comprehensive loss	(59,605)	(53,432)
Total shareholders’ equity	361,449	358,419
Total liabilities and shareholders’ equity	$588,718	$555,368

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
Net sales	$815,758	$667,592	$606,509
Cost of sales	735,273	574,098	567,469
Gross profit	80,485	93,494	39,040
Selling, general and administrative expenses	52,489	51,334	43,814
(Benefit) provision for bad debts	(445)	(1,316)	1,739
Other operating (income) expense, net	(158)	4,865	2,308
Operating income (loss)	28,599	38,611	(8,821)
Interest income	(1,524)	(603)	(722)
Interest expense	3,085	3,323	4,779
Equity in (earnings) loss of unconsolidated affiliates	(605)	(739)	477
Recovery of non-income taxes, net	815	(9,717)	—
Gain on sale of investment in unconsolidated affiliate	—	—	(2,284)
Impairment of investment in unconsolidated affiliate	—	—	45,194
Income (loss) before income taxes	26,828	46,347	(56,265)
Provision for income taxes	11,657	17,274	972
Net income (loss)	$15,171	$29,073	$(57,237)

Net income (loss) per common share:
Basic	$0.82	$1.57	$(3.10)
Diluted	$0.80	$1.54	$(3.10)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
Net income (loss)	$15,171	$29,073	$(57,237)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,125)	9,368	(21,027)
Foreign currency translation adjustments for an unconsolidated affiliate	—	—	1,908
Changes in interest rate swaps, net of tax of $282, $310 and $446, respectively	952	1,006	(1,458)
Other comprehensive (loss) income, net	(6,173)	10,374	(20,577)
Comprehensive income (loss)	$8,998	$39,447	$(77,814)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2019	18,462	$1,846	$59,560	$374,668	$(43,229)	$392,845

Options exercised	10	1	28	—	—	29
Stock-based compensation	4	1	3,610	—	—	3,611
Conversion of equity units	76	8	(8)	—	—	—
Common stock repurchased and retired under publicly announced programs	(84)	(8)	(279)	(1,707)	—	(1,994)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(22)	(3)	(519)	—	—	(522)
Other comprehensive loss, net of tax	—	—	—	—	(20,577)	(20,577)
Net loss	—	—	—	(57,237)	—	(57,237)
Balance at June 28, 2020	18,446	$1,845	$62,392	$315,724	$(63,806)	$316,155

Options exercised	1	—	—	—	—	—
Stock-based compensation	4	1	3,137	—	—	3,138
Conversion of equity units	45	4	(4)	—	—	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(6)	(1)	(320)	—	—	(321)
Other comprehensive income, net of tax	—	—	—	—	10,374	10,374
Net income	—	—	—	29,073	—	29,073
Balance at June 27, 2021	18,490	$1,849	$65,205	$344,797	$(53,432)	$358,419

Options exercised	16	1	27	—	—	28
Stock-based compensation	5	1	3,290	—	—	3,291
Conversion of equity units	107	11	(11)	—	—	—
Common stock repurchased and retired under publicly announced programs	(617)	(62)	(2,257)	(6,832)	—	(9,151)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(22)	(2)	(134)	—	—	(136)
Other comprehensive loss, net of tax	—	—	—	—	(6,173)	(6,173)
Net income	—	—	—	15,171	—	15,171
Balance at July 3, 2022	17,979	$1,798	$66,120	$353,136	$(59,605)	$361,449

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
Cash and cash equivalents at beginning of year	$78,253	$75,267	$22,228
Operating activities:
Net income (loss)	15,171	29,073	(57,237)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) loss of unconsolidated affiliates	(605)	(739)	477
Distributions received from unconsolidated affiliates	750	750	10,437
Depreciation and amortization expense	26,207	25,528	23,653
Non-cash compensation expense	3,555	3,462	3,999
Deferred income taxes	(3,119)	5,087	(4,011)
Loss on disposal of assets	48	2,809	160
Recovery of non-income taxes, net	815	(9,717)	—
Impairment of investment in unconsolidated affiliate	—	—	45,194
Gain on sale of investment in unconsolidated affiliate	—	—	(2,284)
Other, net	(99)	(495)	(444)
Changes in assets and liabilities:
Receivables, net	(13,533)	(40,059)	29,964
Inventories	(34,749)	(28,069)	15,792
Other current assets	(2,860)	2,409	3,625
Income taxes	2,193	2,978	(113)
Accounts payable and other current liabilities	8,937	40,909	(17,328)
Other non-current assets	360	139	46
Other non-current liabilities	(2,691)	2,616	794
Net cash provided by operating activities	380	36,681	52,724

Investing activities:
Capital expenditures	(39,631)	(21,178)	(18,509)
Purchases of intangible assets	—	(3,605)	—
Proceeds from sale of investment in unconsolidated affiliate	—	—	60,000
Other, net	(2,103)	162	83
Net cash (used) provided by investing activities	(41,734)	(24,621)	41,574

Financing activities:
Proceeds from ABL Revolver	158,000	—	122,200
Payments on ABL Revolver	(116,700)	—	(141,600)
Payments on ABL Term Loan	(12,500)	(10,000)	(10,000)
Proceeds from construction financing	2,340	882	—
Payments on finance lease obligations	(3,707)	(3,646)	(6,035)
Common stock repurchased and retired under publicly announced program	(9,151)	—	(1,994)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(345)	(111)	(522)
Other	28	—	29
Net cash provided (used) by financing activities	17,965	(12,875)	(37,922)

Effect of exchange rate changes on cash and cash equivalents	(1,574)	3,801	(3,337)
Net (decrease) increase in cash and cash equivalents	(24,963)	2,986	53,039
Cash and cash equivalents at end of year	$53,290	$78,253	$75,267

See accompanying notes to consolidated financial statements.

Unifi, Inc.

Notes to Consolidated Financial Statements

1. Background

Overview

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “UNIFI,” the “Company,” “we,” “us” or “our”), is a multinational company that manufactures and sells innovative recycled and synthetic products, made from polyester and nylon, primarily to other yarn manufacturers and knitters and weavers (UNIFI’s “direct customers”) that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial, and other end-use markets (UNIFI’s “indirect customers”).  We sometimes refer to these indirect customers as “brand partners.” Polyester products include partially oriented yarn (“POY”), textured, solution and package dyed, twisted, beamed, and draw wound yarns, and each is available in virgin or recycled varieties. Recycled solutions, made from both pre-consumer and post-consumer waste, include plastic bottle flake (“Flake”), polyester polymer beads (“Chip”), and staple fiber.  Nylon products include virgin or recycled textured, solution dyed, and spandex covered yarns.

UNIFI maintains one of the textile industry’s most comprehensive product offerings that include a range of specialized, value-added and commodity solutions, with principal geographic markets in the North America, Central America, South America, Asia, and Europe. UNIFI has direct manufacturing operations in four countries and participates in joint ventures with operations in Israel and the United States (“U.S.”).

Fiscal Year

The fiscal year for Unifi, Inc., its domestic subsidiaries and its subsidiary in El Salvador ends on the Sunday in June or July nearest to June 30 of each year. Unifi, Inc.’s fiscal 2022, 2021, and 2020 ended on July 3, 2022, June 27, 2021, and June 28, 2020, respectively.

Unifi, Inc.’s remaining material operating subsidiaries’ fiscal years end on June 30. There have been no significant transactions or events that occurred between Unifi, Inc.’s fiscal year end and such wholly owned subsidiaries’ fiscal year ends.

Unifi, Inc.’s fiscal 2022 consisted of 53 weeks, while fiscal 2021 and 2020 each consisted of 52 weeks.

Current Economic Environment

UNIFI evaluated GAAP requirements for the consideration of forecasted financial information, including, but not limited to, the carrying value of long-lived assets in context with the information reasonably available to UNIFI and the unknown future impacts of the economic environment as of July 3, 2022 and through the date of this filing. As a result of these evaluations, there were no impairments or material changes to asset balances that impacted UNIFI's consolidated financial statements as of and for the period ended July 3, 2022.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Receivables

Receivables are stated net of expected lifetime credit losses.  Allowances are provided for known and potential losses arising from quality claims and for amounts owed by customers.  Reserves for quality claims have not been material and are based on historical claim experience and known pending claims and are recorded as a reduction of net sales.  The allowance for uncollectible accounts is recorded against operating income and reflects UNIFI’s best estimate of probable losses inherent in its accounts receivable portfolio determined on the basis of historical write off experience, aging of trade receivables, specific allowances for known troubled accounts, and other currently available information.  Customer accounts are written off against the allowance for uncollectible accounts when they are no longer deemed to be collectible.

Inventories

UNIFI’s inventories are valued at the lower of cost or net realizable value, with the cost for the majority of its inventory determined using the first-in, first-out method.  Certain foreign inventories and limited categories of supplies are valued using the average cost method.  UNIFI’s estimates for net realizable value related to obsolete, slow-moving, or excess inventories are based upon many factors, including historical recovery rates, inventory age, the expected net realizable value of specific products, and current economic conditions.

Debt Issuance Costs

Debt issuance costs for revolving credit arrangements are immaterial.  All other debt issuance costs are recorded against long-term debt and amortized as additional interest expense using the effective interest method.  In the event of any prepayment of its debt obligations, UNIFI accelerates the recognition of a pro-rata amount of issuance costs.

Property, Plant and Equipment

Property, plant, and equipment (“PP&E”) are stated at historical cost less accumulated depreciation.  Plant and equipment under finance leases are stated at the present value of minimum lease payments less accumulated amortization. Additions or improvements that substantially extend the useful life of a particular asset are capitalized.  Depreciation is calculated primarily utilizing the straight-line method over the following useful lives:

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

UNIFI capitalizes its costs of developing internal software when the software is used as an integral part of its manufacturing or business processes and the technological feasibility has been established.  Internal software costs are amortized over a period of three years and, in accordance with the nature of the project, charged to cost of sales or selling, general, and administrative expenses (“SG&A”).

Fully depreciated assets are retained in cost and accumulated depreciation accounts until they are disposed.  In the case of disposals, asset costs and related accumulated depreciation amounts are removed from the accounts, and the net amounts, less proceeds from disposal, are included in the determination of net income (loss) and presented within other operating (income) expense, net.

Repair and maintenance costs related to PP&E, which do not significantly increase the useful life of an existing asset or do not significantly alter, modify or change the capabilities or production capacity of an existing asset, are expensed as incurred.

Interest is capitalized for capital projects requiring a construction period.

PP&E and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable.  Long-lived assets to be disposed of by sale within one year are classified as held for sale and are reported at the lower of their carrying amount or fair value less cost to sell.  Depreciation ceases for all assets classified as held for sale.  Long-lived assets to be disposed of other than by sale are classified as held for use until they are disposed of and these assets are reported at the lower of their carrying amount or estimated fair value.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Intangible Assets

Finite-lived intangible assets, such as customer lists, non-compete agreements, and trademarks are amortized over their estimated useful lives.  UNIFI periodically evaluates the reasonableness of the useful lives of these assets.  Once these assets are fully amortized, they are removed from the accounts.  These assets (asset groups) are reviewed for impairment or obsolescence whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques.  UNIFI has no intangible assets with indefinite lives.

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

Derivative Instruments

All derivatives are carried on the balance sheet at fair value and are classified according to their asset or liability position and the expected timing of settlement.  For cash flow hedges, the effective portion of gains and losses are recorded in accumulated other comprehensive loss until the underlying transactions are recognized in income.  When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss to current period earnings on the same line item as the underlying transaction.

Derivatives that are not designated for hedge accounting are marked to market at the end of each period with the changes in fair value recognized in current period earnings.  Settlements of any cash flow derivative contracts are classified as cash flows from operating activities. There were no outstanding derivative instruments as of July 3, 2022.

Fair Value Measurements

The accounting guidance for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or, if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price).  Fair value is based on assumptions that market participants would use when pricing the asset or liability.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs.  UNIFI uses the following to measure fair value for its assets and liabilities.

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

UNIFI believes that there have been no significant changes to its credit risk profile or the interest rates available to UNIFI for debt issuances with similar terms and average maturities, and UNIFI estimates that the fair values of its debt obligations approximate the carrying amounts.  Other financial instruments include cash and cash equivalents, receivables, accounts payable, and accrued expenses.  The financial statement carrying amounts of these items approximate the fair values due to their short-term nature.

There were no transfers into or out of the levels of the fair value hierarchy for any years presented.

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. Dollar (“USD”) are translated at exchange rates existing at the respective balance sheet dates.  Translation gains and losses are not included in determining net income (loss) but are presented in a separate component of accumulated other comprehensive loss.  UNIFI translates the results of its foreign operations at the average exchange rates during the respective periods. Transaction gains and losses are included within other operating (income) expense, net.

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

Cost of Sales

The major components of cost of sales are: (i) materials and supplies, (ii) labor and fringe benefits, (iii) utility and overhead costs associated with manufactured products, (iv) shipping, handling and warehousing costs, (v) depreciation expense, and (vi) all other costs related to production or service activities.

Shipping, Handling, and Warehousing Costs

Shipping, handling, and warehousing costs include costs to store goods prior to shipment, prepare goods for shipment and physically move goods to customers.

Research and Development Costs

Research and development costs include employee costs, production costs related to customer samples, operating supplies, consulting fees and other miscellaneous costs.  The cost of research and development is charged to expense as incurred.  Research and development costs were as follows:

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
Research and development costs	$12,103	$11,483	$11,257

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Selling, General, and Administrative Expenses

The major components of SG&A expenses are: (i) costs of UNIFI’s sales organization, marketing and advertising efforts, and external commissions; (ii) costs of maintaining UNIFI’s general and administrative support functions including executive management, information technology, human resources, legal, and finance; (iii) amortization of intangible assets, and (iv) all other costs required to be classified as SG&A expenses.

Advertising Costs

Advertising costs are expensed as incurred and included in SG&A expenses.  UNIFI’s advertising costs include spending for items such as consumer marketing and branding initiatives, promotional items, trade shows, sponsorships, and other programs.  Advertising costs were as follows:

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
Advertising costs	$4,673	$2,919	$2,044

Self-Insurance

UNIFI self-insures certain risks such as employee healthcare claims and maintains stop-loss coverage.  Reserves for incurred but not reported healthcare claims are estimated using historical data, the timeliness of claims processing, medical trends, inflation, and any changes, if applicable, in the nature or type of the plan.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

UNIFI routinely leases sales and administrative office space, warehousing and distribution centers, manufacturing space, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties.  The lease terms range from 1 to 15 years with various options for renewal. There are no residual value guarantees, restrictions, covenants, or sub-leases related to these leases.  Variable lease payments are determined as the amounts included in the lease payment that are based on the change in index or usage. UNIFI’s accounting for finance leases remained substantially unchanged. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included below.

The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities:

Classification	Balance Sheet Location	July 3, 2022	June 27, 2021
Lease Assets
Operating lease assets	Operating lease assets	$8,829	$8,772
Finance lease assets	Property, plant & equipment, net	7,017	16,037
Total lease assets		$15,846	$24,809

Lease Liabilities
Current operating lease liabilities	Current operating lease liabilities	$2,190	$1,856
Current finance lease liabilities	Current portion of long-term debt	1,726	3,545
Total current lease liabilities		$3,916	$5,401

Non-current operating lease liabilities	Non-current operating lease liabilities	$6,736	$7,032
Non-current finance lease liabilities	Long-term debt	5,535	4,930
Total non-current lease liabilities		$12,271	$11,962

Total lease liabilities		$16,187	$17,363

The following table sets forth the components of UNIFI’s total lease cost for fiscal 2022 and 2021:

	For The Fiscal Year	For The Fiscal Year
Lease Cost	July 3, 2022	June 27, 2021
Operating lease cost	$2,766	$2,465
Variable lease cost	502	503
Finance lease cost:
Amortization of lease assets	1,981	1,998
Interest on lease liabilities	258	365
Short-term lease cost	967	1,007
Total lease cost	$6,474	$6,338

As of July 3, 2022 and June 27, 2021, Unifi had not received any COVID-19 rent concessions.

The following table presents supplemental information related to leases:

	For The Fiscal Year	For The Fiscal Year
Other Information	July 3, 2022	June 27, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$2,766	$2,465
Financing cash flows used by finance leases	$3,707	$3,646
Non-cash activities:
Leased assets obtained in exchange for new operating lease liabilities	$1,662	$2,606
Leased assets obtained in exchange for new finance lease liabilities	$2,493	$740

UNIFI calculates its operating lease liabilities and finance lease liabilities entered into after the adoption of the new lease standard based upon UNIFI’s incremental borrowing rate (the “IBR”). When determining the IBR, we consider our centralized treasury function and our current credit profile. UNIFI makes adjustments to this rate for securitization, the length of the lease term (tenure), and leases denominated in foreign currencies. Generally, the IBR for each jurisdiction approximates the specific risk-free rate for the respective jurisdiction incremented for UNIFI’s corporate credit risk and adjusted for tenure.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The following table sets forth UNIFI's weighted average remaining lease term in years and discount rate percentage used in the calculation of its outstanding lease liabilities:

Weighted Average Remaining Lease Term and Discount Rate	July 3, 2022	June 27, 2021
Weighted average remaining lease term (years):
Operating leases	4.1	5.9
Finance leases	4.2	3.8
Weighted average discount rate (percentage):
Operating leases	5.0%	5.1%
Finance leases	3.6%	3.6%

Lease Maturity Analysis

Future minimum finance lease payments and future minimum payments under non-cancelable operating leases with initial lease terms in excess of one year under Topic 842 as of July 3, 2022 by fiscal year were:

Maturity of Lease Liabilities	Finance Leases	Operating Leases
Fiscal 2023	$2,032	$2,595
Fiscal 2024	2,032	2,004
Fiscal 2025	1,880	1,498
Fiscal 2026	1,385	1,201
Fiscal 2027	821	971
Fiscal years thereafter	100	1,788
Total minimum lease payments	$8,250	$10,057
Less estimated executory costs	(413)	—
Less imputed interest	(576)	(1,131)
Present value of net minimum lease payments	7,261	8,926
Less current portion of lease obligations	(1,726)	(2,190)
Long-term portion of lease obligations	$5,535	$6,736

5.  Revenue Recognition

The following tables present net sales disaggregated by (i) classification of customer type and (ii) REPREVE Fiber sales:

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
Third-party manufacturer	$808,655	$656,763	$598,510
Service	7,103	10,829	7,999
Net sales	$815,758	$667,592	$606,509

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
REPREVE® Fiber	$293,080	$245,832	$186,141
All other products and services	522,678	421,760	420,368
Net sales	$815,758	$667,592	$606,509

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

REPREVE Fiber

REPREVE Fiber represents our collection of fiber products on our recycled platform, with or without added technologies.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Variable Consideration

For all variable consideration, where appropriate, UNIFI estimates the amount using the expected value method, which takes into consideration historical experience, current contractual requirements, specific known market events and forecasted customer buying and payment patterns. Overall, these reserves reflect UNIFI’s best estimates of the amount of consideration to which the customer is entitled based on the terms of the contracts. Variable consideration has been immaterial to UNIFI’s financial statements for all years presented.

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

6. Receivables, Net

Receivables, net consists of the following:

	July 3, 2022	June 27, 2021
Customer receivables	$99,963	$81,921
Allowance for uncollectible accounts	(1,498)	(2,525)
Reserves for quality claims	(860)	(703)
Net customer receivables	97,605	78,693
Other receivables	8,960	16,144
Total receivables, net	$106,565	$94,837

Other receivables includes $7,849 and $13,391 of banker’s acceptance notes (“BANs”) as of July 3, 2022 and June 27, 2021, respectively, in connection with the settlement of certain customer receivables generated from trade activity in the Asia Segment. The BANs are redeemable upon maturity from the drawing financial institutions, or earlier at a discount.

The changes in UNIFI’s allowance for uncollectible accounts and reserves for quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Quality Claims
Balance at June 30, 2019	$(2,338)	$(961)
Charged to costs and expenses	(1,739)	(1,251)
Translation activity	186	10
Deductions	95	1,274
Balance at June 28, 2020	$(3,796)	$(928)
Credited (charged) to costs and expenses	1,316	(1,085)
Translation activity	(89)	(36)
Deductions	44	1,346
Balance at June 27, 2021	$(2,525)	$(703)
Credited (charged) to costs and expenses	445	(1,065)
Translation activity	40	12
Deductions	542	896
Balance at July 3, 2022	$(1,498)	$(860)

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

7.  Inventories

Inventories consists of the following:

	July 3, 2022	June 27, 2021
Raw materials	$69,994	$54,895
Supplies	11,953	10,692
Work in process	10,358	7,516
Finished goods	84,477	70,525
Gross inventories	176,782	143,628
Net realizable value adjustment	(3,487)	(2,407)
Total inventories	$173,295	$141,221

The cost for the majority of UNIFI’s inventories is determined using the first-in, first-out method.  Certain foreign inventories and limited categories of supplies of $53,793 and $58,468 as of July 3, 2022 and June 27, 2021, respectively, were valued under the average cost method.

8. Other Current Assets

Other current assets consists of the following:

	July 3, 2022	June 27, 2021
Vendor deposits	$6,910	$3,341
Recovery of non-income taxes, net	6,770	3,456
Prepaid expenses and other	3,004	2,753
Value-added taxes receivable	1,987	2,484
Contract assets	285	330
Total other current assets	$18,956	$12,364

Vendor deposits primarily relates to down payments made toward the purchase of inventory. Recovery of non-income taxes, net relates to favorable litigation results for UNIFI’s Brazilian operations in fiscal 2021, generating overpayments that resulted from excess social program taxes paid in prior fiscal years, as further described below. Prepaid expenses consists of advance payments for routine operating expenses. Value-added taxes receivable relates to recoverable taxes associated with the sales and purchase activities of UNIFI’s foreign operations. Contract assets represents the estimated revenue attributable to UNIFI in connection with completed performance obligations under contracts with customers for which revenue is recognized over time. The contract assets are classified to receivables when the right to payment becomes unconditional.

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

There are no limitations or restrictions on UNIFI’s ability to recover the associated overpayment claims as future income is generated. In fiscal 2021, UNIFI recorded $11,519 to reflect the current and non-current recovery of PIS/COFINS taxes and associated interest, with $942 of recoveries relating to fiscal 2021 included within net sales and $10,577 of recoveries relating to fiscal years prior to 2021, which is reduced by fees related to the recovery efforts to comprise $9,717 for recovery of non-income taxes. During fiscal 2022, UNIFI (i) reduced the estimated recovery by $815, based on additional clarity and review of the recovery process during the months following the associated SFC decision and (ii) updated the expected duration of claim recovery to the 12-month period following March 27, 2022. The remaining recovery amount was reclassed to current assets accordingly, with no amounts reflected in other non-current assets at July 3, 2022.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

9.  Property, Plant and Equipment, Net

PP&E, net consists of the following:

	July 3, 2022	June 27, 2021
Land	$3,160	$3,184
Land improvements	16,443	16,372
Buildings and improvements	164,252	160,122
Assets under finance leases	10,921	22,000
Machinery and equipment	635,699	609,414
Computers, software and office equipment	25,348	24,848
Transportation equipment	10,591	10,461
Construction in progress	20,397	17,834
Gross PP&E	886,811	864,235
Less: accumulated depreciation	(666,569)	(656,576)
Less: accumulated amortization – finance leases	(3,904)	(5,963)
Total PP&E, net	$216,338	$201,696

Assets under finance leases consists of the following:

	July 3, 2022	June 27, 2021
Transportation equipment	$8,276	$8,276
Machinery and equipment	2,645	9,897
Building improvements	—	3,827
Gross assets under finance leases	$10,921	$22,000

Depreciation and amortization expense and repair and maintenance expenses were as follows:

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
Depreciation and amortization expense	$24,509	$24,215	$22,551
Repair and maintenance expenses	20,076	18,118	18,093

10. Other Non-Current Assets

Other non-current assets consists of the following:

	July 3, 2022	June 27, 2021
Intangible assets, net	$2,500	$3,978
Grantor trust	2,196	—
Investments in unconsolidated affiliates	2,072	2,159
Recovery of non-income taxes, net	—	8,063
Other	2,020	425
Total other non-current assets	$8,788	$14,625

Grantor Trust

During fiscal 2022, UNIFI established a grantor (or “rabbi”) trust to facilitate the payment of obligations under the Unifi, Inc. Deferred Compensation Plan (the “DCP”), which was also established in fiscal 2022. In addition to providing certain key employees with the ability to defer earned cash incentive compensation into the DCP, participants can generally choose the form and timing of deferred amounts. The DCP assumed the participants, obligations, and major terms of the Unifi, Inc. Supplemental Key Employee Retirement Plan (together with amendments, the “SERP”), an unfunded plan established in 2006 for purposes of generating supplemental retirement income for key employees of UNIFI. The amounts credited to participant accounts are reflected in selling, general, and administrative expenses. The assets of the trust are subject to the claims of UNIFI’s creditors in the event of insolvency.  Investments held for the DCP consist of mutual funds and are recorded based on market values.  A change in the value of the trust assets would substantially be offset by a change in the liability to the participants, resulting in an immaterial net impact on our consolidated financial statements.

The fair value of the investment assets held by the trust were approximately $2,196 and $0 as of July 3, 2022 and June 27, 2021, respectively, and are classified as trading securities within Other non-current assets.  Trading gains and losses associated with these investments are recorded to Other operating expense, net.  The associated DCP liability is recorded within Other current liabilities and Other long-term liabilities based on expected payment timing, and any increase or decrease in the liability is reflected as compensation in Selling, general and administrative expenses.  During fiscal 2022, we recorded losses on investments held by the trust of $48.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Recovery of Non-Income Taxes, Net

As previously described in Note 8, “Other Current Assets,” UNIFI recorded a recovery of non-income taxes and reflected current and non-current assets accordingly.

Intangible Assets

Intangible assets, net consists of the following:

	July 3, 2022	June 27, 2021
Customer lists	$5,220	$5,220
Non-compete agreement	1,875	1,875
Trademarks	104	411
Total intangible assets, gross	7,199	7,506

Accumulated amortization – customer lists	(3,056)	(2,049)
Accumulated amortization – non-compete agreement	(1,563)	(1,188)
Accumulated amortization – trademarks	(80)	(291)
Total accumulated amortization	(4,699)	(3,528)
Total intangible assets, net	$2,500	$3,978

UNIFI capitalizes costs incurred to register trademarks primarily for REPREVE in various countries. UNIFI has determined that these trademarks have varying useful lives of up to three years and are being amortized using the straight-line method.

Amortization expense for intangible assets consists of the following:

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
Customer lists	$1,007	$556	$326
Non-compete agreement	375	375	375
Trademarks	96	147	154
Total amortization expense	$1,478	$1,078	$855

The following table presents the expected intangible asset amortization for the next five fiscal years:

	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter
Expected amortization	$1,291	$528	$108	$108	$108	$357

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

UNF America, LLC

In October 2009, UNIFI and Nilit America Inc. (“Nilit America”) formed a 50/50 joint venture, UNF America LLC (“UNFA”), for the purpose of operating a nylon extrusion facility which manufactures nylon POY.  Raw material and production services for UNFA are provided by Nilit America under separate supply and services agreements.  UNFA’s fiscal year end is December 31 and it is a limited liability company located in Ridgeway, Virginia.  UNFA is treated as a partnership for its income tax reporting.

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA (collectively, “UNFs”) whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The agreement has no stated minimum purchase quantities, and pricing is negotiated every six months based on market rates.  As of July 3, 2022, UNIFI’s open purchase orders related to this agreement were $896.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

UNIFI’s raw material purchases under this supply agreement consist of the following:

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
UNFA	$29,637	$18,932	$14,583
UNF	1,175	548	1,450
Total	$30,812	$19,480	$16,033

As of July 3, 2022 and June 27, 2021, UNIFI had combined accounts payable due to UNF and UNFA of $5,565 and $2,955, respectively.

UNIFI has determined that UNF and UNFA are variable interest entities and has also determined that UNIFI is the primary beneficiary of these entities, based on the terms of the supply agreement.  As a result, these entities should be consolidated with UNIFI’s financial results.  As (i) UNIFI purchases substantially all of the output from the two entities so all intercompany sales would be eliminated in consolidation, (ii) the two entities’ balance sheets constitute 3% or less of UNIFI’s current assets and total assets, and (iii) such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements and instead is accounting for these entities as equity investments.  As of July 3, 2022, UNIFI’s combined investments in UNF and UNFA were $2,072.  The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy.  Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to either UNF or UNFA.

Parkdale America, LLC

In June 1997, UNIFI and Parkdale Mills, Inc. (“Mills”) entered into a Contribution Agreement that set forth the terms and conditions by which the two companies contributed all of the assets of their spun cotton yarn operations utilizing open-end and air-jet spinning technologies to create PAL, a producer of yarns for sale to the global textile industry and apparel market.  In exchange for its contribution, UNIFI received a 34% equity ownership interest in the PAL Investment, accounted for using the equity method of accounting.  Effective January 1, 2012, Mills’ interest in PAL was assigned to Parkdale.

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

Condensed balance sheet and income statement information for UNFs (including reciprocal balances) is presented in the following tables. Fiscal 2020 PAL Investment income statement activity is reported for the ten months of fiscal 2020 ownership ending April 29, 2020.

	July 3, 2022	June 27, 2021
Current assets	$10,705	$7,931
Non-current assets	605	659
Current liabilities	8,056	3,967
Non-current liabilities	—	—
Shareholders’ equity and capital accounts	3,254	4,623

UNIFI’s portion of undistributed earnings	2,013	2,100

	July 3, 2022	June 27, 2021
Net sales	$31,745	$19,649
Gross profit	1,928	3,423
Income from operations	148	1,777
Net income	127	1,782
Depreciation and amortization	121	151

Distributions received	750	750

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

	For the Fiscal Year Ended June 28, 2020
	PAL	UNFs	Total
Net sales	$544,006	$17,068	$561,074
Gross profit	7,592	2,056	9,648
(Loss) income from operations	(7,484)	410	(7,074)
Net (loss) income	(2,823)	497	(2,326)
Depreciation and amortization	33,455	135	33,590

Cash received by PAL under cotton rebate program	11,186	—	11,186
Earnings recognized by PAL for cotton rebate program	9,697	—	9,697

Distributions received	10,437	—	10,437

11. Other Current Liabilities

Other current liabilities consists of the following:

	July 3, 2022	June 27, 2021
Payroll and fringe benefits	$9,414	$10,204
Incentive compensation	3,916	12,356
Utilities	2,287	2,347
Deferred revenue	1,694	2,691
Interest rate swaps	—	1,234
Property taxes and other	2,495	2,806
Total other current liabilities	$19,806	$31,638

12. Long-Term Debt

Debt Obligations

The following table presents the total balances outstanding for UNIFI’s debt obligations, their scheduled maturity dates and the weighted average interest rates for borrowings as well as the applicable current portion of long-term debt:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	July 3, 2022	July 3, 2022	June 27, 2021
ABL Revolver	December 2023	3.2%	$41,300	$—
ABL Term Loan	December 2023	3.2%	65,000	77,500
Finance lease obligations	(1)	3.6%	7,261	8,475
Construction financing	(2)	1.9%	729	882
Total debt			114,290	86,857
Current ABL Term Loan			(10,000)	(12,500)
Current portion of finance lease obligations			(1,726)	(3,545)
Unamortized debt issuance costs			(255)	(476)
Total long-term debt			$102,309	$70,336

(1)	Scheduled maturity dates for finance lease obligations range from March 2025 to November 2027.
(2)	Refer to the discussion below under the subheading “Construction Financing” for further information.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The 2018 Amendment made the following changes to the Credit Agreement, among others: (i) extended the maturity date from March 26, 2020 to December 18, 2023 and (ii) decreased the Applicable Margin (as defined in the Credit Agreement) pricing structure for Base Rate Loans (as defined in the Credit Agreement) and LIBOR Rate Loans (as defined in the Credit Agreement) by 25 basis points.

In connection and concurrent with the sale of UNIFI’s 34% interest in PAL on April 29, 2020, UNIFI entered into the Fourth Amendment to Amended and Restated Credit Agreement (“Fourth Amendment”).  The Fourth Amendment, among other things, revised the:  (i) definition of permitted dispositions within the Credit Agreement to include the sale by Unifi Manufacturing, Inc. of its equity interest in PAL so long as the aggregate net cash proceeds received equaled or exceeded $60,000 and such sale occurred on or before May 15, 2020;  (ii) terms of the Credit Agreement to allow the net cash proceeds from the sale of PAL to be applied to the outstanding principal amount of the ABL Revolver until paid in full with the remaining net cash proceeds retained by UNIFI, so long as certain conditions were met; and (iii) terms of the Credit Agreement to allow the lenders to make changes to the benchmark interest rate without further amendment should LIBOR temporarily or permanently cease to exist and a transition to a new benchmark interest rate such as the Secured Overnight Financing Rate (“SOFR”) be required for future ABL Facility borrowings. The Fourth Amendment generated no change in cash flows for the Credit Agreement and, accordingly, followed debt modification accounting.

On February 5, 2021, UNIFI entered into the Fifth Amendment to Amended and Restated Agreement (“Fifth Amendment”).  The Fifth Amendment primarily allowed for share repurchases of up to $5,000 to be completed from available domestic cash, through June 30, 2021. No such share repurchases were made.

The ABL Facility is secured by a first-priority perfected security interest in substantially all owned property and assets (together with all proceeds and products) of Unifi, Inc., Unifi Manufacturing, Inc., and a certain subsidiary guarantor (collectively, the “Loan Parties”). It is also secured by a first-priority security interest in all (or 65% in the case of UNIFI’s first-tier controlled foreign subsidiary, as required by the lenders) of the stock of (or other ownership interests in) each of the Loan Parties (other than Unifi, Inc.) and certain subsidiaries of the Loan Parties, together with all proceeds and products thereof.

If excess availability under the ABL Revolver falls below the Trigger Level (as defined in the Credit Agreement), a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a quarterly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of July 3, 2022 was $20,625. In addition, the ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

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

In 2017, UNIFI entered into three interest rate swaps with Wells Fargo Bank, N.A., with notional amounts of $20,000 (“Swap A”), $30,000 (“Swap B”) and $25,000 (“Swap C”), respectively. The combined designated hedges fixed LIBOR at approximately 1.9% for $75,000 of variable rate borrowings through May 24, 2022.  Such swaps terminated in May 2022 and there were no material fair value or hedging impacts.

As of July 3, 2022: UNIFI had $0 of standby letters of credit; excess availability under the ABL Revolver was $51,409; and the fixed charge coverage ratio was (0.24) to 1.00.

Finance Lease Obligations

During fiscal 2022, UNIFI entered into finance lease obligations totaling $2,493 for eAFK Evo texturing machines.  The maturity dates of these obligations occur during fiscal 2027 with interest rates between 3.0% and 4.4%.

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

Each borrowing under the agreement provides for 60 monthly payments, which will commence upon the completion of the construction period with an interest rate of approximately 4.4%. In connection with this construction financing arrangement, UNIFI has borrowed a total of $3,222 and transitioned $2,493 of completed asset costs to finance lease obligations as of July 3, 2022.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the following five fiscal years and thereafter.

	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter
ABL Revolver	$—	$41,300	$—	$—	$—	$—
ABL Term Loan	10,000	55,000	—	—	—	—
Finance lease obligations	1,726	1,787	1,699	1,255	732	62
Total (1)	$11,726	$98,087	$1,699	$1,255	$732	$62

(1)	Total reported excludes $729 for construction financing, described above.

13. Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	July 3, 2022	June 27, 2021
Nonqualified deferred compensation plan obligation	$1,982	$2,090
Uncertain tax positions	1,575	3,045
Other	892	2,337
Total other long-term liabilities	$4,449	$7,472

As further described in Note 10, “Other Non-Current Assets,” UNIFI maintains a nonqualified deferred compensation plan for certain key employees and reflects a long-term obligation for amounts due beyond twelve months.

Other primarily includes certain retiree and post-employment medical and disability liabilities.

14. Income Taxes

Components of Income (Loss) Before Income Taxes

The components of income (loss) before income taxes consist of the following:

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
U.S.	$(18,364)	$(12,463)	$(74,905)
Foreign	45,192	58,810	18,640
Income (loss) before income taxes	$26,828	$46,347	$(56,265)

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Components of Provision for Income Taxes

Provision for income taxes consists of the following:

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
Current:
Federal	$(1,163)	$(577)	$282
State	2	25	(118)
Foreign	15,935	12,739	4,819
Total current tax expense	14,774	12,187	4,983
Deferred:
Federal	(630)	(1,564)	(3,783)
State	33	131	116
Foreign	(2,520)	6,520	(344)
Total deferred tax expense	(3,117)	5,087	(4,011)
Provision for income taxes	$11,657	$17,274	$972

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

Utilization of Net Operating Loss Carryforwards

Domestic deferred tax expense includes the utilization of federal net operating loss (“NOL”) carryforwards of $110, $5,312 and $89 for fiscal 2022, 2021, and 2020, respectively. Foreign deferred tax expense includes the utilization of NOL carryforwards of $32, $441, and $702 for fiscal 2022, 2021, and 2020, respectively. State deferred tax expense includes the utilization of NOL carryforwards of $25, $167, and $20 for fiscal 2022, 2021, and 2020, respectively.

Effective Tax Rate

Reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
Federal statutory tax rate	21.0%	21.0%	21.0%
Change in valuation allowance	12.6	5.0	0.6
Foreign income taxed at different rates	10.7	9.0	(1.2)
Tax expense on unremitted foreign earnings	5.5	7.0	(0.9)
Repatriation of foreign earnings and withholding taxes	3.9	1.8	(2.0)
Change in uncertain tax positions	2.4	0.5	(0.3)
Nondeductible compensation	2.1	1.4	(0.8)
U.S. tax on GILTI	0.2	3.9	(5.0)
Nontaxable income	(10.2)	(2.4)	1.1
Research and other business credits	(4.0)	(3.7)	2.0
State income taxes, net of federal tax benefit	(1.3)	(0.2)	2.6
Foreign tax credits	(0.5)	(5.4)	0.9
Deemed repatriation of foreign earnings under Subpart F	—	1.5	—
Domestic production activities deduction	—	0.6	—
Rate benefit of U.S. federal NOL carryback	—	(2.8)	—
Valuation allowance related to loss on sale of investment in PAL	—	—	(19.3)
Nondeductible expenses and other	1.1	0.1	(0.4)
Effective tax rate	43.5%	37.3%	(1.7)%

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Deferred Income Taxes

The significant components of UNIFI’s deferred tax assets and liabilities consist of the following:

	July 3, 2022	June 27, 2021
Deferred tax assets:
Capital loss carryforwards	$16,318	$17,429
Tax credits	12,079	18,711
Research and development costs	7,409	6,934
NOL carryforwards	6,603	3,043
Accrued compensation	2,106	4,056
Other items	4,877	4,815
Total gross deferred tax assets	49,392	54,988
Valuation allowance	(31,667)	(36,980)
Net deferred tax assets	17,725	18,008
Deferred tax liabilities:
PP&E	(14,952)	(16,045)
Unremitted earnings	(5,253)	(3,769)
Recovery of non-income taxes	132	(3,664)
Other	(138)	(8)
Total deferred tax liabilities	(20,211)	(23,486)
Net deferred tax liabilities	$(2,486)	$(5,478)

Deferred Income Taxes – Valuation Allowance

In assessing its ability to realize deferred tax assets, UNIFI considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  UNIFI considers the scheduled reversal of taxable temporary differences, taxable income in carryback years, cumulative losses in recent years, projected future taxable income, and tax planning strategies in making this assessment. Since UNIFI operates in multiple jurisdictions, the assessment is made on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of its deferred income tax asset balances to warrant the application of a full valuation allowance against the deferred tax assets of its U.S. consolidated group and certain foreign subsidiaries as of July 3, 2022.

Components of UNIFI’s deferred tax valuation allowance are as follows:

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
Capital loss carryforwards	$(16,318)	$(17,429)	$(13,791)
Tax credits	(10,779)	(17,215)	(17,111)
NOL carryforwards	(4,570)	(2,336)	(2,542)
Investments, including unconsolidated affiliates	—	—	(3,995)
Total deferred tax valuation allowance	$(31,667)	$(36,980)	$(37,439)

During fiscal 2022, UNIFI’s valuation allowance decreased by $5,313. The decrease was primarily driven by a decrease in the valuation allowance on foreign tax credits and capital loss carryforwards, offset by an increase in the valuation allowance on federal net operating loss and research credits carryforwards.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Unrecognized Tax Benefits

A reconciliation of beginning and ending gross amounts of unrecognized tax benefits is as follows:

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
Balance at beginning of year	$2,590	$1,218	$1,083
Gross increases (decreases) related to current period tax positions	408	(24)	98
Gross (decreases) increases related to tax positions in prior periods	(89)	1,396	37
Gross decreases related to settlements with tax authorities	—	—	—
Gross decreases related to lapse of applicable statute of limitations	—	—	—
Balance at end of year	$2,909	$2,590	$1,218

Unrecognized tax benefits would generate a favorable impact of $4,746 on UNIFI’s effective tax rate when recognized. UNIFI does not expect material changes in uncertain tax positions within the next 12 months.  Expense for interest and penalties recognized by UNIFI within the provision for income taxes was $287, $141, and $69 for fiscal 2022, 2021, and 2020, respectively.  UNIFI had $559, and $273 accrued for interest and/or penalties related to uncertain tax positions as of July 3, 2022 and June 27, 2021, respectively.

Expiration of Net Operating Loss Carryforwards and Tax Credit Carryforwards

As of July 3, 2022, UNIFI had U.S. federal capital loss carryforwards of $71,105, U.S. federal NOL carryforwards of $16,731, U.S. state NOL carryforwards of $70,601 and foreign NOL carryforwards of $395. The NOL carryforwards begin expiring in varying amounts in fiscal 2023.  As of July 3, 2022, UNIFI had the following carryforward attributes held outside of the U.S. consolidated tax filing group: U.S. federal NOL carryforwards of $2,340 and U.S. state NOL carryforwards of $14,421. The NOL carryforwards held outside of the U.S. consolidated tax filing group begin expiring in fiscal 2023. As of July 3, 2022, UNIFI had U.S. federal foreign tax credit carryforwards of $3,075 and foreign tax credit carryforwards in foreign jurisdictions of $3,170. The foreign tax credit carryforwards begin expiring in varying amounts in fiscal 2023. As of July 3, 2022, UNIFI had U.S. federal research tax credit carryforwards of $5,284, which begin expiring in fiscal 2039.

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

Statutes related to material foreign jurisdictions are open from January 1, 2017 and material state jurisdictions from June 30, 2019.  Certain carryforward tax attributes generated in years prior remain subject to examination and could change in subsequent tax years.

Indefinite Reinvestment Assertion

UNIFI considers $26,253 of its unremitted foreign earnings to be permanently reinvested to fund working capital requirements and operations abroad and has therefore not recognized a deferred tax liability for the estimated future taxes that would be incurred upon repatriation. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, UNIFI could be subject to additional tax liabilities of approximately $6,046.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

15. Shareholders’ Equity

On October 31, 2018, UNIFI announced that the Board approved a new share repurchase program (the “2018 SRP”) under which UNIFI is authorized to acquire up to $50,000 of its common stock. Under the 2018 SRP, purchases may be made from time to time in the open market at prevailing market prices, through private transactions, or via block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements, and other factors. The share repurchase authorization is discretionary and has no expiration date. Repurchases, if any, are expected to be financed through cash generated from operations and borrowings under the ABL Revolver, and are subject to applicable limitations and restrictions as set forth in the ABL Facility. UNIFI may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

The following table summarizes UNIFI’s repurchases and retirements of its common stock under the 2018 SRP for the fiscal periods noted:

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal 2019	—	$—	$50,000
Fiscal 2020	84	$23.72	$48,008
Fiscal 2021	—	$—	$48,008
Fiscal 2022	617	$14.84	$38,859
Total	701	$15.90	$38,859

As of July 3, 2022, $38,859 remained available for repurchase under the 2018 SRP.

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

The following table provides information as of July 3, 2022 with respect to the number of securities remaining available for future issuance under the 2020 Plan:

Authorized under the 2020 Plan	850
Plus: Awards expired, forfeited or otherwise terminated unexercised	1
Less: Awards granted to employees	(209)
Less: Awards granted to non-employee directors	(41)
Available for issuance under the 2020 Plan	601

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Stock Options

A summary of UNIFI’s stock options granted to key employees and valued under the Black-Scholes model is as follows:

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
Quantity	—	155	143
Service Period (years)	—	3.0	3.0
Weighted Average Exercise Price	$—	$15.64	$19.95
Weighted Average Grant Date Fair Value	$—	$6.75	$7.33

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

•	233 vest following a common stock price attainment of $50 for ten consecutive trading days and five years of service and had a grant date fair value of $2.33 under a Monte Carlo simulation.

The Black-Scholes model used the following weighted average assumptions for the above awards:

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
Expected term (years)	—	5.5	5.5
Risk-free interest rate	—	0.4%	0.7%
Volatility	—	49.0%	43.2%
Dividend yield	—	—	—

UNIFI uses historical data to estimate the expected term and volatility.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the stock options.

A summary of stock option activity for fiscal 2022 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 27, 2021	1,114	$16.82
Granted	—	$—
Exercised	(10)	$11.09
Cancelled or forfeited	(122)	$25.45
Expired	—	$—
Outstanding at July 3, 2022	982	$15.81	7.2	$1,296
Vested and expected to vest as of July 3, 2022	982	$15.81	7.2	$1,296
Exercisable at July 3, 2022	380	$20.15	6.1	$285

At July 3, 2022, the remaining unrecognized compensation cost related to the unvested stock options was $904, which is expected to be recognized over a weighted average period of 1.7 years.

For fiscal 2022, 2021, and 2020, the total intrinsic value of stock options exercised was $60, $85, and $147, respectively.  The amount of cash received from the exercise of stock options was $28, $0 and $29 for fiscal 2022, 2021, and 2020, respectively.  The tax benefit realized from stock options exercised was $8, $11, and $20 for fiscal 2022, 2021, and 2020, respectively.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Stock Units and Share Units

During fiscal 2022, 2021, and 2020, UNIFI granted 80, 73, and 127 restricted stock units (“RSUs”), respectively, to certain key employees.  The employee RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company common stock until such employee RSUs have vested and been distributed to the grantee in the form of Company common stock.  The employee RSUs vest over a three-year period and will be converted into an equivalent number of shares of Company common stock (for distribution to the grantee) on each vesting date, unless the grantee has elected to defer the receipt of the shares of stock until separation from service.  UNIFI estimated the weighted average fair value of each employee RSU granted during fiscal 2022, 2021, and 2020 to be $23.45, $15.65, and $19.74 respectively.

During fiscal 2022, 2021, and 2020, UNIFI granted 32 vested share units (“VSUs”), 37 RSUs, and 24 VSUs (collectively, the “units”), respectively, to UNIFI’s non-employee directors.  The units became fully vested on the grant date but convey no rights of ownership in shares of Company common stock until such units have been distributed to the grantee in the form of Company common stock.  If a grantee defers his or her distribution, the units are converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of service as a member of the Board.  UNIFI estimated the fair value of each unit granted during fiscal 2022, 2021, and 2020 to be $22.03 $15.91, and $27.15, respectively.

During fiscal 2022, UNIFI granted 53 performance share units (“PSUs”) to certain key employees. The employee PSUs are subject to a performance-based vesting restriction and convey no rights of ownership in shares of Company common stock until such employee PSUs have vested and been distributed to the grantee in the form of Company common stock. Consistent with the vesting provisions of each PSU, between 50% and 200% of the PSUs become vested, if at all, on the date that the associated performance metric is achieved, and will be converted into shares of stock (for distribution to the grantee) on each vesting date, unless the grantee has elected to defer the receipt of the shares of stock until separation from service. The percentage of PSUs that vest is based on the metric achieved on the vesting date compared to the targeted metric defined in the award agreement. UNIFI estimated the weighted average fair value of each unit granted during fiscal 2022 to be $23.27. As of July 3, 2022, the 53 PSUs granted in fiscal 2022 are not expected to vest.

UNIFI estimates the fair value of RSUs, VSUs and PSUs based on the market price of UNIFI’s common stock at the award grant date.

A summary of RSU, VSU and PSU activity for fiscal 2022 is as follows:

	Non-vested	Weighted Average Grant Date Fair Value	Vested	Total	Weighted Average Grant Date Fair Value
Outstanding at June 27, 2021	162	$16.75	241	403	$20.82
Granted	166	$23.12	—	166	$23.12
Vested	(92)	$18.78	92	—	$18.78
Converted	—	$—	(88)	(88)	$19.80
Cancelled or forfeited	(2)	$20.39	—	(2)	$20.39
Outstanding at July 3, 2022	234	$20.38	245	479	$21.80

At July 3, 2022, the number of RSUs, VSUs and PSUs vested and expected to vest was 426, with an aggregate intrinsic value of $5,972.  The aggregate intrinsic value of the 245 vested RSUs, VSUs, and PSUs at July 3, 2022 was $3,434.

The unrecognized compensation cost related to the unvested RSUs and PSUs at July 3, 2022 was $1,634, which is expected to be recognized over a weighted average period of 1.6 years.

For fiscal 2022, 2021, and 2020, the total intrinsic value of RSUs, VSUs, and PSUs converted was $1,715, $1,216, and $1,708, respectively.  The tax benefit realized from the conversion of RSUs was $260, $159, and $206 for fiscal 2022, 2021, and 2020, respectively.

Summary

The total cost charged against income related to all stock-based compensation arrangements was as follows:

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
Stock options	$928	$1,047	$1,265
RSUs and VSUs	2,253	2,015	2,245
Total compensation cost	$3,181	$3,062	$3,510

In each of fiscal 2022, 2021, and fiscal 2020, UNIFI issued 5, 4, and 4 shares of common stock for $110, $75, and $100 of expense, respectively, in connection with Board compensation.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The total income tax benefit recognized for stock-based compensation was $386, $297, and $178 for fiscal 2022, 2021, and 2020, respectively.

As of July 3, 2022, total unrecognized compensation costs related to all unvested stock-based compensation arrangements were $2,538.  The weighted average period over which these costs are expected to be recognized is 1.6 years.

17. Defined Contribution Plans

401(k) Plan

UNIFI matches employee contributions made to the Unifi, Inc. Retirement Savings Plan (the “401(k) Plan”), a 401(k) defined contribution plan, which covers eligible U.S. salary and hourly employees. Under the terms of the 401(k) Plan, UNIFI matches 100% of the first 3% of eligible employee contributions and 50% of the next 2% of eligible contributions.

The following table presents the employer matching contribution expense related to the 401(k) Plan:

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
Matching contribution expense	$3,215	$2,578	$2,491

Non-qualified Deferred Compensation Plan

The UNIFI, Inc. Deferred Compensation Plan (the “DCP”), established in fiscal 2022, is an unfunded non-qualified deferred compensation plan in which certain key employees are eligible to participate.  Under the DCP, participants may elect to defer all or a portion of their annual cash incentive compensation to their account. The deferred amounts are paid in accordance with each participant’s elections.  In addition to elective deferrals, the DCP assumed the obligations of the Unifi, Inc. Supplemental Key Employee Retirement Plan (the “SERP”), which includes amounts credited to eligible employees’ accounts based on a percentage of their annual base compensation.  Amounts due within the next operating cycle are reflected in Other current liabilities and the remaining DCP obligation is reflected in Other long-term liabilities.

The total DCP obligation as of July 3, 2022 and the predecessor SERP, as of June 27, 2021, was $2,359, and $3,177, respectively.

18. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

Financial Instruments

Grantor Trust

The fair value of the investment assets held by the grantor trust established in connection with the DCP (as previously described in the preceding Notes) were approximately $2,196 and $0 as of July 3, 2022 and June 27, 2021, respectively, and are classified as trading securities within Other non-current assets.  The grantor trust assets have readily-available market values and are classified as Level 1 trading securities in the fair value hierarchy. Trading gains and losses associated with these investments are recorded to Other operating expense, net. The associated DCP liability is recorded within Other long-term liabilities, and any increase or decrease in the liability is also recorded in Other operating expense, net.  During fiscal 2022, we recorded losses on investments held by the trust of $48.

Derivative Instruments

UNIFI uses derivative financial instruments such as interest rate swaps to reduce its ongoing business exposures to fluctuations in interest rates.  UNIFI does not enter into derivative contracts for speculative purposes.

Interest Rate Swaps

UNIFI’s primary debt obligations utilize variable-rate LIBOR, exposing the Company to variability in interest payments due to changes in interest rates. Management enters into LIBOR-based interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark LIBOR. Under the terms of the interest rate swaps, UNIFI effectively received LIBOR-based variable interest rate payments and made fixed interest rate payments, thereby fixing the variable rate cash flows on the notional amount of debt obligations.

In 2017, UNIFI entered into Swaps A, B, and C. The combined designated hedges fixed LIBOR at approximately 1.9% for $75,000 of variable rate borrowings through May 24, 2022. In accordance with hedge accounting, each swap is reflected on the accompanying consolidated balance sheets at fair value with a corresponding balance in accumulated other comprehensive loss, and impacts earnings commensurate with the forecasted transaction.  The swaps terminated in May 2022 and the related impacts were insignificant.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The below table presents the fair value attributes for the historical swaps as of June 27, 2021.

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

Swaps A, B, and C, designated hedges, increased interest expense for fiscal 2022, 2021 and 2020 by $1,190, $1,347 and $270.

By entering into derivative contracts, UNIFI exposes itself to counterparty credit risk.  UNIFI attempts to minimize this risk by selecting counterparties with investment grade credit ratings and regularly monitoring those ratings.  UNIFI’s derivative instruments do not contain any credit-risk-related contingent features.

Non-Financial Assets and Liabilities

UNIFI did not have any non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.

19. Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 30, 2019	$(42,729)	$(500)	$(43,229)
Other comprehensive loss, net of tax	(19,119)	(1,458)	(20,577)
Balance at June 28, 2020	$(61,848)	$(1,958)	$(63,806)

Other comprehensive income, net of tax	9,368	1,006	10,374
Balance at June 27, 2021	$(52,480)	$(952)	$(53,432)

Other comprehensive (loss) income, net of tax	(7,125)	952	(6,173)
Balance at July 3, 2022	$(59,605)	$—	$(59,605)

A summary of other comprehensive (loss) income for fiscal 2022, 2021, and 2020 is provided as follows:

	Fiscal 2022			Fiscal 2021			Fiscal 2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(7,125)	$—	$(7,125)	$9,368	$—	$9,368	$(21,027)	$—	$(21,027)
Foreign currency translation adjustments for an unconsolidated affiliate	—	—	—	—	—	—	1,908	—	1,908
Changes in interest rate swaps, net of reclassification adjustments	1,234	(282)	952	1,316	(310)	1,006	(1,904)	446	(1,458)
Other comprehensive (loss) income, net	$(5,891)	$(282)	$(6,173)	$10,684	$(310)	$10,374	$(21,023)	$446	$(20,577)

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

20. Computation of Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
Basic EPS
Net income (loss)	$15,171	$29,073	$(57,237)
Weighted average common shares outstanding	18,429	18,472	18,475
Basic EPS	$0.82	$1.57	$(3.10)
Diluted EPS
Net income (loss)	$15,171	$29,073	$(57,237)
Weighted average common shares outstanding	18,429	18,472	18,475
Net potential common share equivalents	439	384	—
Adjusted weighted average common shares outstanding	18,868	18,856	18,475
Diluted EPS	$0.80	$1.54	$(3.10)
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	225	497	401
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	333	333	333

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

21. Other Operating (Income) Expense, Net

Other operating (income) expense, net primarily consists of (i) gains on foreign currency transactions for fiscal 2022 and losses on foreign currency transactions for fiscal 2021, (ii) severance expenses related to former employees in fiscal 2020 and 2021, and (iii) losses from the sale or disposal of assets in fiscal 2021.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

On a fiscal year basis, the minimum payments expected to be made as part of such commitments are as follows:

	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter
Unconditional purchase obligations	$6,359	$5,238	$5,067	$2,445	$2,445	$—
Unconditional service obligations	1,911	278	269	269	307	194
Total unconditional obligations	$8,270	$5,516	$5,336	$2,714	$2,752	$194

For fiscal 2022, 2021 and 2020, total costs incurred under these commitments consisted of the following:

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
Costs for unconditional purchase obligations	$24,236	$22,689	$21,483
Costs for unconditional service obligations	912	967	2,082
Total	$25,148	$23,656	$23,565

23. Related Party Transactions

There were no related party receivables as of July 3, 2022 and June 27, 2021.

Mr. Kenneth G. Langone, a member of the Board, is a director, shareholder and non-executive Chairman of the Board of Salem Holding Company.  UNIFI leases tractors and trailers from Salem Leasing Corporation, a wholly owned subsidiary of Salem Holding Company.  In addition to the monthly lease payments, UNIFI also incurs expenses for routine repair and maintenance, fuel, and other expenses.  These leases do not contain renewal options, purchase options or escalation clauses with respect to the minimum lease charges.

Related party payables for Salem Leasing Corporation consist of the following:

	July 3, 2022	June 27, 2021
Accounts payable	$432	$469
Operating lease obligations	811	1,133
Finance lease obligations	4,933	6,149
Total related party payables	$6,176	$7,751

The following are the Company’s significant related party transactions for the current and prior two fiscal years and consist of the matters in the table below:

		For the Fiscal Year Ended
Affiliated Entity	Transaction Type	July 3, 2022	June 27, 2021	June 28, 2020
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$4,343	$4,122	$3,798

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

In the fourth quarter of fiscal 2022, UNIFI realigned its operating and reportable segments to correspond with changes to its operating model, management structure, and organizational responsibilities, reflecting the manner in which business performance is evaluated, resources are allocated, and financial statement users can best understand the results of operations. Accordingly, UNIFI is now reporting the Americas Segment, Brazil Segment, and Asia Segment. The Americas Segment represents the combination of the previously reported Polyester Segment, Nylon Segment, and All Other category. There are no changes to the composition of the historical Brazil Segment and Asia Segment. Comparative prior period disclosures have been updated to conform to the new presentation.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

UNIFI has three reportable segments.

•

The operations within the Americas Segment exhibit similar long-term economic characteristics and primarily sell into an economic trading zone covered by the USMCA and CAFTA-DR to similar customers utilizing similar methods of distribution. These operations derive revenues primarily from manufacturing synthetic and recycled textile products with sales primarily to yarn manufacturers, knitters and weavers that produce yarn and/or fabric for the apparel, hosiery, automotive, home furnishings, industrial, medical, and other end-use markets principally in North and Central America. The Americas Segment consists of sales and manufacturing operations in the U.S., El Salvador, and Colombia.

•

The Brazil Segment primarily manufactures and sells polyester-based products to knitters and weavers that produce fabric for the apparel, automotive, home furnishings, industrial, and other end-use markets principally in Brazil.  The Brazil Segment includes a manufacturing location and sales offices in Brazil.

•

The operations within the Asia Segment exhibit similar long-term economic characteristics and sell to similar customers utilizing similar methods of distribution primarily in Asia and Europe. The Asia Segment primarily sources synthetic and recycled textile products from third-party suppliers and sells to other yarn manufacturers, knitters, and weavers that produce fabric for the apparel, automotive, home furnishings, industrial, and other end-use markets principally in Asia.  The Asia Segment includes sales offices in China, Turkey, and Hong Kong.

UNIFI evaluates the operating performance of its segments based upon Segment Profit, which represents segment gross profit (loss) plus segment depreciation expense. This measurement of segment profit or loss best aligns segment reporting with the current assessments and evaluations performed by, and information provided to, the CODM.

The accounting policies for the segments are consistent with UNIFI’s accounting policies.  Intersegment sales are omitted from segment disclosures, as they are (i) insignificant to UNIFI’s segments and eliminated from consolidated reporting and (ii) excluded from segment evaluations performed by the CODM. However, an intersegment technologies expense charged from the Americas Segment to the Asia Segment is not eliminated from segment results. The technologies expense (i) reflects the sharing of certain manufacturing know-how, processes, and product technical information and design and (ii) is included in the segment evaluations performed by the CODM.

Selected financial information is presented below:

	For the Fiscal Year Ended July 3, 2022
	Americas	Brazil	Asia	Total
Net sales	$483,085	$126,066	$206,607	$815,758
Cost of sales	458,617	98,925	177,731	735,273
Gross profit	24,468	27,141	28,876	80,485
Segment depreciation expense	21,153	1,500	—	22,653
Segment Profit	$45,621	$28,641	$28,876	$103,138

	For the Fiscal Year Ended June 27, 2021
	Americas	Brazil	Asia	Total
Net sales	$386,779	$95,976	$184,837	$667,592
Cost of sales	350,373	64,281	159,444	574,098
Gross profit	36,406	31,695	25,393	93,494
Segment depreciation expense	21,054	1,315	—	22,369
Segment Profit	$57,460	$33,010	$25,393	$115,863

	For the Fiscal Year Ended June 28, 2020
	Americas	Brazil	Asia	Total
Net sales	$380,138	$73,339	$153,032	$606,509
Cost of sales	368,976	62,144	136,349	567,469
Gross profit	11,162	11,195	16,683	39,040
Segment depreciation expense	19,274	1,385	—	20,659
Segment Profit	$30,436	$12,580	$16,683	$59,699

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The reconciliations of segment gross profit to consolidated income (loss) before income taxes are as follows:

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
Americas	$24,468	$36,406	$11,162
Brazil	27,141	31,695	11,195
Asia	28,876	25,393	16,683
Segment gross profit	80,485	93,494	39,040
SG&A expenses	52,489	51,334	43,814
(Benefit) provision for bad debts	(445)	(1,316)	1,739
Other operating (income) expense, net	(158)	4,865	2,308
Operating income (loss)	28,599	38,611	(8,821)
Interest income	(1,524)	(603)	(722)
Interest expense	3,085	3,323	4,779
Equity in (earnings) loss of unconsolidated affiliates	(605)	(739)	477
Recovery of non-income taxes, net	815	(9,717)	—
Gain on sale of investment in unconsolidated affiliate	—	—	(2,284)
Impairment of investment in unconsolidated affiliate	—	—	45,194
Income (loss) before income taxes	$26,828	$46,347	$(56,265)

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
Americas	$21,153	$21,054	$19,274
Brazil	1,500	1,315	1,385
Asia	—	—	—
Segment depreciation expense	22,653	22,369	20,659
Other depreciation and amortization expense	3,554	3,159	2,994
Depreciation and amortization expense	$26,207	$25,528	$23,653

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
Americas	$29,841	$16,053	$15,087
Brazil	9,253	3,461	2,332
Asia	236	666	60
Segment capital expenditures	39,330	20,180	17,479
Other capital expenditures	301	998	1,030
Capital expenditures	$39,631	$21,178	$18,509

The reconciliations of segment total assets to consolidated total assets are as follows:

	July 3, 2022	June 27, 2021
Americas	$379,898	$327,445
Brazil	98,731	85,950
Asia	81,322	68,034
Segment total assets	559,951	481,429
Other current assets	5,145	48,587
Other PP&E	17,809	21,175
Other operating lease assets	756	1,116
Other non-current assets	2,985	902
Investments in unconsolidated affiliates	2,072	2,159
Total assets	$588,718	$555,368

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Geographic Data

	For the Fiscal Year Ended
Net Sales	July 3, 2022	June 27, 2021	June 28, 2020
U.S.	$430,381	$341,897	$342,350
China	185,558	171,261	148,923
Brazil	126,066	95,976	73,339
Remaining Foreign Countries	73,753	58,458	41,897
Total	$815,758	$667,592	$606,509

Export sales from UNIFI’s U.S. operations to external customers	$74,589	$59,055	$64,305

The net sales amounts are based on the operating locations from where the items were produced or distributed.

Long-Lived Assets	July 3, 2022	June 27, 2021	June 28, 2020
U.S.	$196,885	$191,733	$195,874
Brazil	21,927	21,733	10,805
China	2,211	1,919	779
Remaining Foreign Countries	12,932	9,708	9,859
Total	$233,955	$225,093	$217,317

Long-lived assets are comprised of PP&E, net; operating lease assets; intangible assets, net; investments in unconsolidated affiliates; and other non-current assets.

We have revised amounts reported in previously issued financial statements as of June 27, 2021 presented in this Annual Report on Form 10-K to correct an immaterial error. The error relates to the transposition of the disclosure of reportable segment assets for the Asia segment and the previously-reported Nylon segment. We evaluated the effect of the error to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the error was not material to the previously issued financial statements and disclosure included in our Annual Reports on Form 10-K for the year ended June 27, 2021, or for comparative period amount (i.e. the amounts as of June 27, 2021) reflected in our quarterly report for the quarterly period ended September 30, 2021.

25. Quarterly Results (Unaudited)

Quarterly financial data and selected highlights are as follows:

	For the Fiscal Quarter Ended
	September 26, 2021	December 26, 2021	March 27, 2022	July 3, 2022
Net sales (1)	$195,992	$201,410	$200,780	$217,576
Gross profit (2)	26,097	16,890	19,144	18,354
Net income (3)	8,680	929	2,066	3,496
Net income per common share:
Basic (4)	$0.47	$0.05	$0.11	$0.19
Diluted (4)	$0.46	$0.05	$0.11	$0.19

	For the Fiscal Quarter Ended
	September 27, 2020	December 27, 2020	March 28, 2021	June 27, 2021
Net sales (5)	$141,505	$162,776	$178,866	$184,445
Gross profit (6)	14,561	25,934	25,595	27,404
Net income (7)	3,432	7,464	4,758	13,419
Net income per common share:
Basic (4)	$0.19	$0.40	$0.26	$0.73
Diluted (4)	$0.18	$0.40	$0.25	$0.70

(1)	The fiscal quarter ending July 3, 2022 included an additional week of sales of approximately $8,700.

(2)

Gross profit for our domestic operations for all fiscal quarters of fiscal 2022 includes adverse pressures from (i) higher raw material costs, (ii) rising input costs, and (iii) the weakening of labor productivity.

(3)	Net income for our domestic operations for all fiscal quarters of fiscal 2022 includes the adverse pressures on gross profit.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

(4)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the fiscal quarters may not equal the total for the fiscal year.

(5)	Net sales for the fiscal quarters ended September 27, 2020 and December 27, 2020 includes adverse demand pressures from the COVID-19 pandemic.

(6)

Gross profit for the fiscal quarter ended September 27, 2020 includes adverse demand pressures from the COVID-19 pandemic.  Gross profit for the fiscal quarters ended December 27, 2020, March 28, 2021, and June 27, 2021 includes the benefit of exceptional performance by the Brazil Segment primarily due to higher conversion margin and market share capture due to agility and responsiveness during demand recovery in Brazil.

(7)

Net income for the fiscal quarter ended September 27, 2020 includes adverse demand pressures from the COVID-19 pandemic. Net income for the fiscal quarter ended June 27, 2021 includes a recovery of non-income taxes in Brazil due to the favorable conclusion of litigation related to excess social program taxes for multiple prior years.

26. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Fiscal Year Ended
	July 3, 2022	June 27, 2021	June 28, 2020
Interest, net of capitalized interest of $396, $229 and $126, respectively	$2,921	$3,158	$4,682
Income taxes, net of refunds	13,045	8,239	6,131

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds. Fiscal 2022 includes an income tax payment of $3,749 related to the recovery of non-income taxes described in Note 8, “Other Current Assets.”

Non-Cash Investing and Financing Activities

As of July 3, 2022, June 27, 2021, and June 28, 2020, $2,456, $2,080, and $630, respectively, were included in accounts payable for unpaid capital expenditures.

During fiscal years ended July 3, 2022, June 27, 2021, and June 28, 2020, UNIFI recorded non-cash activity relating to finance leases of $2,493, $740, and $6,301, respectively.