Form 10-Q
period 2022-10-02
UNIFI INC
filed 2022-11-09
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2022

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

As of November 7, 2022, there were 18,035,684 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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
•

other factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2022 or in the Company’s other periodic reports and information filed with the Securities and Exchange Commission (“SEC”).

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

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED OCTOBER 2, 2022

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	October 2, 2022	July 3, 2022
ASSETS
Cash and cash equivalents	$47,200	$53,290
Receivables, net	90,755	106,565
Inventories	165,063	173,295
Income taxes receivable	1,432	160
Other current assets	14,336	18,956
Total current assets	318,786	352,266
Property, plant and equipment, net	219,430	216,338
Operating lease assets	8,247	8,829
Deferred income taxes	2,422	2,497
Other non-current assets	8,940	8,788
Total assets	$557,825	$588,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$44,428	$73,544
Income taxes payable	1,925	1,526
Current operating lease liabilities	2,075	2,190
Current portion of long-term debt	11,875	11,726
Other current liabilities	18,421	19,806
Total current liabilities	78,724	108,792
Long-term debt	114,919	102,309
Non-current operating lease liabilities	6,263	6,736
Deferred income taxes	4,935	4,983
Other long-term liabilities	4,685	4,449
Total liabilities	209,526	227,269

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,011,873 and 17,979,362 shares issued and outstanding as of October 2, 2022 and July 3, 2022, respectively)	1,801	1,798
Capital in excess of par value	66,709	66,120
Retained earnings	345,302	353,136
Accumulated other comprehensive loss	(65,513)	(59,605)
Total shareholders’ equity	348,299	361,449
Total liabilities and shareholders’ equity	$557,825	$588,718

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended
	October 2, 2022	September 26, 2021
Net sales	$179,519	$195,992
Cost of sales	172,956	169,895
Gross profit	6,563	26,097
Selling, general and administrative expenses	11,773	12,670
Provision (benefit) for bad debts	174	(80)
Other operating (income) expense, net	(689)	256
Operating (loss) income	(4,695)	13,251
Interest income	(547)	(258)
Interest expense	1,247	696
Equity in earnings of unconsolidated affiliates	(295)	(280)
(Loss) income before income taxes	(5,100)	13,093
Provision for income taxes	2,734	4,413
Net (loss) income	$(7,834)	$8,680

Net (loss) income per common share:
Basic	$(0.44)	$0.47
Diluted	$(0.44)	$0.46

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended
	October 2, 2022	September 26, 2021
Net (loss) income	$(7,834)	$8,680
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,908)	(6,926)
Changes in interest rate swaps, net of tax of nil and $77, respectively	—	256
Other comprehensive loss, net	(5,908)	(6,670)
Comprehensive (loss) income	$(13,742)	$2,010

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at July 3, 2022	17,979	$1,798	$66,120	$353,136	$(59,605)	$361,449
Options exercised	3	—	17	—	—	17
Conversion of equity units	31	3	(3)	—	—	—
Stock-based compensation	—	—	591	—	—	591
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(1)	—	(16)	—	—	(16)
Other comprehensive loss, net of tax	—	—	—	—	(5,908)	(5,908)
Net loss	—	—	—	(7,834)	—	(7,834)
Balance at October 2, 2022	18,012	$1,801	$66,709	$345,302	$(65,513)	$348,299

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 27, 2021	18,490	$1,849	$65,205	$344,797	$(53,432)	$358,419
Options exercised	9	1	(1)	—	—	—
Conversion of equity units	38	4	(4)	—	—	—
Stock-based compensation	—	—	582	—	—	582
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(13)	(2)	(12)	—	—	(14)
Other comprehensive loss, net of tax	—	—	—	—	(6,670)	(6,670)
Net income	—	—	—	8,680	—	8,680
Balance at September 26, 2021	18,524	$1,852	$65,770	$353,477	$(60,102)	$360,997

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	October 2, 2022	September 26, 2021
Cash and cash equivalents at beginning of period	$53,290	$78,253
Operating activities:
Net (loss) income	(7,834)	8,680
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Equity in earnings of unconsolidated affiliates	(295)	(280)
Depreciation and amortization expense	6,740	6,365
Non-cash compensation expense	633	660
Deferred income taxes	(373)	(3,463)
Other, net	324	(100)
Changes in assets and liabilities:
Receivables, net	13,800	(9,462)
Inventories	6,475	(12,190)
Other current assets	4,026	(1,056)
Income taxes	(789)	2,606
Accounts payable and other current liabilities	(28,615)	(7,393)
Other, net	16	(175)
Net cash used by operating activities	(5,892)	(15,808)

Investing activities:
Capital expenditures	(11,198)	(9,300)
Other, net	(222)	31
Net cash used by investing activities	(11,420)	(9,269)

Financing activities:
Proceeds from ABL Revolver	65,500	—
Payments on ABL Revolver	(52,300)	—
Payments on ABL Term Loan	(2,500)	(2,500)
Proceeds from construction financing	2,449	882
Payments on finance lease obligations	(436)	(927)
Other, net	—	(222)
Net cash provided (used) by financing activities	12,713	(2,767)

Effect of exchange rate changes on cash and cash equivalents	(1,491)	(853)
Net decrease in cash and cash equivalents	(6,090)	(28,697)
Cash and cash equivalents at end of period	$47,200	$49,556

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

UNIFI maintains one of the textile industry’s most comprehensive product offerings that include a range of specialized, value-added and commodity solutions, with principal geographic markets in North America, Central America, South America, Asia, and Europe. UNIFI has direct manufacturing operations in four countries and participates in joint ventures with operations in Israel and the United States (“U.S.”).

2.  Basis of Presentation; Condensed Notes

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. As contemplated by the instructions of the SEC to Form 10-Q, the following notes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements.  Reference should be made to UNIFI’s year-end audited consolidated financial statements and related notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended July 3, 2022 (the “2022 Form 10-K”).

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

The fiscal quarter for each of Unifi, Inc., its primary domestic operating subsidiaries and its subsidiary in El Salvador ended on October 2, 2022. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal quarter ended on September 30, 2022. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ fiscal quarter end. The three-month periods ended October 2, 2022 and September 26, 2021 both consisted of 13 weeks.

3.  Recent Accounting Pronouncements

Based on UNIFI’s review of Accounting Standards Updates issued since the filing of the 2022 Form 10-K, there have been no newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on UNIFI’s consolidated financial statements.

4.  Revenue

The following tables present net sales disaggregated by (i) classification of customer type and (ii) REPREVE® Fiber sales:

	For the Three Months Ended
	October 2, 2022	September 26, 2021
Third-party manufacturer	$178,212	$193,297
Service	1,307	2,695
Net sales	$179,519	$195,992

	For the Three Months Ended
	October 2, 2022	September 26, 2021
REPREVE® Fiber	$49,179	$71,906
All other products and services	130,340	124,086
Net sales	$179,519	$195,992

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

5.  Long-Term Debt

Debt Obligations

The following table and narrative presents the detail of UNIFI’s debt obligations.

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	October 2, 2022	October 2, 2022	July 3, 2022
ABL Revolver	December 2023	4.5%	$54,500	$41,300
ABL Term Loan	December 2023	4.1%	62,500	65,000
Finance lease obligations	(1)	3.6%	7,554	7,261
Construction financing	(2)	1.8%	2,450	729
Total debt			127,004	114,290
Current ABL Term Loan			(10,000)	(10,000)
Current portion of finance lease obligations			(1,875)	(1,726)
Unamortized debt issuance costs			(210)	(255)
Total long-term debt			$114,919	$102,309

(1)	Scheduled maturity dates for finance lease obligations range from March 2025 to November 2027.
(2)	Refer to the discussion below under the subheading “Construction Financing” for further information.

ABL Facility

Since the filing of the 2022 Form 10-K, Unifi, Inc. entered into the Sixth Amendment to Amended and Restated Credit Agreement (the “Sixth Amendment”) on September 2, 2022. The Sixth Amendment modified the Trigger Level (as defined in the Prior Credit Agreement and which relates to, among other things, the requirement to maintain a Fixed Charge Coverage Ratio (as defined in the Prior Credit Agreement)) such that it occurs when Excess Availability (as defined in the Prior Credit Agreement) falls below (a) for the period beginning on September 2, 2022 through and including the date that is 60 days after such date, $16,500 and (b) at all other times, the greatest of (i) $10.0 million, (ii) 20% of the Maximum Revolver Amount (as defined in the Prior Credit Agreement), and (iii) 12.5% of the sum of the Maximum Revolver Amount plus the outstanding principal amount of the Term Loan (as defined in the Prior Credit Agreement).

On October 28, 2022, Unifi, Inc. and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with a syndicate of lenders. The 2022 Credit Agreement provides for a $230,000 senior secured credit facility (the “2022 ABL Facility”), including a $115,000 revolving credit facility and a term loan that can be reset up to a maximum amount of $115,000, once per fiscal year, if certain conditions are met. The 2022 ABL Facility has a maturity date of October 28, 2027.

Prior to entering the 2022 Credit Agreement, Unifi, Inc. and certain of its subsidiaries maintained a similar credit agreement that established a $200,000 senior secured credit facility (the “Prior ABL Facility”), including a $100,000 revolving credit facility (the “Prior ABL Revolver”) and a term loan that could be reset up to a maximum amount of $100,000, once per fiscal year, if certain conditions were met (the “Prior ABL Term Loan”). The Prior ABL Facility had a maturity date of December 18, 2023.

Borrowings under the 2022 ABL Facility bear interest at SOFR plus 0.10% plus an applicable margin of 1.25% to 1.75%, or the Base Rate (as defined in the 2022 Credit Agreement) plus an applicable margin of 0.25% to 0.75%, with interest paid on a monthly basis. Prior ABL Facility borrowings bore interest at LIBOR plus an applicable margin of 1.25% to 1.75%, or the Base Rate (as defined in the Prior Credit Agreement) plus an applicable margin of 0.25% to 0.75%, with interest paid on a monthly basis.

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

Each borrowing under the agreement provides for 60 monthly payments, which will commence upon the completion of the construction period with an interest rate of approximately 4.4%. In connection with this construction financing arrangement, UNIFI has borrowed a total of $5,672 and transitioned $3,222 of completed asset costs to finance lease obligations as of October 2, 2022.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations:

	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter
ABL Revolver	$—	$54,500	$—	$—	$—	$—
ABL Term Loan	7,500	55,000	—	—	—	—
Finance lease obligations	1,400	1,926	1,843	1,406	890	89
Total (1)	$8,900	$111,426	$1,843	$1,406	$890	$89
(1)	Total reported excludes $2,450 of construction financing, described above.

6.  Income Taxes

The provision for income taxes and effective tax rate were as follows:

	For the Three Months Ended
	October 2, 2022	September 26, 2021
Provision for income taxes	$2,734	$4,413
Effective tax rate	(53.6)%	33.7%

Income Tax Expense

UNIFI’s provision for income taxes for the three months ended October 2, 2022 and September 26, 2021 was calculated by applying the estimated annual effective tax rate to year-to-date pre-tax book income and adjusting for discrete items that occurred during the period.

The effective tax rate for the three months ended October 2, 2022 was lower than the U.S. federal statutory rate primarily due to an increase in the valuation allowance for deferred tax assets and current U.S. tax on global intangible low-tax income (“GILTI”).

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

7.  Shareholders’ Equity

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

The following table summarizes UNIFI’s repurchases and retirements of its common stock under the 2018 SRP for the fiscal periods noted:

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal 2019	—	$—	$50,000
Fiscal 2020	84	$23.72	$48,008
Fiscal 2021	—	$—	$48,008
Fiscal 2022	617	$14.84	$38,859
Fiscal 2023 (through October 2, 2022)	—	$—	$38,859
Total	701	$15.90	$38,859

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

8.  Stock-Based Compensation

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

The following table provides the number of awards remaining available for future issuance under the 2020 Plan as of October 2, 2022:

Authorized under the 2020 Plan	850
Plus: Awards expired, forfeited or otherwise terminated unexercised	1
Less: Awards granted to employees	(209)
Less: Awards granted to non-employee directors	(42)
Available for issuance under the 2020 Plan	600

On October 27, 2021, UNIFI’s shareholders approved the Unifi, Inc. Employee Stock Purchase Plan (the “ESPP”) as described in Unifi, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on September 2, 2021. The ESPP reserved 100 Company shares, is intended to be a qualified plan under applicable tax law, and allows eligible employees to purchase Company shares at a 15% discount from market value. ESPP activity is reflected as options exercised in the condensed consolidated statements of shareholders’ equity.

9.  Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

Financial Instruments

Grantor Trust

The UNIFI, Inc. Deferred Compensation Plan (the “DCP”), established in fiscal 2022, is an unfunded non-qualified deferred compensation plan in which certain key employees are eligible to participate.  The fair value of the investment assets held by the grantor trust established in connection with the DCP were approximately $2,523 and $2,196 as of October 2, 2022 and July 3, 2022, respectively, and are classified as trading securities within Other non-current assets.  The grantor trust assets have readily-available market values and are classified as Level 1 trading securities in the fair value hierarchy. Trading gains and losses associated with these investments are recorded to Other operating (income) expense, net. The associated DCP liability is recorded within Other long-term liabilities, and any increase or decrease in the liability is also recorded in Other operating (income) expense, net.  During fiscal 2023, we recorded losses on investments held by the trust of $49.

Derivative Instruments

UNIFI uses derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates.  UNIFI does not enter into derivative contracts for speculative purposes.  As of October 2, 2022, there were no outstanding derivative instruments.

For the three months ended October 2, 2022 and September 26, 2021, there were no significant changes to UNIFI’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

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

10.  Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at July 3, 2022	$(59,605)	$—	$(59,605)
Other comprehensive loss	(5,908)	—	(5,908)
Balance at October 2, 2022	$(65,513)	$—	$(65,513)

A summary of the after-tax effects of the components of other comprehensive loss, net for the three-month period ended October 2, 2022 and September 26, 2021 is included in the accompanying condensed consolidated statements of comprehensive (loss) income.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11.  Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended
	October 2, 2022	September 26, 2021
Net (loss) income	$(7,834)	$8,680
Basic weighted average shares	18,001	18,515
Net potential common share equivalents	—	482
Diluted weighted average shares	18,001	18,997
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	618	287
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	333	333

The calculation of EPS is based on the weighted average number of Unifi, Inc.’s common shares outstanding for the applicable period.  The calculation of diluted EPS presents the effect of all potential dilutive common shares that were outstanding during the respective period, unless the effect of doing so is anti-dilutive.

12.  Commitments and Contingencies

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

13.  Related Party Transactions

There were no related party receivables as of October 2, 2022 or July 3, 2022.

Related party payables for Salem Leasing Corporation consisted of the following:

	October 2, 2022	July 3, 2022
Accounts payable	$396	$432
Operating lease obligations	732	811
Finance lease obligations	4,624	4,933
Total related party payables	$5,752	$6,176

The following were the Company’s significant related party transactions:

		For the Three Months Ended
Affiliated Entity	Transaction Type	October 2, 2022	September 26, 2021
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$1,199	$1,028

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14.  Business Segment Information

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

UNIFI has three reportable segments.

•

The operations within the Americas Segment exhibit similar long-term economic characteristics and primarily sell into an economic trading zone covered by the USMCA and CAFTA-DR to similar customers utilizing similar methods of distribution. These operations derive revenues primarily from manufacturing synthetic and recycled textile products with sales primarily to yarn manufacturers, knitters, and weavers that produce yarn and/or fabric for the apparel, hosiery, automotive, home furnishings, industrial, medical, and other end-use markets principally in North and Central America. The Americas Segment consists of sales and manufacturing operations in the U.S., El Salvador, and Colombia.

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

Selected financial information is presented below:

	For the Three Months Ended October 2, 2022
	Americas	Brazil	Asia	Total
Net sales	$107,644	$38,879	$32,996	$179,519
Cost of sales	112,513	32,092	28,351	172,956
Gross (loss) profit	(4,869)	6,787	4,645	6,563
Segment depreciation expense	5,480	470	—	5,950
Segment Profit	$611	$7,257	$4,645	$12,513

	For the Three Months Ended September 26, 2021
	Americas	Brazil	Asia	Total
Net sales	$110,826	$33,738	$51,428	$195,992
Cost of sales	101,640	23,798	44,457	169,895
Gross profit	9,186	9,940	6,971	26,097
Segment depreciation expense	5,075	383	—	5,458
Segment Profit	$14,261	$10,323	$6,971	$31,555

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The reconciliations of segment gross profit to consolidated (loss) income before income taxes are as follows:

	For the Three Months Ended
	October 2, 2022	September 26, 2021
Americas	$(4,869)	$9,186
Brazil	6,787	9,940
Asia	4,645	6,971
Segment gross profit	6,563	26,097
Selling, general and administrative expenses	11,773	12,670
Provision (benefit) for bad debts	174	(80)
Other operating (income) expense, net	(689)	256
Operating (loss) income	(4,695)	13,251
Interest income	(547)	(258)
Interest expense	1,247	696
Equity in earnings of unconsolidated affiliates	(295)	(280)
(Loss) income before income taxes	$(5,100)	$13,093

There have been no material changes in segment assets during fiscal 2023.

15.  Investments in Unconsolidated Affiliates

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

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA.  The supply agreement has no stated minimum purchase quantities and pricing is typically negotiated every six months, based on market rates.  As of October 2, 2022, UNIFI’s open purchase orders related to this supply agreement were $1,180.

UNIFI’s raw material purchases under this supply agreement consisted of the following:

	For the Three Months Ended
	October 2, 2022	September 26, 2021
UNFA	$7,401	$5,830
UNF	37	71
Total	$7,438	$5,901

As of October 2, 2022 and July 3, 2022, UNIFI had combined accounts payable due to UNF and UNFA of $5,190 and $5,565, respectively.

UNIFI has determined that UNF and UNFA are variable interest entities and that UNIFI is the primary beneficiary of these entities, based on the terms of the supply agreement discussed above.  As a result, these entities should be consolidated with UNIFI’s financial results.  As (i) UNIFI purchases substantially all of the output from the two entities, (ii) the two entities’ balance sheets constitute 3% or less of UNIFI’s current assets and total assets, and (iii) such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements and instead is accounting for these entities as equity investments.  As of October 2, 2022, UNIFI’s combined investments in UNF and UNFA were $2,246.  The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy.  Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to either UNF or UNFA.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Condensed balance sheet and income statement information for UNIFI’s unconsolidated affiliates (including reciprocal balances) are presented in the tables below.

	October 2, 2022	July 3, 2022
Current assets	$10,243	$10,705
Non-current assets	576	605
Current liabilities	7,550	8,056
Non-current liabilities	—	—
Shareholders’ equity and capital accounts	3,269	3,254

UNIFI’s portion of undistributed earnings	2,187	2,013

	For the Three Months Ended
	October 2, 2022	September 26, 2021
Net sales	$8,811	$6,150
Gross profit	489	544
Income from operations	25	127
Net income	15	127
Depreciation and amortization	28	33

Distributions received	—	—

16.  Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Three Months Ended
	October 2, 2022	September 26, 2021
Interest, net of capitalized interest of $87 and $106, respectively	$767	$644
Income tax payments, net	2,928	5,091

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds. The three months ended September 26, 2021 includes an income tax payment of $2,125 related to the recovery of non-income taxes in Brazil.

Non-Cash Investing and Financing Activities

As of October 2, 2022 and July 3, 2022, $1,449 and $2,456, respectively, were included in accounts payable for unpaid capital expenditures. As of September 26, 2021 and June 27, 2021, $1,524 and $2,080, respectively, were included in accounts payable for unpaid capital expenditures.

During the three months ended October 2, 2022 and September 26, 2021, UNIFI recorded non-cash activity relating to finance leases of $729 and $0, respectively.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

17.  Other Financial Data

Select balance sheet information is presented in the following table.

	October 2, 2022	July 3, 2022
Receivables, net:
Customer receivables	$86,183	$99,963
Allowance for uncollectible accounts	(1,632)	(1,498)
Reserves for quality claims	(746)	(860)
Net customer receivables	83,805	97,605
Banker's acceptance notes	5,792	7,849
Other receivables	1,158	1,111
Total receivables, net	$90,755	$106,565

Inventories:
Raw materials	$65,609	$69,994
Supplies	11,963	11,953
Work in process	9,702	10,358
Finished goods	81,500	84,477
Gross inventories	168,774	176,782
Net realizable value adjustment	(3,711)	(3,487)
Total inventories	$165,063	$173,295

Other current assets:
Recovery of non-income taxes, net	$4,762	$6,770
Vendor deposits	4,508	6,910
Prepaid expenses and other	2,615	3,004
Value-added taxes receivable	1,963	1,987
Contract assets	488	285
Total other current assets	$14,336	$18,956

Property, plant and equipment, net:
Land	$3,145	$3,160
Land improvements	16,443	16,443
Buildings and improvements	165,565	164,252
Assets under finance leases	11,498	10,921
Machinery and equipment	638,747	635,699
Computers, software and office equipment	25,630	25,348
Transportation equipment	10,447	10,591
Construction in progress	18,556	20,397
Gross property, plant and equipment	890,031	886,811
Less: accumulated depreciation	(666,337)	(666,569)
Less: accumulated amortization – finance leases	(4,264)	(3,904)
Total property, plant and equipment, net	$219,430	$216,338

Other non-current assets:
Grantor trust	$2,523	$2,196
Investments in unconsolidated affiliates	2,246	2,072
Intangible assets, net	2,154	2,500
Other	2,017	2,020
Total other non-current assets	$8,940	$8,788

Other current liabilities:
Payroll and fringe benefits	$10,830	$9,414
Utilities	2,010	2,287
Deferred revenue	1,716	1,694
Incentive compensation	559	3,916
Property taxes and other	3,306	2,495
Total other current liabilities	$18,421	$19,806

Other long-term liabilities:
Nonqualified deferred compensation plan obligation	$2,395	$1,982
Uncertain tax positions	1,751	1,575
Other	539	892
Total other long-term liabilities	$4,685	$4,449

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended October 2, 2022, while a reference to the “prior period” refers to the three-month period ended September 26, 2021.  Such references may be accompanied by certain phrases for added clarity. The current period and the prior period each consisted of 13 weeks.

Our discussions in this Item 2 focus on our results during, or as of, the three months ended October 2, 2022 and September 26, 2021, and, to the extent applicable, any material changes from the information discussed in the 2022 Form 10-K or other important intervening developments or information.  These discussions should be read in conjunction with the 2022 Form 10-K for more detailed and background information about our business, operations, and financial condition. Discussion of foreign currency translation is primarily associated with changes in the Brazilian Real (“BRL”) and changes in the Chinese Renminbi (“RMB”) versus the U.S. Dollar (“USD”). The BRL weighted average exchange rate was 5.25 BRL/USD and 5.24 BRL/USD for the current period and the prior period, respectively. The RMB weighted average exchange rate was 6.85 RMB/USD and 6.47 RMB/USD for the current period and the prior period, respectively.

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

COVID-19 Pandemic and the Current Economic Environment

UNIFI was able to navigate the negative effects of the COVID-19 pandemic to minimize the overall impact to UNIFI for fiscal 2022 and the first quarter of fiscal 2023. However, the current economic environment and significant decrease in textile product demand has adversely impacted our consolidated sales and profitability during the current period. In addition to the current unfavorable economic environment and the inventory destocking measures taken by brands and retailers, the following pressures have continued from fiscal 2022 into fiscal 2023: (i) the impact of inflation on consumer spending, (ii) rising interest rates, (iii) the Russia-Ukraine conflict, (iv) global input cost volatility, and (v) supply chain disruption and unpredictability. UNIFI will continue to monitor these and other aspects of the current economic environment, and work closely with stakeholders to ensure business continuity and liquidity.

Input Costs and Global Production Volatility

In addition to the escalation of input costs in fiscal 2022, UNIFI experienced inefficiencies in the global supply chain in connection with (i) freight costs and logistics slowdowns in foreign markets; (ii) a tighter labor pool in the U.S.; and (iii) suppressed productivity from our business partners resulting from pandemic-related lockdowns in certain regions, particularly Asia. Despite significant improvement in input and freight costs and a more stable labor pool during the current period, the global demand volatility and uncertainty that began in late fiscal 2022 has continued into the first quarter of fiscal 2023, as the threat of recession continues to create uncertainty for calendar 2022 and 2023. The existing challenges and future uncertainty, particularly for rising input costs, labor productivity, and global demand, could worsen and/or continue for prolonged periods, materially impacting our consolidated sales and gross profit. Also, the need for future selling price adjustments in connection with inflationary costs could impact our ability to retain current customer programs and compete successfully for new programs in certain regions.

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

•	Adjusted EPS, which represents Adjusted Net (Loss) Income divided by UNIFI’s diluted weighted average common shares outstanding;
•	Adjusted Working Capital, which equals receivables plus inventories and other current assets, less accounts payable and other current liabilities; and
•	Net Debt, which represents debt principal less cash and cash equivalents.

EBITDA, Adjusted EBITDA, Adjusted Net (Loss) Income, Adjusted EPS, Adjusted Working Capital, and Net Debt (collectively, the “non-GAAP financial measures”) are not determined in accordance with GAAP and should not be considered a substitute for performance measures determined in accordance with GAAP. The calculations of the non-GAAP financial measures are subjective, based on management’s belief as to which items should be included or excluded in order to provide the most reasonable and comparable view of the underlying operating performance of the business. We may, from time to time, modify the amounts used to determine our non-GAAP financial measures. When applicable, management’s discussion and analysis includes specific consideration for items that comprise the reconciliations of its non-GAAP financial measures. We believe that these non-GAAP financial measures better reflect UNIFI’s underlying operations and performance and that their use, as operating performance measures, provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets, among otherwise comparable companies.

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

Review of Results of Operations

Three Months Ended October 2, 2022 Compared to Three Months Ended September 26, 2021

Consolidated Overview

The below tables provide:

•	the components of net (loss) income and the percentage increase or decrease over the prior period amounts, and
•	a reconciliation from net (loss) income to EBITDA and Adjusted EBITDA.

Following the tables is a discussion and analysis of the significant components of net (loss) income.

Net (loss) income

	For the Three Months Ended
	October 2, 2022		September 26, 2021
		% of Net Sales		% of Net Sales	% Change
Net sales	$179,519	100.0	$195,992	100.0	(8.4)
Cost of sales	172,956	96.3	169,895	86.7	1.8
Gross profit	6,563	3.7	26,097	13.3	(74.9)
SG&A	11,773	6.6	12,670	6.4	(7.1)
Provision (benefit) for bad debts	174	0.1	(80)	—	nm
Other operating (income) expense, net	(689)	(0.4)	256	0.1	nm
Operating (loss) income	(4,695)	(2.6)	13,251	6.8	(135.4)
Interest expense, net	700	0.4	438	0.2	59.8
Equity in earnings of unconsolidated affiliates	(295)	(0.2)	(280)	(0.1)	5.4
(Loss) income before income taxes	(5,100)	(2.8)	13,093	6.7	(139.0)
Provision for income taxes	2,734	1.6	4,413	2.3	(38.0)
Net (loss) income	$(7,834)	(4.4)	$8,680	4.4	(190.3)

nm = not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net (loss) income to EBITDA and Adjusted EBITDA were as follows:

	For the Three Months Ended
	October 2, 2022	September 26, 2021
Net (loss) income	$(7,834)	$8,680
Interest expense, net	700	438
Provision for income taxes	2,734	4,413
Depreciation and amortization expense (1)	6,697	6,308
EBITDA	2,297	19,839

Other adjustments (2)	—	—
Adjusted EBITDA	$2,297	$19,839

(1)

Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. Within the accompanying condensed consolidated statements of cash flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.

(2)	For the periods presented, there were no other adjustments necessary to reconcile Net (loss) income to Adjusted EBITDA.

Adjusted Net (Loss) Income and Adjusted EPS (Non-GAAP Financial Measures)

For the current and the prior period, there were no adjustments necessary to reconcile Net (loss) income to Adjusted Net (Loss) Income or Adjusted EPS.

Net Sales

Consolidated net sales for the current period decreased by $16,473, or 8.4%, and consolidated sales volumes decreased 21.6%, compared to the prior period. The decreases occurred primarily due to lower volumes in the Americas and Asia Segments as a result of lower global demand, in addition to pandemic-related lockdowns in Asia, partially offset by higher selling prices in response to increasing raw material and input costs.

Consolidated weighted average sales prices increased 13.2%, primarily attributable to higher selling prices in response to higher raw material costs.

REPREVE® Fiber products for the current period comprised 27%, or $49,179, of consolidated net sales, down from 37%, or $71,906, for the prior period. The lower volumes and net sales in the Asia Segment, which has the highest portion of REPREVE® Fiber sales as a percentage of segment net sales, was the main driver for the lower REPREVE® Fiber sales.

Gross Profit

Gross profit for the current period decreased by $19,534, or 74.9%, compared to the prior period. Gross profit decreased as a result of the decline in net sales, combined with weak fixed cost absorption for the Americas Segment, where utilization and productivity are materially impactful to gross profit. Although raw material costs for the Americas Segment decreased meaningfully in the current period, the associated benefit was muted by low production levels, weak demand, and higher priced raw material inventory purchased in the fourth quarter of 2022.

•	For the Americas Segment, gross profit decreased due to weaker global demand and weak fixed cost absorption in connection with lower production.
•

For the Brazil Segment, gross profit decreased primarily due to the overall decrease in gross margin following the expected normalization of the competitive environment in Brazil, which was highly favorable during fiscal 2022.

•	For the Asia Segment, gross profit decreased primarily due to lower sales volumes in connection with weaker global demand and pandemic-related lockdowns in Asia.

SG&A

SG&A for the current period decreased compared to the prior period, primarily due to (i) lower incentive compensation for the current period and (ii) lower discretionary expenses, including marketing and advertising.

Provision (Benefit) for Bad Debts

The current period and prior period bad debt changes reflect no material activity.

Other Operating (Income) Expense, Net

The current period and prior period include foreign currency transaction (gains) losses of $(725) and $233, respectively.

Interest Expense, Net

Interest expense, net increased in connection with higher debt principal following continued capital investments and higher interest rates.

Equity in Earnings of Unconsolidated Affiliates

There was no material activity for the current period or the prior period.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Three Months Ended
	October 2, 2022	September 26, 2021
Provision for income taxes	$2,734	$4,413
Effective tax rate	(53.6)%	33.7%

The effective tax rate is subject to variation due to a number of factors, including: variability in pre-tax book income; the mix of income by jurisdiction; changes in deferred tax valuation allowances; and changes in statutes, regulations, and case law. Additionally, the impacts of discrete and other rate impacting items are more pronounced when income (loss) before income taxes is lower.

The decrease in the effective tax rate from the prior period to the current period is primarily attributable to an increase in the valuation allowance for deferred tax assets in the current period and increased U.S. tax on GILTI in the current period.

Net (Loss) Income

The decrease in net (loss) income was primarily attributable to the decrease in Americas gross profit and the associated adverse impact of lower U.S. earnings on the effective tax rate.

Adjusted EBITDA (Non-GAAP Financial Measure)

Adjusted EBITDA decreased primarily in connection with lower gross profit.

Adjusted Net (Loss) Income and Adjusted EPS (Non-GAAP Financial Measures)

Adjusted Net (Loss) Income and Adjusted EPS decreased from the prior period to the current period, commensurate with the decrease in net (loss) income.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current period.

Americas Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Americas Segment, were as follows:

	For the Three Months Ended
	October 2, 2022		September 26, 2021
		% of Net Sales		% of Net Sales	% Change
Net sales	$107,644	100.0	$110,826	100.0	(2.9)
Cost of sales	112,513	104.5	101,640	91.7	10.7
Gross (loss) profit	(4,869)	(4.5)	9,186	8.3	(153.0)
Depreciation expense	5,480	5.1	5,075	4.6	8.0
Segment Profit	$611	0.6	$14,261	12.9	(95.7)

Segment net sales as a percentage of consolidated amounts	60.0%		56.5%
Segment Profit as a percentage of consolidated amounts	4.9%		45.2%

The change in net sales for the Americas Segment was as follows:

Net sales for the prior period	$110,826
Decrease in sales volumes	(22,989)
Net change in average selling price and sales mix	19,807
Net sales for the current period	$107,644

The change in net sales for the Americas Segment from the prior period to the current period was primarily attributable to lower sales volumes following weaker global textile demand, and the change was partially offset by higher average selling prices in response to higher input costs.

The change in Segment Profit for the Americas Segment was as follows:

Segment Profit for the prior period	$14,261
Change in underlying margins and sales mix	(10,692)
Decrease in sales volumes	(2,958)
Segment Profit for the current period	$611

The decrease in Segment Profit for the Americas Segment from the prior period to the current period was primarily attributable to lower production volumes driving weaker fixed cost absorption along with lower sales volumes.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Brazil Segment, were as follows:

	For the Three Months Ended
	October 2, 2022		September 26, 2021
		% of Net Sales		% of Net Sales	% Change
Net sales	$38,879	100.0	$33,738	100.0	15.2
Cost of sales	32,092	82.5	23,798	70.5	34.9
Gross profit	6,787	17.5	9,940	29.5	(31.7)
Depreciation expense	470	1.2	383	1.1	22.7
Segment Profit	$7,257	18.7	$10,323	30.6	(29.7)

Segment net sales as a percentage of consolidated amounts	21.7%		17.2%
Segment Profit as a percentage of consolidated amounts	58.0%		32.7%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior period	$33,738
Increase in sales volumes	5,604
Decrease in average selling price and change in sales mix	(463)
Net sales for the current period	$38,879

The increase in net sales for the Brazil Segment from the prior period to the current period was primarily attributable to higher sales volumes during strong market conditions in Brazil.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior period	$10,323
Decrease in underlying margins	(4,782)
Increase in sales volumes	1,716
Segment Profit for the current period	$7,257

The decrease in Segment Profit for the Brazil Segment from the prior period to the current period was primarily attributable to an overall decrease in gross margin following the expected normalization of the competitive environment in Brazil, which was highly favorable for the Brazil Segment during fiscal 2022.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Asia Segment, were as follows:

	For the Three Months Ended
	October 2, 2022		September 26, 2021
		% of Net Sales		% of Net Sales	% Change
Net sales	$32,996	100.0	$51,428	100.0	(35.8)
Cost of sales	28,351	85.9	44,457	86.4	(36.2)
Gross profit	4,645	14.1	6,971	13.6	(33.4)
Depreciation expense	—	—	—	—	—
Segment Profit	$4,645	14.1	$6,971	13.6	(33.4)

Segment net sales as a percentage of consolidated amounts	18.4%		26.2%
Segment Profit as a percentage of consolidated amounts	37.1%		22.1%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior period	$51,428
Net decrease in sales volumes	(20,379)
Unfavorable foreign currency translation effects	(2,576)
Change in average selling price and sales mix	4,523
Net sales for the current period	$32,996

The decrease in net sales for the Asia Segment from the prior period to the current period was primarily attributable to weaker global demand and pandemic-related lockdowns driving lower sales volumes, and such decrease was partially offset by a strong sales mix.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior period	$6,971
Decrease in sales volumes	(2,754)
Unfavorable foreign currency translation effects	(369)
Change in underlying margins and sales mix	797
Segment Profit for the current period	$4,645

The decrease in Segment Profit for the Asia Segment from the prior period to the current period follows the decline in net sales and sales volumes discussed above, as the comparable gross margin rate for the Asia Segment improved with a strong sales mix.

Liquidity and Capital Resources

Note 5, “Long-Term Debt” to the condensed consolidated financial statements includes the detail of UNIFI’s debt obligations and terms and conditions thereof along with scheduled debt maturities.  Further discussion and analysis of liquidity and capital resources follow.

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service and share repurchases.  UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver of its credit facility.  For the current period, cash used by operations was $5,892, and, at October 2, 2022, excess availability under the ABL Revolver was $26,243.

As of October 2, 2022, all of UNIFI’s $127,004 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while approximately 93% of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital, and total debt obligations as of October 2, 2022 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$3,342	$43,858	$47,200
Borrowings available under financing arrangements	26,243	—	26,243
Liquidity	$29,585	$43,858	$73,443

Working capital	$104,197	$135,865	$240,062
Total debt obligations	$127,004	$—	$127,004

UNIFI’s primary cash requirements, in addition to normal course operating activities (e.g. working capital and payroll), primarily include (i) capital expenditures that generally have commitments of up to 12 months, (ii) contractual obligations that support normal course ongoing operations and production, (iii) operating leases and finance leases, (iv) debt service, and (v) share repurchases.

Liquidity Considerations

UNIFI navigated the impact on liquidity of the COVID-19 pandemic by diligently managing the balance sheet and operational spending, in addition to utilizing cash received from a minority interest divestiture in April 2020. Following the COVID-19 pandemic, global demand recovery allowed for strong results and cash generation in fiscal 2021. However, inflation and demand uncertainty in fiscal 2022 and during the current period have introduced new pressures to liquidity.

Currently, and following the establishment of the 2022 Credit Agreement, UNIFI’s cash and liquidity positions are sufficient to sustain its operations and meet its long-term financial targets. However, further degradation in the macroeconomic environment could introduce additional liquidity risk and require UNIFI to limit cash outflows for capital expenditures and discretionary activities while further utilizing available and additional forms of credit. Since the onset of the COVID-19 pandemic and the date of this report, we have not:

•	taken advantage of rent, lease or debt deferrals, forbearance periods, or other concessions; or
•	relied on supply chain financing, structured trade payables, or vendor financing.

Although short-term global demand appears uncertain, we do not currently anticipate that any adverse events or circumstances will place critical pressure on our liquidity position or our ability to fund our operations, capital expenditures, and expected business growth. Should global demand, economic activity, or input availability decline considerably for a prolonged period of time, UNIFI maintains the ability to (i) seek additional credit or financing arrangements and/or (ii) re-implement cost reduction initiatives to preserve cash and secure the longevity of the business and operations.

Additionally, UNIFI considers opportunities to deploy existing cash to preserve or enhance liquidity. In August 2022, we repatriated approximately $14,000 from our operations in Asia to the U.S. via an existing intercompany note and, after remitting the appropriate withholding taxes, utilized the cash to reduce our outstanding revolver borrowings, thereby increasing the availability.

For the remainder of fiscal 2023, we expect the majority of our capital will be deployed to (i) upgrade the machinery in our U.S., El Salvador, and Brazil manufacturing facilities via capital expenditures and (ii) support working capital needs associated with recovering demand and product sales. Nonetheless, we understand the current global economic risks and we are prepared to act swiftly and diligently to ensure the vitality of the business.

The following outlines the attributes relating to our credit facility as of October 2, 2022 (the fiscal quarter end date while the Prior Credit Agreement remained effective) and October 28, 2022 (the day after the 2022 Credit Agreement was established):

•	UNIFI was in compliance with all financial covenants on both such dates;
•	excess availability under the ABL Revolver was $26,243 on October 2, 2022 and $80,362 on October 28, 2022;
•	the Trigger Level (as defined in each credit agreement or applicable amendment) was $16,500 on October 2, 2022 and $23,000 on October 28, 2022; and
•	$0 of standby letters of credit were outstanding on October 2, 2022 and October 28, 2022.

In addition to making payments in accordance with the scheduled maturities of debt required under its existing debt obligations, UNIFI may, from time to time, elect to repay additional amounts borrowed under the ABL Facility.  Funds to make such repayments may come from the operating cash flows of the business or other sources and will depend upon UNIFI’s strategy, prevailing market conditions, liquidity requirements, contractual restrictions, and other factors.

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

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	October 2, 2022	July 3, 2022
Long-term debt	$114,919	$102,309
Current portion of long-term debt	11,875	11,726
Unamortized debt issuance costs	210	255
Debt principal	127,004	114,290
Less: cash and cash equivalents	47,200	53,290
Net Debt	$79,804	$61,000

There was no significant change in Net Debt in connection with the establishment of the 2022 Credit Agreement.

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measures)

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	October 2, 2022	July 3, 2022
Cash and cash equivalents	$47,200	$53,290
Receivables, net	90,755	106,565
Inventories	165,063	173,295
Income taxes receivable	1,432	160
Other current assets	14,336	18,956
Accounts payable	(44,428)	(73,544)
Other current liabilities	(18,421)	(19,806)
Income taxes payable	(1,925)	(1,526)
Current operating lease liabilities	(2,075)	(2,190)
Current portion of long-term debt	(11,875)	(11,726)
Working capital	$240,062	$243,474

Less: Cash and cash equivalents	(47,200)	(53,290)
Less: Income taxes receivable	(1,432)	(160)
Less: Income taxes payable	1,925	1,526
Less: Current operating lease liabilities	2,075	2,190
Less: Current portion of long-term debt	11,875	11,726
Adjusted Working Capital	$207,305	$205,466

When comparing from July 3, 2022 to October 2, 2022, working capital decreased while Adjusted Working Capital increased.

The decrease in receivables, net was primarily due to (i) a decrease in sales following lower global demand and (ii) a decrease in banker’s acceptance notes held by our Asia Segment.  The decrease in inventories was primarily attributable to a decline in raw material purchases and costs in the current period. The decrease in other current assets was primarily due to utilization of Brazil’s recovery of non-income taxes and lower vendor deposits. The decrease in accounts payable followed a decline in days payables outstanding, along with the decrease in sales and production activity in the current period. The changes in other current liabilities, current operating lease liabilities, current portion of long-term debt, income taxes receivable, and income taxes payable were insignificant.

Operating Cash Flows

The significant components of net cash used by operating activities are summarized below.

	For the Three Months Ended
	October 2, 2022	September 26, 2021
Net (loss) income	$(7,834)	$8,680
Equity in earnings of unconsolidated affiliates	(295)	(280)
Depreciation and amortization expense	6,740	6,365
Non-cash compensation expense	633	660
Deferred income taxes	(373)	(3,463)
Subtotal	(1,129)	11,962

Receivables, net	13,800	(9,462)
Inventories	6,475	(12,190)
Accounts payable and other current liabilities	(28,615)	(7,393)
Other changes	3,577	1,275
Net cash used by operating activities	$(5,892)	$(15,808)

The improvement in net cash used by operating activities was primarily due to changes in working capital associated with fluctuations in raw material costs and a decline in overall business activity in the current period.

Investing Cash Flows

Investing activities primarily includes $11,198 for capital expenditures.

During the current period, UNIFI invested $11,198 in capital projects, primarily relating to (i) eAFK Evo texturing machinery, (ii) further improvements in production capabilities and technology enhancements in the Americas, and (iii) routine annual maintenance capital expenditures.  Maintenance capital expenditures are necessary to support UNIFI’s current operations, capacities, and capabilities and exclude expenses relating to repairs and costs that do not extend an asset’s useful life.

For the second quarter of fiscal 2023, we expect to invest $10,000 to $12,000 in capital projects, to include (i) continuing the purchase and installation of new eAFK Evo texturing machines, (ii) making further improvements in production capabilities and technology enhancements in the Americas, and (iii) annual maintenance capital expenditures.

The total amount ultimately invested for fiscal 2023 could be more or less than the currently estimated amount depending on the timing and scale of contemplated initiatives and is expected to be funded primarily by cash provided by operating activities and available borrowings.  UNIFI expects recent and future capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

Financing Cash Flows

Financing activities primarily include (i) scheduled payments against the ABL Term Loan and finance leases, (ii) proceeds and payments on the ABL Revolver, and (iii) proceeds from construction financing during the period.

Share Repurchase Program

As described in Note 7, “Shareholders’ Equity,” no share repurchases have been completed in fiscal 2023.

Contractual Obligations

UNIFI incurs various financial obligations and commitments in the ordinary course of business.  Financial obligations are considered to represent known future cash payments that UNIFI is required to make under existing contractual arrangements, such as debt and lease agreements.

After considering the changes generated by the 2022 Credit Agreement, there have been no further material changes in the scheduled maturities of UNIFI’s contractual obligations as disclosed under the heading “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Form 10-K.

Off-Balance Sheet Arrangements

UNIFI is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on UNIFI’s financial condition, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

UNIFI’s critical accounting policies are discussed in the 2022 Form 10-K.  There have been no changes to UNIFI’s critical accounting policies in fiscal 2023.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities.  As of October 2, 2022, UNIFI had borrowings under its ABL Facility that totaled $117,000. UNIFI’s sensitivity analysis indicates that a 50-basis point interest rate increase as of October 2, 2022 would result in an increase in annual interest expense of approximately $600.

Foreign Currency Exchange Rate Risk

A complete discussion of foreign currency exchange rate risk is included in the 2022 Form 10-K and is supplemented by the following disclosures.

As of October 2, 2022, UNIFI had no outstanding foreign currency forward contracts.

As of October 2, 2022, foreign currency exchange rate risk concepts included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	28.1%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$10,107
Denominated in RMB	21,335
Denominated in BRL	10,247
Denominated in other foreign currencies	324
Total cash and cash equivalents held outside the U.S.	$42,013
Percentage of total cash and cash equivalents held outside the U.S.	89.0%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$1,845

Raw Material and Commodity Cost Risks

A complete discussion of raw material and commodity cost risks is included in the 2022 Form 10-K and is supplemented by the following disclosures.

As fiscal 2022 concluded, UNIFI experienced cost increases for raw materials related to inflationary pressures and competing alternatives to U.S. polyester production. Following the recent global demand deterioration, raw material costs have declined in fiscal 2023. We have been able to implement responsive selling price adjustments for the majority of our portfolio throughout fiscal 2022 and 2023.  While our underlying gross margin is predominantly pressured by lower textile demand, we expect the impact of recent selling price adjustments to aid margin improvement throughout the remainder of fiscal 2023. Nonetheless, input costs remain subject to volatility, and, should inputs costs increase unexpectedly, UNIFI’s results of operations and cash flows are likely to be adversely impacted.

Other Risks

UNIFI is also exposed to political risk, including changing laws and regulations governing international trade, such as quotas, tariffs, and tax laws.  The degree of impact and the frequency of these events cannot be predicted.

Item 4.	Controls and Procedures

As of October 2, 2022, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended October 2, 2022 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

4.1

Second Amended and Restated Credit Agreement, dated as of October 28, 2022, by and among Unifi Manufacturing, Inc. and certain of its domestic affiliates, as borrowers, Wells Fargo Bank, National Association, as administrative agent, sole lead arranger and sole book runner, and the lenders party thereto. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed November 3, 2022 (File No. 001-10542)).  Certain portions of the exhibit that include immaterial and confidential information have been omitted.

4.2

Second Amended and Restated Guaranty and Security Agreement, dated as of October 28, 2022, by and among the grantors from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed November 3, 2022 (File No. 001-10542)).  Certain portions of the exhibit that include immaterial and confidential information have been omitted.

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: November 9, 2022	By:	/s/ CRAIG A. CREATURO
Craig A. Creaturo
Executive Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)