Form 10-Q
period 2023-01-01
UNIFI INC
filed 2023-02-08
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2023

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

As of February 6, 2023, there were 18,051,505 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates, and goals. Statements expressing expectations regarding our future, or projections or estimates relating to products, sales, revenues, expenditures, costs, strategies, initiatives, or earnings, are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations about our future performance, considering the information currently available to management. The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “strive,” and words of similar import, or the negative of such words, identify or signal the presence of forward-looking statements. These statements are not statements of historical fact; they involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition that we express or imply in any forward-looking statement. Factors that could contribute to such differences include, but are not limited to:

•
the competitive nature of the textile industry and the impact of global competition;
•
changes in the trade regulatory environment and governmental policies and legislation;
•
the availability, sourcing, and pricing of raw materials;
•
general domestic and international economic and industry conditions in markets where the Company competes, including economic and political factors over which the Company has no control;
•
changes in consumer spending, customer preferences, fashion trends, and end uses for the Company’s products;
•
the financial condition of the Company’s customers;
•
the loss of a significant customer or brand partner;
•
natural disasters, industrial accidents, power, or water shortages, extreme weather conditions and other disruptions at one of the Company’s facilities;
•
the disruption of operations, global demand, or financial performance as a result of catastrophic or extraordinary events, including epidemics or pandemics such as strains of coronavirus (“COVID-19”);
•
the success of the Company’s strategic business initiatives;
•
the volatility of financial and credit markets;
•
the ability to service indebtedness and fund capital expenditures and strategic business initiatives;
•
the availability of and access to credit on reasonable terms;
•
changes in foreign currency exchange, interest, and inflation rates;
•
fluctuations in production costs;
•
the ability to protect intellectual property;
•
the strength and reputation of the Company’s brands;
•
employee relations;
•
the ability to attract, retain, and motivate key employees;
•
the impact of climate change or environmental, health, and safety regulations;
•
the impact of tax laws, the judicial or administrative interpretations of tax laws, and/or changes in such laws or interpretations; and
•
other factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2022 or in the Company’s other periodic reports and information filed with the Securities and Exchange Commission (“SEC”).

All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the impact of each such factor on the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, except as may be required by federal securities laws.

In light of all the above considerations, we reiterate that forward-looking statements are not guarantees of future performance, and we caution you not to rely on them as such.

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 1, 2023

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	January 1, 2023	July 3, 2022
ASSETS
Cash and cash equivalents	$50,781	$53,290
Receivables, net	64,980	106,565
Inventories	147,253	173,295
Income taxes receivable	1,938	160
Other current assets	13,203	18,956
Total current assets	278,155	352,266
Property, plant and equipment, net	226,279	216,338
Operating lease assets	7,736	8,829
Deferred income taxes	2,841	2,497
Other non-current assets	13,222	8,788
Total assets	$528,233	$588,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$33,784	$73,544
Income taxes payable	587	1,526
Current operating lease liabilities	2,002	2,190
Current portion of long-term debt	11,092	11,726
Other current liabilities	11,345	19,806
Total current liabilities	58,810	108,792
Long-term debt	118,980	102,309
Non-current operating lease liabilities	5,818	6,736
Deferred income taxes	4,986	4,983
Other long-term liabilities	4,760	4,449
Total liabilities	193,354	227,269

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,049,381 and 17,979,362 shares issued and outstanding as of January 1, 2023 and July 3, 2022, respectively)	1,805	1,798
Capital in excess of par value	67,875	66,120
Retained earnings	327,265	353,136
Accumulated other comprehensive loss	(62,066)	(59,605)
Total shareholders’ equity	334,879	361,449
Total liabilities and shareholders’ equity	$528,233	$588,718

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Net sales	$136,212	$201,410	$315,731	$397,402
Cost of sales	144,212	184,520	317,168	354,415
Gross (loss) profit	(8,000)	16,890	(1,437)	42,987
Selling, general and administrative expenses	11,748	11,966	23,521	24,636
(Benefit) provision for bad debts	(156)	(240)	18	(320)
Other operating expense (income), net	226	573	(463)	829
Operating (loss) income	(19,818)	4,591	(24,513)	17,842
Interest income	(514)	(194)	(1,061)	(452)
Interest expense	1,889	735	3,136	1,431
Equity in earnings of unconsolidated affiliates	(86)	(64)	(381)	(344)
(Loss) income before income taxes	(21,107)	4,114	(26,207)	17,207
(Benefit) provision for income taxes	(3,070)	3,185	(336)	7,598
Net (loss) income	$(18,037)	$929	$(25,871)	$9,609

Net (loss) income per common share:
Basic	$(1.00)	$0.05	$(1.44)	$0.52
Diluted	$(1.00)	$0.05	$(1.44)	$0.51

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Net (loss) income	$(18,037)	$929	$(25,871)	$9,609
Other comprehensive income (loss):
Foreign currency translation adjustments	3,447	(1,162)	(2,461)	(8,088)
Changes in interest rate swaps, net of tax of nil, $66, nil and $143, respectively	—	207	—	463
Other comprehensive income (loss), net	3,447	(955)	(2,461)	(7,625)
Comprehensive (loss) income	$(14,590)	$(26)	$(28,332)	$1,984

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at October 2, 2022	18,012	$1,801	$66,709	$345,302	$(65,513)	$348,299
Options exercised	—	—	2	—	—	2
Conversion of equity units	31	4	(4)	—	—	—
Stock-based compensation	12	1	1,217	—	—	1,218
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(6)	(1)	(49)	—	—	(50)
Other comprehensive income, net of tax	—	—	—	—	3,447	3,447
Net loss	—	—	—	(18,037)	—	(18,037)
Balance at January 1, 2023	18,049	$1,805	$67,875	$327,265	$(62,066)	$334,879

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at July 3, 2022	17,979	$1,798	$66,120	$353,136	$(59,605)	$361,449
Options exercised	3	—	19	—	—	19
Conversion of equity units	62	7	(7)	—	—	—
Stock-based compensation	12	1	1,808	—	—	1,809
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(7)	(1)	(65)	—	—	(66)
Other comprehensive loss, net of tax	—	—	—	—	(2,461)	(2,461)
Net loss	—	—	—	(25,871)	—	(25,871)
Balance at January 1, 2023	18,049	$1,805	$67,875	$327,265	$(62,066)	$334,879

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 26, 2021	18,524	$1,852	$65,770	$353,477	$(60,102)	$360,997
Options exercised	—	—	—	—	—	—
Conversion of equity units	26	2	(2)	—	—	—
Stock-based compensation	5	1	1,524	—	—	1,525
Common stock repurchased and retired under publicly announced program	(52)	(5)	(186)	(1,013)	—	(1,204)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(5)	—	(100)	—	—	(100)
Other comprehensive loss, net of tax	—	—	—	—	(955)	(955)
Net income	—	—	—	929	—	929
Balance at December 26, 2021	18,498	$1,850	$67,006	$353,393	$(61,057)	$361,192

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 27, 2021	18,490	$1,849	$65,205	$344,797	$(53,432)	$358,419
Options exercised	9	1	(1)	—	—	—
Conversion of equity units	64	6	(6)	—	—	—
Stock-based compensation	5	1	2,106	—	—	2,107
Common stock repurchased and retired under publicly announced program	(52)	(5)	(186)	(1,013)	—	(1,204)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(18)	(2)	(112)	—	—	(114)
Other comprehensive loss, net of tax	—	—	—	—	(7,625)	(7,625)
Net income	—	—	—	9,609	—	9,609
Balance at December 26, 2021	18,498	$1,850	$67,006	$353,393	$(61,057)	$361,192

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	January 1, 2023	December 26, 2021
Cash and cash equivalents at beginning of period	$53,290	$78,253
Operating activities:
Net (loss) income	(25,871)	9,609
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Equity in earnings of unconsolidated affiliates	(381)	(344)
Depreciation and amortization expense	13,478	12,687
Non-cash compensation expense	1,976	2,261
Recovery of income taxes	(3,799)	—
Deferred income taxes	(304)	(3,197)
Other, net	289	(149)
Changes in assets and liabilities:
Receivables, net	40,552	1,358
Inventories	25,422	(10,953)
Other current assets	5,525	(3,690)
Income taxes	(2,655)	614
Accounts payable and other current liabilities	(47,599)	(11,598)
Other, net	639	(548)
Net cash provided (used) by operating activities	7,272	(3,950)

Investing activities:
Capital expenditures	(23,950)	(19,172)
Other, net	(576)	87
Net cash used by investing activities	(24,526)	(19,085)

Financing activities:
Proceeds from ABL Revolver	96,800	18,500
Payments on ABL Revolver	(82,200)	(18,500)
Payments on ABL Term Loan	(2,500)	(5,000)
Proceeds from construction financing	4,900	1,611
Payments on finance lease obligations	(899)	(1,877)
Common stock repurchased and retired under publicly announced program	—	(1,204)
Payments of debt financing fees	(658)	—
Other, net	(47)	(324)
Net cash provided (used) by financing activities	15,396	(6,794)

Effect of exchange rate changes on cash and cash equivalents	(651)	(804)
Net decrease in cash and cash equivalents	(2,509)	(30,633)
Cash and cash equivalents at end of period	$50,781	$47,620

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

The fiscal quarter for each of Unifi, Inc., its primary domestic operating subsidiaries and its subsidiary in El Salvador ended on January 1, 2023. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal quarter ended on December 31, 2022. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ fiscal quarter end. The three-month periods ended January 1, 2023 and December 26, 2021 both consisted of 13 weeks. The six-month periods ended January 1, 2023 and December 26, 2021 both consisted of 26 weeks.

3. Recent Accounting Pronouncements

Based on UNIFI’s review of Accounting Standards Updates issued since the filing of the 2022 Form 10-K, there have been no newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on UNIFI’s consolidated financial statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Revenue

The following tables present net sales disaggregated by (i) classification of customer type and (ii) REPREVE® Fiber sales:

	For the Three Months Ended		For the Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Third-party manufacturer	$135,018	$199,585	$313,230	$392,882
Service	1,194	1,825	2,501	4,520
Net sales	$136,212	$201,410	$315,731	$397,402

	For the Three Months Ended		For the Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
REPREVE® Fiber	$42,866	$81,524	$92,045	$153,430
All other products and services	93,346	119,886	223,686	243,972
Net sales	$136,212	$201,410	$315,731	$397,402

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

REPREVE Fiber

REPREVE Fiber represents UNIFI's collection of fiber products on our recycled platform, with or without added technologies.

Variable Consideration

For all variable consideration, where appropriate, UNIFI estimates the amount using the expected value method, which takes into consideration historical experience, current contractual requirements, specific known market events, and forecasted customer buying and payment patterns. Overall, these reserves reflect UNIFI’s best estimates of the amount of consideration to which the customer is entitled based on the terms of the contracts. Variable consideration has been immaterial to UNIFI’s financial statements for all periods presented.

5. Long-Term Debt

Debt Obligations

The following table and narrative presents the detail of UNIFI’s debt obligations. Capitalized terms not otherwise defined within this Note shall have the meanings attributed to them in the Amended and Restated Credit Agreement, dated as of March 26, 2015 (together with amendments, the "Prior Credit Agreement"), or the Second Amended and Restated Credit Agreement, dated as of October 28, 2022 (the "2022 Credit Agreement").

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	January 1, 2023	January 1, 2023	July 3, 2022
ABL Revolver	October 2027	8.0%	$3,400	$41,300
ABL Term Loan	October 2027	5.9%	115,000	65,000
Finance lease obligations	(1)	3.6%	7,091	7,261
Construction financing	(2)	5.0%	4,900	729
Total debt			130,391	114,290
Current ABL Term Loan			(9,200)	(10,000)
Current portion of finance lease obligations			(1,892)	(1,726)
Unamortized debt issuance costs			(319)	(255)
Total long-term debt			$118,980	$102,309

(1)
Scheduled maturity dates for finance lease obligations range from March 2025 to November 2027.
(2)
Refer to the discussion below under the subheading “Construction Financing” for further information.

ABL Facility

Unifi, Inc. entered into the Sixth Amendment to Amended and Restated Credit Agreement (the “Sixth Amendment”) on September 2, 2022. The Sixth Amendment modified the Trigger Level of the Prior Credit Agreement, which relates to, among other things, the requirement to maintain a Fixed Charge Coverage Ratio such that it occurs when Excess Availability falls below (a) for the period beginning on September 2, 2022 through and including the date that is 60 days after such date, $16,500 and (b) at all other times, the greatest of (i) $10,000, (ii) 20% of the Maximum Revolver Amount, and (iii) 12.5% of the sum of the Maximum Revolver Amount plus the outstanding principal amount of the Term Loan.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

On October 28, 2022, Unifi, Inc. and certain of its subsidiaries entered into the 2022 Credit Agreement with a syndicate of lenders. The 2022 Credit Agreement provides for a $230,000 senior secured credit facility (the “2022 ABL Facility”), including a $115,000 revolving credit facility and a term loan ("2022 ABL Term Loan") that can be reset up to a maximum amount of $115,000, once per fiscal year, if certain conditions are met. The 2022 ABL Facility has a maturity date of October 28, 2027. The 2022 ABL Term Loan requires quarterly principal payments of $2,300 commencing on February 1, 2023. Borrowings under the 2022 ABL Facility bear interest at SOFR plus 0.10% plus an applicable margin of 1.25% to 1.75%, or the Base Rate (as defined in the 2022 Credit Agreement) plus an applicable margin of 0.25% to 0.75%, with interest paid on a monthly basis.

Prior to entering the 2022 Credit Agreement, Unifi, Inc. and certain of its subsidiaries maintained the Prior Credit Agreement that established a $200,000 senior secured credit facility (the “Prior ABL Facility”), including a $100,000 revolving credit facility and a term loan that could be reset up to a maximum amount of $100,000, once per fiscal year, if certain conditions were met. The Prior ABL Facility had a maturity date of December 18, 2023. Prior ABL Facility borrowings bore interest at LIBOR plus an applicable margin of 1.25% to 1.75%, or the Base Rate plus an applicable margin of 0.25% to 0.75%, with interest paid on a monthly basis.

In connection with the 2022 Credit Agreement, UNIFI recorded a $273 loss on debt extinguishment to interest expense in the second quarter of fiscal 2023.

Construction Financing

In May 2021, UNIFI entered into an agreement with a third party lender that provides for construction-period financing for certain texturing machinery included in our capital allocation plans. UNIFI records project costs to construction in progress and the corresponding liability to construction financing (within long-term debt). The agreement provides for monthly, interest-only payments during the construction period at a rate of SOFR plus 1.25%, and contains terms customary for a financing of this type.

Each borrowing under the agreement provides for 60 monthly payments, which will commence upon the completion of the construction period. In connection with this construction financing arrangement, UNIFI has borrowed a total of $8,122 and transitioned $3,222 of completed asset costs to finance lease obligations as of January 1, 2023.

6. Income Taxes

The (benefit) provision for income taxes and effective tax rate were as follows:

	For the Three Months Ended		For the Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
(Benefit) provision for income taxes	$(3,070)	$3,185	$(336)	$7,598
Effective tax rate	14.5%	77.4%	1.3%	44.2%

Income Tax Expense

UNIFI’s (benefit) provision for income taxes for the six months ended January 1, 2023 and December 26, 2021 was calculated by applying the estimated annual effective tax rate to year-to-date pre-tax book income and adjusting for discrete items that occurred during the period.

The effective tax rates for the three months and six months ended January 1, 2023 varied from the U.S. federal statutory rate primarily due to losses for which UNIFI does not expect to realize a future benefit and a discrete tax benefit related to the recovery of certain Brazilian income taxes paid in prior years.

The effective tax rates for the three months and six months ended December 26, 2021 were higher than the U.S. federal statutory rate primarily due to an increase in the valuation allowance for deferred tax assets, earnings taxed at higher rates in foreign jurisdictions, and deferred tax on unremitted earnings.

Unrecognized Tax Benefits

UNIFI regularly assesses the outcomes of both completed and ongoing examinations to ensure that its provision for income taxes is sufficient. Certain returns that remain open to examination have utilized carryforward tax attributes generated in prior tax years, including net operating losses, which could potentially be revised upon examination.

7. Shareholders’ Equity

On October 31, 2018, UNIFI announced that its Board of Directors (the “Board”) approved a share repurchase program (the “2018 SRP”) under which UNIFI is authorized to acquire up to $50,000 of its common stock. Under the 2018 SRP, purchases may be made from time to time in the open market at prevailing market prices, through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements, and other factors. The share repurchase authorization is discretionary and has no expiration date. Repurchases, if any, are expected to be financed through cash generated from operations and borrowings under the ABL Revolver and are subject to applicable limitations and restrictions as set forth in the ABL Facility. UNIFI may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes UNIFI’s repurchases and retirements of its common stock under the 2018 SRP for the fiscal periods noted:

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal 2019	—	$—	$50,000
Fiscal 2020	84	$23.72	$48,008
Fiscal 2021	—	$—	$48,008
Fiscal 2022	617	$14.84	$38,859
Fiscal 2023 (through January 1, 2023)	—	$—	$38,859
Total	701	$15.90	$38,859

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

The following table provides the number of awards remaining available for future issuance under the 2020 Plan as of January 1, 2023:

Authorized under the 2020 Plan	850
Plus: Awards expired, forfeited or otherwise terminated unexercised	4
Less: Awards granted to employees	(544)
Less: Awards granted to non-employee directors	(114)
Available for issuance under the 2020 Plan	196

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

9. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

Financial Instruments

Grantor Trust

The UNIFI, Inc. Deferred Compensation Plan (the “DCP”), established in fiscal 2022, is an unfunded non-qualified deferred compensation plan in which certain key employees are eligible to participate. The fair value of the investment assets held by the grantor trust established in connection with the DCP were approximately $2,897 and $2,196 as of January 1, 2023 and July 3, 2022, respectively, and are classified as trading securities within Other non-current assets. The grantor trust assets have readily-available market values and are classified as Level 1 trading securities in the fair value hierarchy. Trading gains and losses associated with these investments are recorded to Other operating (income) expense, net. The associated DCP liability is recorded within Other long-term liabilities, and any increase or decrease in the liability is also recorded in Other operating (income) expense, net. During fiscal 2023, we recorded net gains on investments held by the trust of $11.

Derivative Instruments

UNIFI uses derivative financial instruments such as foreign currency forward contracts or interest rate swaps to reduce its ongoing business exposures to fluctuations in foreign currency exchange rates or interest rates. UNIFI does not enter into derivative contracts for speculative purposes. Since June 2022, UNIFI has had no outstanding derivative instruments.

For the six months ended January 1, 2023 and December 26, 2021, there were no significant changes to UNIFI’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at July 3, 2022	$(59,605)	$(59,605)
Other comprehensive loss	(2,461)	(2,461)
Balance at January 1, 2023	$(62,066)	$(62,066)

A summary of the after-tax effects of the components of other comprehensive loss, net for the three-month and six-month periods ended January 1, 2023 and December 26, 2021 is included in the accompanying condensed consolidated statements of comprehensive (loss) income.

11. Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended		For the Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Net (loss) income	$(18,037)	$929	$(25,871)	$9,609
Basic weighted average shares	18,034	18,511	18,017	18,513
Net potential common share equivalents	—	493	—	486
Diluted weighted average shares	18,034	19,004	18,017	18,999
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	739	324	703	324
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	333	333	333	333

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Related Party Transactions

There were no related party receivables as of January 1, 2023 or July 3, 2022.

Related party payables for Salem Leasing Corporation consisted of the following:

	January 1, 2023	July 3, 2022
Accounts payable	$333	$432
Operating lease obligations	651	811
Finance lease obligations	4,311	4,933
Total related party payables	$5,295	$6,176

The following were the Company’s significant related party transactions:

		For the Three Months Ended		For the Six Months Ended
Affiliated Entity	Transaction Type	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$1,184	$1,059	$2,383	$2,087

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

In the fourth fiscal quarter of fiscal 2022, UNIFI realigned its operating and reportable segments to correspond with changes to its operating model, management structure, and organizational responsibilities, reflecting the manner in which business performance is evaluated, resources are allocated, and financial statement users can best understand the results of operations. Accordingly, UNIFI is now reporting the Americas Segment, Brazil Segment, and Asia Segment. The Americas Segment represents the combination of the previously reported Polyester Segment, Nylon Segment, and All Other category. There are no changes to the composition of the historical Brazil Segment and Asia Segment. Comparative prior period disclosures have been updated to conform to the new presentation.

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

UNIFI evaluates the operating performance of its segments based upon Segment Profit, which represents segment gross (loss) profit plus segment depreciation expense. This measurement of segment profit or loss best aligns segment reporting with the current assessments and evaluations performed by, and information provided to, the CODM.

The accounting policies for the segments are consistent with UNIFI’s accounting policies. Intersegment sales are omitted from segment disclosures, as they are (i) insignificant to UNIFI’s segments and eliminated from consolidated reporting and (ii) excluded from segment evaluations performed by the CODM.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Selected financial information is presented below:

	For the Three Months Ended January 1, 2023
	Americas	Brazil	Asia	Total
Net sales	$85,242	$25,687	$25,283	$136,212
Cost of sales	98,326	24,357	21,529	144,212
Gross (loss) profit	(13,084)	1,330	3,754	(8,000)
Segment depreciation expense	5,542	391	—	5,933
Segment (Loss) Profit	$(7,542)	$1,721	$3,754	$(2,067)

	For the Three Months Ended December 26, 2021
	Americas	Brazil	Asia	Total
Net sales	$114,697	$27,601	$59,112	$201,410
Cost of sales	113,844	20,075	50,601	184,520
Gross profit	853	7,526	8,511	16,890
Segment depreciation expense	5,145	277	—	5,422
Segment Profit	$5,998	$7,803	$8,511	$22,312

	For the Six Months Ended January 1, 2023
	Americas	Brazil	Asia	Total
Net sales	$192,886	$64,566	$58,279	$315,731
Cost of sales	210,839	56,449	49,880	317,168
Gross (loss) profit	(17,953)	8,117	8,399	(1,437)
Segment depreciation expense	11,022	861	—	11,883
Segment (Loss) Profit	$(6,931)	$8,978	$8,399	$10,446

	For the Six Months Ended December 26, 2021
	Americas	Brazil	Asia	Total
Net sales	$225,523	$61,339	$110,540	$397,402
Cost of sales	215,484	43,873	95,058	354,415
Gross profit	10,039	17,466	15,482	42,987
Segment depreciation expense	10,220	660	—	10,880
Segment Profit	$20,259	$18,126	$15,482	$53,867

The reconciliations of segment gross (loss) profit to consolidated (loss) income before income taxes are as follows:

	For the Three Months Ended		For the Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Americas	$(13,084)	$853	$(17,953)	$10,039
Brazil	1,330	7,526	8,117	17,466
Asia	3,754	8,511	8,399	15,482
Segment gross (loss) profit	(8,000)	16,890	(1,437)	42,987
Selling, general and administrative expenses	11,748	11,966	23,521	24,636
(Benefit) provision for bad debts	(156)	(240)	18	(320)
Other operating expense (income), net	226	573	(463)	829
Operating (loss) income	(19,818)	4,591	(24,513)	17,842
Interest income	(514)	(194)	(1,061)	(452)
Interest expense	1,889	735	3,136	1,431
Equity in earnings of unconsolidated affiliates	(86)	(64)	(381)	(344)
(Loss) income before income taxes	$(21,107)	$4,114	$(26,207)	$17,207

There have been no material changes in segment assets during fiscal 2023.

15. Investments in Unconsolidated Affiliates

Included within Other non-current assets are UNIFI’s investments in unconsolidated affiliates: U.N.F. Industries, Ltd. (“UNF”) and UNF America LLC (“UNFA”) (collectively “UNFs”).

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA. The supply agreement has no stated minimum purchase quantities and pricing is typically negotiated every six months, based on market rates. As of January 1, 2023, UNIFI’s open purchase orders related to this supply agreement were $1,722.

UNIFI’s raw material purchases under this supply agreement consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
UNFA	$5,390	$6,752	$12,791	$12,582
UNF	—	75	37	146
Total	$5,390	$6,827	$12,828	$12,728

As of January 1, 2023 and July 3, 2022, UNIFI had combined accounts payable due to UNF and UNFA of $2,223 and $5,565, respectively.

UNIFI has determined that UNF and UNFA are variable interest entities and that UNIFI is the primary beneficiary of these entities, based on the terms of the supply agreement discussed above. As a result, these entities should be consolidated with UNIFI’s financial results. As (i) UNIFI purchases substantially all of the output from the two entities, (ii) the two entities’ balance sheets constitute 3% or less of UNIFI’s current assets and total assets, and (iii) such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements and instead is accounting for these entities as equity investments. As of January 1, 2023, UNIFI’s combined investments in UNF and UNFA were $2,430. The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy. Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to either UNF or UNFA.

Condensed balance sheet and income statement information for UNIFI’s unconsolidated affiliates (including reciprocal balances) are presented in the tables below.

	January 1, 2023	July 3, 2022
Current assets	$9,378	$10,705
Non-current assets	549	605
Current liabilities	6,644	8,056
Non-current liabilities	—	—
Shareholders’ equity and capital accounts	3,283	3,254

UNIFI’s portion of undistributed earnings	2,370	2,013

	For the Three Months Ended		For the Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Net sales	$7,224	$7,336	$16,035	$13,486
Gross profit	444	28	933	572
Income (loss) from operations	26	(381)	51	(254)
Net income (loss)	14	(380)	29	(253)
Depreciation and amortization	28	31	56	64

Distributions received	—	—	—	—

16. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Six Months Ended
	January 1, 2023	December 26, 2021
Interest, net of capitalized interest of $239 and $221, respectively	$2,739	$1,280
Income tax payments, net	4,064	9,520

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds. The six months ended December 26, 2021 includes an income tax payment of $3,749 related to the recovery of non-income taxes in Brazil.

Non-Cash Investing and Financing Activities

As of January 1, 2023 and July 3, 2022, $1,594 and $2,456, respectively, were included in accounts payable for unpaid capital expenditures. As of December 26, 2021 and June 27, 2021, $1,992 and $2,080, respectively, were included in accounts payable for unpaid capital expenditures.

During the six months ended January 1, 2023 and December 26, 2021, UNIFI recorded non-cash activity relating to finance leases of $729 and $882, respectively.

In connection with the commencement of the 2022 Credit Agreement in October 2022, $52,500 of borrowings outstanding on the revolving credit facility were transferred to the term loan, such that revolver borrowings were reduced by $52,500 and term loan borrowings were increased by $52,500 with no flow of cash.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

17. Other Financial Data

Select balance sheet information is presented in the following table.

	January 1, 2023	July 3, 2022
Receivables, net:
Customer receivables	$61,960	$99,963
Allowance for uncollectible accounts	(1,378)	(1,498)
Reserves for quality claims	(1,294)	(860)
Net customer receivables	59,288	97,605
Banker's acceptance notes	4,439	7,849
Other receivables	1,253	1,111
Total receivables, net	$64,980	$106,565

Inventories:
Raw materials	$58,788	$69,994
Supplies	11,805	11,953
Work in process	6,879	10,358
Finished goods	73,916	84,477
Gross inventories	151,388	176,782
Net realizable value adjustment	(4,135)	(3,487)
Total inventories	$147,253	$173,295

Other current assets:
Prepaid expenses and other	$3,647	$3,004
Value-added taxes receivable	3,433	1,987
Vendor deposits	2,874	6,910
Recovery of non-income taxes, net	2,801	6,770
Contract assets	448	285
Total other current assets	$13,203	$18,956

Property, plant and equipment, net:
Land	$3,150	$3,160
Land improvements	16,443	16,443
Buildings and improvements	165,905	164,252
Assets under finance leases	11,498	10,921
Machinery and equipment	637,855	635,699
Computers, software and office equipment	25,883	25,348
Transportation equipment	10,455	10,591
Construction in progress	23,605	20,397
Gross property, plant and equipment	894,794	886,811
Less: accumulated depreciation	(663,885)	(666,569)
Less: accumulated amortization – finance leases	(4,630)	(3,904)
Total property, plant and equipment, net	$226,279	$216,338

Other non-current assets:
Recovery of taxes	$5,131	$1,463
Grantor trust	2,897	2,196
Investments in unconsolidated affiliates	2,430	2,072
Intangible assets, net	1,813	2,500
Other	951	557
Total other non-current assets	$13,222	$8,788

Other current liabilities:
Payroll and fringe benefits	$4,725	$9,414
Utilities	1,306	2,287
Deferred revenue	1,306	1,694
Incentive compensation	445	3,916
Property taxes and other	3,563	2,495
Total other current liabilities	$11,345	$19,806

Other long-term liabilities:
Nonqualified deferred compensation plan obligation	$2,355	$1,982
Uncertain tax positions	1,879	1,575
Other	526	892
Total other long-term liabilities	$4,760	$4,449

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended January 1, 2023, while a reference to the “prior period” refers to the three-month period ended December 26, 2021. A reference to the “current six-month period” refers to the six-month period ended January 1, 2023, while a reference to the “prior six-month period” refers to the six-month period ended December 26, 2021. Such references may be accompanied by certain phrases for added clarity. The current period and the prior period each consisted of 13 weeks. The current six-month period and the prior six-month period each consisted of 26 weeks.

Our discussions in this Item 2 focus on our results during, or as of, the three months and six months ended January 1, 2023 and December 26, 2021, and, to the extent applicable, any material changes from the information discussed in the 2022 Form 10-K or other important intervening developments or information. These discussions should be read in conjunction with the 2022 Form 10-K for more detailed and background information about our business, operations, and financial condition.

Discussion of foreign currency translation is primarily associated with changes in the Brazilian Real (“BRL”) and changes in the Chinese Renminbi (“RMB”) versus the U.S. Dollar (“USD”). Weighted average exchange rates were as follows:

	For the Three Months Ended		For the Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
BRL to USD	5.26	5.57	5.25	5.39
RMB to USD	7.09	6.39	6.95	6.43

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

Current Economic Environment

The current economic environment and significant decrease in textile product demand has adversely impacted our consolidated sales and profitability in fiscal 2023. In addition to the current unfavorable economic environment and the inventory destocking measures taken by brands and retailers, the following pressures have continued from fiscal 2022 into fiscal 2023: (i) the impact of inflation on consumer spending, (ii) rising interest rates, (iii) the Russia-Ukraine conflict, (iv) global input cost volatility, and (v) supply chain disruption. UNIFI will continue to monitor these and other aspects of the current economic environment and work closely with stakeholders to ensure business continuity and liquidity.

Input Costs and Global Production Volatility

In addition to the escalation of input costs in fiscal 2022, UNIFI experienced inefficiencies in the global supply chain in connection with (i) freight costs and logistics slowdowns in foreign markets; (ii) a tighter labor pool in the U.S.; and (iii) suppressed productivity from our business partners resulting from pandemic-related lockdowns in certain regions, particularly Asia. Despite significant improvement in input and freight costs and a more stable labor pool during the current period, the global demand volatility and uncertainty that began in late fiscal 2022 has continued through the second quarter of fiscal 2023, as the threat of recession continues to create uncertainty for calendar 2023. The existing challenges and future uncertainty, particularly for rising input costs, labor productivity, and global demand, could worsen and/or continue for prolonged periods, materially impacting our consolidated sales and gross profit. Also, the need for future selling price adjustments in connection with inflationary costs could impact our ability to retain current customer programs and compete successfully for new programs in certain regions.

Key Performance Indicators and Non-GAAP Financial Measures

UNIFI continuously reviews performance indicators to measure its success. These performance indicators form the basis of management’s discussion and analysis included below:

•
sales volume and revenue for UNIFI and for each reportable segment;
•
gross (loss) profit and gross margin for UNIFI and for each reportable segment;
•
net (loss) income and diluted EPS;
•
Segment (Loss) Profit, which equals segment gross (loss) profit plus segment depreciation expense;
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

Review of Results of Operations

Three Months Ended January 1, 2023 Compared to Three Months Ended December 26, 2021

Consolidated Overview

The below tables provide:

•
the components of net (loss) income and the percentage increase or decrease over the prior period amounts,
•
a reconciliation from net (loss) income to EBITDA and Adjusted EBITDA, and
•
a reconciliation from net (loss) income to Adjusted Net (Loss) Income and Adjusted EPS.

Following the tables is a discussion and analysis of the significant components of net (loss) income.

Net (loss) income

	For the Three Months Ended
	January 1, 2023		December 26, 2021
		% of Net Sales		% of Net Sales	% Change
Net sales	$136,212	100.0	$201,410	100.0	(32.4)
Cost of sales	144,212	105.9	184,520	91.6	(21.8)
Gross (loss) profit	(8,000)	(5.9)	16,890	8.4	(147.4)
SG&A	11,748	8.6	11,966	5.9	(1.8)
Benefit for bad debts	(156)	(0.1)	(240)	(0.1)	(35.0)
Other operating expense, net	226	0.2	573	0.3	(60.6)
Operating (loss) income	(19,818)	(14.6)	4,591	2.3	nm
Interest expense, net	1,375	1.0	541	0.3	154.2
Equity in earnings of unconsolidated affiliates	(86)	(0.1)	(64)	—	34.4
(Loss) income before income taxes	(21,107)	(15.5)	4,114	2.0	nm
(Benefit) provision for income taxes	(3,070)	(2.3)	3,185	1.5	(196.4)
Net (loss) income	$(18,037)	(13.2)	$929	0.5	nm

nm = not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net (loss) income to EBITDA and Adjusted EBITDA were as follows:

	For the Three Months Ended
	January 1, 2023	December 26, 2021
Net (loss) income	$(18,037)	$929
Interest expense, net	1,375	541
(Benefit) provision for income taxes	(3,070)	3,185
Depreciation and amortization expense (1)	6,693	6,266
EBITDA	(13,039)	10,921

Other adjustments (2)	—	—
Adjusted EBITDA	$(13,039)	$10,921

(1)
Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. Within the accompanying condensed consolidated statements of cash flows, amortization of debt issuance costs is reflected in depreciation and amortization expense. In the second quarter of fiscal 2023, interest expense, net reflects $273 of loss on debt extinguishment.
(2)
For the periods presented, there were no other adjustments necessary to reconcile Net (loss) income to Adjusted EBITDA.

Adjusted Net (Loss) Income and Adjusted EPS (Non-GAAP Financial Measures)

The tables below set forth reconciliations of (i) (Loss) income before income taxes (“Pre-tax (Loss) Income”), (Benefit) provision for income taxes (“Tax Impact”), and Net (Loss) Income to Adjusted Net (Loss) Income and (ii) Diluted EPS to Adjusted EPS.

	For the Three Months Ended January 1, 2023				For the Three Months Ended December 26, 2021
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS	Pre-tax Income	Tax Impact	Net Income	Diluted EPS
GAAP results	$(21,107)	$3,070	$(18,037)	$(1.00)	$4,114	$(3,185)	$929	$0.05
Recovery of income taxes (1)	—	(3,799)	(3,799)	(0.21)	—	—	—	—
Adjusted results	$(21,107)	$(729)	$(21,836)	$(1.21)	$4,114	$(3,185)	$929	$0.05

Weighted average common shares outstanding				18,034				19,004

(1)
In the second quarter of fiscal 2023, UNIFI recorded a recovery of income taxes in connection with filing amended tax returns in Brazil relating to certain income taxes paid in prior fiscal years.

Net Sales

Consolidated net sales for the current period decreased by $65,198, or 32.4%, and consolidated sales volumes decreased 35.6%, compared to the prior period. The decreases occurred primarily due to lower volumes in the Americas and Asia Segments as a result of lower global demand in connection with the inventory de-stocking efforts of major brands and retailers, in addition to pandemic-related lockdowns in Asia, partially offset by higher selling prices in response to increasing raw material and input costs.

Consolidated weighted average sales prices increased 3.2%, primarily attributable to higher selling prices in response to higher raw material costs.

REPREVE® Fiber products for the current period comprised 31%, or $42,866, of consolidated net sales, down from 40%, or $81,524, for the prior period. The lower volumes and net sales in the Asia Segment, which has the highest portion of REPREVE® Fiber sales as a percentage of segment net sales, was the main driver for the lower REPREVE® Fiber sales.

Gross (Loss) Profit

Gross profit for the current period decreased by $24,890, or 147.4%, compared to the prior period. Gross profit decreased as a result of the decline in net sales, combined with weak fixed cost absorption for the Americas Segment, where utilization and productivity are materially impactful to gross profit. Although raw material costs for the Americas Segment have decreased meaningfully in fiscal 2023, the associated benefit was muted by low production levels, weak demand, and higher priced raw material inventory purchased in the fourth fiscal quarter of 2022.

•
For the Americas Segment, gross profit decreased due to weaker global demand and weak fixed cost absorption in connection with lower production, along with the impact of higher priced raw material inventory purchased in the fourth fiscal quarter of 2022.
•
For the Brazil Segment, gross profit decreased primarily due to the combination of high priced raw material inventory purchased in the fourth fiscal quarter of 2022 and decreasing market prices in Brazil due to lower cost import competition.
•
For the Asia Segment, gross profit decreased primarily due to lower sales volumes in connection with weaker global demand and pandemic-related lockdowns in Asia.

SG&A

SG&A was generally flat as the prior period included a reduction in incentive compensation expense while the current period included lower discretionary spending.

Benefit for Bad Debts

The current period and prior period bad debt changes reflect no material activity.

Other Operating Expense, Net

The current period and prior period include foreign currency transaction (gains) losses of $(78) and $297, respectively in addition to $298 of severance costs recorded in the prior period.

Interest Expense, Net

Interest expense, net increased in connection with higher debt principal following continued capital investments and higher interest rates. Interest expense, net for the current period includes $273 of loss on debt extinguishment.

Equity in Earnings of Unconsolidated Affiliates

There was no material activity for the current period or the prior period.

Income Taxes

(Benefit) provision for income taxes and the effective tax rate were as follows:

	For the Three Months Ended
	January 1, 2023	December 26, 2021
(Benefit) provision for income taxes	$(3,070)	$3,185
Effective tax rate	14.5%	77.4%

The effective tax rate is subject to variation due to a number of factors, including: variability in pre-tax book income; the mix of income by jurisdiction; changes in deferred tax valuation allowances; and changes in statutes, regulations, and case law. Additionally, the impacts of discrete and other rate impacting items are more pronounced when income (loss) before income taxes is lower.

The decrease in the effective tax rate from the prior period to the current period is primarily attributable to a discrete tax benefit related to the recovery of certain Brazilian income taxes paid in prior years, partially offset by an increase in the valuation allowance for deferred tax assets in the current period.

Net (Loss) Income

The decrease in net (loss) income was primarily attributable to the decrease in gross profit and the associated adverse impact of lower U.S. earnings on the effective tax rate.

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

Americas Segment

The components of Segment (Loss) Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Americas Segment, were as follows:

	For the Three Months Ended
	January 1, 2023		December 26, 2021
		% of Net Sales		% of Net Sales	% Change
Net sales	$85,242	100.0	$114,697	100.0	(25.7)
Cost of sales	98,326	115.3	113,844	99.3	(13.6)
Gross (loss) profit	(13,084)	(15.3)	853	0.7	nm
Depreciation expense	5,542	6.5	5,145	4.5	7.7
Segment (Loss) Profit	$(7,542)	(8.8)	$5,998	5.2	nm

Segment net sales as a percentage of consolidated amounts	62.6%		56.9%
Segment (Loss) Profit as a percentage of consolidated amounts	nm		26.9%

The change in net sales for the Americas Segment was as follows:

Net sales for the prior period	$114,697
Decrease in sales volumes	(31,532)
Net change in average selling price and sales mix	2,077
Net sales for the current period	$85,242

The change in net sales for the Americas Segment from the prior period to the current period was primarily attributable to lower sales volumes following weaker global textile demand, partially offset by higher average selling prices in response to higher input costs.

The change in Segment (Loss) Profit for the Americas Segment was as follows:

Segment Profit for the prior period	$5,998
Net decrease in underlying margins from excess capacity	(11,826)
Decrease in sales volumes	(1,714)
Segment Loss for the current period	$(7,542)

The decrease in Segment (Loss) Profit for the Americas Segment from the prior period to the current period was primarily attributable to lower production volumes driving weaker fixed cost absorption in connection with lower sales volumes.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Brazil Segment, were as follows:

	For the Three Months Ended
	January 1, 2023		December 26, 2021
		% of Net Sales		% of Net Sales	% Change
Net sales	$25,687	100.0	$27,601	100.0	(6.9)
Cost of sales	24,357	94.8	20,075	72.7	21.3
Gross profit	1,330	5.2	7,526	27.3	(82.3)
Depreciation expense	391	1.5	277	1.0	41.2
Segment Profit	$1,721	6.7	$7,803	28.3	(77.9)

Segment net sales as a percentage of consolidated amounts	18.9%		13.7%
Segment Profit as a percentage of consolidated amounts	-83.3%		35.0%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior period	$27,601
Decrease in average selling price	(5,802)
Increase in sales volumes	2,240
Favorable foreign currency translation effects	1,648
Net sales for the current period	$25,687

The decrease in net sales for the Brazil Segment from the prior period to the current period was primarily attributable to pricing pressure due to import competition, partially offset by higher sales volumes.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior period	$7,803
Decrease in underlying unit margins	(7,165)
Increase in sales volumes	632
Favorable foreign currency translation effects	451
Segment Profit for the current period	$1,721

The decrease in Segment Profit for the Brazil Segment from the prior period to the current period was primarily attributable to an overall decrease in gross margin mainly due to pressure on selling prices from low-priced import competition and higher raw material costs.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Asia Segment, were as follows:

	For the Three Months Ended
	January 1, 2023		December 26, 2021
		% of Net Sales		% of Net Sales	% Change
Net sales	$25,283	100.0	$59,112	100.0	(57.2)
Cost of sales	21,529	85.2	50,601	85.6	(57.5)
Gross profit	3,754	14.8	8,511	14.4	(55.9)
Depreciation expense	—	—	—	—	—
Segment Profit	$3,754	14.8	$8,511	14.4	(55.9)

Segment net sales as a percentage of consolidated amounts	18.6%		29.3%
Segment Profit as a percentage of consolidated amounts	-181.6%		38.1%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior period	$59,112
Net decrease in sales volumes	(31,562)
Unfavorable foreign currency translation effects	(5,370)
Change in average selling price and sales mix	3,103
Net sales for the current period	$25,283

The decrease in net sales for the Asia Segment from the prior period to the current period was primarily attributable to weaker global demand and pandemic-related lockdowns driving lower sales volumes, partially offset by a strong sales mix.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior period	$8,511
Decrease in sales volumes	(4,524)
Unfavorable foreign currency translation effects	(808)
Change in underlying margins and sales mix	575
Segment Profit for the current period	$3,754

The decrease in Segment Profit for the Asia Segment from the prior period to the current period follows the decline in net sales and sales volumes discussed above, as the comparable gross margin rate for the Asia Segment improved with a strong sales mix.

Six Months Ended January 1, 2023 Compared to Six Months Ended December 26, 2021

Consolidated Overview

The below tables provide:

•
the components of net (loss) income and the percentage increase or decrease over the prior six-month period amounts,
•
a reconciliation from net (loss) income to EBITDA and Adjusted EBITDA, and
•
a reconciliation from net (loss) income to Adjusted Net (Loss) Income and Adjusted EPS.

Following the tables is a discussion and analysis of the significant components of net (loss) income.

Net (loss) income

	For the Six Months Ended
	January 1, 2023		December 26, 2021
		% of Net Sales		% of Net Sales	% Change
Net sales	$315,731	100.0	$397,402	100.0	(20.6)
Cost of sales	317,168	100.5	354,415	89.2	(10.5)
Gross (loss) profit	(1,437)	(0.5)	42,987	10.8	(103.3)
SG&A	23,521	7.4	24,636	6.2	(4.5)
Provision (benefit) for bad debts	18	—	(320)	(0.1)	(105.6)
Other operating (income) expense, net	(463)	(0.1)	829	0.2	(155.9)
Operating (loss) income	(24,513)	(7.8)	17,842	4.5	nm
Interest expense, net	2,075	0.6	979	0.3	112.0
Equity in earnings of unconsolidated affiliates	(381)	(0.1)	(344)	(0.1)	10.8
(Loss) income before income taxes	(26,207)	(8.3)	17,207	4.3	nm
(Benefit) provision for income taxes	(336)	(0.1)	7,598	1.9	(104.4)
Net (loss) income	$(25,871)	(8.2)	$9,609	2.4	nm

nm = not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net (loss) income to EBITDA and Adjusted EBITDA were as follows:

	For the Six Months Ended
	January 1, 2023	December 26, 2021
Net (loss) income	$(25,871)	$9,609
Interest expense, net	2,075	979
(Benefit) provision for income taxes	(336)	7,598
Depreciation and amortization expense (1)	13,390	12,574
EBITDA	(10,742)	30,760

Other adjustments (2)	—	—
Adjusted EBITDA	$(10,742)	$30,760

(1)
Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. Within the accompanying condensed consolidated statements of cash flows, amortization of debt issuance costs is reflected in depreciation and amortization expense. In the second quarter of fiscal 2023, interest expense, net reflects $273 of loss on debt extinguishment.
(2)
For the periods presented, there were no other adjustments necessary to reconcile Net (loss) income to Adjusted EBITDA.

Adjusted Net (Loss) Income and Adjusted EPS (Non-GAAP Financial Measures)

The tables below set forth reconciliations of (i) (Loss) income before income taxes (“Pre-tax (Loss) Income”), (Benefit) provision for income taxes (“Tax Impact”), and Net (Loss) Income to Adjusted Net (Loss) Income and (ii) Diluted EPS to Adjusted EPS.

	For the Six Months Ended January 1, 2023				For the Six Months Ended December 26, 2021
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS	Pre-tax Income	Tax Impact	Net Income	Diluted EPS
GAAP results	$(26,207)	$336	$(25,871)	$(1.44)	$17,207	$(7,598)	$9,609	$0.51
Recovery of income taxes (1)	—	(3,799)	(3,799)	(0.21)	—	—	—	—
Adjusted results	$(26,207)	$(3,463)	$(29,670)	$(1.65)	$17,207	$(7,598)	$9,609	$0.51

Weighted average common shares outstanding				18,017				18,999

(1)
In the second quarter of fiscal 2023, UNIFI recorded a recovery of income taxes in connection with filing amended tax returns in Brazil relating to certain income taxes paid in prior fiscal years.

Net Sales

Consolidated net sales for the current six-month period decreased by $81,671, or 20.6%, and consolidated sales volumes decreased 28.6%, compared to the prior six-month period. The decreases occurred primarily due to lower volumes in the Americas and Asia Segments as a result of lower global demand in connection with the inventory de-stocking efforts of major brands and retailers, in addition to pandemic-related lockdowns in Asia, partially offset by higher selling prices in response to increasing raw material and input costs.

Consolidated weighted average sales prices increased 8.0%, primarily attributable to higher selling prices in response to higher raw material costs.

REPREVE® Fiber products for the current six-month period comprised 29%, or $92,045, of consolidated net sales, down from 39%, or $153,430, for the prior six-month period. The lower volumes and net sales in the Asia Segment, which has the highest portion of REPREVE® Fiber sales as a percentage of segment net sales, was the main driver for the lower REPREVE® Fiber sales.

Gross (Loss) Profit

Gross (loss) profit for the current six-month period decreased by $44,424, or 103.3%, compared to the prior six-month period. Gross profit decreased as a result of the decline in net sales, combined with weak fixed cost absorption for the Americas Segment, where utilization and productivity are materially impactful to gross profit. Although raw material costs for the Americas Segment decreased meaningfully in the current six-month period, the associated benefit was muted by low production levels, weak demand, and higher priced raw material inventory purchased in the fourth fiscal quarter of 2022.

•
For the Americas Segment, gross profit decreased due to weaker global demand and weak fixed cost absorption in connection with lower production.
•
For the Brazil Segment, gross profit decreased primarily due to the combination of high priced raw material inventory purchased in the fourth fiscal quarter of 2022 and decreasing market prices in Brazil due to lower cost import competition.
•
For the Asia Segment, gross profit decreased primarily due to lower sales volumes in connection with weaker global demand and pandemic-related lockdowns in Asia.

SG&A

SG&A for the current six-month period decreased compared to the prior six-month period, primarily due to (i) lower incentive compensation for the current six-month period and (ii) lower discretionary expenses, including marketing and advertising.

Provision (Benefit) for Bad Debts

The current six-month period and prior six-month period bad debt changes reflect no material activity.

Other Operating (Income) Expense, Net

The current six-month period and prior six-month period include foreign currency transaction (gains) losses of $(803) and $530, respectively, in addition to $314 of severance costs in the prior six-month period.

Interest Expense, Net

Interest expense, net increased in connection with higher debt principal following continued capital investments and higher interest rates. Interest expense, net for the current six-month period includes $273 of loss on debt extinguishment.

Equity in Earnings of Unconsolidated Affiliates

There was no material activity for the current six-month period or the prior six-month period.

Income Taxes

(Benefit) provision for income taxes and the effective tax rate were as follows:

	For the Six Months Ended
	January 1, 2023	December 26, 2021
(Benefit) provision for income taxes	$(336)	$7,598
Effective tax rate	1.3%	44.2%

The effective tax rate is subject to variation due to a number of factors, including: variability in pre-tax book income; the mix of income by jurisdiction; changes in deferred tax valuation allowances; and changes in statutes, regulations, and case law. Additionally, the impacts of discrete and other rate impacting items are more pronounced when income (loss) before income taxes is lower.

The decrease in the effective tax rate from the prior six-month period to the current six-month period is primarily attributable to a discrete tax benefit related to the recovery of certain Brazilian income taxes paid in prior years, partially offset by an increase in the valuation allowance for deferred tax assets in the current six-month period.

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

Adjusted Net (Loss) Income and Adjusted EPS (Non-GAAP Financial Measures)

Adjusted Net (Loss) Income and Adjusted EPS decreased from the prior six-month period to the current period, commensurate with the decrease in net (loss) income.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current six-month period.

Americas Segment

The components of Segment (Loss) Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the Americas Segment, were as follows:

	For the Six Months Ended
	January 1, 2023		December 26, 2021
		% of Net Sales		% of Net Sales	% Change
Net sales	$192,886	100.0	$225,523	100.0	(14.5)
Cost of sales	210,839	109.3	215,484	95.5	(2.2)
Gross (loss) profit	(17,953)	(9.3)	10,039	4.5	nm
Depreciation expense	11,022	5.7	10,220	4.5	7.8
Segment (Loss) Profit	$(6,931)	(3.6)	$20,259	9.0	(134.2)

Segment net sales as a percentage of consolidated amounts	61.1%		56.7%
Segment (Loss) Profit as a percentage of consolidated amounts	-66.4%		37.6%

The change in net sales for the Americas Segment was as follows:

Net sales for the prior six-month period	$225,523
Decrease in sales volumes	(54,418)
Net change in average selling price and sales mix	21,781
Net sales for the current six-month period	$192,886

The change in net sales for the Americas Segment from the prior six-month period to the current six-month period was primarily attributable to lower sales volumes following weaker global textile demand, partially offset by higher average selling prices in response to higher input costs.

The change in Segment (Loss) Profit for the Americas Segment was as follows:

Segment Profit for the prior six-month period	$20,259
Change in underlying margins and sales mix from excess capacity	(22,196)
Decrease in sales volumes	(4,994)
Segment Loss for the current six-month period	$(6,931)

The decrease in Segment (Loss) Profit for the Americas Segment from the prior six-month period to the current six-month period was primarily attributable to lower production volumes driving weaker fixed cost absorption along with lower sales volumes.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the Brazil Segment, were as follows:

	For the Six Months Ended
	January 1, 2023		December 26, 2021
		% of Net Sales		% of Net Sales	% Change
Net sales	$64,566	100.0	$61,339	100.0	5.3
Cost of sales	56,449	87.4	43,873	71.5	28.7
Gross profit	8,117	12.6	17,466	28.5	(53.5)
Depreciation expense	861	1.3	660	1.1	30.5
Segment Profit	$8,978	13.9	$18,126	29.6	(50.5)

Segment net sales as a percentage of consolidated amounts	20.4%		15.4%
Segment Profit as a percentage of consolidated amounts	85.9%		33.6%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior six-month period	$61,339
Increase in sales volumes	7,948
Favorable foreign currency translation effects	1,573
Decrease in average selling price and change in sales mix	(6,294)
Net sales for the current six-month period	$64,566

The increase in net sales for the Brazil Segment from the prior six-month period to the current six-month period was primarily attributable to higher sales volumes during strong market conditions in Brazil.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior six-month period	$18,126
Decrease in underlying margins	(11,929)
Increase in sales volumes	2,345
Favorable foreign currency translation effects	436
Segment Profit for the current six-month period	$8,978

The decrease in Segment Profit for the Brazil Segment from the prior six-month period to the current six-month period was primarily attributable to an overall decrease in gross margin mainly due to pressure on selling prices from low-priced import competition and higher raw material costs.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the Asia Segment, were as follows:

	For the Six Months Ended
	January 1, 2023		December 26, 2021
		% of Net Sales		% of Net Sales	% Change
Net sales	$58,279	100.0	$110,540	100.0	(47.3)
Cost of sales	49,880	85.6	95,058	86.0	(47.5)
Gross profit	8,399	14.4	15,482	14.0	(45.7)
Depreciation expense	—	—	—	—	—
Segment Profit	$8,399	14.4	$15,482	14.0	(45.7)

Segment net sales as a percentage of consolidated amounts	18.5%		27.8%
Segment Profit as a percentage of consolidated amounts	80.4%		28.7%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior six-month period	$110,540
Net decrease in sales volumes	(52,068)
Unfavorable foreign currency translation effects	(7,947)
Change in average selling price and sales mix	7,754
Net sales for the current six-month period	$58,279

The decrease in net sales for the Asia Segment from the prior six-month period to the current six-month period was primarily attributable to weaker global demand and pandemic-related lockdowns driving lower sales volumes, partially offset by a strong sales mix.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior six-month period	$15,482
Decrease in sales volumes	(7,260)
Unfavorable foreign currency translation effects	(1,177)
Change in underlying margins and sales mix	1,354
Segment Profit for the current six-month period	$8,399

The decrease in Segment Profit for the Asia Segment from the prior six-month period to the current six-month period follows the decline in net sales and sales volumes discussed above, as the comparable gross margin rate for the Asia Segment improved with a stronger sales mix.

Liquidity and Capital Resources

Note 5, “Long-Term Debt” to the condensed consolidated financial statements includes the detail of UNIFI’s debt obligations and terms and conditions thereof. Further discussion and analysis of liquidity and capital resources follow.

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service, and share repurchases. UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the ABL Revolver of its credit facility. For the current six-month period, cash provided by operations was $7,272, and, at January 1, 2023, excess availability under the ABL Revolver was $64,694.

As of January 1, 2023, all of UNIFI’s $130,391 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while approximately 99% of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital, and total debt obligations as of January 1, 2023 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$19	$50,762	$50,781
Borrowings available under financing arrangements	64,694	—	64,694
Liquidity	$64,713	$50,762	$115,475

Working capital	$88,370	$130,975	$219,345
Total debt obligations	$130,391	$—	$130,391

UNIFI’s primary cash requirements, in addition to normal course operating activities (e.g. working capital and payroll), primarily include (i) capital expenditures that generally have commitments of up to 12 months, (ii) contractual obligations that support normal course ongoing operations and production, (iii) operating leases and finance leases, (iv) debt service, and (v) share repurchases.

Liquidity Considerations

UNIFI navigated the impact on liquidity of the COVID-19 pandemic by diligently managing the balance sheet and operational spending, in addition to utilizing cash received from a minority interest divestiture in April 2020. Following the COVID-19 pandemic, global demand recovery allowed for strong results and cash generation in fiscal 2021. However, inflation and demand uncertainty in fiscal 2022 and during the current six-month period have introduced new pressures to liquidity.

Following the establishment of the 2022 Credit Agreement, UNIFI’s cash and liquidity positions are sufficient to sustain its operations and meet its growth needs. However, further degradation in the macroeconomic environment could introduce additional liquidity risk and require UNIFI to limit cash outflows for capital expenditures and discretionary activities while further utilizing available and additional forms of credit. Since the onset of the COVID-19 pandemic and the date of this report, we have not:

•
taken advantage of rent, lease or debt deferrals, forbearance periods, or other concessions or
•
relied on supply chain financing, structured trade payables, or vendor financing.

Although global demand for the remainder of calendar 2023 is uncertain, we do not currently anticipate that any adverse events or circumstances will place critical pressure on our liquidity position or our ability to fund our operations, capital expenditures, and expected business growth. Should global demand, economic activity, or input availability decline considerably for a prolonged period of time, UNIFI maintains the ability to (i) seek additional credit or financing arrangements and/or (ii) re-implement cost reduction initiatives to preserve cash and secure the longevity of the business and operations.

Additionally, UNIFI considers opportunities to deploy existing cash to preserve or enhance liquidity. In August 2022, we repatriated approximately $14,000 from our operations in Asia to the U.S. via an existing intercompany note and, after remitting the appropriate withholding taxes, utilized the cash to reduce our outstanding revolver borrowings, thereby increasing the availability. Management regularly evaluates such repatriations and maintains the ability to take additional, similar actions from time to time, as circumstances warrant.

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

The following outlines the attributes relating to our credit facility as of January 1, 2023:

•
UNIFI was in compliance with all applicable financial covenants in the 2022 Credit Agreement;
•
excess availability under the ABL Revolver was $64,694;
•
the Trigger Level (as defined in the 2022 Credit Agreement) was $23,000; and
•
$0 of standby letters of credit were outstanding.

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

Liquidity Summary

UNIFI has met its historical liquidity requirements for working capital, capital expenditures, debt service requirements, and other operating needs from its cash flows from operations and available borrowings. UNIFI believes that its existing cash balances, cash provided by operating activities, and credit facility will enable UNIFI to meet its foreseeable liquidity requirements. Domestically, UNIFI’s cash balances, cash provided by operating activities, and borrowings available under the ABL Revolver continue to be sufficient to fund UNIFI’s domestic operating activities as well as cash commitments for its investing and financing activities. For its foreign operations, UNIFI expects its existing cash balances, cash provided by operating activities, and available foreign financing arrangements will provide the needed liquidity to fund the associated operating activities and investing activities, such as future capital expenditures. UNIFI’s foreign operations in Asia and Brazil are in a position to obtain local country financing arrangements due to the operating results of each subsidiary.

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	January 1, 2023	July 3, 2022
Long-term debt	$118,980	$102,309
Current portion of long-term debt	11,092	11,726
Unamortized debt issuance costs	319	255
Debt principal	130,391	114,290
Less: cash and cash equivalents	50,781	53,290
Net Debt	$79,610	$61,000

There was no significant change in Net Debt in connection with the establishment of the 2022 Credit Agreement in the second quarter of fiscal 2023. Further, Net Debt remained relatively unchanged from October 2, 2022 to January 1, 2023.

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measures)

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	January 1, 2023	July 3, 2022
Cash and cash equivalents	$50,781	$53,290
Receivables, net	64,980	106,565
Inventories	147,253	173,295
Income taxes receivable	1,938	160
Other current assets	13,203	18,956
Accounts payable	(33,784)	(73,544)
Other current liabilities	(11,345)	(19,806)
Income taxes payable	(587)	(1,526)
Current operating lease liabilities	(2,002)	(2,190)
Current portion of long-term debt	(11,092)	(11,726)
Working capital	$219,345	$243,474

Less: Cash and cash equivalents	(50,781)	(53,290)
Less: Income taxes receivable	(1,938)	(160)
Less: Income taxes payable	587	1,526
Less: Current operating lease liabilities	2,002	2,190
Less: Current portion of long-term debt	11,092	11,726
Adjusted Working Capital	$180,307	$205,466

When comparing from July 3, 2022 to January 1, 2023, working capital and Adjusted Working Capital decreased.

The decrease in receivables, net was primarily due to (i) a decrease in sales following lower global demand and (ii) a decrease in banker’s acceptance notes held by our Asia Segment. The decrease in inventories was primarily attributable to a decline in raw material purchases and costs in the current six-month period. The decrease in other current assets was primarily due to utilization of the fiscal 2021 recovery of non-income taxes in Brazil and lower vendor deposits. The decrease in accounts payable followed the decrease in inventories and production activity in the current six-month period. The decrease in other current liabilities primarily reflects the routine timing differences for payroll and other operating expenses. The changes in current operating lease liabilities, current portion of long-term debt, income taxes receivable, and income taxes payable were insignificant.

Operating Cash Flows

The significant components of net cash provided (used) by operating activities are summarized below.

	For the Six Months Ended
	January 1, 2023	December 26, 2021
Net (loss) income	$(25,871)	$9,609
Equity in earnings of unconsolidated affiliates	(381)	(344)
Depreciation and amortization expense	13,478	12,687
Recovery of income taxes	(3,799)	—
Non-cash compensation expense	1,976	2,261
Deferred income taxes	(304)	(3,197)
Subtotal	(14,901)	21,016

Receivables, net	40,552	1,358
Inventories	25,422	(10,953)
Accounts payable and other current liabilities	(47,599)	(11,598)
Other changes	3,798	(3,773)
Net cash provided (used) by operating activities	$7,272	$(3,950)

The increase in operating cash flows was primarily due to reducing working capital associated with a decline in overall business activity in the current six-month period, which was primarily offset by significantly weaker earnings.

Investing Cash Flows

Investing activities primarily includes $23,950 for capital expenditures.

During the current six-month period, UNIFI invested $23,950 in capital projects, primarily relating to (i) eAFK Evo texturing machinery, (ii) further improvements in production capabilities and technology enhancements in the Americas, and (iii) routine annual maintenance capital expenditures. Maintenance capital expenditures are necessary to support UNIFI’s current operations, capacities, and capabilities and exclude expenses relating to repairs and costs that do not extend an asset’s useful life.

UNIFI expects recent and future capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

Financing Cash Flows

Financing activities primarily include (i) scheduled payments against the ABL Term Loan and finance leases, (ii) proceeds and payments on the ABL Revolver, and (iii) proceeds from construction financing during the current six-month period.

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

Off-Balance Sheet Arrangements

UNIFI is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on UNIFI’s financial condition, results of operations, liquidity, or capital expenditures.

Critical Accounting Policies

UNIFI’s critical accounting policies are discussed in the 2022 Form 10-K. There have been no changes to UNIFI’s critical accounting policies in fiscal 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

UNIFI is exposed to market risks associated with changes in interest rates, fluctuations in foreign currency exchange rates, and raw material and commodity costs, which may adversely affect its financial position, results of operations, or cash flows. UNIFI does not enter into derivative financial instruments for trading purposes, nor is it a party to any leveraged financial instruments.

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities. As of January 1, 2023, UNIFI had borrowings under its ABL Facility that totaled $118,400. UNIFI’s sensitivity analysis indicates that a 50-basis point interest rate increase as of January 1, 2023 would result in an increase in annual interest expense of approximately $600.

Foreign Currency Exchange Rate Risk

A complete discussion of foreign currency exchange rate risk is included in the 2022 Form 10-K and is supplemented by the following disclosures.

As of January 1, 2023, UNIFI had no outstanding foreign currency forward contracts.

As of January 1, 2023, foreign currency exchange rate risk concepts included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	30.6%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$10,580
Denominated in RMB	27,648
Denominated in BRL	9,879
Denominated in other foreign currencies	469
Total cash and cash equivalents held outside the U.S.	$48,576
Percentage of total cash and cash equivalents held outside the U.S.	95.7%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$2,186

Raw Material and Commodity Cost Risks

A complete discussion of raw material and commodity cost risks is included in the 2022 Form 10-K and is supplemented by the following disclosures.

As fiscal 2022 concluded, UNIFI experienced cost increases for raw materials related to inflationary pressures and competing alternatives to U.S. polyester production. Following the recent global demand deterioration, raw material costs have declined in fiscal 2023. We have been able to implement responsive selling price adjustments for the majority of our portfolio throughout fiscal 2022 and 2023. While our underlying gross margin is predominantly pressured by lower textile demand, we expect the impact of recent selling price adjustments to aid margin improvement throughout the remainder of fiscal 2023. Nonetheless, input costs remain subject to volatility, and, should inputs costs increase unexpectedly or should textile demand worsen, UNIFI’s results of operations and cash flows are likely to be adversely impacted.

Other Risks

UNIFI is also exposed to political risk, including changing laws and regulations governing international trade, such as quotas, tariffs, and tax laws. The degree of impact and the frequency of these events cannot be predicted.

Item 4. Controls and Procedures

As of January 1, 2023, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended January 1, 2023 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time a party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position, or cash flows. We maintain liability insurance for certain risks that is subject to certain self-insurance limits.

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

UNIFI, INC.
(Registrant)

Date: February 8, 2023	By:	/s/ CRAIG A. CREATURO
Craig A. Creaturo
Executive Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)