Form 10-Q
period 2023-04-02
UNIFI INC
filed 2023-05-10
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2023

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

As of May 8, 2023, there were 18,056,208 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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
•
the disruption of operations, global demand, or financial performance as a result of catastrophic or extraordinary events, including, but not limited to, epidemics or pandemics such as strains of coronavirus (such as “COVID-19”);
•
the success of the Company’s strategic business initiatives;
•
the volatility of financial and credit markets, including the impacts of counterparty risk (e.g. deposit concentration and recent depositor sentiment and activity);
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

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS AND NINE MONTHS ENDED APRIL 2, 2023

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	April 2, 2023	July 3, 2022
ASSETS
Cash and cash equivalents	$49,706	$53,290
Receivables, net	87,968	106,565
Inventories	143,178	173,295
Income taxes receivable	1,777	160
Other current assets	15,093	18,956
Total current assets	297,722	352,266
Property, plant and equipment, net	229,195	216,338
Operating lease assets	8,327	8,829
Deferred income taxes	3,172	2,497
Other non-current assets	12,986	8,788
Total assets	$551,402	$588,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$47,702	$73,544
Income taxes payable	1,875	1,526
Current operating lease liabilities	1,874	2,190
Current portion of long-term debt	11,544	11,726
Other current liabilities	13,494	19,806
Total current liabilities	76,489	108,792
Long-term debt	124,162	102,309
Non-current operating lease liabilities	6,543	6,736
Deferred income taxes	4,389	4,983
Other long-term liabilities	4,911	4,449
Total liabilities	216,494	227,269

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,054,498 and 17,979,362 shares issued and outstanding as of April 2, 2023 and July 3, 2022, respectively)	1,805	1,798
Capital in excess of par value	68,562	66,120
Retained earnings	322,081	353,136
Accumulated other comprehensive loss	(57,540)	(59,605)
Total shareholders’ equity	334,908	361,449
Total liabilities and shareholders’ equity	$551,402	$588,718

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Net sales	$156,738	$200,780	$472,469	$598,182
Cost of sales	147,085	181,636	464,253	536,051
Gross profit	9,653	19,144	8,216	62,131
Selling, general and administrative expenses	12,063	14,389	35,584	39,025
Benefit for bad debts	(56)	(169)	(38)	(489)
Other operating expense (income), net	324	(831)	(139)	(2)
Operating (loss) income	(2,678)	5,755	(27,191)	23,597
Interest income	(554)	(492)	(1,615)	(944)
Interest expense	2,073	709	5,209	2,140
Equity in earnings of unconsolidated affiliates	(158)	(41)	(539)	(385)
Recovery of non-income taxes, net	—	815	—	815
(Loss) income before income taxes	(4,039)	4,764	(30,246)	21,971
Provision for income taxes	1,145	2,698	809	10,296
Net (loss) income	$(5,184)	$2,066	$(31,055)	$11,675

Net (loss) income per common share:
Basic	$(0.29)	$0.11	$(1.72)	$0.63
Diluted	$(0.29)	$0.11	$(1.72)	$0.62

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Net (loss) income	$(5,184)	$2,066	$(31,055)	$11,675
Other comprehensive income:
Foreign currency translation adjustments	4,526	13,921	2,065	5,833
Changes in interest rate swaps, net of tax of nil, $105, nil and $248, respectively	—	340	—	803
Other comprehensive income, net	4,526	14,261	2,065	6,636
Comprehensive (loss) income	$(658)	$16,327	$(28,990)	$18,311

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2023	18,049	$1,805	$67,875	$327,265	$(62,066)	$334,879
Options exercised	4	1	33	—	—	34
Conversion of equity units	1	(1)	1	—	—	—
Stock-based compensation	—	—	656	—	—	656
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	—	—	(3)	—	—	(3)
Other comprehensive income, net of tax	—	—	—	—	4,526	4,526
Net loss	—	—	—	(5,184)	—	(5,184)
Balance at April 2, 2023	18,054	$1,805	$68,562	$322,081	$(57,540)	$334,908

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at July 3, 2022	17,979	$1,798	$66,120	$353,136	$(59,605)	$361,449
Options exercised	7	1	52	—	—	53
Conversion of equity units	63	6	(6)	—	—	—
Stock-based compensation	12	1	2,464	—	—	2,465
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(7)	(1)	(68)	—	—	(69)
Other comprehensive income, net of tax	—	—	—	—	2,065	2,065
Net loss	—	—	—	(31,055)	—	(31,055)
Balance at April 2, 2023	18,054	$1,805	$68,562	$322,081	$(57,540)	$334,908

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 26, 2021	18,498	$1,850	$67,006	$353,393	$(61,057)	$361,192
Options exercised	—	—	—	—	—	—
Conversion of equity units	4	—	—	—	—	—
Stock-based compensation	—	—	721	—	—	721
Common stock repurchased and retired under publicly announced program	(50)	(5)	(181)	(766)	—	(952)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(1)	—	(23)	—	—	(23)
Other comprehensive income, net of tax	—	—	—	—	14,261	14,261
Net income	—	—	—	2,066	—	2,066
Balance at March 27, 2022	18,451	$1,845	$67,523	$354,693	$(46,796)	$377,265

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 27, 2021	18,490	$1,849	$65,205	$344,797	$(53,432)	$358,419
Options exercised	9	1	(1)	—	—	—
Conversion of equity units	68	6	(6)	—	—	—
Stock-based compensation	5	1	2,827	—	—	2,828
Common stock repurchased and retired under publicly announced program	(102)	(10)	(367)	(1,779)	—	(2,156)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(19)	(2)	(135)	—	—	(137)
Other comprehensive income, net of tax	—	—	—	—	6,636	6,636
Net income	—	—	—	11,675	—	11,675
Balance at March 27, 2022	18,451	$1,845	$67,523	$354,693	$(46,796)	$377,265

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	April 2, 2023	March 27, 2022
Cash and cash equivalents at beginning of period	$53,290	$78,253
Operating activities:
Net (loss) income	(31,055)	11,675
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Equity in earnings of unconsolidated affiliates	(539)	(385)
Distribution received from unconsolidated affiliate	—	750
Depreciation and amortization expense	20,388	19,176
Non-cash compensation expense	2,791	3,081
Recovery of income taxes	(3,799)	—
Deferred income taxes	(1,199)	(3,019)
Other, net	252	(22)
Changes in assets and liabilities:
Receivables, net	18,585	(13,537)
Inventories	31,080	(20,170)
Other current assets	4,271	(2,503)
Income taxes	(1,241)	670
Accounts payable and other current liabilities	(31,644)	1,084
Other, net	459	1,137
Net cash provided (used) by operating activities	8,349	(2,063)

Investing activities:
Capital expenditures	(32,461)	(30,094)
Other, net	(193)	(2,150)
Net cash used by investing activities	(32,654)	(32,244)

Financing activities:
Proceeds from ABL Revolver	142,400	80,300
Payments on ABL Revolver	(121,000)	(61,800)
Payments on ABL Term Loan	(4,800)	(7,500)
Proceeds from construction financing	6,533	2,340
Payments on finance lease obligations	(1,413)	(2,876)
Common stock repurchased and retired under publicly announced program	—	(2,156)
Other, net	(683)	(345)
Net cash provided by financing activities	21,037	7,963

Effect of exchange rate changes on cash and cash equivalents	(316)	1,063
Net decrease in cash and cash equivalents	(3,584)	(25,281)
Cash and cash equivalents at end of period	$49,706	$52,972

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

The fiscal quarter for each of Unifi, Inc., its primary domestic operating subsidiaries and its subsidiary in El Salvador ended on April 2, 2023. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal quarter ended on March 31, 2023. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ fiscal quarter end. The three-month periods ended April 2, 2023 and March 27, 2022 both consisted of 13 weeks. The nine-month periods ended April 2, 2023 and March 27, 2022 both consisted of 39 weeks.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Revenue

The following tables present net sales disaggregated by (i) classification of customer type and (ii) REPREVE® Fiber sales:

	For the Three Months Ended		For the Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Third-party manufacturer	$155,423	$199,623	$468,653	$592,505
Service	1,315	1,157	3,816	5,677
Net sales	$156,738	$200,780	$472,469	$598,182

	For the Three Months Ended		For the Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
REPREVE® Fiber	$49,619	$71,930	$141,664	$225,360
All other products and services	107,119	128,850	330,805	372,822
Net sales	$156,738	$200,780	$472,469	$598,182

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

REPREVE® Fiber

REPREVE® Fiber represents UNIFI's collection of fiber products on our recycled platform, with or without added technologies.

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

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	April 2, 2023	April 2, 2023	July 3, 2022
ABL Revolver	October 2027	6.4%	$10,200	$41,300
ABL Term Loan	October 2027	6.3%	112,700	65,000
Finance lease obligations	(1)	4.3%	9,027	7,261
Construction financing	(2)	6.1%	4,083	729
Total debt			136,010	114,290
Current ABL Term Loan			(9,200)	(10,000)
Current portion of finance lease obligations			(2,344)	(1,726)
Unamortized debt issuance costs			(304)	(255)
Total long-term debt			$124,162	$102,309

(1)
Scheduled maturity dates for finance lease obligations range from March 2025 to November 2027.
(2)
Refer to the discussion below under “Construction Financing” for further information.

ABL Facility

Unifi, Inc. entered into the Sixth Amendment to Amended and Restated Credit Agreement (the “Sixth Amendment”) on September 2, 2022. The Sixth Amendment modified the Trigger Level of the Prior Credit Agreement, which relates to, among other things, the requirement to maintain a certain Fixed Charge Coverage Ratio, with such Trigger Level occurring when Excess Availability falls below (a) for the period beginning on September 2, 2022 through and including the date that is 60 days after such date, $16,500 and (b) at all other times, the greatest of (i) $10,000, (ii) 20% of the Maximum Revolver Amount, and (iii) 12.5% of the sum of the Maximum Revolver Amount plus the outstanding principal amount of the Term Loan.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

On October 28, 2022, Unifi, Inc. and certain of its subsidiaries entered into the 2022 Credit Agreement with a syndicate of lenders. The 2022 Credit Agreement provides for a $230,000 senior secured credit facility (the “2022 ABL Facility”), including a $115,000 revolving credit facility and a term loan ("2022 ABL Term Loan") that can be reset up to a maximum amount of $115,000, once per fiscal year, if certain conditions are met. The 2022 ABL Facility has a maturity date of October 28, 2027. The 2022 ABL Term Loan requires quarterly principal payments of $2,300 that began on February 1, 2023. Borrowings under the 2022 ABL Facility bear interest at SOFR plus 0.10% plus an applicable margin of 1.25% to 1.75%, or the Base Rate (as defined in the 2022 Credit Agreement) plus an applicable margin of 0.25% to 0.75%, with interest paid most commonly on a monthly basis.

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

Each borrowing under the agreement provides for 60 monthly payments, which will commence upon the completion of the construction period. In connection with this construction financing arrangement, UNIFI has borrowed a total of $9,755 and transitioned $5,672 of completed asset costs to finance lease obligations as of April 2, 2023.

6. Income Taxes

The provision for income taxes and effective tax rate were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Provision for income taxes	$1,145	$2,698	$809	$10,296
Effective tax rate	(28.3)%	56.6%	(2.7)%	46.9%

Income Tax Expense

UNIFI’s provision for income taxes for the nine months ended April 2, 2023 and March 27, 2022 was calculated by applying the estimated annual effective tax rate to year-to-date pre-tax book income and adjusting for discrete items that occurred during the period.

The effective tax rates for the three months and nine months ended April 2, 2023 varied from the U.S. federal statutory rate primarily due to losses for which UNIFI does not expect to realize a future tax benefit and a discrete tax benefit related to the recovery of certain Brazilian income taxes paid in prior years.

The effective tax rates for the three months and nine months ended March 27, 2022 were higher than the U.S. federal statutory rate primarily due to an increase in the valuation allowance for deferred tax assets, earnings taxed at higher rates in foreign jurisdictions, and deferred tax on unremitted earnings.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes UNIFI’s repurchases and retirements of its common stock under the 2018 SRP for the fiscal periods noted:

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal 2019	—	$—	$50,000
Fiscal 2020	84	$23.72	$48,008
Fiscal 2021	—	$—	$48,008
Fiscal 2022	617	$14.84	$38,859
Fiscal 2023 (through April 2, 2023)	—	$—	$38,859
Total	701	$15.90	$38,859

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

The following table provides the number of awards remaining available for future issuance under the 2020 Plan as of April 2, 2023:

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

9. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

Financial Instruments

For the nine months ended April 2, 2023 and March 27, 2022, there were no significant changes to UNIFI’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

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

Grantor Trust

The UNIFI, Inc. Deferred Compensation Plan (the “DCP”), established in fiscal 2022, is an unfunded non-qualified deferred compensation plan in which certain key employees are eligible to participate. The fair values of the investment assets held by the grantor trust established in connection with the DCP were approximately $2,586 and $2,196 as of April 2, 2023 and July 3, 2022, respectively, and are classified as trading securities within Other non-current assets. The grantor trust assets have readily-available market values and are classified as Level 1 trading securities in the fair value hierarchy. Trading gains and losses associated with these investments are recorded to Other operating (income) expense, net. The associated DCP liability is recorded within Other long-term liabilities, and any increase or decrease in the liability is also recorded in Other operating (income) expense, net. During the nine months ended April 2, 2023, we recorded net gains on investments held by the trust of $78.

Derivative Instruments

UNIFI uses derivative financial instruments such as interest rate swaps to reduce its ongoing business exposures to fluctuations in interest rates. UNIFI does not enter into derivative contracts for speculative purposes. Since June 2022, UNIFI has had no outstanding derivative instruments.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at July 3, 2022	$(59,605)	$(59,605)
Other comprehensive income	2,065	2,065
Balance at April 2, 2023	$(57,540)	$(57,540)

A summary of the after-tax effects of the components of other comprehensive loss, net for the three-month and nine-month periods ended April 2, 2023 and March 27, 2022 is included in the accompanying condensed consolidated statements of comprehensive (loss) income.

11. Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Net (loss) income	$(5,184)	$2,066	$(31,055)	$11,675
Basic weighted average shares	18,052	18,473	18,029	18,500
Net potential common share equivalents	—	469	—	474
Diluted weighted average shares	18,052	18,942	18,029	18,974
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	—	443	—	330
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	333	333	333	333

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Related Party Transactions

There were no related party receivables as of April 2, 2023 or July 3, 2022.

Related party payables for Salem Leasing Corporation consisted of the following:

	April 2, 2023	July 3, 2022
Accounts payable	$405	$432
Operating lease obligations	575	811
Finance lease obligations	3,995	4,933
Total related party payables	$4,975	$6,176

The following were the Company’s significant related party transactions:

		For the Three Months Ended		For the Nine Months Ended
Affiliated Entity	Transaction Type	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$1,048	$1,030	$3,431	$3,117

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

Selected financial information is presented below:

	For the Three Months Ended April 2, 2023
	Americas	Brazil	Asia	Total
Net sales	$101,946	$27,380	$27,412	$156,738
Cost of sales	98,788	24,998	23,299	147,085
Gross profit	3,158	2,382	4,113	9,653
Segment depreciation expense	5,574	549	—	6,123
Segment Profit	$8,732	$2,931	$4,113	$15,776

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	For the Three Months Ended March 27, 2022
	Americas	Brazil	Asia	Total
Net sales	$119,736	$29,767	$51,277	$200,780
Cost of sales	113,952	23,784	43,900	181,636
Gross profit	5,784	5,983	7,377	19,144
Segment depreciation expense	5,226	382	—	5,608
Segment Profit	$11,010	$6,365	$7,377	$24,752

	For the Nine Months Ended April 2, 2023
	Americas	Brazil	Asia	Total
Net sales	$294,832	$91,946	$85,691	$472,469
Cost of sales	309,627	81,447	73,179	464,253
Gross (loss) profit	(14,795)	10,499	12,512	8,216
Segment depreciation expense	16,596	1,410	—	18,006
Segment Profit	$1,801	$11,909	$12,512	$26,222

	For the Nine Months Ended March 27, 2022
	Americas	Brazil	Asia	Total
Net sales	$345,259	$91,106	$161,817	$598,182
Cost of sales	329,436	67,657	138,958	536,051
Gross profit	15,823	23,449	22,859	62,131
Segment depreciation expense	15,446	1,042	—	16,488
Segment Profit	$31,269	$24,491	$22,859	$78,619

The reconciliations of segment gross profit to consolidated (loss) income before income taxes are as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Americas	$3,158	$5,784	$(14,795)	$15,823
Brazil	2,382	5,983	10,499	23,449
Asia	4,113	7,377	12,512	22,859
Segment gross profit	9,653	19,144	8,216	62,131
Selling, general and administrative expenses	12,063	14,389	35,584	39,025
Benefit for bad debts	(56)	(169)	(38)	(489)
Other operating expense (income), net	324	(831)	(139)	(2)
Operating (loss) income	(2,678)	5,755	(27,191)	23,597
Interest income	(554)	(492)	(1,615)	(944)
Interest expense	2,073	709	5,209	2,140
Equity in earnings of unconsolidated affiliates	(158)	(41)	(539)	(385)
Recovery of non-income taxes, net	—	815	—	815
(Loss) income before income taxes	$(4,039)	$4,764	$(30,246)	$21,971

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

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA. The supply agreement has no stated minimum purchase quantities and pricing is typically negotiated every six months, based on market rates. As of April 2, 2023, UNIFI’s open purchase orders related to this supply agreement were $5,044.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

UNIFI’s raw material purchases under this supply agreement consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
UNFA	$6,604	$8,267	$19,395	$20,849
UNF	—	93	37	239
Total	$6,604	$8,360	$19,432	$21,088

As of April 2, 2023 and July 3, 2022, UNIFI had combined accounts payable due to UNF and UNFA of $4,621 and $5,565, respectively.

UNIFI has determined that UNF and UNFA are variable interest entities and that UNIFI is the primary beneficiary of these entities, based on the terms of the supply agreement discussed above. As a result, these entities should be consolidated with UNIFI’s financial results. As (i) UNIFI purchases substantially all of the output from the two entities, (ii) the two entities’ balance sheets constitute 3% or less of UNIFI’s current assets and total assets, and (iii) such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements and instead is accounting for these entities as equity investments. As of April 2, 2023, UNIFI’s combined investments in UNF and UNFA were $2,504. The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy. Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to either UNF or UNFA.

Condensed balance sheet and income statement information for UNIFI’s unconsolidated affiliates (including reciprocal balances) are presented in the tables below.

	April 2, 2023	July 3, 2022
Current assets	$9,150	$10,705
Non-current assets	521	605
Current liabilities	6,542	8,056
Non-current liabilities	—	—
Shareholders’ equity and capital accounts	3,129	3,254

UNIFI’s portion of undistributed earnings	2,445	2,013

	For the Three Months Ended		For the Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Net sales	$5,041	$8,816	$21,076	$22,301
Gross profit	282	487	1,215	1,059
(Loss) income from operations	(138)	60	(87)	(194)
Net (loss) income	(154)	54	(125)	(199)
Depreciation and amortization	27	29	83	93

Distributions received	—	750	—	750

16. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Nine Months Ended
	April 2, 2023	March 27, 2022
Interest, net of capitalized interest of $403 and $322, respectively	$4,143	$1,980
Income tax payments, net	4,760	11,626

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds. The nine months ended March 27, 2022 includes an income tax payment of $3,749 related to the recovery of non-income taxes in Brazil.

Non-Cash Investing and Financing Activities

As of April 2, 2023 and July 3, 2022, $1,332 and $2,456, respectively, were included in accounts payable for unpaid capital expenditures. As of March 27, 2022 and June 27, 2021, $1,981 and $2,080, respectively, were included in accounts payable for unpaid capital expenditures.

During the nine months ended April 2, 2023 and March 27, 2022, UNIFI recorded non-cash activity relating to finance leases of $3,179 and $1,764 respectively.

In connection with the commencement of the 2022 Credit Agreement in October 2022, $52,500 of borrowings outstanding on the revolving credit facility were transferred to the term loan, such that revolver borrowings were reduced by $52,500 and term loan borrowings were increased by $52,500 with no flow of cash.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

17. Other Financial Data

Select balance sheet information is presented in the following table.

	April 2, 2023	July 3, 2022
Receivables, net:
Customer receivables	$84,599	$99,963
Allowance for uncollectible accounts	(1,356)	(1,498)
Reserves for quality claims	(834)	(860)
Net customer receivables	82,409	97,605
Banker's acceptance notes	4,579	7,849
Other receivables	980	1,111
Total receivables, net	$87,968	$106,565

Inventories:
Raw materials	$50,681	$69,994
Supplies	11,984	11,953
Work in process	8,860	10,358
Finished goods	75,637	84,477
Gross inventories	147,162	176,782
Net realizable value adjustment	(3,984)	(3,487)
Total inventories	$143,178	$173,295

Other current assets:
Vendor deposits	$5,623	$6,910
Value-added taxes receivable	3,881	1,987
Prepaid expenses and other	2,827	3,004
Recovery of non-income taxes, net	2,359	6,770
Contract assets	403	285
Total other current assets	$15,093	$18,956

Property, plant and equipment, net:
Land	$3,166	$3,160
Land improvements	16,443	16,443
Buildings and improvements	166,675	164,252
Assets under finance leases	13,947	10,921
Machinery and equipment	643,347	635,699
Computers, software and office equipment	26,213	25,348
Transportation equipment	10,643	10,591
Construction in progress	22,316	20,397
Gross property, plant and equipment	902,750	886,811
Less: accumulated depreciation	(668,540)	(666,569)
Less: accumulated amortization – finance leases	(5,015)	(3,904)
Total property, plant and equipment, net	$229,195	$216,338

Other non-current assets:
Recovery of taxes	$5,492	$1,463
Grantor trust	2,586	2,196
Investments in unconsolidated affiliates	2,504	2,072
Intangible assets, net	1,479	2,500
Other	925	557
Total other non-current assets	$12,986	$8,788

Other current liabilities:
Payroll and fringe benefits	$8,415	$9,414
Utilities	1,578	2,287
Deferred revenue	1,471	1,694
Incentive compensation	443	3,916
Property taxes and other	1,587	2,495
Total other current liabilities	$13,494	$19,806

Other long-term liabilities:
Nonqualified deferred compensation plan obligation	$2,501	$1,982
Uncertain tax positions	1,894	1,575
Other	516	892
Total other long-term liabilities	$4,911	$4,449

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended April 2, 2023, while a reference to the “prior period” refers to the three-month period ended March 27, 2022. A reference to the “current nine-month period” refers to the nine-month period ended April 2, 2023, while a reference to the “prior nine-month period” refers to the nine-month period ended March 27, 2022. Such references may be accompanied by certain phrases for added clarity. The current period and the prior period each consisted of 13 weeks. The current nine-month period and the prior nine-month period each consisted of 39 weeks.

Our discussions in this Item 2 focus on our results during, or as of, the three months and nine months ended April 2, 2023 and March 27, 2022, and, to the extent applicable, any material changes from the information discussed in the 2022 Form 10-K or other important intervening developments or information. These discussions should be read in conjunction with the 2022 Form 10-K for more detailed and background information about our business, operations, and financial condition.

Discussion of foreign currency translation is primarily associated with changes in the Brazilian Real (“BRL”) and changes in the Chinese Renminbi (“RMB”) versus the U.S. Dollar (“USD”). Weighted average exchange rates were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
BRL to USD	5.19	5.20	5.23	5.32
RMB to USD	6.85	6.35	6.92	6.40

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

Current Economic Environment

The current economic environment and significant decrease in textile product demand has adversely impacted our consolidated sales and profitability in fiscal 2023. In addition to the current unfavorable economic environment and the inventory destocking measures taken by brands and retailers, the following pressures have continued from fiscal 2022 into fiscal 2023: (i) the impact of inflation on consumer spending, (ii) rising interest rates, (iii) the Russia-Ukraine conflict, and (iv) supply chain volatility. UNIFI will continue to monitor these and other aspects of the current economic environment and work closely with stakeholders to ensure business continuity and liquidity.

Input Costs and Global Production Volatility

In addition to the escalation of input costs in fiscal 2022, UNIFI experienced inefficiencies in the global supply chain in connection with (i) freight costs and logistics slowdowns in foreign markets; (ii) a tighter labor pool in the U.S.; and (iii) suppressed productivity from our business partners resulting from pandemic-related lockdowns in certain regions, particularly Asia. Despite lowered input and freight costs and a marginally more stable labor pool during fiscal 2023, the global demand volatility and uncertainty that began in late fiscal 2022 has continued throughout fiscal 2023, as the threat of recession and global tensions continue to create uncertainty. The existing challenges and future uncertainty, particularly for rising input costs, labor productivity, and global demand, could worsen and/or continue for prolonged periods, materially impacting our consolidated sales and gross profit. Also, the need for future selling price adjustments in connection with inflationary costs could impact our ability to retain current customer programs and compete successfully for new programs in certain regions.

Cash Deposits and Financial Institution Risk

During the current period, certain regional bank crises and failures generated additional uncertainty and volatility in the financial and credit markets. UNIFI currently holds the vast majority of its cash deposits with large foreign banks in our associated operating regions, and management maintains the ability to repatriate cash to the U.S. relatively quickly. Accordingly, UNIFI has not modified its mix of financial institutions holding cash deposits, but UNIFI will continue to monitor the environment and current events to ensure any increase in concentration or credit risk is appropriately and timely addressed. If any of the financial institutions within our 2022 Credit Agreement or construction financing arrangement (“lending counterparties”) are unable to perform on their commitments, our liquidity could be impacted. We actively monitor all lending counterparties, and none have indicated that they may be unable to perform on their commitments. In addition, we periodically review our lending counterparties, considering the stability of the institutions and other aspects of the relationships. Based on our monitoring activities, we currently believe our lending counterparties will be able to perform their commitments.

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

Review of Results of Operations

Three Months Ended April 2, 2023 Compared to Three Months Ended March 27, 2022

Consolidated Overview

The below tables provide:

•
the components of net (loss) income and the percentage increase or decrease over the prior period amounts,
•
a reconciliation from net (loss) income to EBITDA and Adjusted EBITDA, and
•
a reconciliation from net (loss) income to Adjusted Net (Loss) Income and Adjusted EPS.

Following the tables is a discussion and analysis of the significant components of net (loss) income.

Net (loss) income

	For the Three Months Ended
	April 2, 2023		March 27, 2022
		% of Net Sales		% of Net Sales	% Change
Net sales	$156,738	100.0	$200,780	100.0	(21.9)
Cost of sales	147,085	93.8	181,636	90.5	(19.0)
Gross profit	9,653	6.2	19,144	9.5	(49.6)
SG&A	12,063	7.7	14,389	7.2	(16.2)
Benefit for bad debts	(56)	—	(169)	(0.1)	(66.9)
Other operating expense (income), net	324	0.2	(831)	(0.4)	nm
Operating (loss) income	(2,678)	(1.7)	5,755	2.8	nm
Interest expense, net	1,519	1.0	217	0.1	nm
Equity in earnings of unconsolidated affiliates	(158)	(0.1)	(41)	—	nm
Recovery of non-income taxes, net	—	—	815	0.4	(100.0)
(Loss) income before income taxes	(4,039)	(2.6)	4,764	2.3	nm
Provision for income taxes	1,145	0.7	2,698	1.3	(57.6)
Net (loss) income	$(5,184)	(3.3)	$2,066	1.0	nm

nm = not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net (loss) income to EBITDA and Adjusted EBITDA were as follows:

	For the Three Months Ended
	April 2, 2023	March 27, 2022
Net (loss) income	$(5,184)	$2,066
Interest expense, net	1,519	217
Provision for income taxes	1,145	2,698
Depreciation and amortization expense (1)	6,871	6,433
EBITDA	4,351	11,414

Contract modification costs (2)	623	—
Recovery of non-income taxes, net (3)	—	815
Adjusted EBITDA	$4,974	$12,229

(1)
Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. Within the accompanying condensed consolidated statements of cash flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.
(2)
In the third quarter of fiscal 2023, UNIFI amended certain existing contracts related to future purchases of texturing machinery by delaying the scheduled receipt and installation of such equipment in the U.S. and El Salvador for 18 months. UNIFI paid the associated vendor $623 to facilitate the 18-month delay.
(3)
In fiscal 2021, UNIFI recognized an estimated benefit for the recovery of non-income taxes in Brazil. During the quarter ended March 27, 2022, UNIFI reduced the estimated benefit based on additional clarity and review of the recovery process.

Adjusted Net (Loss) Income and Adjusted EPS (Non-GAAP Financial Measures)

The tables below set forth reconciliations of (i) (Loss) income before income taxes (“Pre-tax (Loss) Income”), Provision for income taxes (“Tax Impact”), and Net (Loss) Income to Adjusted Net (Loss) Income and (ii) Diluted EPS to Adjusted EPS.

	For the Three Months Ended April 2, 2023				For the Three Months Ended March 27, 2022
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS	Pre-tax Income	Tax Impact	Net Income	Diluted EPS
GAAP results	$(4,039)	$(1,145)	$(5,184)	$(0.29)	$4,764	$(2,698)	$2,066	$0.11
Contract modification costs (1)	623	—	623	0.04	—	—	—	—
Recovery of non-income taxes, net (2)	—	—	—	—	815	(257)	558	0.03
Adjusted results	$(3,416)	$(1,145)	$(4,561)	$(0.25)	$5,579	$(2,955)	$2,624	$0.14

Weighted average common shares outstanding				18,052				18,942

(1)
In the third quarter of fiscal 2023, UNIFI amended certain existing contracts related to future purchases of texturing machinery by delaying the scheduled receipt and installation of such equipment in the U.S. and El Salvador for 18 months. UNIFI paid the associated vendor $623 to facilitate the 18-month delay. The associated tax impact was estimated to be $0 due to (i) a valuation allowance against net operating losses in the U.S. and (ii) UNIFI's effective tax rate in El Salvador.
(2)
In fiscal 2021, UNIFI recognized an estimated benefit for the recovery of non-income taxes in Brazil. During the quarter ended March 27, 2022, UNIFI reduced the estimated benefit based on additional clarity and review of the recovery process.

Net Sales

Consolidated net sales for the current period decreased by $44,042, or 21.9%, and consolidated sales volumes decreased 22.3%, compared to the prior period. The decreases occurred primarily due to lower volumes in the Americas and Asia Segments as a result of lower global demand in connection with the inventory destocking efforts of major brands and retailers.

Consolidated weighted average sales prices increased 0.4%, an insignificant change.

REPREVE® Fiber products for the current period comprised 32%, or $49,619, of consolidated net sales, down from 36%, or $71,930, for the prior period. The lower volumes and net sales in the Asia Segment, which has the highest proportion of REPREVE® Fiber sales as a percentage of segment net sales, was the main driver for the lower REPREVE® Fiber sales.

Gross Profit

Gross profit for the current period decreased by $9,491, or 49.6%, compared to the prior period. Gross profit decreased as a result of the decline in net sales, combined with weak fixed cost absorption for the Americas Segment, where utilization and productivity are materially impactful to gross profit. Although raw material costs for the Americas Segment have decreased meaningfully in fiscal 2023, the associated benefit was muted by low production levels and weak demand.

•
For the Americas Segment, gross profit decreased due to weaker global demand in connection with the inventory destocking efforts of major brands and retailers and weak fixed cost absorption in connection with lower production.
•
For the Brazil Segment, gross profit decreased primarily due to decreasing market prices in Brazil due to low-cost import competition.
•
For the Asia Segment, gross profit decreased primarily due to lower sales volumes in connection with weaker global demand in connection with the inventory destocking efforts of major brands and retailers.

SG&A

SG&A for the current period decreased compared to the prior period, primarily due to (i) lower incentive compensation for the current period and (ii) lower discretionary expenses, including marketing and advertising.

Benefit for Bad Debts

The current period and prior period bad debt changes reflect no material activity.

Other Operating Expense (Income), Net

The current period and prior period include foreign currency transaction losses (gains) of $174 and $(895), respectively. The current period also includes $623 paid to a vendor to facilitate an 18-month delay for contracted equipment purchases.

Interest Expense, Net

Interest expense, net increased in connection with higher debt principal following continued capital investments and higher interest rates.

Equity in Earnings of Unconsolidated Affiliates

There was no material activity for the current period or the prior period.

Recovery of Non-income Taxes, Net

In fiscal 2021, UNIFI recognized an estimated benefit from the expected recovery of non-income taxes in Brazil. During the prior period, UNIFI reduced the estimate by $815 based on additional clarity and precedent surrounding the recovery process.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Three Months Ended
	April 2, 2023	March 27, 2022
Provision for income taxes	$1,145	$2,698
Effective tax rate	(28.3)%	56.6%

The effective tax rate is subject to variation due to a number of factors, including: variability in pre-tax book income; the mix of income by jurisdiction; changes in deferred tax valuation allowances; and changes in statutes, regulations, and case law. Additionally, the impacts of discrete and other rate impacting items are more pronounced when income (loss) before income taxes is lower.

The decrease in the effective tax rate from the prior period to the current period is primarily attributable to lower income for foreign subsidiaries, in combination with the impact of further losses in the U.S. and the associated valuation allowance for deferred tax assets.

Net (Loss) Income

The decrease in net (loss) income was primarily attributable to the decrease in gross profit and the associated adverse impact of lower U.S. earnings on the effective tax rate, partially offset by lower SG&A in the current period.

Adjusted EBITDA (Non-GAAP Financial Measure)

Adjusted EBITDA decreased primarily in connection with lower gross profit, partially offset by lower SG&A in the current period.

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

Americas Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Americas Segment, were as follows:

	For the Three Months Ended
	April 2, 2023		March 27, 2022
		% of Net Sales		% of Net Sales	% Change
Net sales	$101,946	100.0	$119,736	100.0	(14.9)
Cost of sales	98,788	96.9	113,952	95.2	(13.3)
Gross profit	3,158	3.1	5,784	4.8	(45.4)
Depreciation expense	5,574	5.5	5,226	4.4	6.7
Segment Profit	$8,732	8.6	$11,010	9.2	(20.7)

Segment net sales as a percentage of consolidated amounts	65.0%		59.6%
Segment Profit as a percentage of consolidated amounts	55.3%		44.5%

The change in net sales for the Americas Segment was as follows:

Net sales for the prior period	$119,736
Decrease in sales volumes	(11,513)
Net change in average selling price and sales mix	(6,277)
Net sales for the current period	$101,946

The change in net sales for the Americas Segment from the prior period to the current period was primarily attributable to lower sales volumes following weaker global textile demand. Net change in average selling price and sales mix reflects a larger proportion of lower-priced Flake and Chip sales in the current period.

The change in Segment Profit for the Americas Segment was as follows:

Segment Profit for the prior period	$11,010
Net decrease in underlying margins	(1,220)
Decrease in sales volumes	(1,058)
Segment Profit for the current period	$8,732

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

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Brazil Segment, were as follows:

	For the Three Months Ended
	April 2, 2023		March 27, 2022
		% of Net Sales		% of Net Sales	% Change
Net sales	$27,380	100.0	$29,767	100.0	(8.0)
Cost of sales	24,998	91.3	23,784	79.9	5.1
Gross profit	2,382	8.7	5,983	20.1	(60.2)
Depreciation expense	549	2.0	382	1.3	43.7
Segment Profit	$2,931	10.7	$6,365	21.4	(54.0)

Segment net sales as a percentage of consolidated amounts	17.5%		14.8%
Segment Profit as a percentage of consolidated amounts	18.6%		25.7%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior period	$29,767
Decrease in average selling price	(6,900)
Increase in sales volumes	4,439
Favorable foreign currency translation effects	74
Net sales for the current period	$27,380

The decrease in net sales for the Brazil Segment from the prior period to the current period was primarily attributable to pricing pressure from import competition, partially offset by higher sales volumes in connection with market share gains.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior period	$6,365
Decrease in underlying unit margins	(4,440)
Increase in sales volumes	954
Favorable foreign currency translation effects	52
Segment Profit for the current period	$2,931

The decrease in Segment Profit for the Brazil Segment from the prior period to the current period was primarily attributable to an overall decrease in gross margin mainly due to pressure on selling prices from low-priced import competition.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Asia Segment, were as follows:

	For the Three Months Ended
	April 2, 2023		March 27, 2022
		% of Net Sales		% of Net Sales	% Change
Net sales	$27,412	100.0	$51,277	100.0	(46.5)
Cost of sales	23,299	85.0	43,900	85.6	(46.9)
Gross profit	4,113	15.0	7,377	14.4	(44.2)
Depreciation expense	—	—	—	—	—
Segment Profit	$4,113	15.0	$7,377	14.4	(44.2)

Segment net sales as a percentage of consolidated amounts	17.5%		25.5%
Segment Profit as a percentage of consolidated amounts	26.1%		29.8%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior period	$51,277
Net decrease in sales volumes	(24,720)
Unfavorable foreign currency translation effects	(3,161)
Change in average selling price and sales mix	4,016
Net sales for the current period	$27,412

The decrease in net sales for the Asia Segment from the prior period to the current period was primarily attributable to weaker global demand in connection with the inventory destocking efforts of major brands and retailers driving lower sales volumes, partially offset by a strong sales mix.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior period	$7,377
Decrease in sales volumes	(3,548)
Unfavorable foreign currency translation effects	(471)
Change in underlying margins and sales mix	755
Segment Profit for the current period	$4,113

The decrease in Segment Profit for the Asia Segment from the prior period to the current period follows the decline in net sales and sales volumes discussed above, as the comparable gross margin rate for the Asia Segment improved with a strong sales mix.

Nine Months Ended April 2, 2023 Compared to Nine Months Ended March 27, 2022

Consolidated Overview

The below tables provide:

•
the components of net (loss) income and the percentage increase or decrease over the prior nine-month period amounts,
•
a reconciliation from net (loss) income to EBITDA and Adjusted EBITDA, and
•
a reconciliation from net (loss) income to Adjusted Net (Loss) Income and Adjusted EPS.

Following the tables is a discussion and analysis of the significant components of net (loss) income.

Net (loss) income

	For the Nine Months Ended
	April 2, 2023		March 27, 2022
		% of Net Sales		% of Net Sales	% Change
Net sales	$472,469	100.0	$598,182	100.0	(21.0)
Cost of sales	464,253	98.3	536,051	89.6	(13.4)
Gross profit	8,216	1.7	62,131	10.4	(86.8)
SG&A	35,584	7.5	39,025	6.6	(8.8)
Benefit for bad debts	(38)	—	(489)	(0.1)	(92.2)
Other operating income, net	(139)	—	(2)	—	nm
Operating (loss) income	(27,191)	(5.8)	23,597	3.9	nm
Interest expense, net	3,594	0.7	1,196	0.2	nm
Equity in earnings of unconsolidated affiliates	(539)	(0.1)	(385)	(0.1)	40.0
Recovery of non-income taxes, net	—	—	815	0.1	(100.0)
(Loss) income before income taxes	(30,246)	(6.4)	21,971	3.7	nm
Provision for income taxes	809	0.2	10,296	1.7	(92.1)
Net (loss) income	$(31,055)	(6.6)	$11,675	2.0	nm

nm = not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net (loss) income to EBITDA and Adjusted EBITDA were as follows:

	For the Nine Months Ended
	April 2, 2023	March 27, 2022
Net (loss) income	$(31,055)	$11,675
Interest expense, net	3,594	1,196
Provision for income taxes	809	10,296
Depreciation and amortization expense (1)	20,261	19,007
EBITDA	(6,391)	42,174

Contract modification costs (2)	623	—
Recovery of non-income taxes, net (3)	—	815
Adjusted EBITDA	$(5,768)	$42,989

(1)
Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. Within the accompanying condensed consolidated statements of cash flows, amortization of debt issuance costs is reflected in depreciation and amortization expense. In fiscal 2023, interest expense, net includes $273 of loss on debt extinguishment.
(2)
In the third quarter of fiscal 2023, UNIFI amended certain existing contracts related to future texturing machinery purchases by delaying the scheduled receipt and installation of such equipment in the U.S. and El Salvador for 18 months. UNIFI paid the associated vendor $623 to facilitate the 18-month delay.
(3)
In fiscal 2021, UNIFI recognized an estimated benefit for the recovery of non-income taxes in Brazil. During the quarter ended March 27, 2022, UNIFI reduced the estimated benefit based on additional clarity and review of the recovery process.

Adjusted Net (Loss) Income and Adjusted EPS (Non-GAAP Financial Measures)

The tables below set forth reconciliations of (i) (Loss) income before income taxes (“Pre-tax (Loss) Income”), Provision for income taxes (“Tax Impact”), and Net (Loss) Income to Adjusted Net (Loss) Income and (ii) Diluted EPS to Adjusted EPS.

	For the Nine Months Ended April 2, 2023				For the Nine Months Ended March 27, 2022
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS	Pre-tax Income	Tax Impact	Net Income	Diluted EPS
GAAP results	$(30,246)	$(809)	$(31,055)	$(1.72)	$21,971	$(10,296)	$11,675	$0.62
Contract modification costs (1)	623	—	623	0.03	—	—	—	—
Recovery of income taxes (3)	—	(3,799)	(3,799)	(0.21)	—	—	—	—
Recovery of non-income taxes, net (2)	—	—	—	—	815	(257)	558	0.02
Adjusted results	$(29,623)	$(4,608)	$(34,231)	$(1.90)	$22,786	$(10,553)	$12,233	$0.64

Weighted average common shares outstanding				18,029				18,974

(1)
In the third quarter of fiscal 2023, UNIFI amended certain existing contracts related to future purchases of texturing machinery by delaying the scheduled receipt and installation of such equipment in the U.S. and El Salvador for 18 months. UNIFI paid the associated vendor $623 to facilitate the 18-month delay. The associated tax impact was estimated to be $0 due to (i) a valuation allowance against net operating losses in the U.S. and (ii) UNIFI's effective tax rate in El Salvador.
(2)
In fiscal 2021, UNIFI recognized an estimated benefit for the recovery of non-income taxes in Brazil. During the quarter ended March 27, 2022, UNIFI reduced the estimated benefit based on additional clarity and review of the recovery process.
(3)
In the second quarter of fiscal 2023, UNIFI recorded a recovery of income taxes in connection with filing amended tax returns in Brazil relating to certain income taxes paid in prior fiscal years.

Net Sales

Consolidated net sales for the current nine-month period decreased by $125,713, or 21.0%, and consolidated sales volumes decreased 26.6%, compared to the prior nine-month period. The decreases occurred primarily due to lower volumes in the Americas and Asia Segments as a result of lower global demand in connection with the inventory destocking efforts of major brands and retailers in addition to pandemic-related lockdowns in Asia, partially offset by higher selling prices in response to higher raw material and input costs.

Consolidated weighted average sales prices increased 5.6%, primarily attributable to higher selling prices in response to higher input costs.

REPREVE® Fiber products for the current nine-month period comprised 30%, or $141,664, of consolidated net sales, down from 38%, or $225,360, for the prior nine-month period. The lower volumes and net sales in the Asia Segment, which has the highest proportion of REPREVE® Fiber sales as a percentage of segment net sales, was the main driver for the lower REPREVE® Fiber sales.

Gross Profit

Gross profit for the current nine-month period decreased by $53,915, or 86.8%, compared to the prior nine-month period. Gross profit decreased as a result of the decline in net sales combined with weak fixed cost absorption for the Americas Segment, where utilization and productivity are materially impactful to gross profit. Although raw material costs for the Americas Segment decreased meaningfully in the current nine-month period, the associated benefit was muted by low production levels, weak demand, and higher priced raw material inventory purchased in the fourth fiscal quarter of 2022.

•
For the Americas Segment, gross profit decreased due to weaker global demand, weak fixed cost absorption in connection with lower production, and overall higher raw material cost levels in beginning inventory, despite a decrease in raw material costs during fiscal 2023.
•
For the Brazil Segment, gross profit decreased primarily due to the combination of high priced raw material inventory purchased in the fourth fiscal quarter of 2022 and decreasing market prices in Brazil due to low-cost import competition.
•
For the Asia Segment, gross profit decreased primarily due to lower sales volumes in connection with weaker global demand and pandemic-related lockdowns in Asia.

SG&A

SG&A for the current nine-month period decreased compared to the prior nine-month period, primarily due to (i) lower incentive compensation for the current nine-month period and (ii) lower discretionary expenses, including marketing and advertising.

Benefit for Bad Debts

The current nine-month period and prior nine-month period bad debt changes reflect no material activity.

Other Operating Income, Net

The current nine-month period and prior nine-month period include foreign currency transaction gains of $629 and $365, respectively, in addition to $346 of severance costs in the prior nine-month period. The current nine-month period also includes $623 paid to a vendor to facilitate an 18-month delay for equipment purchases.

Interest Expense, Net

Interest expense, net increased in connection with higher debt principal following continued capital investments and higher interest rates during the current nine-month period. Interest expense, net for the current nine-month period also includes $273 of loss on debt extinguishment.

Equity in Earnings of Unconsolidated Affiliates

There was no material activity for the current nine-month period or the prior nine-month period.

Recovery of Non-income Taxes, Net

In fiscal 2021, UNIFI recognized an estimated benefit from the expected recovery of non-income taxes in Brazil. During the prior nine-month period, UNIFI reduced the estimate by $815 based on additional clarity and precedent surrounding the recovery process.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Nine Months Ended
	April 2, 2023	March 27, 2022
Provision for income taxes	$809	$10,296
Effective tax rate	(2.7)%	46.9%

The effective tax rate is subject to variation due to a number of factors, including: variability in pre-tax book income; the mix of income by jurisdiction; changes in deferred tax valuation allowances; and changes in statutes, regulations, and case law. Additionally, the impacts of discrete and other rate impacting items are more pronounced when income (loss) before income taxes is lower.

The decrease in the effective tax rate from the prior nine-month period to the current nine-month period is primarily attributable to lower income for foreign subsidiaries, in combination with the impact of further losses in the U.S. and the associated valuation allowance for deferred tax assets in the current period. Additionally, a discrete tax benefit was recognized in the second quarter of fiscal 2023 related to the recovery of certain Brazilian income taxes paid in prior years.

Net (Loss) Income

The decrease in net (loss) income was primarily attributable to the decrease in gross profit and the associated adverse impact of lower U.S. earnings on the effective tax rate.

Adjusted EBITDA (Non-GAAP Financial Measure)

Adjusted EBITDA decreased primarily in connection with lower gross profit.

Adjusted Net (Loss) Income and Adjusted EPS (Non-GAAP Financial Measures)

Adjusted Net (Loss) Income and Adjusted EPS decreased from the prior nine-month period to the current nine-month period, commensurate with the decrease in net (loss) income.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current nine-month period.

Americas Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts for the Americas Segment, were as follows:

	For the Nine Months Ended
	April 2, 2023		March 27, 2022
		% of Net Sales		% of Net Sales	% Change
Net sales	$294,832	100.0	$345,259	100.0	(14.6)
Cost of sales	309,627	105.0	329,436	95.4	(6.0)
Gross (loss) profit	(14,795)	(5.0)	15,823	4.6	(193.5)
Depreciation expense	16,596	5.6	15,446	4.5	7.4
Segment Profit	$1,801	0.6	$31,269	9.1	(94.2)

Segment net sales as a percentage of consolidated amounts	62.4%		57.7%
Segment Profit as a percentage of consolidated amounts	6.9%		39.8%

The change in net sales for the Americas Segment was as follows:

Net sales for the prior nine-month period	$345,259
Decrease in sales volumes	(67,171)
Net change in average selling price and sales mix	16,744
Net sales for the current nine-month period	$294,832

The change in net sales for the Americas Segment from the prior nine-month period to the current nine-month period was primarily attributable to lower sales volumes following weaker global textile demand, partially offset by higher average selling prices in response to higher input costs.

The change in Segment Profit for the Americas Segment was as follows:

Segment Profit for the prior nine-month period	$31,269
Change in underlying margins and sales mix from excess capacity	(23,385)
Decrease in sales volumes	(6,083)
Segment Profit for the current nine-month period	$1,801

The decrease in Segment Profit for the Americas Segment from the prior nine-month period to the current nine-month period was primarily attributable to lower production volumes driving weaker fixed cost absorption in connection with lower sales volumes.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts for the Brazil Segment, were as follows:

	For the Nine Months Ended
	April 2, 2023		March 27, 2022
		% of Net Sales		% of Net Sales	% Change
Net sales	$91,946	100.0	$91,106	100.0	0.9
Cost of sales	81,447	88.6	67,657	74.3	20.4
Gross profit	10,499	11.4	23,449	25.7	(55.2)
Depreciation expense	1,410	1.6	1,042	1.2	35.3
Segment Profit	$11,909	13.0	$24,491	26.9	(51.4)

Segment net sales as a percentage of consolidated amounts	19.5%		15.2%
Segment Profit as a percentage of consolidated amounts	45.4%		31.2%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior nine-month period	$91,106
Increase in sales volumes	12,367
Favorable foreign currency translation effects	1,646
Decrease in average selling price and change in sales mix	(13,173)
Net sales for the current nine-month period	$91,946

The increase in net sales for the Brazil Segment from the prior nine-month period to the current nine-month period was primarily attributable to higher sales volumes and favorable foreign currency translation effects, partially offset by the expected decrease in average selling price following the exceptional pricing levels experienced during the pandemic recovery in fiscal 2022. The Brazil Segment has undertaken aggressive pricing (i) against low-priced competitive imports and (ii) in the pursuit of greater market share.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior nine-month period	$24,491
Decrease in underlying margins	(16,400)
Increase in sales volumes	3,330
Favorable foreign currency translation effects	488
Segment Profit for the current nine-month period	$11,909

The decrease in Segment Profit for the Brazil Segment from the prior nine-month period to the current nine-month period was primarily attributable to an overall decrease in gross margin mainly due to the decrease in selling prices discussed above and the impact of higher raw material costs in beginning inventory.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior nine-month period amounts for the Asia Segment, were as follows:

	For the Nine Months Ended
	April 2, 2023		March 27, 2022
		% of Net Sales		% of Net Sales	% Change
Net sales	$85,691	100.0	$161,817	100.0	(47.0)
Cost of sales	73,179	85.4	138,958	85.9	(47.3)
Gross profit	12,512	14.6	22,859	14.1	(45.3)
Depreciation expense	—	—	—	—	—
Segment Profit	$12,512	14.6	$22,859	14.1	(45.3)

Segment net sales as a percentage of consolidated amounts	18.1%		27.1%
Segment Profit as a percentage of consolidated amounts	47.7%		29.1%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior nine-month period	$161,817
Net decrease in sales volumes	(76,783)
Unfavorable foreign currency translation effects	(11,107)
Change in average selling price and sales mix	11,764
Net sales for the current nine-month period	$85,691

The decrease in net sales for the Asia Segment from the prior nine-month period to the current nine-month period was primarily attributable to weaker global demand and pandemic-related lockdowns driving lower sales volumes, partially offset by a strong sales mix.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior nine-month period	$22,859
Decrease in sales volumes	(10,807)
Unfavorable foreign currency translation effects	(1,648)
Change in underlying margins and sales mix	2,108
Segment Profit for the current nine-month period	$12,512

The decrease in Segment Profit for the Asia Segment from the prior nine-month period to the current nine-month period follows the decline in net sales and sales volumes discussed above, as the comparable gross margin rate for the Asia Segment improved due to a stronger sales mix.

Liquidity and Capital Resources

Note 5, “Long-Term Debt” to the condensed consolidated financial statements includes the detail of UNIFI’s debt obligations and terms and conditions thereof. Further discussion and analysis of liquidity and capital resources follow.

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service, and share repurchases. UNIFI’s primary sources of capital are cash generated from operations, borrowings available under the 2022 Credit Agreement, and asset financing arrangements. For the current nine-month period, cash provided by operations was $8,349, and, at April 2, 2023, availability under the ABL Revolver was $69,114.

As of April 2, 2023, all of UNIFI’s $136,010 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital, and total debt obligations as of April 2, 2023 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$17	$49,689	$49,706
Borrowings available under financing arrangements	69,114	—	69,114
Liquidity	$69,131	$49,689	$118,820

Working capital	$88,215	$133,018	$221,233
Total debt obligations	$136,010	$—	$136,010

UNIFI’s primary cash requirements, in addition to normal course operating activities (e.g. working capital and payroll), primarily include (i) capital expenditures that generally have commitments of up to 12 months, (ii) contractual obligations that support normal course ongoing operations and production, (iii) operating leases and finance leases, (iv) debt service, and (v) share repurchases.

Liquidity Considerations

Following the COVID-19 pandemic, global demand recovery allowed for strong results and cash generation in fiscal 2021. However, in fiscal 2022 and through the current nine-month period, inflation and demand uncertainty have introduced new pressures to liquidity.

Following the establishment of the 2022 Credit Agreement, UNIFI’s cash and liquidity positions are sufficient to sustain its operations and meet its growth needs. However, further degradation in the macroeconomic environment could introduce additional liquidity risk and require UNIFI to limit cash outflows for discretionary activities while further utilizing available and additional forms of credit.

Although global demand for the remainder of calendar 2023 is uncertain, we do not currently anticipate that any adverse events or circumstances will place critical pressure on our liquidity position or our ability to fund our operations and expected business growth. Should global demand, economic activity, or input availability decline considerably for a prolonged period of time, UNIFI maintains the ability to (i) seek additional credit or financing arrangements and/or (ii) re-implement cost reduction initiatives to preserve cash and secure the longevity of the business and operations.

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

Recognizing the continuing weak demand environment, in the third quarter of fiscal 2023, UNIFI negotiated a contract modification with an equipment vendor from which significant capital expenditures had occurred and were planned to continue. The contract modification was executed at a cost to UNIFI of $623 and allows UNIFI to delay the associated equipment purchases and installation activities for 18 months, such that approximately $25,000 of capital expenditures originally expected over the March 2023 to September 2024 period are now expected to occur over the September 2024 to March 2026 period. This action allows for improved short- and mid-term liquidity in light of the current subdued levels of sales and facility utilization and allows for a better matching of future capital expenditures with expected higher levels of future business activity.

As textile product demand recovers in the next several quarters, we expect to use cash in support of increasing working capital needs.

The following outlines the attributes relating to our credit facility as of April 2, 2023:

•
UNIFI was in compliance with all applicable financial covenants in the 2022 Credit Agreement;
•
excess availability under the ABL Revolver was $69,114;
•
the Trigger Level (as defined in the 2022 Credit Agreement) was $22,770; and
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

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	April 2, 2023	July 3, 2022
Long-term debt	$124,162	$102,309
Current portion of long-term debt	11,544	11,726
Unamortized debt issuance costs	304	255
Debt principal	136,010	114,290
Less: cash and cash equivalents	49,706	53,290
Net Debt	$86,304	$61,000

The increase in Net Debt reflects the impact of the constrained demand environment and the anticipated capital expenditures deployed in fiscal 2023.

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measures)

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	April 2, 2023	July 3, 2022
Cash and cash equivalents	$49,706	$53,290
Receivables, net	87,968	106,565
Inventories	143,178	173,295
Income taxes receivable	1,777	160
Other current assets	15,093	18,956
Accounts payable	(47,702)	(73,544)
Other current liabilities	(13,494)	(19,806)
Income taxes payable	(1,875)	(1,526)
Current operating lease liabilities	(1,874)	(2,190)
Current portion of long-term debt	(11,544)	(11,726)
Working capital	$221,233	$243,474

Less: Cash and cash equivalents	(49,706)	(53,290)
Less: Income taxes receivable	(1,777)	(160)
Less: Income taxes payable	1,875	1,526
Less: Current operating lease liabilities	1,874	2,190
Less: Current portion of long-term debt	11,544	11,726
Adjusted Working Capital	$185,043	$205,466

When comparing from July 3, 2022 to April 2, 2023, working capital and Adjusted Working Capital decreased.

The decrease in receivables, net was primarily due to (i) a decrease in sales following lower global demand and (ii) a decrease in banker’s acceptance notes held by our Asia Segment. The decrease in inventories was primarily attributable to a decline in raw material purchases and costs in the current nine-month period. The decrease in other current assets was primarily due to utilization of the fiscal 2021 recovery of non-income taxes in Brazil and lower vendor deposits. The decrease in accounts payable followed the decrease in inventories and production activity in the current nine-month period. The decrease in other current liabilities primarily reflects lower business activities and the routine timing differences for payroll and other operating expenses. The changes in current operating lease liabilities, current portion of long-term debt, income taxes receivable, and income taxes payable were insignificant.

Operating Cash Flows

The significant components of net cash provided (used) by operating activities are summarized below.

	For the Nine Months Ended
	April 2, 2023	March 27, 2022
Net (loss) income	$(31,055)	$11,675
Equity in earnings of unconsolidated affiliates	(539)	(385)
Depreciation and amortization expense	20,388	19,176
Recovery of income taxes	(3,799)	—
Non-cash compensation expense	2,791	3,081
Deferred income taxes	(1,199)	(3,019)
Subtotal	(13,413)	30,528

Distribution received from unconsolidated affiliate	—	750
Receivables, net	18,585	(13,537)
Inventories	31,080	(20,170)
Accounts payable and other current liabilities	(31,644)	1,084
Other changes	3,741	(718)
Net cash provided (used) by operating activities	$8,349	$(2,063)

The increase in operating cash flows was primarily due to reducing working capital associated with a decline in overall business activity in the current nine-month period, which was primarily offset by significantly weaker earnings.

Investing Cash Flows

Investing activities primarily includes $32,461 for capital expenditures.

During the current nine-month period, UNIFI invested $32,461 in capital projects, primarily relating to (i) texturing machinery, (ii) further improvements in production capabilities and technology enhancements in the Americas, and (iii) routine annual maintenance capital expenditures. Maintenance capital expenditures are necessary to support UNIFI’s current operations, capacities, and capabilities and exclude expenses relating to repairs and costs that do not extend an asset’s useful life.

UNIFI expects recent and future capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

Financing Cash Flows

Financing activities primarily include (i) scheduled payments against outstanding indebtedness and (ii) proceeds from construction financing during the current nine-month period.

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

After considering the changes generated by the 2022 Credit Agreement and the above discussion of delaying certain equipment purchases by 18 months, there have been no further material changes in the scheduled maturities of UNIFI’s contractual obligations as disclosed under the heading “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Form 10-K.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities. As of April 2, 2023, UNIFI had borrowings under its ABL Facility that totaled $122,900. UNIFI’s sensitivity analysis indicates that a 50-basis point interest rate increase as of April 2, 2023 would result in an increase in annual interest expense of approximately $640.

Foreign Currency Exchange Rate Risk

A complete discussion of foreign currency exchange rate risk is included in the 2022 Form 10-K and is supplemented by the following disclosures.

As of April 2, 2023, UNIFI had no outstanding foreign currency forward contracts.

As of April 2, 2023, foreign currency exchange rate risk concepts included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	30.6%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$13,193
Denominated in RMB	28,320
Denominated in BRL	7,104
Denominated in other foreign currencies	363
Total cash and cash equivalents held outside the U.S.	$48,980
Percentage of total cash and cash equivalents held outside the U.S.	98.5%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$709

Raw Material and Commodity Cost Risks

A complete discussion of raw material and commodity cost risks is included in the 2022 Form 10-K and is supplemented by the following disclosures.

As fiscal 2022 concluded, UNIFI experienced cost increases for raw materials related to inflationary pressures and competing alternatives to U.S. polyester production. Following the recent global demand deterioration, raw material costs have declined in fiscal 2023. We have been able to implement responsive selling price adjustments for the majority of our portfolio throughout fiscal 2022 and 2023. While our underlying gross margin is predominantly pressured by lower textile demand, we expect the impact of recent selling price adjustments to aid margin improvement throughout the remainder of fiscal 2023. Nonetheless, input costs remain subject to volatility, and, should input costs increase unexpectedly or should textile demand worsen, UNIFI’s results of operations and cash flows are likely to be adversely impacted.

Cash Deposits and Financial Institution Risk

During the current period, certain regional bank crises and failures generated additional uncertainty and volatility in the financial and credit markets. UNIFI currently holds the vast majority of its cash deposits with large foreign banks in our associated operating regions, and management maintains the ability to repatriate cash to the U.S. relatively quickly. Accordingly, UNIFI has not modified its mix of financial institutions holding cash deposits, but UNIFI will continue to monitor the environment and current events to ensure any increase in concentration or credit risk is appropriately and timely addressed. If any of the financial institutions within our 2022 Credit Agreement or construction financing arrangement (“lending counterparties”) are unable to perform on their commitments, our liquidity could be impacted. We actively monitor all lending counterparties, and none have indicated that they may be unable to perform on their commitments. In addition, we periodically review our lending counterparties, considering the stability of the institutions and other aspects of the relationships. Based on our monitoring activities, we currently believe our lending counterparties will be able to perform their commitments.

Other Risks

UNIFI is also exposed to political risk, including changing laws and regulations governing international trade, such as quotas, tariffs, and tax laws. The degree of impact and the frequency of these events cannot be predicted.

Item 4. Controls and Procedures

As of April 2, 2023, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended April 2, 2023 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

UNIFI, INC.
(Registrant)

Date: May 10, 2023	By:	/s/ CRAIG A. CREATURO
Craig A. Creaturo
Executive Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)