Form 10-K
period 2023-07-02
UNIFI INC
filed 2023-08-25
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 30, 2022, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $137,729,564. The registrant has no non-voting stock.

As of August 21, 2023, the number of shares of the registrant’s common stock outstanding was 18,084,522.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this report to the extent described herein.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates, and goals. Statements expressing expectations regarding our future, or projections or estimates relating to products, sales, revenues, expenditures, costs, strategies, initiatives, or earnings, are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations about our future performance, considering the information currently available to management. The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “strive,” and words of similar import, or the negative of such words, identify or signal the presence of forward-looking statements. These statements are not statements of historical fact; they involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition that we express or imply in any forward-looking statement. Factors that could contribute to such differences include, but are not limited to:

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
•
changes in consumer spending, customer preferences, fashion trends, and end-uses for the Company’s products;
•
the financial condition of the Company’s customers;
•
the loss of a significant customer or brand partner;
•
natural disasters, industrial accidents, power or water shortages, extreme weather conditions, and other disruptions at one of the Company’s facilities;
•
the disruption of operations, global demand, or financial performance as a result of catastrophic or extraordinary events, including, but not limited to, epidemics or pandemics such as strains of coronavirus (such as “COVID-19”);
•
the success of the Company’s strategic business initiatives;
•
the volatility of financial and credit markets, including the impacts of counterparty risk (e.g., deposit concentration and recent depositor sentiment and activity);
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

UNIFI, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JULY 2, 2023

Fiscal Year

The fiscal year for Unifi, Inc., its domestic subsidiaries, and its subsidiary in El Salvador ends on the Sunday in June or July nearest June 30 of each year. Unifi, Inc.’s fiscal 2023, 2022, and 2021 ended on July 2, 2023, July 3, 2022, and June 27, 2021, respectively.

Unifi, Inc.’s remaining material operating subsidiaries’ fiscal years end on June 30. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal year end and such wholly owned subsidiaries’ fiscal year ends. Unifi, Inc.’s fiscal 2023 and 2021 each consisted of 52 weeks, while its fiscal 2022 consisted of 53 weeks.

Presentation

All amounts, except per share amounts, are presented in thousands (000s), unless otherwise noted.

PART I

Item 1. Business

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “UNIFI,” the “Company,” “we,” “us,” or “our”), is a multinational company that manufactures and sells innovative recycled and synthetic products, made from polyester and nylon, primarily to other yarn manufacturers and knitters and weavers (UNIFI’s “direct customers”) that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial, medical, and other end-use markets (UNIFI’s “indirect customers”). We sometimes refer to these indirect customers as “brand partners.” Polyester products include partially oriented yarn (“POY”) and textured, solution and package dyed, twisted, beamed, and draw wound yarns, and each is available in virgin or recycled varieties. Recycled solutions, made from both pre-consumer and post-consumer waste, include plastic bottle flake (“Flake”), polyester polymer beads (“Chip”), and staple fiber. Nylon products include virgin or recycled textured, solution dyed, and spandex covered yarns.

UNIFI maintains one of the textile industry’s most comprehensive product offerings that includes a range of specialized, value-added and commodity solutions, with principal geographic markets in North America, Central America, South America, Asia, and Europe. UNIFI has direct manufacturing operations in four countries and participates in joint ventures with operations in Israel and the United States (the “U.S.”).

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
•
The Asia Segment primarily sells recycled and synthetic products to yarn manufacturers, knitters and weavers that produce fabric for the apparel, home furnishings, automotive, industrial, and other end-use markets principally in Asia and Europe. The Asia Segment has no manufacturing assets and includes sales organizations in China, Turkey, and Hong Kong.

Other information for UNIFI’s reportable segments is provided in Note 24, “Business Segment Information,” to the accompanying consolidated financial statements.

Strategic Overview and Operating Results

We believe UNIFI’s underlying performance during recent fiscal years reflects the strength of our global initiative to deliver differentiated solutions to customers and brand partners throughout the world. Our supply chain has been developed and enhanced in multiple regions around the globe, allowing us to deliver a diverse range of fibers and polymers to key customers in the markets we serve, especially apparel. These textile products are supported by quality assurance, product development, product and fabric certifications, hangtags, and co-marketing along with technical and customer service teams across UNIFI’s operating subsidiaries. We have developed this successful operating platform by improving operational and business processes and deriving value from sustainability-based initiatives, including polyester and nylon recycling.

This platform has provided underlying growth in our core operations during recent fiscal years and has been augmented by significant capital investments that support the production and delivery of sustainable and innovative solutions. In order to achieve further growth, UNIFI is committed to investing strategically and synergistically in:

•
accelerating innovation and high-quality manufacturing processes;
•
expanding the REPREVE® brand;
•
growing market share in our major textile regions; and
•
penetrating new markets and end-uses.

We believe that further commercial expansion will require a continued stream of new technology and innovation that generates products with meaningful consumer benefits. Along with our recycled platform, UNIFI has significant yarn technologies that provide optimal performance characteristics for today’s marketplace, including moisture management, temperature moderation, stretch, ultra-violet protection, and fire retardation, among others. To achieve further growth, UNIFI remains focused on innovation, bringing to market the next wave of fibers and polymers for tomorrow’s applications. As we invest and grow, sustainability remains at our core. We believe that increasing the awareness for recycled solutions in applications across fibers and polymers and furthering sustainability-based initiatives with like-minded brand partners will be key to our future success. We also believe that our manufacturing processes and our technical knowledge and capabilities will allow us to grow market share and develop new textile programs with new and existing customers. Ultimately, combining leading-edge innovation with our prominent, high-quality brand and agile regional business model will allow for underlying sales and profitability growth.

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

Fiscal 2023 Financial Performance

The current economic environment and a significant decrease in textile product demand adversely impacted our consolidated sales and profitability in fiscal 2023. In addition to the current unfavorable economic environment and the inventory destocking measures taken by brands and retailers, the following pressures continued from fiscal 2022 into fiscal 2023: (i) the impact of inflation on consumer spending and our own manufacturing costs, (ii) rising interest rates, (iii) the Russia-Ukraine conflict, and (iv) supply chain volatility. As it pertains to the global business and the Americas Segment in particular, UNIFI will continue to monitor these and other aspects of the current economic environment and work closely with stakeholders to ensure business continuity and liquidity.

In fiscal 2023, the Brazil Segment's results decreased primarily due to the combination of high priced raw material inventory impacting gross margins in the first half of the fiscal year and decreasing market prices in Brazil due to low-cost import competition.

In fiscal 2023, the Asia Segment's results decreased primarily due to lower sales volumes in connection with weaker global demand. The Asia Segment is better able to withstand volatility in product demand due to its asset-light model and the lack of fixed cost absorption that can be unfavorable in times of weaker demand for asset intensive operations like our Americas and Brazil Segments.

The existing challenges and future uncertainty, particularly for global demand, labor productivity, and potential further inflation, could worsen and/or continue for prolonged periods, materially impacting our financial performance. The need for future selling price adjustments could impact our ability to retain current customer programs and compete successfully for new programs in certain regions.

Cash Deposits and Financial Institution Risk

During fiscal 2023, certain regional bank crises and failures generated additional uncertainty and volatility in the financial and credit markets. UNIFI currently holds the vast majority of its cash deposits with large foreign banks in our associated operating regions, and management believes that it has the ability to repatriate cash to the U.S. relatively quickly. Accordingly, UNIFI has not modified its mix of financial institutions holding cash deposits, but UNIFI will continue to monitor the environment and current events to ensure any increase in concentration or credit risk is appropriately and timely addressed. Likewise, if any of the financial institutions within our credit facility or construction financing arrangement (“lending counterparties”) are unable to perform on their commitments, our liquidity could be impacted. We actively monitor all lending counterparties, and none have indicated that they may be unable to perform on their commitments. In addition, we periodically review our lending counterparties, considering the stability of the institutions and other aspects of the relationships. Based on our monitoring activities, we currently believe our lending counterparties will be able to perform their commitments.

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

COVID-19 Pandemic

Beginning in March 2020 with the World Health Organization’s declaration of the COVID-19 outbreak as a global pandemic, the global economy experienced the negative effects of local, state and federal containment efforts. These measures significantly reduced economic activity and demand for UNIFI’s products from March 2020 to December 2020.

In an effort to protect the health and safety of our employees, customers and communities, UNIFI took proactive, aggressive actions that included implementing safety measures and cost reductions in both manufacturing and selling, general, and administrative (“SG&A”) expenses without impacting our ability to service customers. Containment measures were relaxed in the U.S. in fiscal 2022 and are evaluated regularly against local, state, and federal recommendations.

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

Beginning in March 2022, China implemented a strict COVID-19 zero-tolerance policy that included geographic markets near Suzhou, China, where our sales and administrative office is located. Due to these severe lockdowns in China, the Asia Segment’s results were adversely impacted, primarily during the fourth quarter of fiscal 2022 and the first half of fiscal 2023.

While pandemic restrictions eased during fiscal 2023, reversion could adversely impact our operating results.

UNIFI has been able to navigate the negative effects of the COVID-19 pandemic to minimize the overall impact to UNIFI for fiscal 2021, 2022, and 2023 as global demand and consumer spending levels were predominantly restored over fiscal 2021 and such economic levels did not decline within fiscal 2022.

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

REPREVE is our flagship and fastest growing brand. As part of our efforts to expand consumer brand recognition of REPREVE, UNIFI has developed recycling-focused sponsorships with various brand partners and other entities that span across sporting, music, and outdoor events. The increasing success and awareness of the REPREVE brand continues to provide new opportunities for growth, allowing for expansion into new end uses and markets for REPREVE, as well as continued growth of the brand with current customers. This has driven traction with global brands and retailers who obtain value and lasting consumer interest from the innovation and sustainability aspects that REPREVE provides. Expanding sales of REPREVE is an important component of our business strategy, and we expect to achieve improved margins and deeper relationships with customers accordingly.

We remain committed to sustainability. During fiscal 2023, we achieved a significant milestone by surpassing more than 35 billion recycled plastic bottles transformed since the inception of REPREVE. In addition, in fiscal 2021 and 2023, we received comparably favorable Higg Materials Sustainability Index scores for REPREVE produced in the U.S., demonstrating that the brand’s global warming potential is meaningfully better than conventional alternatives. Our dedication continues as we pursue our next goal of reaching the 50 billion recycled plastic bottles mark by December 2025. We will continue growing the business for our REPREVE products and believe our engagement and research and development work with brands and retailers continues to create new, worldwide sales opportunities.

The primary metric for tracking growth of the REPREVE brand is REPREVE Fiber sales. REPREVE Fiber represents UNIFI's collection of fiber products on its recycled platform, with or without added technologies. Of our consolidated net sales in fiscal 2021, 2022, and 2023, REPREVE Fiber sales comprised 37%, 36% and 30%, or $245,832, $293,080, and $186,161, respectively. The decline in such REPREVE Fiber sales for fiscal 2023 was driven primarily by weak global demand and lower sales volume for our Asia Segment.

Capital Investments

In fiscal 2018, we completed a significant, three-year capital investment plan to increase our manufacturing capabilities and capacity, expand our technological foundation, and customize our asset base to improve our ability to deliver small-lot and high-value solutions. These investments were made primarily for the Americas Segment.

Most notably, we made significant investments in the production and supply chain for REPREVE, including backward integration by building a bottle processing facility and additional production lines in the REPREVE Recycling Center.

Subsequent to the multi-year capital investment plan, our capital investments ranged from approximately $15,000 to $25,000 each fiscal year, and most recently included making (i) further improvements in production capabilities and technological enhancements in the Americas and (ii) annual maintenance capital expenditures.

Fiscal 2021 through 2023 capital investments increased in connection with our planned investment of approximately $100,000 into the Americas and Brazil Segments for new eAFK Evo texturing machinery that has significant efficiency, productivity, and flexibility benefits over our legacy equipment. We are encouraged by the performance metrics surrounding the eAFK Evo texturing machines currently operating in our facilities, and we expect these upgrades to generate meaningful investment returns in the future when product demand recovers. When approximately 75% of the $100,000 project was completed in March 2023 and all related investments for the Brazil Segment had been completed, UNIFI negotiated a contract modification with the equipment vendor because of the weaker demand environment in fiscal 2023. The contract modification was executed at a cost to UNIFI of $623 and allows UNIFI to delay the remaining equipment purchases and installation activities for 18 months, such that approximately $25,000 of capital expenditures originally expected over the March 2023 to September 2024 period are now expected to occur over the September 2024 to March 2026 period. This action allows for improved short- and mid-term liquidity in light of the current subdued levels of sales and facility utilization and allows for a better matching of future capital expenditures with expected higher levels of future business activity.

In fiscal 2024, we expect to invest between $14,000 and $16,000 in capital projects, including making further improvements in production capabilities and technological enhancements in the Americas and annual maintenance capital expenditures.

Nonetheless, as demonstrated in fiscal 2023, economic disruptions and other factors could adversely impact the speed at which we invest in capital projects, as we continue to prioritize liquidity, safety, and maintenance.

Share Repurchases

In addition to capital investments and debt retirement, UNIFI may utilize excess cash for strategic share repurchases. On October 31, 2018, UNIFI announced that the Company's Board of Directors (the “Board”) approved a share repurchase program (the “2018 SRP”) under which UNIFI is authorized to acquire up to $50,000 of its common stock. Under the 2018 SRP, purchases may be made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements, and other factors. The share repurchase authorization is discretionary and has no expiration date.

As of July 2, 2023, UNIFI had repurchased 701 shares at an average price of $15.90 per share, none of which occurred in fiscal 2023, leaving $38,859 available for repurchase under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

Developments in Principal Markets

Americas

Our operations in the U.S., El Salvador and Colombia utilize the Dominican Republic—Central America Free Trade Agreement (“CAFTA-DR”) and the United States-Mexico-Canada Agreement (“USMCA”). Prior to the establishment of the USMCA, we benefited from a similar, historical agreement known as the North American Free Trade Agreement (“NAFTA”).

Over the last several years, apparel production experienced growth in the North and Central America regions, which comprise the principal markets for UNIFI’s Americas Segment. The share of synthetic apparel production for these regions as a percentage of U.S. retail stabilized at approximately 18%. The CAFTA-DR region, which continues to be a competitive alternative to Asian supply chains for textile products, maintained its share of synthetic apparel supply to U.S. retailers. The relative share of synthetic apparel versus cotton apparel as a proportion of the overall apparel market increased and provided growth for the consumption of synthetic yarns within the CAFTA-DR region.

During the last six fiscal years, several key drivers affected our financial results in the Americas. During fiscal 2018 and 2019, our operations in the U.S. were unfavorably impacted by (i) rising raw material costs and (ii) a surge of imported polyester textured yarn that depressed our pricing, market share, and fixed cost absorption. During fiscal 2020, our financial results began to improve following more stable import and raw material cost environments. However, the COVID-19 pandemic had a significant unfavorable impact to product demand and our annual profitability suffered accordingly. Near the end of fiscal 2020, we divested a minority interest investment and significantly improved our liquidity position, supporting business preservation and the ability to capture long-term growth opportunities. Throughout fiscal 2021, our businesses experienced sequential improvement alongside global demand and economic recovery, and we capitalized on profitable opportunities that fueled strong consolidated results. Throughout fiscal 2022 and 2023, we experienced adverse pressure from rising input costs and weakening manufacturing productivity. In addition, in fiscal 2023, the Americas Segment experienced lower volumes as a result of lower global demand in connection with the inventory destocking efforts of major brands and retailers. Looking ahead, we believe our operations remain well-positioned to capture long-term growth opportunities, and we are working to mitigate any potential recessionary impacts.

Brazil

UNIFI’s Brazilian operations play a key role in our strategy. This segment is primarily impacted by (i) price pressures from imported fiber, fabric, and finished goods (similar to our U.S. operations), (ii) the inflation rate in Brazil, and (iii) changes in the value of the Brazilian Real (“BRL”). Competition and economic and political volatility remain challenging conditions in South America, despite our strong performance in fiscal 2021 and 2022, thus UNIFI continues to (i) aggressively pursue mix enrichment and market share by working with customers to develop programs using our differentiated products, including REPREVE, and (ii) implement process improvements and manufacturing efficiency plans to help lower per-unit costs. In addition, our installation of eAFK Evo machinery in Brazil has been highly successful in generating manufacturing efficiencies and the associated finished goods have been highly regarded by customers.

Asia

UNIFI’s Asia operations remain an important part of our strategy due to the significant capacity and production that exists in Asia, which enhances our ability to service customers with global supply chains. Competition in the Asia region remains high; however, interest and demand for UNIFI’s products in Asia have helped support strong underlying sales volumes in recent years. We are encouraged by programs undertaken with key brands and retailers that benefit from the diversification and innovation of our global portfolio and expect a rebound in the Asian market in the second half of fiscal 2024.

Looking ahead, we expect to expand into additional markets in India, Europe, Africa, and the Middle East utilizing the asset-light supply chain and service model that has been successful for us in Asia.

As we expand our operations outside of the Americas, we will continue to evaluate the level of capital investment required to support the needs of our customers and we intend to allocate our resources accordingly.

Industry Overview

UNIFI operates in the textile industry and, within that broad category, the respective markets for yarns, fabrics, fibers, and end-use products, such as apparel and hosiery, automotive, industrial, medical, and home furnishings, among others. Even though the textile industry is global, there are several distinctive regional or other geographic markets that often shape the business strategies and operations of participants in the industry. Because of free trade agreements and other trade regulations entered into by the U.S. government, the U.S. textile industry, which is otherwise a distinctive geographic market on its own, is often considered in conjunction with other geographic markets or regions in North, South, and Central America.

According to data compiled by PCI WoodMackenzie, a global leader in research and analysis for the polyester and raw material markets, global demand for polyester yarns has grown steadily since 1980. In calendar 2003, polyester replaced cotton as the fiber with the largest percentage of worldwide fiber sales. Global polyester consumption has accounted for an estimated 56% of global fiber consumption, and global demand was projected to increase by approximately 3.0% to 3.5% annually through calendar 2025. Global nylon consumption accounts for an estimated 5% of global fiber consumption. Additionally, due to the higher cost of nylon, the industry may transition certain products from nylon to polyester. The polyester and nylon fiber sectors together account for approximately 62% of North American textile consumption.

According to the National Council of Textile Organizations, the U.S. textile and apparel industry’s total shipments were approximately $65.8 billion for calendar 2022 as the U.S. textile and apparel industry exported nearly $34.0 billion of textile and apparel products. The U.S. textile industry remains a large manufacturing employer.

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

A significant number of UNIFI’s customers in the apparel market produce finished goods that meet the eligibility requirements for duty-free treatment in the regions covered by the Americas Segment and the Colombia and Peru free trade agreements (collectively, the “Regional FTAs”). The Regional FTAs contain rules of origin requirements in order for covered products to be eligible for duty-free treatment. In the case of textiles such as fabric, yarn (such as POY), fibers (filament and staple), and certain garments made from them, the products are generally required to be fully formed within the respective regions. UNIFI is the largest filament yarn manufacturer, and one of the few producers of qualifying synthetic yarns, in the regions covered by the Regional FTAs.

The U.S.'s adoption of the USMCA in calendar 2020 did not significantly impact textile and apparel trade in the region. The USMCA includes strong rules of origin and closed several loopholes in the NAFTA that allowed non-originating inputs, such as sewing thread, pocketing, and narrow elastic fabrics.

U.S. legislation commonly referred to as the “Berry Amendment” stipulates that certain textile and apparel articles purchased by the U.S. Department of Defense must be manufactured in the U.S. and must consist of yarns and fibers produced in the U.S. UNIFI believes it is the largest producer of polyester and nylon filament yarns for Berry Amendment compliant purchasing programs.

UNIFI refers to fibers sold with specific rules of origin requirements under the Regional FTAs and the Berry Amendment, as “Compliant Yarns.” Approximately half of UNIFI’s sales within the Americas Segment are sold as Compliant Yarns under the terms of the Regional FTAs or the Berry Amendment.

UNIFI believes the requirements of the rules of origin and the associated duty-free cost advantages in the Regional FTAs, together with the Berry Amendment and the growing demand for supplier responsiveness and improved inventory turns, will ensure that a portion of the existing textile industry will remain based in the Americas. UNIFI expects that the region covered by the Americas Segment will continue to maintain its share of apparel production as a percentage of U.S. retail. UNIFI believes the remaining synthetic apparel production within these markets is more specialized and defensible, and, in some cases, apparel producers are bringing programs back to this region as part of a balanced sourcing strategy for certain brands and retailers. Because UNIFI is the largest of only a few significant producers of Compliant Yarns under the Regional FTAs, UNIFI continues to leverage its eligibility status for duty-free processing to increase its share of business with regional and domestic fabric producers who ship their products into this region.

Over the longer term, the textile industry in this region is expected to continue to be impacted by Asian supply chains where costs are much lower and regulation is limited.

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

In response to antidumping and countervailing duty cases filed with the Commerce Department and the ITC in October 2018, the Commerce Department announced on April 29, 2019 affirmative preliminary countervailing duty determinations on unfairly subsidized imports of polyester textured yarn from (i) China at rates of 32% or more and (ii) India at rates of 7% or more. Subsequently, the Commerce Department and the ITC completed their investigations and began imposing associated final duties on imports. Pursuant to the conclusion of these investigations, subject imports from China and India are assessed combined antidumping and countervailing duty rates of 97% and higher and 18% and higher, respectively, in addition to normal course duties in effect. The positive developments in our pursuit of relief from low-cost and subsidized imports are critical steps in our efforts to compete against imported yarns that have flooded the U.S. market in recent years.

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

Competition

The industry in which UNIFI operates is global and highly competitive. UNIFI competes not only as a global yarn producer, but also as part of a regional supply chain for certain textile products. For sales of Compliant Yarns, UNIFI competes with a limited number of foreign and domestic producers of polyester and nylon yarns. For sales of non-Compliant Yarns, UNIFI competes with a larger number of foreign and domestic producers of polyester and nylon yarns that can meet the required customer specifications of quality, reliability, and timeliness. UNIFI is affected by imported textile, apparel, and hosiery products, which adversely impact demand for UNIFI’s polyester and nylon products in certain of its markets. Several foreign competitors have significant advantages, including lower wages, raw material costs, and capital costs and favorable foreign currency exchange rates against the U.S. Dollar (“USD”), any of which could make UNIFI’s products, or the related supply chains, less competitive. While competitors have traditionally focused on high-volume commodity products, they are now increasingly focused on specialty products that UNIFI historically has been able to leverage to generate higher margins.

UNIFI’s major competitors in the Americas region for polyester yarns are Aquafil O'Mara; United Textiles of America S.de R.L. de C.V.; NanYa Plastics Corp. of America (“NanYa”); AKRA, S.A. de C.V.; and C S Central America S.A. de C.V.

UNIFI’s major competitors in Brazil are traders of imported yarns and fibers.

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

Raw Materials, Suppliers and Sourcing

The primary raw material supplier for the Americas Segment of virgin Chip and POY is NanYa. For the Brazil Segment, Reliance Industries, Ltd. is the primary supplier of POY. The primary suppliers of nylon raw materials for the Americas Segment are U.N.F. Industries Ltd. (“UNF”); UNF America, LLC (“UNFA”); The LYCRA Company; and Nilit Ltd. Each of UNF and UNFA is a joint venture owned 50% by UNIFI. Currently, there are multiple domestic and foreign suppliers available to fulfill UNIFI’s sourcing requirements for its recycled products. The majority of plastic bottles we utilize in the U.S. are obtained in open-market transactions from various entities throughout the U.S., while our Asian subsidiaries source recycled materials from various countries and entities throughout Asia.

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

UNIFI’s bottle processing facility in Reidsville, North Carolina provides a high-quality source of Flake for the REPREVE Recycling Center as well as for sale to external parties. Combined with recent technological advancements in recycling, we believe the Flake produced at the bottle processing facility enhances our ability to grow REPREVE into other markets, such as nonwovens, carpet fiber, and packaging.

The prices of the principal raw materials used by UNIFI continuously fluctuate, and it is difficult or impossible to predict trends or upcoming developments. During fiscal 2020 and 2021, UNIFI operated in a predominantly decreasing polyester raw material cost environment. During fiscal 2022, UNIFI operated in a predominantly increasing polyester raw material cost environment. During fiscal 2023, the prices of polyester raw materials used by UNIFI began to decrease from their peak during the summer of calendar 2022.

We consider the raw material price decreases during most of fiscal 2020 and fiscal 2021 to be the result of a decline in COVID-related global demand, while increasing raw material prices during the second half of fiscal 2021 and most of fiscal 2022 appeared to reflect global demand rebounds and inflationary pressures. We consider the raw material price decreases during most of fiscal 2023 to be the result of a decline in global demand. The continuing volatility in global crude oil prices is likely to impact UNIFI’s polyester and nylon raw material costs, but it is not possible to predict the timing or amount of the impact or whether the movement in crude oil prices will stabilize, increase, or decrease. In any event, UNIFI monitors these dynamic factors closely and does not currently engage in hedges of polyester or nylon raw materials.

Products, Technologies and Related Markets

Our virgin and recycled products sold across all geographies range from specialty, value-added to commodity. We provide products to a variety of end-use markets, principally apparel, industrial, furnishings, and automotive.

We estimate consolidated net sales for fiscal 2023 were distributed across our primary end markets as listed below.

•
Apparel (including hosiery and footwear) represented approximately 65% of our consolidated net sales.
•
Industrial represented approximately 11% of our consolidated net sales, and includes medical, belting, tapes, filtration, ropes, protective fabrics, and awnings.
•
Furnishings (including both contract and home furnishings) represented approximately 9% of our consolidated net sales, and are largely dependent upon the housing market, which, in turn, is influenced by consumer confidence and credit availability.
•
Automotive represented approximately 4% of our consolidated net sales.
•
All other markets represented approximately 11% of our consolidated net sales.

UNIFI also adds value to the overall supply chain for textile products and increases consumer demand for UNIFI’s own products through the development and introduction of branded yarns and technologies that provide unique sustainability, performance, comfort, and aesthetic advantages. UNIFI’s branded portion of its yarn portfolio continues to provide product differentiation to brand partners, mills, and consumers. UNIFI’s branded yarns can be found in a variety of products of well-known international brands, retailers, and department stores.

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

As we continue to diversify our portfolio beyond apparel and pursue new end markets, we expect to gain margin accretive sales and improve facility utilization.

Customers

UNIFI’s Americas Segment, Brazil Segment, and Asia Segment serve approximately 500, 400, and 600 customers, respectively, all in a variety of geographic markets. UNIFI’s products are manufactured according to customer specifications and are shipped based upon customer order requirements. Customer payment terms are generally consistent with prevailing industry practices for the geographies in which we participate.

UNIFI’s consolidated net sales are not materially dependent on a single direct customer and no single direct customer accounts for 10% or more of UNIFI’s consolidated net sales. One direct customer, OIA Global, comprised 15% of the Asia Segment's sales in fiscal 2023. UNIFI’s top 10 direct customers accounted for approximately 26% of consolidated net sales for fiscal 2023 and approximately 28% of receivables as of July 2, 2023. However, UNIFI’s consolidated net sales are dependent on demand from a relatively small number of brand partners.

Sales and Marketing

UNIFI employs an internal sales force of approximately 60 persons operating out of sales offices primarily in the U.S., Brazil, China, El Salvador, Colombia, Turkey, and Europe. UNIFI also relies on independent sales agents for sales in several other countries. UNIFI seeks to create strong customer relationships and to build and strengthen those relationships throughout the supply chain. Through frequent communications with customers, partnering in product development, and engaging key downstream brands and retailers, UNIFI has created significant pull-through sales and brand recognition for its products. For example, UNIFI works with brands and retailers to educate and create demand for its products, including recent engagements involving REPREVE at multiple events and venues in the U.S. UNIFI then works with key fabric mill partners to develop specific fabrics for those brands and retailers utilizing UNIFI products. In many of these regards, UNIFI draws upon and integrates the resources of its research and development personnel. In addition, UNIFI is enhancing co-branding activations with integrated point-of-sale and online marketing with popular brands and retailers to enable consumers to find REPREVE and other performance technology products in multiple retail channels. Based on the establishment of many commercial and branded programs, this strategy has been successful for UNIFI.

Product Customization and Manufacturing Processes

UNIFI uses advanced production processes to manufacture its high-quality products cost-effectively in North America, Central America, and Brazil and transfers relevant technical knowledge to its asset light operations in Asia for manufacture with trusted supply chain partners. UNIFI believes that its flexibility and expertise in producing specialty recycled and synthetic products provide important development and commercialization advantages, in addition to the recent ability to integrate vertically with post-industrial and post-consumer materials.

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

Additional processing of UNIFI’s polyester POY includes texturing, dyeing, twisting, beaming, draw winding, and covering. The texturing process involves the use of high-speed machines to draw, heat, and false-twist POY to produce yarn with different physical characteristics, depending on its ultimate end-use. Texturing gives the yarn greater bulk, strength, stretch, consistent dye-ability, and a softer feel, thereby making it suitable for use in the knitting and weaving of fabric. Solution dyeing and package dyeing allow for matching of customer-specific color requirements for yarns sold into various markets. Twisting incorporates real twist into filament yarns, which can be sold for a variety of uses, such as sewing thread, home furnishings, and apparel. Beaming places both textured and covered yarns onto beams to be used by customers in warp knitting and weaving applications. The draw winding process utilizes heat and draws POY to produce mid-tenacity, flat yarns. Lastly, covering operations utilize a spandex core to produce yarns with more stretch, compression, or comfort.

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

For fiscal 2023, 2022, and 2021, UNIFI incurred $10,871, $12,103, and $11,483, respectively, in costs for research and development (including salaries and benefits of the personnel involved in those efforts).

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

UNIFI also employs its innovative manufacturing know-how, methods, and processes to produce and deliver proprietary solutions to customers and brand partners. UNIFI relies on the copyright and trade secret laws of the U.S. and other countries, as well as nondisclosure and confidentiality agreements, to protect these rights.

Human Capital

As of July 2, 2023, UNIFI had approximately 2,800 employees, which includes approximately 200 individuals working under temporary labor contracts. The number of employees in each of the Americas, Brazil, and Asia Segments and the corporate office were approximately 2,000, 610, 90, and 100, respectively, at July 2, 2023. While employees of our Brazil Segment are unionized, none of the labor forces employed by UNIFI’s domestic or other foreign subsidiaries are currently covered by a collective bargaining agreement. UNIFI believes the Company has a good relationship with its employees.

We believe in the importance of the retention, growth, and development of our employees. UNIFI endeavors to offer competitive compensation and benefits packages to our employees, as well as professional development opportunities to cultivate talent throughout the organization. We focus on employee health and safety initiatives, with thorough training and monitoring practices to enhance workplace safety. We also value people and ideas from varying backgrounds and are constantly striving to create a more diverse workforce and inclusive organization.

Geographic Data

Geographic information reported in conformance with U.S. generally accepted accounting principles (“GAAP”) is included in Note 24, “Business Segment Information,” to the accompanying consolidated financial statements. Information regarding risks attendant to UNIFI’s foreign operations is included in “Item 1A. Risk Factors” in this report.

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

Working Capital

UNIFI funds its working capital requirements through cash flows generated from operations, along with short-term borrowings, as needed. For more detailed information, see “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

Inflation

Prior to fiscal 2021, UNIFI’s input costs had experienced steady and predictable increases. However, in calendar 2021 and 2022, UNIFI, along with many other textile manufacturers and a range of other industries, began to experience above-average inflationary pressures on a range of input costs, including, but not limited to, labor, freight, energy, and raw materials. Accordingly, we began implementing responsive selling price adjustments during both fiscal 2021 and 2022 to protect gross margins. In calendar 2023, UNIFI experienced a slight decline in these inflationary pressures, but some of these input costs were still above historical levels. While our selling price adjustments have thus far been successful at mitigating much of the inflationary pressure that has occurred, further significant fluctuations in input costs may not be immediately recoverable via selling price adjustments and our gross margins could suffer. However, we monitor our input costs closely, and we expect to maintain our ability to respond quickly to cost fluctuations to minimize any potential adverse impacts to earnings.

Beyond the current inflationary environment experienced in fiscal 2022 and 2023, UNIFI expects that costs could continue to rise long term for certain consumables used to produce and ship its products, as well as for its utilities and labor. UNIFI expects to mitigate the impacts of such rising costs through increased operational efficiencies and increased selling prices, but rising inflation could be a factor that negatively impacts UNIFI’s profitability.

In the past, selling price adjustments were primarily associated with changes in the price of polyester and nylon raw materials, but the current environment requires that selling price adjustments accommodate significant increases in all categories of input costs, including packaging, supplies, additives, and labor. For the majority of our portfolio, we were able to implement selling price adjustments to protect gross margins in fiscal 2022. However, some selling price adjustments in the U.S. and Central America were not realized rapidly enough in fiscal 2022 to avoid temporary gross margin declines in certain portions of our portfolio. While we navigated the dynamic cost environment during fiscal 2021 through 2023 better than in earlier prior years, fixed cost absorption and manufacturing productivity have adversely impacted our gross margin and remain current headwinds to UNIFI’s profitability, most notably in the Americas Segment.

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

On September 30, 2004, Unifi Kinston, LLC (“UK”), a subsidiary of Unifi, Inc., completed its acquisition of polyester filament manufacturing assets located in Kinston, North Carolina (“Kinston”) from INVISTA. The land for the Kinston site was leased pursuant to a 99-year ground lease (the “Ground Lease”) with E.I. DuPont de Nemours (“DuPont”). Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the U.S. Environmental Protection Agency and the North Carolina Department of Environmental Quality (the “DEQ”) pursuant to the Resource Conservation and Recovery Act Corrective Action program. The program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and remediate the AOCs to comply with applicable regulatory standards. Effective March 20, 2008, UK entered into a lease termination agreement associated with conveyance of certain assets at the Kinston site to DuPont. This agreement terminated the Ground Lease and relieved UK of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to UK’s period of operation of the Kinston site, which was from 2004 to 2008. At this time, UNIFI has no basis to determine if or when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same. UK continues to own property (the “Kentec site”) acquired in the 2004 transaction with INVISTA that has contamination from DuPont’s prior operations and is monitored by DEQ. The Kentec site has been remediated by DuPont, and DuPont has received authority from DEQ to discontinue further remediation, other than natural attenuation. Prior to transfer of responsibility to UK, DuPont and UK had a duty to monitor and report the environmental status of the Kentec site to DEQ. Effective April 10, 2019, UK assumed sole remediator responsibility of the Kentec site pursuant to its contractual obligations with INVISTA and received $180 of net monitoring and reporting costs due from DuPont. In connection with monitoring, UK expects to sample and report to DEQ annually. At this time, UNIFI does not expect any active site remediation will be required but expects that any costs associated with active site remediation, if ever required, would likely be immaterial.

Joint Ventures and Unconsolidated Affiliates

UNIFI participates in two joint ventures that supply raw materials to the Americas Segment, one located in the U.S. and one in Israel. As of July 2, 2023, UNIFI had $2,997 recorded for these investments in unconsolidated affiliates. Other information regarding UNIFI’s unconsolidated affiliates is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the subheading “Investments in Unconsolidated Affiliates” in Note 10, "Other Non-Current Assets," to the accompanying consolidated financial statements.

Available Information

UNIFI’s website is www.unifi.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements and other information we file with, or furnish to, the SEC are available free of charge on our website. We make these documents available as soon as reasonably practicable after we electronically transmit them to the SEC. Except as otherwise stated in these documents, the information on our website or linked to or from our website is not a part of this report and is not incorporated by reference in this report or any of our other filings with the SEC. In addition, many of our corporate governance documents are available on our website, including our: Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Corporate Governance Guidelines, Code of Business Conduct and Ethics, Ethical Business Conduct Policy Statement, and Code of Ethics for Senior Financial and Executive Officers. Copies of such materials, as well as any of our SEC reports and all amendments thereto, may also be obtained without charge by writing to Unifi, Inc., 7201 West Friendly Avenue, Greensboro, North Carolina 27410, Attention: Corporate Secretary.

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

UNIFI competes not only against domestic and foreign yarn producers, but also against importers of foreign-sourced fabric, apparel, and other textile products into the U.S. and other countries in which UNIFI does business, particularly in Brazil with respect to commodity yarn products. The primary competitive factors in the textile industry include price, quality, product styling, performance attributes and differentiation, brand reputation, flexibility and location of production and finishing, delivery time, and customer service. The needs of certain customers and brand partners and the characteristics of particular products determine the relative importance of these various factors. A large number of UNIFI’s foreign competitors have significant competitive advantages that may include lower labor and raw material costs, production facilities in locations outside UNIFI’s existing supply chain, government subsidies, and favorable foreign currency exchange rates against the USD. If any of these advantages increase, if new and/or larger competitors emerge in the future, or if UNIFI’s brand reputation is detrimentally impacted, UNIFI’s products could become less competitive, and its sales and profits may decrease as a result. In particular, devaluation of the Chinese currency against the USD could result in UNIFI’s products becoming less competitive from a pricing standpoint and/or could result in the Americas region losing market share to Chinese imports, thereby adversely impacting UNIFI’s sales and profits. While foreign competitors have traditionally focused on commodity production, entities are now increasingly focused on value-added products and unbranded recycled products. Competition from unbranded recycled yarns has recently increased, and could drive market share losses for our flagship REPREVE brand. UNIFI may not be able to continue to compete effectively with foreign-made textile and apparel products, which would materially adversely affect its business, financial condition, results of operations or cash flows. Similarly, to maximize their own supply chain efficiency, customers and brand partners sometimes request that UNIFI’s products be produced and sourced from specific geographic locations that are in close proximity to the customer’s fabric mills or that have other desirable attributes from the customer’s perspective. These locations are sometimes situated outside the footprint of UNIFI’s existing global supply chain. If UNIFI is unable to move production based on customer requests or other shifts in regional demand, we may lose sales and experience an adverse effect on our business, financial condition, results of operations, or cash flows.

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

Petroleum-based chemicals and recycled plastic bottles comprise a significant portion of UNIFI’s raw materials. The prices for these products and related energy costs are volatile and dependent on global supply and demand dynamics, including geo-political risks. While UNIFI enters into raw material supply agreements from time to time, these agreements typically provide index pricing based on quoted market prices. Therefore, supply agreements provide only limited protection against price volatility. UNIFI attempts to pass on to its customers increases in raw material costs, but at times it cannot. When it can, there is typically a time lag that adversely affects UNIFI and its margins during one or more quarters. Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of certain raw materials in the prior quarter. Pricing adjustments for other customers must be negotiated independently. In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one to two fiscal quarters of the raw material price increase for its index priced customers and within two fiscal quarters of the raw material price increase for its non-index priced customers. UNIFI has lost in the past (and expects that it may lose in the future) customers to its competitors as a result of price increases. In addition, competitors may be able to obtain raw materials at a lower cost due to market regulations that favor local producers in certain foreign locations where UNIFI operates, and certain other market regulations that favor UNIFI over other producers may be amended or repealed. Additionally, inflation can have a long-term impact by increasing the costs of materials, labor, and/or energy, any of which costs may adversely impact UNIFI’s ability to maintain satisfactory margins. If UNIFI is not able to pass on such cost increases to customers in a timely manner (or if it loses a large number of customers to competitors as a result of price increases), the result could be material and adverse to its business, financial condition, results of operations, or cash flows.

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

UNIFI’s future success will depend in part on its ability to protect and preserve its intellectual property rights, and UNIFI’s inability to enforce these rights could cause it to lose sales, reduce any competitive advantage it has developed, or otherwise harm its business.

UNIFI’s future success depends in part on its ability to protect and preserve its rights in the trademarks and other intellectual property it owns or licenses, including its proprietary know-how, methods, and processes. UNIFI relies on the trademark, copyright, and trade secret laws of the U.S. and other countries, as well as nondisclosure and confidentiality agreements, to protect its intellectual property rights. However, UNIFI may be unable to prevent third parties, employees, or contractors from using its intellectual property without authorization, breaching nondisclosure or confidentiality agreements, or independently developing technology that is similar to UNIFI’s. The use of UNIFI’s intellectual property by others without authorization may cause it to lose sales, reduce any competitive advantage UNIFI has developed, or otherwise harm its business.

Financial Risks

UNIFI has significant foreign operations, and its consolidated results of operations and business may be adversely affected by the risks associated with doing business in foreign locations, including the risk of fluctuations in foreign currency exchange rates.

UNIFI has foreign operations in Brazil, China, Colombia, El Salvador, and Turkey and participates in joint ventures located in Israel and the U.S. In addition, to help service its customers, UNIFI from time to time engages with third-party independent contractors to provide sales and distribution, manufacturing, and other operational and administrative support services in locations around the world. UNIFI serves customers throughout the Americas and Asia, as well as various countries in Europe. UNIFI’s foreign operations are subject to certain political, tax, economic, and other uncertainties not encountered by its domestic operations that can materially impact UNIFI’s supply chains or other aspects of its foreign operations. The risks of international operations include trade barriers, duties, exchange controls, national and regional labor strikes, social and political unrest, general economic risks, compliance with a variety of foreign laws (including tax laws), the difficulty of enforcing agreements and collecting receivables through foreign legal systems, taxes on distributions or deemed distributions to UNIFI or any of its U.S. subsidiaries, maintenance of minimum capital requirements, and import and export controls. UNIFI’s consolidated results of operations and business could be adversely affected as a result of a significant adverse development with respect to any of these risks.

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

During fiscal 2023, certain regional bank crises and failures generated additional uncertainty and volatility in the financial and credit markets. UNIFI currently holds the vast majority of its cash deposits with large foreign banks in our associated operating regions, and management believes that it has the ability to repatriate cash to the U.S. relatively quickly, although management recognizes that various inherent risks do exist in executing the repatriation of cash from foreign subsidiaries. If any of the financial institutions within our 2022 Credit Agreement or construction financing arrangement our lending counterparties are unable to perform on their commitments, our liquidity could be adversely impacted, and we may not be able to adequately fund our operations and pay our debts as they become due. We actively monitor all lending counterparties, and none have indicated that they may be unable to perform on their commitments. In addition, we periodically review our lending counterparties, considering the stability of the institutions and other aspects of the relationships. Based on our monitoring activities, we currently believe our lending counterparties will be able to perform their commitments.

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

Attempts to gain unauthorized access to our information technology systems have become increasingly more sophisticated over time. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases we might be unaware of an incident or its magnitude and effects. We carry cyber liability insurance against cyber attacks, with limits we deem adequate for the reimbursement for damage to our computers, equipment, and networks and resulting disruption of our operations. However, any disruption from a cyber attack could require substantial expenditures and recovery time in order to fully resume operations and could also have a material adverse effect on our operations and financial results to the extent losses are uninsured or exceed insurance recoveries and to the extent that such disruptions adversely impact our relationships with our customers. We have been a target of cybersecurity attacks in the past and, while such attacks have not resulted in a material impact on our operations, business, or customer relationships, such attacks could in the future.

The theft, unauthorized use, or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, or otherwise adversely affect our business. To the extent that any cybersecurity breach results in inappropriate disclosure of our customers’ or brand partners’ confidential information, we may incur significant liability and reputational harm as a result. In addition, devoting additional resources to the security of our information technology systems in the future could significantly increase the cost of doing business or otherwise adversely impact our financial results.

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

Changes in consumer spending, customer preferences, fashion trends, and end-uses for UNIFI’s products could weaken UNIFI’s competitive position and cause UNIFI’s products to become less competitive, and its sales and profits may decrease as a result. Additionally, the end-consumer retail and apparel markets may continue to experience difficult conditions and other transformations, which could have an adverse effect on UNIFI’s business and financial condition.

General Risks

Unfavorable changes in trade policies and/or violations of existing trade policies could weaken UNIFI’s competitive position significantly and have a material adverse effect on its business.

A number of markets within the textile industry in which UNIFI sells its products, particularly the apparel, hosiery, and home furnishings markets, are subject to intense foreign competition. Other markets within the textile industry in which UNIFI sells its products may in the future become subject to more intense foreign competition. There are currently a number of trade regulations and duties in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as those in China, India, and Vietnam. Political and policy-driven influences are subjecting international trade regulations to significant volatility. Future changes in such trade regulations or duties may make the price of UNIFI’s products less attractive than the goods of its competitors or the finished products of a competitor in the supply chain, which could have a material adverse effect on UNIFI’s business, financial condition, results of operations, or cash flows. Such changes in import duties in the U.S. and other countries in which we operate might also result in increased direct and indirect costs on items imported to support UNIFI’s operations and/or countervailing or responsive changes applicable to exports of our products outside the U.S.

According to industry experts and trade associations, there has been a significant amount of illegal transshipments of POY and apparel products into the U.S. and into certain other countries in the Americas region in which UNIFI competes. Illegal transshipment involves circumventing duties by falsely claiming that textiles and apparel are products of a particular country of origin (or include yarn of a particular country of origin) to avoid paying higher duties or to receive benefits from regional free trade agreements, such as USMCA/NAFTA and CAFTA-DR. If illegal transshipments are not monitored, and if enforcement is not effective to limit them, these shipments could have a material adverse effect on UNIFI’s business, financial condition, results of operations, or cash flows.

In order to compete effectively, we must attract, retain, and motivate qualified key employees, and our failure to do so could harm our business and our results of operations.

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

The COVID-19 pandemic negatively impacted the global economy, disrupted consumer spending, and affected global supply chains. Specifically, containment efforts in China have impacted our supply chain, negatively impacting the results of our Asia Segment. The long-term impact on our businesses is currently unknown.

UNIFI will continue to monitor the COVID-19 pandemic by prioritizing health and safety while delivering on customer demand. However, the COVID-19 pandemic could resurge or another epidemic or pandemic could arise, and, accordingly, could adversely affect our organization.

The risks associated with climate change, localized energy management initiatives, and other environmental impacts could negatively affect UNIFI’s business and operations.

UNIFI’s business is susceptible to risks associated with climate change, including, but not limited to, disruptions to our supply chain, which could potentially impact the production and distribution of our products and the availability and pricing of raw materials. Increased frequency and intensity of weather events could lead to supply chain disruption, energy and resource rationing, or an adverse event at one of our manufacturing facilities or the facilities of our manufacturing partners. Further, regulatory responses to climate change could adversely affect our operations. For instance, the recent energy management initiatives in China temporarily constrained global supply chains and reduced supplier and customer activity. Additionally, weaknesses in energy infrastructure could result in supply disruptions that could indirectly affect our operations and could adversely impact our results of operations and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table contains information about the principal properties owned or leased by UNIFI as of July 2, 2023 (not in thousands):

Location	Principal Use	Approx. Total Area (Sq. Ft.)	Owned or Leased
Administrative
Greensboro, North Carolina	Corporate headquarters	121,000	Owned

Americas Segment
Domestic
Yadkinville, North Carolina	Manufacturing facility	261,000	Owned
Yadkinville, North Carolina	Manufacturing facility	212,000	Owned
Yadkinville, North Carolina	Manufacturing facility	812,000	Owned
Yadkinville, North Carolina	Manufacturing facility	413,000	Owned
Yadkinville, North Carolina	Manufacturing facility	147,000	Owned
Yadkinville, North Carolina	Warehouse	400,000	Owned
Yadkinville, North Carolina	Warehouse	120,000	Owned
Yadkinville, North Carolina	Warehouse	217,000	Owned
Yadkinville, North Carolina	Warehouse	61,000	Leased
Yadkinville, North Carolina	Warehouse	82,000	Leased

Reidsville, North Carolina	Manufacturing facility	384,000	Owned
Reidsville, North Carolina	Manufacturing facility	160,000	Owned

Madison, North Carolina	Manufacturing facility	947,000	Owned
Madison, North Carolina	Warehouse	31,000	Owned

Foreign
Ciudad Arce, El Salvador	Manufacturing facility	132,000	Leased
Ciudad Arce, El Salvador	Warehouse	59,000	Leased

Bogota, Colombia	Manufacturing facility	31,000	Owned
Bogota, Colombia	Sales office	1,000	Leased

Brazil Segment
Foreign
Alfenas, Brazil	Manufacturing facility	355,000	Owned
Alfenas, Brazil	Warehouse	356,000	Owned
Sao Paulo, Brazil	Corporate office	13,000	Leased

Asia Segment
Foreign
Suzhou, China	Sales office	16,000	Leased
Suzhou, China	Warehouse	75,000	Leased
Suzhou, China	Warehouse	59,000	Leased

Management believes all of UNIFI’s operating properties are well maintained and in good condition. In fiscal 2023, UNIFI’s manufacturing facilities in the Americas Segment operated below capacity for most of the year, primarily due to a decline in demand throughout the apparel supply chains. Management does not perceive any capacity constraints in the foreseeable future.

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

Edmund M. Ingle – Age: 58 – Mr. Ingle has served as Chief Executive Officer of UNIFI and a member of the Board since June 2020. From May 2019 to June 2020, he served as Chief Executive Officer of the Recycling group of Indorama Ventures, a world-class chemicals company and a global integrated leader in PET and fibers serving major customers in diversified end-use markets. From May 2018 to May 2019, he was Chairperson and Chief Executive Officer of Indorama’s Wellman International division. Prior to that, Mr. Ingle was with UNIFI for approximately 30 years, during which time he held various key leadership positions, including Vice President of Global Corporate Sustainability, Vice President of Supply Chain, General Manager of the Company’s Flake and Chip business, Vice President and General Manager of REPREVE® Polymers, General Manager of the Company’s Nylon business, and Director of Global Procurement.

Albert P. Carey – Age: 71 – Mr. Carey has served as Executive Chairman of the Board since April 2019. Mr. Carey previously served as Non-Executive Chairman of the Board from January 2019 to March 2019. In March 2019, Mr. Carey retired from PepsiCo, Inc., a consumer products company, after a 38-year career with the company in which he held a number of senior leadership roles, including Chief Executive Officer of PepsiCo North America from March 2016 to January 2019, Chief Executive Officer of PepsiCo North America Beverages from July 2015 to March 2016, Chief Executive Officer of PepsiCo Americas Beverages from September 2011 to July 2015, and President and Chief Executive Officer of Frito-Lay North America from June 2006 to September 2011.

Craig A. Creaturo – Age: 53 – Mr. Creaturo has served as Executive Vice President & Chief Financial Officer of UNIFI since September 2019. Mr. Creaturo served as Chief Financial Officer & Vice President-Administration of Chromalox, Inc., an advanced thermal technologies manufacturing company, from February 2015 to March 2019. Prior to that, he served as Chief Financial Officer of II-VI Incorporated (“II-VI”), a publicly traded global leader in engineered materials and optoelectronic components, from 2004 to 2014, Treasurer of II-VI from 2000 to 2014, and Corporate Controller of II-VI from 1998 to 2000. From 1992 to 1998, he held a variety of audit roles at Arthur Andersen LLP. Mr. Creaturo is a Certified Public Accountant in the Commonwealth of Pennsylvania. Mr. Creaturo has notified the Company that he will resign from all of his positions with the Company and its subsidiaries and affiliates, effective as of the end of the day on August 25, 2023.

Hongjun Ning – Age: 56 – Mr. Ning has served as an Executive Vice President of UNIFI since July 2020, President of Unifi Textiles (Suzhou) Co. Ltd. (“UTSC”) (UNIFI’s subsidiary in China) since March 2020, and President of Unifi Asia Pacific since June 2017. Previously, he served as Vice President of UTSC from September 2013 to June 2017, Director of Sales & Marketing of UTSC from August 2008 to September 2013, and General Manager, Sales & Marketing of a former UNIFI joint venture in China from January 2006 to August 2008.

Gregory K. Sigmon – Age: 33 – Mr. Sigmon, age 33, has served as an Executive Officer of UNIFI since July 2022 and as General Counsel and Corporate Secretary of the Company since June 2020. Previously, Mr. Sigmon served as a Vice President of UNIFI from June 2020 to July 2022 and as Assistant General Counsel of the Company from September 2019 to June 2020. Before joining UNIFI, Mr. Sigmon served as an officer in the legal department of BB&T Corporation (“BB&T”) in Winston-Salem, North Carolina, where he was a graduate of BB&T’s Leadership Development Program and held progressively senior roles from 2015 to 2019, including Vice President from April 2018 to August 2019 when he joined UNIFI. Mr. Sigmon is a member of the North Carolina State Bar.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

UNIFI’s common stock is listed for trading on the New York Stock Exchange (the “NYSE”) under the symbol “UFI.”

As of August 24, 2023, there were 117 record holders of UNIFI’s common stock. A significant number of the outstanding shares of common stock that are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. UNIFI estimates that there are approximately 4,350 beneficial owners of its common stock.

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

As of July 2, 2023, UNIFI had repurchased 701 shares of its common stock at an average price of $15.90 per share, leaving $38,859 available for repurchase under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

In fiscal 2023, UNIFI withheld 7 shares in satisfaction of tax withholding obligations under net share settle transactions of stock-based compensation awards.

In fiscal 2022, UNIFI repurchased 617 shares of its common stock at an average price of $14.84 per share.

PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

The below graphic comparison assumes the investment of $100 in each of UNIFI common stock, the S&P SmallCap 600 Index (a benchmark index containing inclusion characteristics closely associated with UNIFI) and the NYSE Composite Index (a broad equity market index), all at June 22, 2018. The resulting cumulative total return assumes that dividends, if any, were reinvested. Past performance is not indicative of future performance.

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/22/18
6/28/19
6/26/20
6/25/21
7/1/22
6/30/23
UFI
S&P SmallCap 600
NYSE Composite

	June 22, 2018	June 28, 2019	June 26, 2020	June 25, 2021	July 1, 2022	June 30, 2023
Unifi, Inc.	$100.00	$57.65	$37.02	$78.52	$44.48	$25.60
S&P 600	100.00	91.61	75.77	132.92	109.53	117.23
NYSE Composite	100.00	106.00	96.67	141.83	127.50	141.81

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying consolidated financial statements. Management’s discussion and analysis should be read in conjunction with the remainder of this report, with the understanding that forward-looking statements may be present. A reference to a “note” refers to the accompanying notes to consolidated financial statements.

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

We believe that further commercial expansion will require a continued stream of new technology and innovation that generates products with meaningful consumer benefits. Along with our recycled platform, UNIFI has significant yarn technologies that provide optimal performance characteristics for today’s marketplace, including moisture management, temperature moderation, stretch, ultra-violet protection, and fire retardation, among others. To achieve further growth, UNIFI remains focused on innovation, bringing to market the next wave of fibers and polymers for tomorrow’s applications. As we invest and grow, sustainability remains at our core. We believe that increasing the awareness for recycled solutions in applications across fibers and polymers and furthering sustainability-based initiatives with like-minded brand partners will be key to our future success. We also believe that our manufacturing processes and our technical knowledge and capabilities will allow us to grow market share and develop new textile programs with new and existing customers. Ultimately, we believe that combining leading-edge innovation with our prominent, high-quality brand and agile regional business model will allow for underlying sales and profitability growth.

Significant Developments and Trends

During the last six fiscal years, several key drivers affected our financial results.

•
During fiscal 2018 and 2019, our operations in the U.S. were unfavorably impacted by (i) rising raw material costs and (ii) a surge of imported polyester textured yarn that depressed our pricing, market share, and fixed cost absorption.
•
During fiscal 2020, our financial results began to improve following more stable import and raw material cost environments. However, the COVID-19 pandemic had a significant unfavorable impact to product demand and our annual profitability suffered accordingly. Near the end of fiscal 2020, we divested a minority interest investment and significantly improved our liquidity position, supporting business preservation and the ability to capture long-term growth opportunities.
•
Throughout fiscal 2021, our businesses experienced sequential improvement alongside global demand and economic recovery, and we capitalized on profitable opportunities that fueled strong consolidated results.
•
Throughout fiscal 2022, we experienced adverse pressure from rising input costs and a weakening of labor productivity primarily in our domestic operations.
•
Throughout fiscal 2023, we experienced a downturn in global textile demand as brands and retailers began to destock their inventory levels. Looking ahead, we believe our operations remain well-positioned to capture long-term growth opportunities and we are working to mitigate any potential recessionary impacts.

Once global economic pressures subside, we believe incremental revenue for the Americas Segment will be generated from both the polyester textured yarn trade petitions, along with continued demand for innovative and sustainable products. The Asia Segment continues to capture demand for recycled products and serves as a significant component of future growth. The Brazil Segment has returned to more normalized levels of performance and is expected to maintain healthy volumes and margins following the current pressures from low-cost imports. As the Asia market improves, the volume of low-cost Asian imports into Brazil is expected to decrease.

The following developments and trends occurred or were occurring in fiscal 2023.

•
Demand levels for the majority of our business lines in the Americas and Asia Segments experienced declines during fiscal 2023 as a result of lower global demand in connection with the inventory destocking efforts of major brands and retailers in addition to pandemic-related lockdowns in Asia, partially offset by higher selling prices in response to higher raw material and input costs.
•
Our REPREVE family of products continued to gain momentum with brands, retailers, and mill partners who value sustainability and UNIFI’s ability to produce leading-edge products with in-demand technologies.
•
The Americas Segment experienced weaker global demand, weak fixed cost absorption in connection with lower production, and overall higher raw material cost levels in beginning inventory, despite a decrease in raw material costs during fiscal 2023.
•
The Brazil Segment was able to capture market share from competitors, but incurred selling price pressures from lower cost imports.
•
The Asia Segment's sales growth slowed in fiscal 2023 due to a slowdown in global demand; however, there remains healthy demand for REPREVE, generating continued portfolio expansion.

Fluctuations in Raw Material Costs and Foreign Currency Exchange Rates

Raw material costs represent a significant portion of UNIFI’s product costs. The prices for the principal raw materials used by UNIFI continually fluctuate, and it is difficult or impossible to predict trends or upcoming developments.

The first half of fiscal 2021 included stable, lower raw material costs, while economic recovery, weather events, and supply chain challenges generated raw material cost increases during the second half of fiscal 2021 and the first half of fiscal 2022. For the majority of our portfolio, we were able to implement selling price adjustments throughout fiscal 2021 and 2022. However, recycled inputs in the U.S. experienced continued cost increases during fiscal 2022. Despite the responsive selling price increases, we still experienced meaningful gross profit pressure during fiscal 2022 and 2023, primarily from the U.S. labor shortage and speed at which input costs increased.

The continuing volatility in global crude oil prices is likely to impact UNIFI’s polyester and nylon raw material costs. While it is not possible to predict the timing or amount of the impact or whether the recent fluctuations in crude oil prices will stabilize, increase, or decrease, UNIFI monitors these dynamic factors closely. In addition, UNIFI attempts to pass on to its customers increases in raw material costs but due to market pressures, this is not always possible. When price increases can be implemented, there is typically a time lag that adversely affects UNIFI and its margins during one or more quarters. Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of certain raw materials in the prior quarter. Pricing adjustments for other customers must be negotiated independently. In ordinary market conditions in which raw material cost increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one or two fiscal quarters of the raw material price increase for all of its customers.

UNIFI is also impacted by significant fluctuations in the value of the Brazilian Real (the “BRL”) and the Chinese Renminbi (the “RMB”), the local currencies for our operations in Brazil and China, respectively. Appreciation of the BRL and the RMB improves our net sales and gross profit metrics when the results of our subsidiaries are translated into USDs at comparatively favorable rates. However, such strengthening may cause adverse impacts to the value of USDs held in these foreign jurisdictions. UNIFI expects continued volatility in the value of the BRL and the RMB to impact our key performance metrics and actual financial results, although the magnitude of the impact is dependent upon the significance of the volatility, and it is not possible to predict the timing or amount of the impact.

The BRL to USD weighted average exchange rate was 5.17, 5.21, and 5.38 for fiscal 2023, 2022, and 2021, respectively. The RMB to USD weighted average exchange rate was 6.94, 6.45, and 6.60 for fiscal 2023, 2022, and 2021, respectively.

Key Performance Indicators and Non-GAAP Financial Measures

UNIFI continuously reviews performance indicators to measure its success. These performance indicators form the basis of management’s discussion and analysis included below:

•
sales volume and revenue for UNIFI and for each reportable segment;
•
gross profit and gross margin for UNIFI and for each reportable segment;
•
net (loss) income and (loss) earnings per share ("EPS");
•
Segment Profit, which equals segment gross (loss) profit plus segment depreciation expense;
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

Review of Results of Operations for Fiscal 2023, 2022 and 2021

UNIFI’s fiscal 2023 and 2021 each consisted of 52 weeks, while its fiscal 2022 consisted of 53 weeks. The additional week in fiscal 2022 included approximately $8,700 of net sales, an insignificant impact to gross profit, and approximately $400 of selling, general and administrative expenses.

Consolidated Overview

The below tables provide:

•
the components of net (loss) income and the percentage increase or decrease over the prior fiscal year amounts,
•
a reconciliation from net (loss) income to EBITDA and Adjusted EBITDA, and
•
a reconciliation from net (loss) income to Adjusted Net (Loss) Income and Adjusted EPS.

Following the tables is a discussion and analysis of the significant components of net (loss) income.

Net (loss) income

	Fiscal 2023	% Change	Fiscal 2022	% Change	Fiscal 2021
Net sales	$623,527	(23.6)	$815,758	22.2	$667,592
Cost of sales	609,286	(17.1)	735,273	28.1	574,098
Gross profit	14,241	(82.3)	80,485	(13.9)	93,494
SG&A	47,345	(9.8)	52,489	2.2	51,334
Benefit for bad debts	(89)	(80.0)	(445)	(66.2)	(1,316)
Other operating expense (income), net	7,856	nm	(158)	(103.2)	4,865
Operating (loss) income	(40,871)	nm	28,599	(25.9)	38,611
Interest expense, net	5,468	nm	1,561	(42.6)	2,720
Earnings from unconsolidated affiliates	(896)	48.1	(605)	(18.1)	(739)
Recovery of non-income taxes, net	—	nm	815	(108.4)	(9,717)
(Loss) income before income taxes	(45,443)	nm	26,828	(42.1)	46,347
Provision for income taxes	901	(92.3)	11,657	(32.5)	17,274
Net (loss) income	$(46,344)	nm	$15,171	(47.8)	$29,073

nm – not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net (Loss) Income to EBITDA and Adjusted EBITDA are as follows.

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Net (loss) income	$(46,344)	$15,171	$29,073
Interest expense, net	5,468	1,561	2,720
Provision for income taxes	901	11,657	17,274
Depreciation and amortization expense (1)	27,020	25,986	25,293
EBITDA	(12,955)	54,375	74,360

Asset abandonment (2)	8,247	—	—
Contract modification costs (3)	623	—	—
Recovery of non-income taxes, net (4)	—	815	(9,717)
Adjusted EBITDA	$(4,085)	$55,190	$64,643

(1)
Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. Within the accompanying consolidated statements of cash flows, amortization of debt issuance costs is reflected in depreciation and amortization expense. In fiscal 2023, interest expense, net includes $273 of loss on debt extinguishment.
(2)
In fiscal 2023, UNIFI abandoned certain specialized machinery in the Americas and recorded an impairment charge. The impairment charge was recorded to reflect the lack of future positive cash flows associated with the machinery, following multiple years of investment recovery since its fiscal 2017 installation.
(3)
In fiscal 2023, UNIFI amended certain existing contracts related to future purchases of texturing machinery by delaying the scheduled receipt and installation of such equipment for approximately 18 months. UNIFI paid the associated vendor $623 to establish the 18-month delay.
(4)
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

Adjusted Net (Loss) Income and Adjusted EPS (Non-GAAP Financial Measures)

The tables below set forth reconciliations of (i) (Loss) Income before income taxes (“Pre-tax (Loss) Income”), Provision for income taxes (“Tax Impact”) and Net (Loss) Income to Adjusted Net (Loss) Income and (ii) Diluted EPS to Adjusted EPS.

	Fiscal 2023
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(45,443)	$(901)	$(46,344)	$(2.57)
Asset abandonment (1)	8,247	—	8,247	0.46
Contract modification costs (2)	623	—	623	0.03
Recovery of income taxes (3)	—	(3,799)	(3,799)	(0.21)
Adjusted results	$(36,573)	$(4,700)	$(41,273)	$(2.29)

Weighted average common shares outstanding				18,037

	Fiscal 2022
	Pre-tax Income	Tax Impact	Net Income	Diluted EPS
GAAP results	$26,828	$(11,657)	$15,171	$0.80
Recovery of non-income taxes, net (4)	815	(257)	558	0.03
Recovery of income taxes, net (5)	—	(1,446)	(1,446)	(0.07)
Adjusted results	$27,643	$(13,360)	$14,283	$0.76

Weighted average common shares outstanding				18,868

	Fiscal 2021
	Pre-tax Income	Tax Impact	Net Income	Diluted EPS
GAAP results	$46,347	$(17,274)	$29,073	$1.54
Recovery of non-income taxes, net (4)	(9,717)	3,304	(6,413)	(0.34)
Adjusted results	$36,630	$(13,970)	$22,660	$1.20

Weighted average common shares outstanding				18,856
(1)
In fiscal 2023, UNIFI abandoned certain specialized machinery in the Americas and recorded an impairment charge. The associated tax impact was estimated to be $0 due to a valuation allowance against net operating losses in the U.S.
(2)
In fiscal 2023, UNIFI amended certain existing contracts related to future purchases of texturing machinery by delaying the scheduled receipt and installation of such equipment in the U.S. and El Salvador for 18 months. UNIFI paid the associated vendor $623 to establish the 18-month delay. The associated tax impact was estimated to be $0 due to (i) a valuation allowance against net operating losses in the U.S. and (ii) UNIFI's effective tax rate in El Salvador.
(3)
In fiscal 2023, UNIFI recorded a recovery of income taxes in connection with filing amended tax returns in Brazil relating to certain income taxes paid in prior fiscal years following favorable legal rulings in fiscal 2023.
(4)
In fiscal 2021, UNIFI recorded a recovery of non-income taxes of $9,717 related to favorable litigation results for its Brazilian operations, generating overpayments that resulted from excess social program taxes paid in prior fiscal years. For fiscal 2022, UNIFI reduced the estimated benefit based on additional clarity and review of the recovery process.
(5)
In fiscal 2022, UNIFI recorded a recovery of income taxes in Brazil regarding certain income taxes paid in prior fiscal years.

Net Sales

Fiscal 2023 vs. Fiscal 2022

Consolidated net sales for fiscal 2023 decreased by $192,231, or 23.6%, and consolidated sales volumes decreased 25.3%, compared to fiscal 2022. The decreases occurred primarily due to lower volumes in the Americas and Asia Segments as a result of lower global demand in connection with the inventory destocking efforts of major brands and retailers in addition to pandemic-related lockdowns in Asia, partially offset by higher selling prices in response to higher raw material and input costs.

Consolidated weighted average sales prices increased 1.7%, primarily attributable to higher selling prices in response to higher input costs, partially offset by (a) competitive pricing pressures in Brazil and (b) a greater mix of Chip and Flake product sales in the Americas Segment.

REPREVE Fiber products for fiscal 2023 comprised 30%, or $186,161, of consolidated net sales, down from 36%, or $293,080, for fiscal 2022. The lower volumes and net sales in the Asia Segment, which has the highest portion of REPREVE® Fiber sales as a percentage of segment net sales, was the main driver for the lower REPREVE® Fiber sales.

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

Gross Profit

Fiscal 2023 vs. Fiscal 2022

Gross profit for fiscal 2023 decreased by $66,244, or 82.3%, compared to fiscal 2022. Gross profit decreased as a result of the decline in net sales combined with weak fixed cost absorption for the Americas Segment, where utilization and productivity are materially impactful to gross profit. Although raw material costs for the Americas Segment decreased meaningfully in the current fiscal year, the associated benefit was muted by low production levels, weak demand, and higher priced raw material inventory impacting gross margins in the first half of the fiscal year.

•
For the Americas Segment, gross profit decreased due to weaker global demand, weak fixed cost absorption in connection with lower production, and overall higher raw material cost levels in beginning inventory, despite a decrease in raw material costs during fiscal 2023.
•
For the Brazil Segment, gross profit decreased primarily due to the combination of high priced raw material inventory impacting gross margins in the first half of the fiscal year and decreasing market prices in Brazil due to low-cost import competition.
•
For the Asia Segment, gross profit decreased primarily due to lower sales volumes in connection with weaker global demand and pandemic-related lockdowns in Asia.

Fiscal 2022 vs. Fiscal 2021

Gross profit for fiscal 2022 decreased by $13,009, or 13.9%, compared to fiscal 2021. Although we experienced a significant increase in net sales, input cost and labor challenges negatively impacted our Americas gross profit, primarily in the last nine months of fiscal 2022.

•
For the Americas Segment, gross profit decreased due to higher-than-expected input costs primarily for raw material, labor, packaging, and supplies, along with weaker labor productivity, offsetting the benefit from the restoration of U.S. demand following the worst months of the COVID-19 pandemic.
•
For the Brazil Segment, gross profit decreased primarily due to lower volumes and a more normalized market environment in fiscal 2022 following the exceptional performance of the Brazil Segment in fiscal 2021.
•
For the Asia Segment, gross profit increased primarily due to higher sales volumes.

SG&A Expenses

The changes in SG&A expenses were as follows:

SG&A for fiscal 2021	$51,334
Net increase in marketing expenses	2,007
Other net increases	3,319
Net decrease in incentive and other compensation expenses	(4,171)
SG&A for fiscal 2022	$52,489

SG&A for fiscal 2022	$52,489
Net decrease in incentive expenses	(2,768)
Net decrease in professional fees	(1,104)
Net decrease in marketing expenses	(497)
Other net decreases	(775)
SG&A for fiscal 2023	$47,345

Fiscal 2023 vs. Fiscal 2022

SG&A expenses decreased from fiscal 2022, primarily due to (i) lower equity compensation in fiscal 2023 and (ii) lower discretionary expenses, including marketing and advertising.

Fiscal 2022 vs. Fiscal 2021

SG&A expenses increased from fiscal 2021, primarily due to higher discretionary expenses, including marketing, advertising, and travel, partially offset by lower incentive compensation for fiscal 2022.

Benefit for Bad Debts

Fiscal 2023 vs. Fiscal 2022

The benefit for bad debts decreased from a benefit of $445 in fiscal 2022 to a benefit of $89 in fiscal 2023. There was no material activity in each fiscal year.

Fiscal 2022 vs. Fiscal 2021

The provision for bad debts decreased from a benefit of $1,316 in fiscal 2021 to a benefit of $445 in fiscal 2022. The provision reflected no material activity in fiscal 2022. Fiscal 2021 reflected lower-than-expected credit losses on outstanding receivables following the adverse effects of the COVID-19 pandemic on customer financial health.

Other Operating Expense (Income), Net

Fiscal 2023 vs. Fiscal 2022

Other operating expense (income), net was income of $158 in fiscal 2022 and expense of $7,856 in fiscal 2023, which includes foreign currency transaction gains in fiscal 2022 and 2023. Fiscal 2023 also includes (i) $8,247 of impairment related to the abandonment of certain machinery constructed in fiscal 2017 and (ii) $623 paid to a vendor to facilitate an 18-month delay for equipment purchases.

Fiscal 2022 vs. Fiscal 2021

Other operating (income) expense, net was expense of $4,865 in fiscal 2021 and income of $158 in fiscal 2022, which primarily reflects (i) foreign currency transaction gains in fiscal 2022 and transaction losses in fiscal 2021 and (ii) a predominantly non-cash loss on disposal of assets of $2,809 recorded in fiscal 2021.

Interest Expense, Net

Fiscal 2023 vs. Fiscal 2022

Interest expense, net increased from fiscal 2022 to fiscal 2023. The increase was attributable to higher debt principal following continued capital investments and higher interest rates in fiscal 2023. Interest expense, net for fiscal 2023 included a $273 loss on debt extinguishment.

Fiscal 2022 vs. Fiscal 2021

Interest expense, net decreased from fiscal 2021 to fiscal 2022. The decrease was attributable to greater interest income in fiscal 2022, primarily generated from foreign cash on deposit.

Earnings from Unconsolidated Affiliates

There was no material activity for fiscal 2023, 2022, or 2021.

Recovery of Non-Income Taxes, Net

Brazilian companies are subject to various taxes on business operations, including turnover taxes used to fund social security and unemployment programs, commonly referred to as PIS/COFINS taxes. UNIFI, along with numerous other companies in Brazil, challenged the constitutionality of certain state taxes historically included in the PIS/COFINS tax base.

On May 13, 2021, Brazil’s Supreme Federal Court (the “SFC”) ruled in favor of taxpayers, and on July 7, 2021, the Brazilian Internal Revenue Service withdrew its existing appeal. Following the SFC decision, the federal government will not issue refunds for these taxes but will instead allow for the overpayments and associated interest to be applied as credits against future PIS/COFINS tax obligations.

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

Provision for Income Taxes

The change in consolidated income taxes is as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
(Loss) income before income taxes	$(45,443)	$26,828	$46,347
Provision for income taxes	901	11,657	17,274
Effective tax rate	(2.0)%	43.5%	37.3%

The effective tax rate is subject to variation due to a number of factors, including: variability in pre-tax and taxable income; the mix of income by jurisdiction; changes in deferred tax valuation allowances; and changes in statutes, regulations, and case law. Additionally, the impacts of discrete and other rate impacting items are greater when income before income taxes is lower.

Fiscal 2023 vs. Fiscal 2022

The decrease in the effective tax rate from fiscal 2022 to fiscal 2023 is primarily attributable to lower income for foreign subsidiaries, in combination with the impact of further losses in the U.S. and the associated valuation allowance for deferred tax assets in the current period. Additionally, a discrete tax benefit was recognized in the second quarter of fiscal 2023 related to the recovery of certain Brazilian income taxes paid in prior years.

Fiscal 2022 vs. Fiscal 2021

The increase in the effective tax rate from fiscal 2021 to fiscal 2022 is primarily attributable to (i) an increase in the valuation allowance in fiscal 2022 and (ii) a discrete benefit in fiscal 2021 for the retroactive GILTI high-tax exclusion. These increases are partially offset by (i) lower U.S. tax on GILTI in in fiscal 2022 and (ii) a discrete benefit in fiscal 2022 related to a favorable SFC ruling in Brazil.

Net (Loss) Income

Fiscal 2023 vs. Fiscal 2022

Net loss for fiscal 2023 was $46,344, or $2.57 per diluted share, compared to net income of $15,171, or $0.80 per diluted share, for fiscal 2022. The decrease was primarily attributable to (i) the decrease in gross profit, (ii) the associated adverse impact of lower U.S. earnings on the effective tax rate in fiscal 2023, and (iii) the charge for asset abandonment of certain machinery in fiscal 2023, partially offset by a discrete tax benefit was recognized in the second quarter of fiscal 2023 related to the recovery of certain Brazilian income taxes paid in prior years.

Fiscal 2022 vs. Fiscal 2021

Net income for fiscal 2022 was $15,171, or $0.80 per diluted share, compared to net income of $29,073, or $1.54 per diluted share, for fiscal 2021. The decrease in net income was primarily attributable to (i) lower gross profit, (ii) a higher effective tax rate in fiscal 2022, and (iii) the favorable impact of the recovery of non-income taxes in fiscal 2021.

Adjusted EBITDA

Adjusted EBITDA decreased from $55,190 for fiscal 2022 to ($4,085) for fiscal 2023, primarily in connection with the decrease in gross profit.

Adjusted EBITDA decreased from $64,643 for fiscal 2021 to $55,190 for fiscal 2022, consistent with the decrease in gross profit.

Adjusted Net (Loss) Income

Adjusted Net (Loss) Income decreased from $14,283 for fiscal 2022 to ($41,273) for fiscal 2023, commensurate with lower gross profit and an unfavorable effective tax rate.

Adjusted Net Income decreased from $22,660 for fiscal 2021 to $14,283 for fiscal 2022, commensurate with lower gross profit and an unfavorable effective tax rate.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for fiscal 2023, 2022, and 2021.

Americas Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Americas Segment are as follows:

	Fiscal 2023	% Change	Fiscal 2022	% Change	Fiscal 2021
Net sales	$389,662	(19.3)	$483,085	24.9	$386,779
Cost of sales	404,321	(11.8)	458,617	30.9	350,373
Gross (loss) profit	(14,659)	(159.9)	24,468	(32.8)	36,406
Depreciation expense	22,044	4.2	21,153	0.5	21,054
Segment Profit	$7,385	(83.8)	$45,621	(20.6)	$57,460

Gross margin	(3.8)%		5.1%		9.4%
Segment margin	1.9%		9.4%		14.9%

Segment net sales as a percentage of consolidated amount	62.5%		59.2%		57.9%

Segment Profit as a percentage of consolidated amount	19.3%		44.2%		49.6%

The changes in net sales for the Americas Segment are as follows:

Net sales for fiscal 2021	$386,779
Net change in average selling price and sales mix	80,337
Increase due to an additional week of sales in fiscal 2022	8,703
Increase in sales volumes	7,266
Net sales for fiscal 2022	$483,085

Net sales for fiscal 2022	$483,085
Decrease in sales volumes	(92,593)
Decrease due to an additional week of sales in fiscal 2022	(8,703)
Net change in average selling price and sales mix	7,873
Net sales for fiscal 2023	$389,662

The decrease in net sales for the Americas Segment from fiscal 2022 to fiscal 2023 was primarily attributable to lower sales volumes following weaker global textile demand.

The increase in net sales for the Americas Segment from fiscal 2021 to fiscal 2022 was primarily attributable to (i) higher average selling prices in response to increasing input costs and (ii) an additional week of sales in fiscal 2022.

The changes in Segment Profit for the Americas Segment are as follows:

Segment Profit for fiscal 2021	$57,460
Change in underlying margins and sales mix	(12,918)
Increase in sales volumes	1,079
Segment Profit for fiscal 2022	$45,621

Segment Profit for fiscal 2022	$45,621
Change in underlying margins and sales mix	(29,492)
Decrease in sales volumes	(8,744)
Segment Profit for fiscal 2023	$7,385

The decrease in Segment Profit for the Americas Segment from fiscal 2022 to fiscal 2023 was primarily attributable to lower production volumes driving weaker fixed cost absorption in connection with lower sales volumes. The difference in fiscal weeks was not meaningful to Segment Profit.

The decrease in Segment Profit for the Americas Segment from fiscal 2021 to fiscal 2022 was primarily attributable to the adverse impacts of higher input costs outpacing selling price adjustments and weaker labor productivity. The difference in fiscal weeks was not meaningful to Segment Profit.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Brazil Segment are as follows:

	Fiscal 2023	% Change	Fiscal 2022	% Change	Fiscal 2021
Net sales	$119,062	(5.6)	$126,066	31.4	$95,976
Cost of sales	106,900	8.1	98,925	53.9	64,281
Gross profit	12,162	(55.2)	27,141	(14.4)	31,695
Depreciation expense	2,035	35.7	1,500	14.1	1,315
Segment Profit	$14,197	(50.4)	$28,641	(13.2)	$33,010

Gross margin	10.2%		21.5%		33.0%
Segment margin	11.9%		22.7%		34.4%

Segment net sales as a percentage of consolidated amount	19.1%		15.5%		14.4%

Segment Profit as a percentage of consolidated amount	37.0%		27.8%		28.5%

The changes in net sales for the Brazil Segment are as follows:

Net sales for fiscal 2021	$95,976
Increase in average selling price and change in sales mix	26,343
Favorable foreign currency translation effects	2,757
Increase in sales volumes	990
Net sales for fiscal 2022	$126,066

Net sales for fiscal 2022	$126,066
Decrease in average selling price and change in sales mix	(19,862)
Increase in sales volumes	11,373
Favorable foreign currency translation effects	1,485
Net sales for fiscal 2023	$119,062

The decrease in net sales for the Brazil Segment from fiscal 2022 to fiscal 2023 was primarily attributable to selling price pressures from low-priced imports. The Brazil Segment has undertaken aggressive pricing (i) against low-priced competitive imports and (ii) in the pursuit of greater market share.

The increase in net sales for the Brazil Segment from fiscal 2021 to fiscal 2022 was primarily attributable to higher selling prices associated with higher input costs and favorable foreign currency translation effects.

The changes in Segment Profit for the Brazil Segment are as follows:

Segment Profit for fiscal 2021	$33,010
Decrease in underlying margins	(5,773)
Favorable foreign currency translation effects	1,063
Increase in sales volumes	341
Segment Profit for fiscal 2022	$28,641

Segment Profit for fiscal 2022	$28,641
Decrease in underlying margins	(17,494)
Increase in sales volumes	2,594
Favorable foreign currency translation effects	456
Segment Profit for fiscal 2023	$14,197
The decrease in Segment Profit for the Brazil Segment from fiscal 2022 to fiscal 2023 was primarily attributable to an overall decrease in gross margin mainly due to the decrease in selling prices discussed above and the impact of higher raw material costs in beginning inventory.

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

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Asia Segment are as follows:

	Fiscal 2023	% Change	Fiscal 2022	% Change	Fiscal 2021
Net sales	$114,803	(44.4)	$206,607	11.8	$184,837
Cost of sales	98,065	(44.8)	177,731	11.5	159,444
Gross profit	16,738	(42.0)	28,876	13.7	25,393
Depreciation expense	—	—	—	—	—
Segment Profit	$16,738	(42.0)	$28,876	13.7	$25,393

Gross margin	14.6%		14.0%		13.7%
Segment margin	14.6%		14.0%		13.7%

Segment net sales as a percentage of consolidated amount	18.4%		25.3%		27.7%

Segment Profit as a percentage of consolidated amount	43.7%		28.0%		21.9%

The changes in net sales for the Asia Segment are as follows:

Net sales for fiscal 2021	$184,837
Change in average selling price and sales mix	9,686
Net increase in sales volumes	8,298
Favorable foreign currency translation effects	3,786
Net sales for fiscal 2022	$206,607

Net sales for fiscal 2022	$206,607
Net decrease in sales volumes	(92,535)
Unfavorable foreign currency translation effects	(13,455)
Change in average selling price and sales mix	14,186
Net sales for fiscal 2023	$114,803

The decrease in net sales for the Asia Segment from fiscal 2022 to fiscal 2023 was primarily attributable to weaker global demand and pandemic-related lockdowns driving lower sales volumes, partially offset by a strong sales mix.

The increase in net sales for the Asia Segment from fiscal 2021 to fiscal 2022 was primarily attributable to the continued momentum of REPREVE-branded products contributing to underlying sales growth, partially offset by supply chain and shipping challenges in Asia in connection with pandemic-related lockdowns during the fourth quarter of fiscal 2022.

The changes in Segment Profit for the Asia Segment are as follows:

Segment Profit for fiscal 2021	$25,393
Change in underlying margins and sales mix	1,824
Increase in sales volumes	1,140
Favorable foreign currency translation effects	519
Segment Profit for fiscal 2022	$28,876

Segment Profit for fiscal 2022	$28,876
Decrease in sales volumes	(12,885)
Unfavorable foreign currency translation effects	(1,981)
Change in underlying margins and sales mix	2,728
Segment Profit for fiscal 2023	$16,738

The decrease in Segment Profit for the Asia Segment from fiscal 2022 to fiscal 2023 follows the decline in net sales and sales volumes discussed above, as the comparable gross margin rate for the Asia Segment improved due to a stronger sales mix.

The increase in Segment Profit for the Asia Segment from fiscal 2021 to fiscal 2022 was primarily attributable to higher sales volumes with a stronger sales mix in fiscal 2022.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service and share repurchases. UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the 2022 ABL Revolver (as defined below) of its credit facility.

As of July 2, 2023, all of UNIFI’s $140,899 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, and 99% of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital and total debt obligations as of July 2, 2023 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$292	$46,668	$46,960
Borrowings available under financing arrangements	55,735	—	55,735
Liquidity	$56,027	$46,668	$102,695

Working capital	$89,758	$132,307	$222,065
Total debt obligations	$140,899	$—	$140,899

For fiscal 2023, cash generated from operations was $4,740 and, at July 2, 2023, excess availability under the 2022 ABL Revolver was $55,735. Our liquidity position (calculated in the table above) remains elevated and is expected to be adequate to allow UNIFI to manage through the current macro-economic environment and to respond quickly to demand recovery.

UNIFI considers $43,664 of its unremitted foreign earnings to be permanently reinvested to fund working capital requirements and operations abroad, and has therefore not recognized a deferred tax liability for the estimated future taxes that would be incurred upon repatriation. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, UNIFI could be subject to additional tax liabilities of approximately $11,592.

Liquidity Considerations

Operationally, UNIFI navigated the impact on liquidity of the COVID-19 pandemic by diligently managing the balance sheet and operational spending, in addition to utilizing cash received from a minority interest divestiture in April 2020. Following the COVID-19 pandemic, global demand recovery allowed for strong results and cash generation in fiscal 2021. However, inflationary pressures and demand uncertainty throughout fiscal 2022 and 2023 created risks to liquidity.

Following the establishment of the 2022 Credit Agreement, UNIFI’s cash and liquidity positions are considered sufficient to sustain its operations and meet its growth needs. However, further degradation in the macroeconomic environment could introduce additional liquidity risk and require UNIFI to limit cash outflows for discretionary activities while further utilizing available and additional forms of credit. Since the onset of the COVID-19 pandemic and the date of this report, we have not taken advantage of rent, lease or debt deferrals, forbearance periods, or other concessions; or relied on supply chain financing, structured trade payables, or vendor financing.

Although short-term global demand appears somewhat uncertain, we do not currently anticipate that any adverse events or circumstances will place critical pressure on (i) our liquidity position; or (ii) our ability to fund our operations, capital expenditures, and expected business growth. Should global demand, economic activity, or input availability decline considerably for a prolonged period of time (for example, in connection with the Russia-Ukraine conflict or the macro-economic factors leading to inflation and a potential recession), UNIFI maintains the ability to (i) seek additional credit or financing arrangements and/or (ii) re-implement cost reduction initiatives to preserve cash and secure the longevity of the business and operations.

Additionally, UNIFI considers opportunities to repatriate existing cash to reduce debt and preserve or enhance liquidity. In fiscal 2023, we repatriated approximately $19,000 from our operations in Asia to the U.S. via an existing intercompany note and, after remitting the appropriate withholding taxes, utilized the cash to reduce our outstanding revolver borrowings, thereby increasing the availability. Management regularly evaluates such repatriations and believes that it has the ability to take additional, similar actions from time to time, as circumstances warrant.

Recognizing the continuing weak demand environment, in the third quarter of fiscal 2023, UNIFI negotiated a contract modification with an equipment vendor from which significant capital expenditures had occurred and were planned to continue through September 2024. The contract modification was executed at a cost to UNIFI of $623 and allows UNIFI to delay the associated equipment purchases and installation activities for 18 months, such that approximately $25,000 of capital expenditures originally expected over the March 2023 to September 2024 period are now expected to occur over the September 2024 to March 2026 period. This action allows for (i) improved short- and mid-term liquidity in light of the current subdued levels of sales and facility utilization and (ii) a better matching of future capital expenditures with expected higher levels of future business activity.

During fiscal 2024, we expect the majority of our capital will be deployed to support further working capital needs associated with recovering demand and product sales. Nonetheless, given the current global economic risks, we are prepared to act swiftly and diligently to ensure the vitality of the business.

Debt Obligations

The following table presents details for UNIFI’s debt obligations:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	July 2, 2023	July 2, 2023	July 3, 2022
ABL Revolver	October 2027	7.1%	$18,100	$41,300
ABL Term Loan	October 2027	6.6%	110,400	65,000
Finance lease obligations	(1)	4.8%	10,767	7,261
Construction financing	(2)	6.9%	1,632	729
Total debt			140,899	114,290
Current ABL Term Loan			(9,200)	(10,000)
Current portion of finance lease obligations			(2,806)	(1,726)
Unamortized debt issuance costs			(289)	(255)
Total long-term debt			$128,604	$102,309
(1)
Scheduled maturity dates for finance lease obligations range from March 2025 to May 2028, as further outlined in Note 4, “Leases.”
(2)
Refer to the discussion below under the subheading “Construction Financing” for further information.

ABL Facility and Amendments

On October 28, 2022, Unifi, Inc. and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with a syndicate of lenders. The 2022 Credit Agreement provides for a $230,000 senior secured credit facility (the “2022 ABL Facility”), including a $115,000 revolving credit facility (the "2022 ABL Revolver") and a term loan (the "2022 ABL Term Loan") that can be reset up to a maximum amount of $115,000, once per fiscal year, if certain conditions are met. The 2022 ABL Facility has a maturity date of October 28, 2027. The 2022 ABL Term Loan requires quarterly principal payments of $2,300 that began on February 1, 2023. Borrowings under the 2022 ABL Facility bear interest at SOFR plus 0.10% plus an applicable margin of 1.25% to 1.75%, or the Base Rate (as defined in the 2022 Credit Agreement) plus an applicable margin of 0.25% to 0.75%, with interest paid most commonly on a monthly basis.

In connection with the 2022 Credit Agreement, UNIFI recorded a $273 loss on debt extinguishment to interest expense in the second quarter of fiscal 2023.

Prior to entering into the 2022 Credit Agreement, Unifi, Inc. and certain of its subsidiaries maintained a similar credit agreement that established a $200,000 senior secured credit facility (the “Prior ABL Facility”), including a $100,000 revolving credit facility (the “Prior ABL Revolver”) and a term loan that could be reset up to a maximum amount of $100,000, once per fiscal year, if certain conditions were met (the “Prior ABL Term Loan”). The Prior ABL Facility had a maturity date of December 18, 2023 and the significant terms and conditions of the 2022 ABL Facility are nearly identical to those of the Prior ABL Facility.

Similar to the Prior ABL Facility, the 2022 ABL Facility is secured by a first-priority perfected security interest in substantially all owned property and assets (together with all proceeds and products) of Unifi, Inc., Unifi Manufacturing, Inc., and a certain subsidiary guarantor (collectively, the “Loan Parties”). It is also secured by a first-priority security interest in all (or 65% in the case of UNIFI’s first-tier controlled foreign subsidiary, as required by the lenders) of the stock of (or other ownership interests in) each of the Loan Parties (other than Unifi, Inc.) and certain subsidiaries of the Loan Parties, together with all proceeds and products thereof.

Similar to the Prior ABL Facility, if excess availability under the 2022 ABL Revolver falls below the Trigger Level (as defined in the 2022 Credit Agreement), a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a quarterly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of July 2, 2023 was $22,540. In addition, the 2022 ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the 2022 ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

Similar to the Prior ABL Facility, the applicable margin is based on (i) the excess availability under the 2022 ABL Revolver and (ii) the consolidated leverage ratio, calculated as of the end of each fiscal quarter. UNIFI’s ability to borrow under the 2022 ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventories and is subject to certain conditions and limitations. There is also a monthly unused line fee under the 2022 ABL Revolver of 0.25%.

As of July 2, 2023: UNIFI was in compliance with all financial covenants in the Credit Agreement; excess availability under the 2022 ABL Revolver was $55,735 and UNIFI had $0 of standby letters of credit. Management maintains the capability to improve the fixed charge coverage ratio utilizing existing foreign cash and cash equivalents.

UNIFI had maintained three interest rate swaps to fix LIBOR at approximately 1.9% on $75,000 of variable-rate debt. Such swaps terminated in May 2022 and no interest rate swaps were in effect during fiscal 2023.

UNIFI did not incur additional costs or administrative burdens during the transition from LIBOR to SOFR with the establishment of the 2022 Credit Agreement.

Finance Lease Obligations

During fiscal 2023, UNIFI entered into finance lease obligations totaling $5,629 for texturing machines. The maturity dates of these obligations occur during fiscal 2028 with interest rates between 4.4% and 6.2%.

During fiscal 2022, UNIFI entered into finance lease obligations totaling $2,493 for texturing machines. The maturity dates of these obligations occur during fiscal 2027 with interest rates between 3.0% and 4.4%.

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

Each borrowing under the agreement provides for 60 monthly payments, which will commence upon the completion of the construction period with a fixed interest rate of approximately SOFR plus 1.0% to 1.2%. In connection with this construction financing arrangement, UNIFI has borrowed a total of $9,755 and transitioned $8,123 of completed asset costs to finance lease obligations as of July 2, 2023.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the following five fiscal years and thereafter.

	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Thereafter
ABL Revolver	$—	$—	$—	$—	$18,100	$—
ABL Term Loan	9,200	9,200	9,200	9,200	73,600	—
Finance lease obligations	2,806	2,779	2,401	1,902	879	—
Total (1)	$12,006	$11,979	$11,601	$11,102	$92,579	$—

(1)
Total reported excludes $1,632 for construction financing, described above.

Further discussion of the terms and conditions of the Credit Agreement and the Company’s existing indebtedness is outlined in Note 12, “Long-Term Debt,” to the accompanying consolidated financial statements.

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	July 2, 2023	July 3, 2022
Long-term debt	$128,604	$102,309
Current portion of long-term debt	12,006	11,726
Unamortized debt issuance costs	289	255
Debt principal	140,899	114,290
Less: cash and cash equivalents	46,960	53,290
Net Debt	$93,939	$61,000

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measures)

The following table presents the components of working capital and the reconciliation from working capital to Adjusted Working Capital:

	July 2, 2023	July 3, 2022
Cash and cash equivalents	$46,960	$53,290
Receivables, net	83,725	106,565
Inventories	150,810	173,295
Income taxes receivable	238	160
Other current assets	12,327	18,956
Accounts payable	(44,455)	(73,544)
Other current liabilities	(12,932)	(19,806)
Income taxes payable	(789)	(1,526)
Current operating lease liabilities	(1,813)	(2,190)
Current portion of long-term debt	(12,006)	(11,726)
Working capital	$222,065	$243,474

Less: Cash and cash equivalents	(46,960)	(53,290)
Less: Income taxes receivable	(238)	(160)
Less: Income taxes payable	789	1,526
Less: Current operating lease liabilities	1,813	2,190
Less: Current portion of long-term debt	12,006	11,726
Adjusted Working Capital	$189,475	$205,466

Working capital decreased from $243,474 as of July 3, 2022 to $222,065 as of July 2, 2023, while Adjusted Working Capital decreased from $205,466 to $189,475, both primarily in connection with slower overall economic conditions and higher input costs. Working capital and Adjusted Working Capital are within the range of management’s expectations based on the composition of the underlying business and global structure.

The decrease in cash and cash equivalents was primarily driven by capital expenditures and scheduled debt service. The decrease in receivables, net was primarily due to (i) a decrease in sales following lower global demand and (ii) a decrease in banker’s acceptance notes held by our Asia Segment. The decrease in inventories was primarily attributable to a decline in raw material purchases and costs in fiscal 2023. The decrease in other current assets was primarily due to utilization of the fiscal 2021 recovery of non-income taxes in Brazil and lower vendor deposits. The decrease in accounts payable followed the decrease in inventories and production activity in fiscal 2023. The decrease in other current liabilities primarily reflects lower business activities and the routine timing differences for payroll and other operating expenses. Income taxes receivable and income taxes payable are immaterial to working capital and Adjusted Working Capital. The change in current operating lease liabilities and current portion of long-term debt were insignificant.

Capital Projects

In fiscal 2023, UNIFI invested $36,434 in capital projects, primarily relating to (i) texturing machinery, (ii) further improvements in production capabilities and technological enhancements in the Americas, and (iii) routine annual maintenance capital expenditures. Maintenance capital expenditures are necessary to support UNIFI’s current operations, capacities, and capabilities and exclude expenses relating to repairs and costs that do not extend an asset’s useful life.

In fiscal 2022, UNIFI invested $39,631 in capital projects, primarily relating to (i) texturing machinery, (ii) further improvements in production capabilities and technological enhancements in the Americas, and (iii) routine annual maintenance capital expenditures.

In fiscal 2021, UNIFI invested $21,178 in capital projects, primarily relating to (i) further improvements in production capabilities and technological enhancements in the Americas, (ii) texturing machines, and (iii) routine annual maintenance capital expenditures.

In fiscal 2024, UNIFI expects to invest between $14,000 and $16,000 in capital projects, including making (i) further improvements in production capabilities and technological enhancements in the Americas and (ii) annual maintenance capital expenditures. UNIFI will seek to ensure maintenance capital expenditures are sufficient to allow continued production at high efficiencies.

The total amount ultimately invested for fiscal 2024 could be more or less than the currently estimated amount depending on the timing and scale of contemplated initiatives and is expected to be funded primarily with cash provided by operating activities and other borrowings. UNIFI expects recent and future capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

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

As of July 2, 2023, UNIFI had repurchased 701 shares of its common stock at an average price of $15.90 per share, leaving $38,859 available for repurchase under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

Liquidity Summary

UNIFI has met its historical liquidity requirements for working capital, capital expenditures, debt service requirements, and other operating needs from its cash flows from operations and available borrowings. UNIFI believes that its existing cash balances, cash provided by operating activities, and credit facility will enable UNIFI to meet its foreseeable liquidity requirements. Domestically, UNIFI’s cash balances, cash provided by operating activities, and borrowings available under the 2022 ABL Revolver continue to be sufficient to fund UNIFI’s domestic operating activities as well as cash commitments for its investing and financing activities. For its foreign operations, UNIFI expects its existing cash balances, cash provided by operating activities, and available foreign financing arrangements will provide the needed liquidity to fund the associated operating activities and investing activities, such as future capital expenditures. UNIFI’s foreign operations in Asia and Brazil are in a position to obtain local country financing arrangements due to the operating results of each subsidiary.

Cash Provided by Operating Activities

The significant components of net cash provided by operating activities are summarized below. UNIFI analyzes net cash provided by operating activities utilizing the major components of the statements of cash flows prepared under the indirect method.

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Net (loss) income	$(46,344)	$15,171	$29,073
Depreciation and amortization expense	27,186	26,207	25,528
Equity in earnings of unconsolidated affiliates	(896)	(605)	(739)
Impairment for asset abandonment	8,247	—	—
Recovery of taxes, net	(3,799)	815	(9,717)
Non-cash compensation expense	2,805	3,555	3,462
Deferred income taxes	(2,788)	(3,119)	5,087
Subtotal	(15,589)	42,024	52,694

Distributions received from unconsolidated affiliates	—	750	750
Change in inventories	24,431	(34,749)	(28,069)
Other changes in assets and liabilities	(4,102)	(7,645)	11,306
Net cash provided by operating activities	$4,740	$380	$36,681

Fiscal 2023 Compared to Fiscal 2022

The increase in operating cash flows was primarily due to reducing working capital associated with a decline in overall business activity in fiscal 2023, which was primarily offset by significantly weaker earnings.

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

Cash (Used) Provided by Investing Activities and Financing Activities

Fiscal 2023

Significant investing activities included $36,434 for capital expenditures, which primarily relate to texturing machinery along with production capabilities and technological enhancements in the Americas. Significant financing activities included $22,200 of net borrowings against the ABL Facility, along with $2,123 of payments on finance lease obligations during fiscal 2023.

Fiscal 2022

Significant investing activities included $39,631 for capital expenditures, which primarily relate to ongoing maintenance capital expenditures along with production capabilities and technological enhancements in the Americas. Significant financing activities included $28,800 of net borrowings against the ABL Facility, along with $3,707 of payments on finance lease obligations and $9,151 for share repurchases during fiscal 2022.

Fiscal 2021

Significant investing activities included (i) approximately $21,000 for capital expenditures that primarily relate to ongoing maintenance capital expenditures along with production capabilities and technological enhancements in the Americas and (ii) approximately $3,600 for intangible asset purchases in connection with two bolt-on asset acquisitions in an effort to expand our customer portfolios in the U.S. Significant financing activities included $10,000 of net payments against the ABL Facility, along with $3,646 of payments on finance lease obligations.

Contractual Obligations

In addition to management’s discussion and analysis surrounding our liquidity and capital resources, long-term debt, finance leases, operating leases, and the associated principal and interest components thereof, as of July 2, 2023, UNIFI’s contractual obligations consisted of the following additional concepts and considerations.

1.
Capital purchase obligations relate to contracts with vendors for the construction or purchase of assets, primarily for the normal course operations in our manufacturing facilities. Such obligations are approximately $6,000 and $19,000 for fiscal years 2024 and 2025, respectively.

2.
Purchase obligations are agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Such obligations, predominantly related to ongoing operations and service contracts in support of normal course business, range from approximately $1,000 to $10,000 per annum and vary based on the renewal timing of specific commitments and the range of services received.

3.
Non-capital purchase orders totaled approximately $74,000 at the end of fiscal 2023 and are expected to be settled in fiscal 2024. Such open purchase orders are in the ordinary course of business for the procurement of (i) raw materials used in the production of inventory, (ii) certain consumables and outsourced services used in UNIFI’s manufacturing processes, and (iii) selected finished goods for resale sourced from third-party suppliers.

4.
Other balance sheet items are detailed within the notes to the consolidated financial statements, including, but not limited to, post-employment plan liabilities, unpaid invoice and contract amounts, and other balances and charges that primarily relate to normal course operations.

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

	July 2, 2023	July 3, 2022	June 27, 2021
Net realizable value adjustment	$(5,625)	$(3,487)	$(2,407)

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities. As of July 2, 2023, UNIFI had borrowings under its 2022 ABL Term Facility totaling $128,500. After considering UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point increase in SOFR as of July 2, 2023 would result in an increase in annual interest expense of approximately $700.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies. Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange rate risk. UNIFI may enter into foreign currency forward contracts to hedge this exposure. UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments. As of July 2, 2023, UNIFI had no outstanding foreign currency forward contracts.

A significant portion of raw materials purchased by the Brazil Segment are denominated in USDs, requiring UNIFI to exchange BRL for USD. A significant portion of sales and asset balances for the Asia Segment are denominated in USDs. During recent fiscal years, UNIFI has been negatively impacted by fluctuations of the BRL and the RMB. Discussion and analysis surrounding the impact of fluctuations of the BRL and the RMB on UNIFI’s results of operations are included above in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” UNIFI does not enter into foreign currency derivatives to hedge its net investment in its foreign operations.

As of July 2, 2023, foreign currency exchange rate risk concepts included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	32%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$18,137
Denominated in RMB	18,275
Denominated in BRL	9,441
Denominated in other foreign currencies	224
Total cash and cash equivalents held outside the U.S.	$46,077
Percentage of total cash and cash equivalents held outside the U.S.	98%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$591

More information regarding UNIFI’s derivative financial instruments as of July 2, 2023 is provided in Note 18, “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities,” to the accompanying consolidated financial statements.

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

As fiscal 2021 concluded, UNIFI experienced cost increases for raw materials, primarily related to (i) increases in petroleum prices and (ii) supply chain disruptions that occurred in Texas during February 2021 due to abnormally cold weather. Our raw material costs remained elevated in fiscal 2022 and 2023. We have been able to implement responsive selling price adjustments for the majority of our portfolio, however our underlying gross margin has been pressured during fiscal 2022 and 2023. We expect the impact of recent selling price adjustments to improve margins in future periods. Nonetheless, such costs remain subject to the volatility described above and, should raw material costs increase unexpectedly, UNIFI’s results of operations and cash flows are likely to be adversely impacted.

Cash Deposits and Financial Institution Risk

During calendar 2023, certain regional bank crises and failures generated additional uncertainty and volatility in the financial and credit markets. UNIFI currently holds the vast majority of its cash deposits with large foreign banks in our associated operating regions, and management believes that it has the ability to repatriate cash to the U.S. relatively quickly. Accordingly, UNIFI has not modified its mix of financial institutions holding cash deposits, but UNIFI will continue to monitor the environment and current events to ensure any increase in concentration or credit risk is appropriately and timely addressed. Likewise, if any of the financial institutions within our 2022 Credit Agreement or construction financing arrangement (“lending counterparties”) are unable to perform on their commitments, our liquidity could be impacted. We actively monitor all lending counterparties, and none have indicated that they may be unable to perform on their commitments. In addition, we periodically review our lending counterparties, considering the stability of the institutions and other aspects of the relationships. Based on our monitoring activities, we currently believe our lending counterparties will be able to perform their commitments.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of July 2, 2023, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of UNIFI’s internal control over financial reporting as of July 2, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of July 2, 2023, UNIFI’s internal control over financial reporting was effective based on the criteria established in Internal Control – Integrated Framework (2013).

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of UNIFI’s internal control over financial reporting as of July 2, 2023 has been audited by KPMG LLP (“KPMG”), an independent registered public accounting firm. KPMG’s report, which appears in “Item 8. Financial Statements and Supplementary Data,” expresses an unqualified opinion on the effectiveness of UNIFI’s internal control over financial reporting as of July 2, 2023.

Changes in Internal Control Over Financial Reporting

During UNIFI’s fourth quarter of fiscal 2023, there has been no change in UNIFI’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

During the three months ended July 2, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

UNIFI will file with the SEC a definitive proxy statement for the Company’s 2023 Annual Meeting of Shareholders (the “Proxy Statement”) no later than 120 days after the close of fiscal 2023. The information required with respect to our executive officers appears both in the Proxy Statement and in Part I of this report under the heading “Information about our Executive Officers.” The other information required by this item is furnished by incorporation by reference to the information under the headings “Election of Directors” and “Corporate Governance” in the Proxy Statement.

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

We will disclose information pertaining to any amendment to, or waiver from, the provisions of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions and that relate to any element of the Code of Ethics enumerated in the SEC rules and regulations by posting this information on our website at www.unifi.com. The information on our website or linked to or from our website is not a part of this report and is not incorporated by reference in this report or any of our other filings with the SEC. Our non-employee directors and their respective principal occupation or employment are as follows: Emma S. Battle (President and Chief Executive Officer, MarketVigor, L.L.C., a business services company focused on strategic consulting and digital and online marketing); Francis S. Blake (Retired Chairman and Chief Executive Officer of The Home Depot, Inc., the world’s largest home improvement retailer); Archibald Cox, Jr. (Chairman, Sextant Group, Inc., a financial advisory and private equity firm); Kenneth G. Langone (President and Chief Executive Officer, Invemed Associates LLC, a private investment portfolio firm); Suzanne M. Present (Principal, Gladwyne Partners, LLC, a private partnership fund manager); Rhonda L. Ramlo (Interim Chief Executive Officer of Atoria Family Baking Company, a privately-held food service company); and Eva T. Zlotnicka (Managing Partner, Inclusive Capital Partners, L.P., a San Francisco-based investment firm)).

Item 11. Executive Compensation

The information required by this item is furnished by incorporation by reference to the information under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is furnished by incorporation by reference to the information under the headings “Corporate Governance—Director Independence,” “Corporate Governance—Policy for Review of Related Person Transactions,” and “Corporate Governance—Related Person Transactions” in the Proxy Statement.

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

4.9

Sixth Amendment to Amended and Restated Credit Agreement, dated as of September 2, 2022, by and among Unifi, Inc. and Unifi Manufacturing, Inc., as borrowers, Unifi Sales & Distribution, Inc., as guarantor, Wells Fargo Bank, National Association, as agent for the lenders party thereto, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 8, 2022 (File No. 001-10542)).

4.10

Amended and Restated Guaranty and Security Agreement, dated as of March 26, 2015, by and among the grantors from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed March 31, 2015 (File No. 001-10542)).

4.11

First Amendment to Amended and Restated Guaranty and Security Agreement, dated as of June 26, 2015, by and among the grantors from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed June 30, 2015 (File No. 001-10542)).

4.12†

Second Amended and Restated Credit Agreement, dated as of October 28, 2022, by and among Unifi Manufacturing, Inc. and certain of its domestic affiliates (including, without limitation, Unifi, Inc.), as borrowers, Wells Fargo Bank, National Association, as administrative agent, sole lead arranger and sole book runner, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed November 3, 2022 (File No. 001-10542)).

Exhibit Number	Description

4.13

Second Amended and Restated Guaranty and Security Agreement, dated as of October 28, 2022, by and among the grantors from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed November 3, 2022 (File No. 001-10542)).

4.14

Trademark Security Agreement, dated as of May 24, 2012, by and among the grantors party thereto and Wells Fargo Bank, N.A., as agent (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 25, 2012 (File No. 001-10542)).

4.15

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

10.20*

Unifi, Inc. Deferred Compensation Plan (formerly known as the Unifi, Inc. Supplemental Key Employee Retirement Plan) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended July 3, 2022 (File No. 001-10542)).

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

10.24*

Employment Agreement by and between Unifi, Inc. and Craig A. Creaturo, effective as of August 28, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 3, 2019 (File No. 001-10542)).

10.25*

Employment Agreement by and between Unifi, Inc. and Edmund M. Ingle, effective as of April 16, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 21, 2020 (File No. 001-10542)).

10.26*

First Amendment to Employment Agreement by and between Unifi, Inc. and Edmund M. Ingle, effective as of June 9, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed June 15, 2020 (File No. 001-10542)).

10.27*

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

10.29*

Employment Agreement by and between Unifi, Inc. and Gregory K. Sigmon, effective as of July 4, 2022 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the fiscal year ended July 3, 2022 (File No. 001-10542)).

10.30

Sales and Services Agreement, dated as of January 1, 2007, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-3 filed February 9, 2007 (File No. 333-140580)).

10.31

First Amendment to Sales and Services Agreement, effective as of January 1, 2009, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 3, 2008 (File No. 001-10542)).

10.32

Second Amendment to Sales and Services Agreement, effective as of January 1, 2010, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 11, 2009 (File No. 001-10542)).

10.33

Third Amendment to Sales and Services Agreement, effective as of January 1, 2011, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 22, 2010 (File No. 001-10542)).

Exhibit Number	Description

10.34

Fourth Amendment to Sales and Services Agreement, effective as of January 1, 2012, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 20, 2011 (File No. 001-10542)).

10.35

Deposit Account Control Agreement, dated as of May 24, 2012, by and among Unifi Manufacturing, Inc., Wells Fargo Bank, N.A. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 25, 2012 (File No. 001-10542)).

21+	Subsidiaries of Unifi, Inc.

23+	Consent of KPMG LLP.

24+	Power of Attorney (included on the signature pages to this report).

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following financial information from Unifi, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 2, 2023, filed August 25, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104+	The cover page from Unifi, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 2, 2023, filed August 25, 2023, formatted in Inline XBRL (included in Exhibit 101).

+ Filed herewith.

++ Furnished herewith.

* Indicates a management contract or compensatory plan or arrangement.

† Certain portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFI, INC.

Date: August 25, 2023	By:	/s/ EDMUND M. INGLE
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title

/s/ EDMUND M. INGLE	Chief Executive Officer and Director
Edmund M. Ingle	(Principal Executive Officer)

/s/ CRAIG A. CREATURO	Executive Vice President & Chief Financial Officer
Craig A. Creaturo	(Principal Financial Officer and Principal Accounting Officer)

/s/ EMMA S. BATTLE	Director
Emma S. Battle

/s/ FRANCIS S. BLAKE	Director
Francis S. Blake

/s/ ALBERT P. CAREY	Executive Chairman
Albert P. Carey

/s/ ARCHIBALD COX, JR.	Lead Independent Director
Archibald Cox, Jr.

/s/ KENNETH G. LANGONE	Director
Kenneth G. Langone

/s/ SUZANNE M. PRESENT	Director
Suzanne M. Present

/s/ RHONDA L. RAMLO	Director
Rhonda L. Ramlo

/s/ EVA T. ZLOTNICKA	Director
Eva T. Zlotnicka
Date: August 25, 2023

UNIFI, INC.

F-i

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unifi, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Unifi, Inc. and subsidiaries (the Company) as of July 2, 2023 and July 3, 2022, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended July 2, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 2, 2023 and July 3, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended July 2, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 2, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 25, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the net realizable value of raw material and finished goods inventories

As discussed in Note 7 to the consolidated financial statements, the Company’s consolidated raw material and finished goods inventories balance as of July 2, 2023 was $138,015 thousand. The Company records adjustments to the cost basis of raw material and finished goods inventories when the expected net realizable value of the inventories is below its cost basis. The Company’s model estimates the net realizable value of its raw material and finished goods inventories based upon factors including historical recovery rates, inventory age, and current economic conditions.

We identified the evaluation of the net realizable value of raw material and finished goods inventories held in the United States as a critical audit matter. Complex auditor judgment was required to evaluate the recovery rates used in the determination of the net realizable value of raw material and finished goods inventories, including the relevance of historical experience.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the evaluation of the net realizable value of raw material and finished goods inventories. This included controls related to the determination of expected recovery rates used in the assessment and whether historical rates are indicative of expected losses on current raw material and finished goods inventories. We assessed whether historical recovery rates are indicative of expected losses by (1) comparing the prior period loss estimate to actual loss experience, and (2) evaluating industry data for trends and conditions that may impact the estimate of net realizable value. We also performed sensitivity analyses over management’s historical recovery rates to assess the impact of changes in recovery rates on management’s determination of net realizable value of raw material and finished goods inventories.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Winston-Salem, North Carolina

August 25, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unifi, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Unifi, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of July 2, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of July 2, 2023 and July 3, 2022, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended July 2, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated August 25, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Winston-Salem, North Carolina

August 25, 2023

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 2, 2023	July 3, 2022
ASSETS
Cash and cash equivalents	$46,960	$53,290
Receivables, net	83,725	106,565
Inventories	150,810	173,295
Income taxes receivable	238	160
Other current assets	12,327	18,956
Total current assets	294,060	352,266
Property, plant and equipment, net	218,521	216,338
Operating lease assets	7,791	8,829
Deferred income taxes	3,939	2,497
Other non-current assets	14,508	8,788
Total assets	$538,819	$588,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$44,455	$73,544
Income taxes payable	789	1,526
Current operating lease liabilities	1,813	2,190
Current portion of long-term debt	12,006	11,726
Other current liabilities	12,932	19,806
Total current liabilities	71,995	108,792
Long-term debt	128,604	102,309
Non-current operating lease liabilities	6,146	6,736
Deferred income taxes	3,364	4,983
Other long-term liabilities	5,100	4,449
Total liabilities	215,209	227,269

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,081,538 and 17,979,362 shares issued and outstanding as of July 2, 2023 and July 3, 2022, respectively)	1,808	1,798
Capital in excess of par value	68,901	66,120
Retained earnings	306,792	353,136
Accumulated other comprehensive loss	(53,891)	(59,605)
Total shareholders’ equity	323,610	361,449
Total liabilities and shareholders’ equity	$538,819	$588,718

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Fiscal Year Ended
	July 2, 2023	July 3, 2022	June 27, 2021
Net sales	$623,527	$815,758	$667,592
Cost of sales	609,286	735,273	574,098
Gross profit	14,241	80,485	93,494
Selling, general and administrative expenses	47,345	52,489	51,334
Benefit for bad debts	(89)	(445)	(1,316)
Other operating expense (income), net	7,856	(158)	4,865
Operating (loss) income	(40,871)	28,599	38,611
Interest income	(2,109)	(1,524)	(603)
Interest expense	7,577	3,085	3,323
Equity in earnings of unconsolidated affiliates	(896)	(605)	(739)
Recovery of non-income taxes, net	—	815	(9,717)
(Loss) income before income taxes	(45,443)	26,828	46,347
Provision for income taxes	901	11,657	17,274
Net (loss) income	$(46,344)	$15,171	$29,073

Net (loss) income per common share:
Basic	$(2.57)	$0.82	$1.57
Diluted	$(2.57)	$0.80	$1.54

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	For the Fiscal Year Ended
	July 2, 2023	July 3, 2022	June 27, 2021
Net (loss) income	$(46,344)	$15,171	$29,073
Other comprehensive income (loss):
Foreign currency translation adjustments	5,714	(7,125)	9,368
Changes in interest rate swaps, net of tax of nil, $282 and $310, respectively	—	952	1,006
Other comprehensive income (loss), net	5,714	(6,173)	10,374
Comprehensive (loss) income	$(40,630)	$8,998	$39,447

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 28, 2020	18,446	$1,845	$62,392	$315,724	$(63,806)	$316,155

Options exercised	1	—	—	—	—	—
Stock-based compensation	4	1	3,137	—	—	3,138
Conversion of equity units	45	4	(4)	—	—	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(6)	(1)	(320)	—	—	(321)
Other comprehensive income, net of tax	—	—	—	—	10,374	10,374
Net income	—	—	—	29,073	—	29,073
Balance at June 27, 2021	18,490	$1,849	$65,205	$344,797	$(53,432)	$358,419

Options exercised	16	1	27	—	—	28
Stock-based compensation	5	1	3,290	—	—	3,291
Conversion of equity units	107	11	(11)	—	—	—
Common stock repurchased and retired under publicly announced programs	(617)	(62)	(2,257)	(6,832)	—	(9,151)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(22)	(2)	(134)	—	—	(136)
Other comprehensive loss, net of tax	—	—	—	—	(6,173)	(6,173)
Net income	—	—	—	15,171	—	15,171
Balance at July 3, 2022	17,979	$1,798	$66,120	$353,136	$(59,605)	$361,449

Options exercised	7	1	55	—	—	56
Stock-based compensation	11	1	2,803	—	—	2,804
Conversion of equity units	91	9	(9)	—	—	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(7)	(1)	(68)	—	—	(69)
Other comprehensive income, net of tax	—	—	—	—	5,714	5,714
Net loss	—	—	—	(46,344)	—	(46,344)
Balance at July 2, 2023	18,081	$1,808	$68,901	$306,792	$(53,891)	$323,610
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended
	July 2, 2023	July 3, 2022	June 27, 2021
Cash and cash equivalents at beginning of year	$53,290	$78,253	$75,267
Operating activities:
Net (loss) income	(46,344)	15,171	29,073
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(896)	(605)	(739)
Distributions received from unconsolidated affiliates	—	750	750
Depreciation and amortization expense	27,186	26,207	25,528
Non-cash compensation expense	2,805	3,555	3,462
Deferred income taxes	(2,788)	(3,119)	5,087
Loss on disposal of assets	278	48	2,809
Impairment for asset abandonment	8,247	—	—
Recovery of taxes, net	(3,799)	815	(9,717)
Other, net	48	(99)	(495)
Changes in assets and liabilities:
Receivables, net	23,138	(13,533)	(40,059)
Inventories	24,431	(34,749)	(28,069)
Other current assets	8,002	(2,860)	2,409
Income taxes	(751)	2,193	2,978
Accounts payable and other current liabilities	(35,701)	8,937	40,909
Other non-current assets	(471)	360	139
Other non-current liabilities	1,355	(2,691)	2,616
Net cash provided by operating activities	4,740	380	36,681

Investing activities:
Capital expenditures	(36,434)	(39,631)	(21,178)
Purchases of intangible assets	—	—	(3,605)
Other, net	209	(2,103)	162
Net cash used by investing activities	(36,225)	(41,734)	(24,621)

Financing activities:
Proceeds from ABL Revolver	194,700	158,000	—
Payments on ABL Revolver	(165,400)	(116,700)	—
Payments on ABL Term Loan	(7,100)	(12,500)	(10,000)
Proceeds from construction financing	6,533	2,340	882
Payments on finance lease obligations	(2,123)	(3,707)	(3,646)
Common stock repurchased and retired under publicly announced program	—	(9,151)	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(69)	(345)	(111)
Other	(603)	28	—
Net cash provided (used) by financing activities	25,938	17,965	(12,875)

Effect of exchange rate changes on cash and cash equivalents	(783)	(1,574)	3,801
Net (decrease) increase in cash and cash equivalents	(6,330)	(24,963)	2,986
Cash and cash equivalents at end of year	$46,960	$53,290	$78,253

See accompanying notes to consolidated financial statements.

Unifi, Inc.

Notes to Consolidated Financial Statements

1. Background

Overview

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “UNIFI,” the “Company,” “we,” “us” or “our”), is a multinational company that manufactures and sells innovative recycled and synthetic products, made from polyester and nylon, primarily to other yarn manufacturers and knitters and weavers (UNIFI’s “direct customers”) that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial, medical, and other end-use markets (UNIFI’s “indirect customers”). We sometimes refer to these indirect customers as “brand partners.” Polyester products include partially oriented yarn (“POY”) and textured, solution and package dyed, twisted, beamed, and draw wound yarns, and each is available in virgin or recycled varieties. Recycled solutions, made from both pre-consumer and post-consumer waste, include plastic bottle flake (“Flake”), polyester polymer beads (“Chip”), and staple fiber. Nylon products include virgin or recycled textured, solution dyed, and spandex covered yarns.

UNIFI maintains one of the textile industry’s most comprehensive product offerings that include a range of specialized, value-added and commodity solutions, with principal geographic markets in North America, Central America, South America, Asia, and Europe. UNIFI has direct manufacturing operations in four countries and participates in joint ventures with operations in Israel and the United States (the “U.S.”).

Fiscal Year

The fiscal year for Unifi, Inc., its domestic subsidiaries, and its subsidiary in El Salvador ends on the Sunday in June or July nearest to June 30 of each year. Unifi, Inc.’s fiscal 2023, 2022, and 2021 ended on July 2, 2023, July 3, 2022, and June 27, 2021, respectively. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal years end on June 30. There have been no significant transactions or events that occurred between Unifi, Inc.’s fiscal year end and such wholly owned subsidiaries’ fiscal year ends. Unifi, Inc.’s fiscal 2023 and 2021 each consisted of 52 weeks, while its fiscal 2022 consisted of 53 weeks.

2. Summary of Significant Accounting Policies

UNIFI follows U.S. generally accepted accounting principles (“GAAP”). The significant accounting policies described below, together with the other notes to the accompanying consolidated financial statements that follow, are an integral part of the consolidated financial statements. UNIFI evaluated GAAP requirements for the consideration of forecasted financial information, including, but not limited to, the carrying value of long-lived assets in context with the information reasonably available to UNIFI and the unknown future impacts of the economic environment as of July 2, 2023 and through the date of this filing.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Unifi, Inc. and its subsidiaries in which it maintains a controlling financial interest. All account balances and transactions between Unifi, Inc. and the subsidiaries which it controls have been eliminated. For transactions with entities accounted for under the equity method, any intercompany profits on amounts still remaining within inventory are eliminated. Amounts originating from any deferral of intercompany profits are recorded within the account balance to which the transaction specifically relates (e.g., inventory). Only upon settlement of the intercompany transaction with a third party is the deferral of the intercompany profit recognized by UNIFI.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

Debt Issuance Costs

Debt issuance costs for revolving credit arrangements are recorded to other non-current assets. All other debt issuance costs are recorded against long-term debt and amortized as additional interest expense using the effective interest method. In the event of any prepayment of its debt obligations, UNIFI accelerates the recognition of a pro-rata amount of issuance costs.

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

Asset categories	Useful lives in years
Land improvements	5 to 20
Buildings and improvements	7 to 40
Machinery and equipment	2 to 25
Computer, software and office equipment	3 to 7
Internal software development costs	3
Transportation equipment	3 to 15

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

UNIFI capitalizes eligible costs of developing internal software when the software is used as an integral part of its manufacturing or business processes. Internal software costs are amortized over a period of three years and, in accordance with the nature of the project, charged to cost of sales or selling, general, and administrative (“SG&A”) expenses.

Fully depreciated assets are retained in cost and accumulated depreciation accounts until they are disposed. In the case of disposals, asset costs and related accumulated depreciation amounts are removed from the accounts, and the net amounts, less proceeds from disposal, are included in the determination of net (loss) income and presented within other operating expense (income), net.

Repair and maintenance costs related to PP&E, which do not significantly increase the useful life of an existing asset or do not significantly alter, modify or change the capabilities or production capacity of an existing asset, are expensed as incurred.

Interest is capitalized for capital projects requiring a construction period.

PP&E and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. UNIFI periodically evaluates the reasonableness of the useful lives of these assets. Long-lived assets to be disposed of by sale within one year are classified as held for sale and are reported at the lower of their carrying amount or fair value less cost to sell. Depreciation ceases for all assets classified as held for sale. Long-lived assets to be disposed of other than by sale are classified as held for use until they are disposed of and these assets, along with assets subject to abandonment, are reported at the lower of their carrying amount or estimated fair value.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

Research and Development Costs

Research and development costs include employee costs, production costs related to customer samples, operating supplies, consulting fees and other miscellaneous costs. The cost of research and development is charged to cost of sales as incurred. Research and development costs were as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Research and development costs	$10,871	$12,103	$11,483

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

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Advertising costs	$4,003	$4,673	$2,919

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

3. Recent Accounting Pronouncements

Issued and Pending Adoption

There have been no newly issued accounting pronouncements that are expected to have a significant impact on UNIFI’s consolidated financial statements.

Recently Adopted

There have been no accounting pronouncements adopted after fiscal 2021 that had a material impact to UNIFI's consolidated financial statements.

4. Leases

UNIFI has adopted the following post-implementation practical expedients related to its accounting for leases:

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

UNIFI leases sales and administrative office space, warehousing and distribution centers, manufacturing space, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties. The lease terms range from 1 to 15 years with various options for renewal. There are no residual value guarantees, restrictions, covenants, or sub-leases related to these leases. Variable lease payments are determined as the amounts included in the lease payment that are based on the change in index or usage. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included below.

The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities:

Classification	Balance Sheet Location	July 2, 2023	July 3, 2022
Lease Assets
Operating lease assets	Operating lease assets	$7,791	$8,829
Finance lease assets	Property, plant & equipment, net	10,947	7,017
Total lease assets		$18,738	$15,846

Lease Liabilities
Current operating lease liabilities	Current operating lease liabilities	$1,813	$2,190
Current finance lease liabilities	Current portion of long-term debt	2,806	1,726
Total current lease liabilities		$4,619	$3,916

Non-current operating lease liabilities	Non-current operating lease liabilities	$6,146	$6,736
Non-current finance lease liabilities	Long-term debt	7,961	5,535
Total non-current lease liabilities		$14,107	$12,271

Total lease liabilities		$18,726	$16,187

The following table sets forth the components of UNIFI’s total lease cost for fiscal 2023 and 2022:

Lease Cost	Fiscal 2023	Fiscal 2022
Operating lease cost	$2,686	$2,766
Variable lease cost	545	502
Finance lease cost:
Amortization of lease assets	1,546	1,981
Interest on lease liabilities	344	258
Short-term lease cost	1,013	967
Total lease cost	$6,134	$6,474

The following table presents supplemental information related to leases:

Other Information	Fiscal 2023	Fiscal 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$2,686	$2,766
Financing cash flows used by finance leases	$2,123	$3,707
Non-cash activities:
Leased assets obtained in exchange for new operating lease liabilities	$2,733	$1,662
Leased assets obtained in exchange for new finance lease liabilities	$5,629	$2,493

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

UNIFI calculates its operating lease liabilities and finance lease liabilities based upon UNIFI’s incremental borrowing rate (the “IBR”). When determining the IBR, we consider our centralized treasury function and our current credit profile. UNIFI makes adjustments to this rate for securitization, the length of the lease term (tenure), and leases denominated in foreign currencies. Generally, the IBR for each jurisdiction approximates the specific risk-free rate for the respective jurisdiction incremented for UNIFI’s corporate credit risk and adjusted for tenure.

The following table sets forth UNIFI's weighted average remaining lease term in years and discount rate percentage used in the calculation of its outstanding lease liabilities:

Weighted Average Remaining Lease Term and Discount Rate	July 2, 2023	July 3, 2022
Weighted average remaining lease term (years):
Operating leases	6.0	4.1
Finance leases	3.9	4.2
Weighted average discount rate (percentage):
Operating leases	3.0%	5.0%
Finance leases	4.8%	3.6%

Lease Maturity Analysis

Future minimum finance lease payments and future minimum payments under non-cancelable operating leases with initial lease terms in excess of one year as of July 2, 2023 by fiscal year were:

Maturity of Lease Liabilities	Finance Leases	Operating Leases
Fiscal 2024	$3,339	$2,181
Fiscal 2025	3,183	1,677
Fiscal 2026	2,688	1,384
Fiscal 2027	2,082	1,155
Fiscal 2028	949	1,040
Fiscal years thereafter	—	2,241
Total minimum lease payments	$12,241	$9,678
Less estimated executory costs	(338)	—
Less imputed interest	(1,136)	(1,719)
Present value of net minimum lease payments	10,767	7,959
Less current portion of lease obligations	(2,806)	(1,813)
Long-term portion of lease obligations	$7,961	$6,146

5. Revenue Recognition

The following tables present net sales disaggregated by (i) classification of customer type and (ii) REPREVE Fiber sales:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Third-party manufacturer	$618,391	$808,655	$656,763
Service	5,136	7,103	10,829
Net sales	$623,527	$815,758	$667,592

	Fiscal 2023	Fiscal 2022	Fiscal 2021
REPREVE® Fiber	$186,161	$293,080	$245,832
All other products and services	437,366	522,678	421,760
Net sales	$623,527	$815,758	$667,592

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

6. Receivables, Net

Receivables, net consists of the following:

	July 2, 2023	July 3, 2022
Customer receivables	$79,174	$99,963
Allowance for uncollectible accounts	(1,362)	(1,498)
Reserves for quality claims	(682)	(860)
Net customer receivables	77,130	97,605
Banker's acceptance notes	5,870	7,849
Other receivables	725	1,111
Total receivables, net	$83,725	$106,565

Banker’s acceptance notes (“BANs”), denominated in RMB, relate to the settlement of certain customer receivables generated from trade activity in the Asia Segment. The BANs are redeemable upon maturity from the drawing financial institutions, or earlier at a discount.

The changes in UNIFI’s allowance for uncollectible accounts and reserves for quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Quality Claims
Balance at June 28, 2020	$(3,796)	$(928)
Credited (charged) to costs and expenses	1,316	(1,085)
Translation activity	(89)	(36)
Deductions	44	1,346
Balance at June 27, 2021	$(2,525)	$(703)
Credited (charged) to costs and expenses	445	(1,065)
Translation activity	40	12
Deductions	542	896
Balance at July 3, 2022	$(1,498)	$(860)
Credited (charged) to costs and expenses	89	(1,397)
Translation activity	(86)	7
Deductions	133	1,568
Balance at July 2, 2023	$(1,362)	$(682)

Amounts credited (charged) to costs and expenses for the allowance for uncollectible accounts are reflected in the benefit for bad debts and deductions represent amounts written off which were deemed to not be collectible, net of any recoveries. Amounts charged to costs and expenses for the reserves for quality claims are primarily reflected as a reduction of net sales and deductions represent adjustments to either increase or decrease claims based on negotiated amounts or actual versus estimated claim differences.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

7. Inventories

Inventories consists of the following:

	July 2, 2023	July 3, 2022
Raw materials	$59,983	$69,994
Supplies	11,787	11,953
Work in process	6,633	10,358
Finished goods	78,032	84,477
Gross inventories	156,435	176,782
Net realizable value adjustment	(5,625)	(3,487)
Total inventories	$150,810	$173,295

The cost for the majority of UNIFI’s inventories is determined using the first-in, first-out method. Certain foreign inventories and limited categories of supplies of $58,490 and $53,793 as of July 2, 2023 and July 3, 2022, respectively, were valued under the average cost method.

8. Other Current Assets

Other current assets consists of the following:

	July 2, 2023	July 3, 2022
Vendor deposits	$3,863	$6,910
Value-added taxes receivable	3,398	1,987
Prepaid expenses and other	2,584	3,004
Recovery of non-income taxes, net	1,933	6,770
Contract assets	549	285
Total other current assets	$12,327	$18,956

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

On May 13, 2021, Brazil’s Supreme Federal Court (“SFC”) ruled in favor of taxpayers, and on July 7, 2021, the Brazilian Internal Revenue Service withdrew its existing appeal. Following the SFC decision, the federal government will not issue refunds for these taxes but will instead allow for the overpayments and associated interest to be applied as credits against future PIS/COFINS tax obligations. In fiscal 2021, UNIFI recorded $11,519 to reflect the current and non-current recovery of PIS/COFINS taxes and associated interest, with $942 of recoveries relating to fiscal 2021 included within net sales and $10,577 of recoveries relating to fiscal years prior to 2021, which is reduced by fees related to the recovery efforts to comprise $9,717 for recovery of non-income taxes. During fiscal 2022, UNIFI reduced the estimated recovery by $815, based on additional clarity and review of the recovery process during the months following the associated SFC decision.

There are no limitations or restrictions on UNIFI’s ability to recover the associated overpayment claims as future income is generated and the Company has been utilizing these amounts to offset its current tax obligations under PIC/COFINS. The Company expects to apply the remaining balance to obligations within the next twelve months.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

9. Property, Plant and Equipment, Net

PP&E, net consists of the following:

	July 2, 2023	July 3, 2022
Land	$2,512	$3,160
Land improvements	16,443	16,443
Buildings and improvements	167,589	164,252
Assets under finance leases	16,397	10,921
Machinery and equipment	656,431	635,699
Computers, software and office equipment	26,654	25,348
Transportation equipment	10,710	10,591
Construction in progress	10,003	20,397
Gross PP&E	906,739	886,811
Less: accumulated depreciation	(682,768)	(666,569)
Less: accumulated amortization – finance leases	(5,450)	(3,904)
Total PP&E, net	$218,521	$216,338

Assets under finance leases consists of the following:

	July 2, 2023	July 3, 2022
Transportation equipment	$8,276	$8,276
Machinery and equipment	8,121	2,645
Gross assets under finance leases	$16,397	$10,921

Depreciation and amortization expense and repair and maintenance expenses were as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Depreciation and amortization expense	$25,729	$24,509	$24,215
Repair and maintenance expenses	17,999	20,076	18,118

In fiscal 2017, UNIFI constructed specialized bi-component spinning machinery in the Americas with a 15-year useful life to accommodate tolling demand and development efforts of a specific U.S. customer. After multiple years of operating the machinery, recovering the capital investment, and generating profitable sales, the contract terminated in accordance with its provisions, and additional development and commercialization efforts ceased in fiscal 2023, primarily due to the specialized nature and generally higher operating costs of the machinery. As a result of the lack of potential future demand, the machinery was considered to have zero future sales potential and negative future cash flows and was abandoned by the Company. Accordingly, UNIFI recorded an impairment of $8,247 to Other operating expense (income), net during the fourth quarter of fiscal 2023. Prior to the abandonment, the asset's net book value was $8,247. The new book value of $0 reflects the lack of positive future cash flows, scrap or salvage value, following the income method for the Level 3 measurement.

10. Other Non-Current Assets

Other non-current assets consists of the following:

	July 2, 2023	July 3, 2022
Recovery of taxes	$5,957	$1,463
Investments in unconsolidated affiliates	2,997	2,072
Grantor trust	2,496	2,196
Intangible assets, net	1,210	2,500
Other	1,848	557
Total other non-current assets	$14,508	$8,788

Recovery of Taxes

In fiscal 2023, UNIFI recorded a recovery of income taxes in connection with filing amended tax returns in Brazil relating to certain income taxes paid in prior fiscal years, following favorable legal rulings in fiscal 2023. The balance at July 3, 2022 relates to the recovery of PIS/COFINS (non-income) taxes, as further described in Note 8, "Other Current Assets."

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Grantor Trust

During fiscal 2022, UNIFI established a grantor (or “rabbi”) trust to facilitate the payment of obligations under the Unifi, Inc. Deferred Compensation Plan (the “DCP”), which was also established in fiscal 2022. In addition to providing certain key employees with the ability to defer earned cash incentive compensation into the DCP, participants can generally choose the form and timing of deferred amounts. The DCP assumed the participants, obligations, and major terms of the Unifi, Inc. Supplemental Key Employee Retirement Plan (together with amendments, the “SERP”), an unfunded plan established in 2006 for purposes of generating supplemental retirement income for key employees of UNIFI. The amounts credited to participant accounts are reflected in selling, general, and administrative expenses. The assets of the trust are subject to the claims of UNIFI’s creditors in the event of insolvency. Investments held for the DCP consist of mutual funds and are recorded based on market values. A change in the value of the trust assets would substantially be offset by a change in the liability to the participants, resulting in an immaterial net impact to the consolidated financial statements.

The fair value of the investment assets held by the trust were approximately $2,496 and $2,196 as of July 2, 2023 and July 3, 2022, respectively, and are classified as trading securities within Other non-current assets. Trading gains and losses associated with these investments are recorded to Other operating expense (income), net. The associated DCP liability is recorded within Other current liabilities and Other long-term liabilities based on expected payment timing, and any increase or decrease in the liability is reflected as compensation in SG&A expenses. During fiscal 2023 and 2022, we recorded (gains) or losses on investments held by the trust of $(154) and $48, respectively.

Intangible Assets

Intangible assets, net consists of the following:

	July 2, 2023	July 3, 2022
Customer lists	$3,605	$5,220
Non-compete agreement	—	1,875
Trademarks	24	104
Total intangible assets, gross	3,629	7,199

Accumulated amortization – customer lists	(2,398)	(3,056)
Accumulated amortization – non-compete agreement	—	(1,563)
Accumulated amortization – trademarks	(21)	(80)
Total accumulated amortization	(2,419)	(4,699)
Total intangible assets, net	$1,210	$2,500

Amortization expense for intangible assets consists of the following:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Customer lists	$957	$1,007	$556
Non-compete agreement	312	375	375
Trademarks	21	96	147
Total amortization expense	$1,290	$1,478	$1,078

The following table presents the expected intangible asset amortization for the next five fiscal years:

	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Thereafter
Expected amortization	$528	$108	$108	$108	$111	$247

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Investments in Unconsolidated Affiliates

U.N.F. Industries, Ltd.

In September 2000, UNIFI and Nilit Ltd. ("Nilit") formed a 50/50 joint venture, U.N.F. Industries Ltd. (“UNF”), for the purpose of operating nylon extrusion assets to manufacture nylon POY. Raw material and production services for UNF are provided by Nilit under separate supply and services agreements. UNF’s fiscal year end is December 31 and it is a registered Israeli private company located in Migdal Ha-Emek, Israel.

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

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA (collectively, “UNFs”) whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA. The agreement has no stated minimum purchase quantities, and pricing is negotiated every six months based on market rates. As of July 2, 2023, UNIFI’s open purchase orders related to this agreement were $762.

UNIFI’s raw material purchases under this supply agreement consist of the following:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
UNFA	$26,683	$29,637	$18,932
UNF	31	1,175	548
Total	$26,714	$30,812	$19,480

As of July 2, 2023 and July 3, 2022, UNIFI had combined accounts payable due to UNF and UNFA of $3,440 and $5,565, respectively.

UNIFI has determined that UNF and UNFA are variable interest entities and has also determined that UNIFI is the primary beneficiary of these entities, based on the terms of the supply agreement. As a result, these entities should be consolidated with UNIFI’s financial results. As (i) UNIFI purchases substantially all of the output from the two entities and all intercompany sales would be eliminated in consolidation, (ii) the two entities’ balance sheets constitute 5% or less of UNIFI’s current assets and total assets, and (iii) such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements and instead is accounting for these entities as equity investments. As of July 2, 2023 and July 3, 2022, UNIFI’s combined investments in UNF and UNFA were $2,997 and $2,072, respectively. The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy. Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to either UNF or UNFA.

	July 2, 2023	July 3, 2022
Current assets	$10,608	$10,705
Non-current assets	494	605
Current liabilities	7,304	8,056
Non-current liabilities	—	—
Shareholders’ equity and capital accounts	3,798	3,254

UNIFI’s portion of undistributed earnings	2,938	2,013

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Net sales	$29,123	$31,745	$19,649
Gross profit	2,337	1,928	3,423
Income from operations	604	148	1,777
Net income	544	127	1,782
Depreciation and amortization	111	121	151

Distributions received	—	750	750

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

11. Other Current Liabilities

Other current liabilities consists of the following:

	July 2, 2023	July 3, 2022
Payroll and fringe benefits	$6,981	$9,414
Utilities	1,634	2,287
Deferred revenue	1,441	1,694
Incentive compensation	298	3,916
Property taxes and other	2,578	2,495
Total other current liabilities	$12,932	$19,806

12. Long-Term Debt

Debt Obligations

The following table presents the details for UNIFI’s debt obligations:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	July 2, 2023	July 2, 2023	July 3, 2022
ABL Revolver	October 2027	7.1%	$18,100	$41,300
ABL Term Loan	October 2027	6.6%	110,400	65,000
Finance lease obligations	(1)	4.8%	10,767	7,261
Construction financing	(2)	6.9%	1,632	729
Total debt			140,899	114,290
Current ABL Term Loan			(9,200)	(10,000)
Current portion of finance lease obligations			(2,806)	(1,726)
Unamortized debt issuance costs			(289)	(255)
Total long-term debt			$128,604	$102,309

(1)
Scheduled maturity dates for finance lease obligations range from March 2025 to May 2028.
(2)
Refer to the discussion below under the subheading “Construction Financing” for further information.

ABL Facility and Amendments

On October 28, 2022, Unifi, Inc. and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with a syndicate of lenders. The 2022 Credit Agreement provides for a $230,000 senior secured credit facility (the “2022 ABL Facility”), including a $115,000 revolving credit facility (the "2022 ABL Revolver") and a term loan (the "2022 ABL Term Loan") that can be reset up to a maximum amount of $115,000, once per fiscal year, if certain conditions are met. The 2022 ABL Facility has a maturity date of October 28, 2027. The 2022 ABL Term Loan requires quarterly principal payments of $2,300 that began on February 1, 2023. Borrowings under the 2022 ABL Facility bear interest at SOFR plus 0.10% plus an applicable margin of 1.25% to 1.75%, or the Base Rate (as defined in the 2022 Credit Agreement) plus an applicable margin of 0.25% to 0.75%, with interest paid most commonly on a monthly basis. In connection with the 2022 Credit Agreement, UNIFI recorded a $273 loss on debt extinguishment to interest expense in the second quarter of fiscal 2023.

Prior to entering the into 2022 Credit Agreement, Unifi, Inc. and certain of its subsidiaries maintained a similar credit agreement that established a $200,000 senior secured credit facility (the “Prior ABL Facility”), including a $100,000 revolving credit facility (the “Prior ABL Revolver”) and a term loan that could be reset up to a maximum amount of $100,000, once per fiscal year, if certain conditions were met (the “Prior ABL Term Loan”). The Prior ABL Facility had a maturity date of December 18, 2023 and the significant terms and conditions of the 2022 ABL Facility are nearly identical to those of the Prior ABL Facility.

Similar to the Prior ABL Facility, the 2022 ABL Facility is secured by a first-priority perfected security interest in substantially all owned property and assets (together with all proceeds and products) of Unifi, Inc., Unifi Manufacturing, Inc., and a certain subsidiary guarantor (collectively, the “Loan Parties”). It is also secured by a first-priority security interest in all (or 65% in the case of UNIFI’s first-tier controlled foreign subsidiary, as required by the lenders) of the stock of (or other ownership interests in) each of the Loan Parties (other than Unifi, Inc.) and certain subsidiaries of the Loan Parties, together with all proceeds and products thereof.

Similar to the Prior ABL Facility, if excess availability under the 2022 ABL Revolver falls below the Trigger Level (as defined in the 2022 Credit Agreement), a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a quarterly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of July 2, 2023 was $22,540. In addition, the 2022 ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the 2022 ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Similar to the Prior ABL Facility, the applicable margin is based on (i) the excess availability under the 2022 ABL Revolver and (ii) the consolidated leverage ratio, calculated as of the end of each fiscal quarter. UNIFI’s ability to borrow under the 2022 ABL Revolver is limited to a borrowing base equal to specified percentages of eligible accounts receivable and inventories and is subject to certain conditions and limitations. There is also a monthly unused line fee under the 2022 ABL Revolver of 0.25%.

UNIFI did not incur additional costs or administrative burden during the transition from LIBOR to SOFR with the establishment of the 2022 Credit Agreement.

Finance Lease Obligations

During fiscal 2023, UNIFI entered into finance lease obligations totaling $5,629 for texturing machines. The maturity dates of these obligations occur during fiscal 2028 with interest rates between 4.4% and 6.2%.

During fiscal 2022, UNIFI entered into finance lease obligations totaling $2,493 for texturing machines. The maturity dates of these obligations occur during fiscal 2027 with interest rates between 3.0% and 4.4%.

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

Each borrowing under the agreement provides for 60 monthly payments, which will commence upon the completion of the construction period with a fixed interest rate of approximately SOFR plus 1.0% to 1.2%. In connection with this construction financing arrangement, UNIFI has borrowed a total of $9,755 and transitioned $8,123 of completed asset costs to finance lease obligations as of July 2, 2023.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the following five fiscal years and thereafter.

	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Thereafter
ABL Revolver	$—	$—	$—	$—	$18,100	$—
ABL Term Loan	9,200	9,200	9,200	9,200	73,600	—
Finance lease obligations	2,806	2,779	2,401	1,902	879	—
Total (1)	$12,006	$11,979	$11,601	$11,102	$92,579	$—

(1)
Total reported excludes $1,632 for construction financing, described above.

13. Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	July 2, 2023	July 3, 2022
Nonqualified deferred compensation plan obligation	$2,659	$1,982
Uncertain tax positions	1,973	1,575
Other	468	892
Total other long-term liabilities	$5,100	$4,449

As further described in Note 10, “Other Non-Current Assets,” UNIFI maintains a nonqualified deferred compensation plan for certain key employees and reflects a long-term obligation for amounts due beyond twelve months.

Other primarily includes certain retiree and post-employment medical and disability liabilities.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

14. Income Taxes

Components of (Loss) Income Before Income Taxes

The components of (loss) income before income taxes consist of the following:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
U.S.	$(63,773)	$(18,364)	$(12,463)
Foreign	18,330	45,192	58,810
(Loss) income before income taxes	$(45,443)	$26,828	$46,347

Components of Provision for Income Taxes

Provision for income taxes consists of the following:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Current:
Federal	$309	$(1,163)	$(577)
State	(7)	2	25
Foreign	3,385	15,935	12,739
Total current tax expense	3,687	14,774	12,187
Deferred:
Federal	41	(630)	(1,564)
State	71	33	131
Foreign	(2,898)	(2,520)	6,520
Total deferred tax expense	(2,786)	(3,117)	5,087
Provision for income taxes	$901	$11,657	$17,274

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

Utilization of Net Operating Loss Carryforwards

Domestic deferred tax expense includes the utilization of federal net operating loss (“NOL”) carryforwards of $200, $110, and $5,312 for fiscal 2023, 2022, and 2021, respectively. Foreign deferred tax expense includes the utilization of NOL carryforwards of $166, $32, and $441 for fiscal 2023, 2022, and 2021, respectively. State deferred tax expense includes the utilization of NOL carryforwards of $109, $25, and $167 for fiscal 2023, 2022, and 2021, respectively.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Effective Tax Rate

Reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Federal statutory tax rate	21.0%	21.0%	21.0%
Change in valuation allowance	(30.8)	12.6	5.0
Repatriation of foreign earnings and withholding taxes	(7.4)	3.9	1.8
Change in uncertain tax positions	(4.1)	2.4	0.5
Foreign income taxed at different rates	(1.9)	10.7	9.0
U.S. tax on GILTI	(1.5)	0.2	3.9
Nondeductible compensation	(0.8)	2.1	1.4
Recovery of income taxes in Brazil	9.2	—	—
Research and other business credits	3.6	(4.0)	(3.7)
State income taxes, net of federal tax benefit	3.2	(1.3)	(0.2)
Tax expense on unremitted foreign earnings	3.0	5.5	7.0
Nontaxable income	2.5	(10.2)	(2.4)
Foreign tax credits	2.3	(0.5)	(5.4)
Deemed repatriation of foreign earnings under Subpart F	—	—	1.5
Domestic production activities deduction	—	—	0.6
Rate benefit of U.S. federal NOL carryback	—	—	(2.8)
Nondeductible expenses and other	(0.3)	1.1	0.1
Effective tax rate	(2.0)%	43.5%	37.3%

Deferred Income Taxes

The significant components of UNIFI’s deferred tax assets and liabilities consist of the following:

	July 2, 2023	July 3, 2022
Deferred tax assets:
Capital loss carryforwards	$16,390	$16,318
NOL carryforwards	16,235	6,603
Tax credits	11,634	12,079
Research and development costs	9,137	7,409
Accrued compensation	1,396	2,106
Other items	5,614	4,877
Total gross deferred tax assets	60,406	49,392
Valuation allowance	(43,910)	(31,667)
Total deferred tax assets	16,496	17,725
Deferred tax liabilities:
PP&E	(11,901)	(14,952)
Unremitted earnings	(3,872)	(5,253)
Recovery of non-income taxes	—	132
Other	(148)	(138)
Total deferred tax liabilities	(15,921)	(20,211)
Net deferred tax assets (liabilities)	$575	$(2,486)

Deferred Income Taxes – Valuation Allowance

In assessing its ability to realize deferred tax assets, UNIFI considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. UNIFI considers the scheduled reversal of taxable temporary differences, taxable income in carryback years, cumulative losses in recent years, projected future taxable income, and tax planning strategies in making this assessment. Since UNIFI operates in multiple jurisdictions, the assessment is made on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of its deferred income tax asset balances to warrant the application of a full valuation allowance against the deferred tax assets of its U.S. consolidated group and certain foreign subsidiaries as of July 2, 2023.

Components of UNIFI’s deferred tax valuation allowance are as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Capital loss carryforwards	$(16,390)	$(16,318)	$(17,429)
NOL carryforwards	(16,235)	(4,570)	(2,336)
Tax credits	(10,800)	(10,779)	(17,215)
Other deferred tax assets	(485)	—	—
Total deferred tax valuation allowance	$(43,910)	$(31,667)	$(36,980)

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

During fiscal 2023, UNIFI’s valuation allowance increased by $12,243. The increase was primarily driven by a by an increase in the valuation allowance on federal net operating loss and research credits carryforwards. The increase was partially offset by a decrease in the valuation allowance on foreign tax credits.

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

Unrecognized Tax Benefits

A reconciliation of beginning and ending gross amounts of unrecognized tax benefits is as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Balance at beginning of year	$2,909	$2,590	$1,218
Gross increases (decreases) related to tax positions in prior periods	1,436	(89)	1,396
Gross increases (decreases) related to current period tax positions	8	408	(24)
Gross decreases related to settlements with tax authorities	—	—	—
Gross decreases related to lapse of applicable statute of limitations	—	—	—
Balance at end of year	$4,353	$2,909	$2,590

Unrecognized tax benefits would generate a favorable impact of $4,368 on UNIFI’s effective tax rate if recognized. Expense for interest and penalties recognized by UNIFI within the provision for income taxes was $400, $287, and $141 for fiscal 2023, 2022, and 2021, respectively. UNIFI had $959, $559, and $273 accrued for interest and/or penalties related to uncertain tax positions as of July 2, 2023, July 3, 2022 and June 27, 2021, respectively.

It is reasonably possible that the balance of unrecognized tax benefits could change within the next twelve months due to settlements with tax authorities or expiration of statute of limitations on returns filed. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Therefore, UNIFI is unable to estimate the range of possible adjustments to the balance of unrecognized tax benefits.

Expiration of Net Operating Loss Carryforwards and Tax Credit Carryforwards

As of July 2, 2023, UNIFI had U.S. federal capital loss carryforwards of $16,390, U.S. federal NOL carryforwards of $9,271, U.S. state NOL carryforwards of $3,162 and foreign NOL carryforwards of $2,253. The NOL carryforwards begin expiring in varying amounts in fiscal 2024. As of July 2, 2023, UNIFI had the following carryforward attributes held outside of the U.S. consolidated tax filing group: U.S. federal NOL carryforwards of $292 and U.S. state NOL carryforwards of $513. The NOL carryforwards held outside of the U.S. consolidated tax filing group begin expiring in fiscal 2024. As of July 2, 2023, UNIFI had U.S. federal foreign tax credit carryforwards of $855 and foreign tax credit carryforwards in foreign jurisdictions of $3,404. The foreign tax credit carryforwards begin expiring in varying amounts in fiscal 2028. As of July 2, 2023, UNIFI had U.S. federal and state research and other business tax credit carryforwards of $7,375, which begin expiring in fiscal 2024. As of July 2, 2023, UNIFI had U.S. federal disallowed interest deduction carryforwards of $1,692.

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

In fiscal 2019, the Internal Revenue Service (the “IRS”) initiated an audit of UNIFI’s domestic operations for fiscal years 2016 and 2017. In fiscal 2020, the IRS expanded the audit to include fiscal 2018. In fiscal 2021, the IRS expanded the audit to include fiscal 2019. Fiscal years 2009 through 2014 remain open for certain foreign tax credit amendments and net operating loss and general business credit carrybacks.

Statutes related to material foreign jurisdictions are open from filing dates of their 2018 tax year and material US state jurisdictions from filing dates of state tax returns ended on June 30, 2019. Certain carryforward tax attributes generated in years prior remain subject to examination and could change in subsequent tax years.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Indefinite Reinvestment Assertion

UNIFI considers $43,664 of its unremitted foreign earnings to be permanently reinvested to fund working capital requirements and operations abroad and has therefore not recognized a deferred tax liability for the estimated future taxes that would be incurred upon repatriation. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, UNIFI could be subject to additional tax liabilities of approximately $11,592.

15. Shareholders’ Equity

On October 31, 2018, the Board approved a share repurchase program (the “2018 SRP”) under which UNIFI is authorized to acquire up to $50,000 of its common stock. Under the 2018 SRP, purchases may be made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements, and other factors. The share repurchase authorization is discretionary and has no expiration date. Repurchases, if any, are expected to be financed through cash generated from operations and borrowings, and are subject to applicable limitations and restrictions as set forth in the 2022 ABL Facility. UNIFI may discontinue repurchases at any time that management determines additional purchases are not beneficial or advisable.

The following table summarizes UNIFI’s repurchases and retirements of its common stock under the 2018 SRP for the fiscal periods noted:

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal 2019	—	$—	$50,000
Fiscal 2020	84	$23.72	$48,008
Fiscal 2021	—	$—	$48,008
Fiscal 2022	617	$14.84	$38,859
Fiscal 2023	—	$—	$38,859
Total	701	$15.90	$38,859

As of July 2, 2023, $38,859 remained available for repurchase under the 2018 SRP.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

The following table provides information as of July 2, 2023 with respect to the number of securities remaining available for future issuance under the 2020 Plan:

Authorized under the 2020 Plan	850
Plus: Awards expired, forfeited or otherwise terminated unexercised	4
Less: Awards granted to employees	(544)
Less: Awards granted to non-employee directors	(114)
Available for issuance under the 2020 Plan	196

Stock Options

A summary of UNIFI’s stock options granted to key employees and valued under the Black-Scholes model is as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Quantity	—	—	155
Service period (years)	—	—	3.0
Weighted average exercise price	$—	$—	$15.64
Weighted average grant date fair value	$—	$—	$6.75

The Black-Scholes model used the following weighted average assumptions for the above awards:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Expected term (years)	—	—	5.5
Risk-free interest rate	—	—	0.4%
Volatility	—	—	49.0%
Dividend yield	—	—	—

UNIFI uses historical data to estimate the expected term and volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the stock options.

A summary of stock option activity for fiscal 2023 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at July 3, 2022	982	$15.81
Granted	—	$—
Exercised	(6)	$11.08
Cancelled or forfeited	(30)	$25.86
Expired	(5)	$11.09
Outstanding at July 2, 2023	941	$15.55	6.4	$—
Vested and expected to vest as of July 2, 2023	941	$15.55	6.4	$—
Exercisable at July 2, 2023	535	$17.92	5.9	$—

At July 2, 2023, the remaining unrecognized compensation cost related to the unvested stock options was $308, which is expected to be recognized over a weighted average period of 1.4 years.

For fiscal 2023, 2022, and 2021, the total intrinsic value of stock options exercised was $15, $60, and $85, respectively. The amount of cash received from the exercise of stock options was $0, $28, and $0 for fiscal 2023, 2022, and 2021, respectively. The tax benefit realized from stock options exercised was $3, $8, and $11 for fiscal 2023, 2022, and 2021, respectively.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Stock Units and Share Units

During fiscal 2023, 2022, and 2021, UNIFI granted 186, 80, and 73 restricted stock units (“RSUs”), respectively, to certain key employees. The employee RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company common stock until such employee RSUs have vested and been distributed to the grantee in the form of Company common stock. The employee RSUs vest over a three-year period and will be converted into an equivalent number of shares of Company common stock (for distribution to the grantee) on each vesting date, unless the grantee has elected to defer the receipt of the shares of stock until separation from service. UNIFI estimated the weighted average fair value of each employee RSU granted during fiscal 2023, 2022, and 2021 to be $8.58, $23.45, and $15.65, respectively.

During fiscal 2023, 2022, and 2021, UNIFI granted 61 vested share units (“VSUs”), 32 VSUs, and 37 RSUs (collectively, the “units”), respectively, to UNIFI’s non-employee directors. The units became fully vested on the grant date but convey no rights of ownership in shares of Company common stock until such units have been distributed to the grantee in the form of Company common stock. If a grantee defers his or her distribution, the units are converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of service as a member of the Board. UNIFI estimated the fair value of each unit granted during fiscal 2023, 2022, and 2021 to be $9.51, $22.03, and $15.91, respectively.

During fiscal 2023 and 2022, UNIFI granted 150 and 53 performance share units (“PSUs”), respectively, to certain key employees. The employee PSUs are subject to a performance-based vesting restriction and convey no rights of ownership in shares of Company common stock until such employee PSUs have vested and been distributed to the grantee in the form of Company common stock. Consistent with the vesting provisions of each PSU, between 50% and 300% of the PSUs become vested, if at all, on the date that the associated performance metric is achieved, and will be converted into shares of stock (for distribution to the grantee) on each vesting date, unless the grantee has elected to defer the receipt of the shares of stock until separation from service. The percentage of PSUs that vest is based on the metric achieved on the vesting date compared to the targeted metric defined in the award agreement. UNIFI estimated the weighted average fair value of each unit granted during fiscal 2023 to be $8.43.

UNIFI estimates the fair value of RSUs, VSUs and PSUs based on the market price of UNIFI’s common stock at the award grant date. A summary of RSU, VSU and PSU activity for fiscal 2023 is as follows:

	Non-vested	Weighted Average Grant Date Fair Value	Vested	Total	Weighted Average Grant Date Fair Value
Outstanding at July 3, 2022	234	$20.38	245	479	$21.80
Granted	396	$8.67	—	396	$8.67
Vested	(145)	$14.69	145	—	$—
Converted	—	$—	(90)	(90)	$19.31
Cancelled or forfeited	(5)	$21.22	—	(5)	$21.22
Outstanding at July 2, 2023	480	$12.42	300	780	$15.42

As of July 2, 2023, no outstanding PSUs are expected to vest and, accordingly, the associated compensation expense was $0. At July 2, 2023, the number of RSUs and VSUs vested and expected to vest was 578, with an aggregate intrinsic value of $4,730. The aggregate intrinsic value of the 299 vested RSUs and VSUs at July 2, 2023 was $2,453.

The unrecognized compensation cost related to the unvested RSUs at July 2, 2023 was $1,601, which is expected to be recognized over a weighted average period of 1.6 years.

For fiscal 2023, 2022, and 2021, the total intrinsic value of RSUs and VSUs converted was $882, $1,715, and $1,216, respectively. The tax benefit realized from the conversion of RSUs was $165, $260, and $159 for fiscal 2023, 2022, and 2021, respectively.

Employee Stock Purchase Plan

On October 27, 2021, Unifi, Inc.’s shareholders approved the Unifi, Inc. Employee Stock Purchase Plan (the “ESPP”), under which an aggregate of 100 shares of Company common stock have been authorized and reserved for issuance pursuant to the ESPP. The ESPP permits employees to purchase common stock through payroll deductions at 85 percent of the fair market value of Company common stock on a quarterly basis. For fiscal 2023, 6 shares of common stock were purchased under the ESPP. As of July 2, 2023, 94 shares were available for purchase under the ESPP.

Stock-based compensation expense associated with options granted under the ESPP is measured at the grant date based on the fair value of the award, which is equal to the purchase discount, and is recognized over the service period (generally the vesting period) on a straight-line basis.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Summary

The total cost related to all stock-based compensation was as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Stock options	$575	$928	$1,047
RSUs and VSUs	2,120	2,253	2,015
ESPP	11	—	—
Total compensation cost	$2,706	$3,181	$3,062

In each of fiscal 2023, 2022, and 2021, UNIFI issued 12, 5, and 4 shares of common stock for $110, $110, and $75 of expense, respectively, in connection with Board compensation.

The total income tax benefit recognized for stock-based compensation was $377, $386, and $297 for fiscal 2023, 2022, and 2021, respectively.

As of July 2, 2023, total unrecognized compensation costs related to all unvested stock-based compensation arrangements were $1,909. The weighted average period over which these costs are expected to be recognized is 1.5 years.

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

The following table presents the employer matching contribution expense related to the 401(k) Plan:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Matching contribution expense	$2,967	$3,215	$2,578

Non-qualified Deferred Compensation Plan

The UNIFI, Inc. Deferred Compensation Plan (the “DCP”), established in fiscal 2022, is an unfunded non-qualified deferred compensation plan in which certain key employees are eligible to participate. Under the DCP, participants may elect to defer all or a portion of their annual cash incentive compensation to their account. The deferred amounts are paid in accordance with each participant’s elections. In addition to elective deferrals, the DCP assumed the obligations of the Unifi, Inc. Supplemental Key Employee Retirement Plan (the “SERP”), which includes amounts credited to eligible employees’ accounts based on a percentage of their annual base compensation. Amounts due within the next operating cycle are reflected in Other current liabilities and the remaining DCP obligation is reflected in Other long-term liabilities. The total DCP obligation as of July 2, 2023 and July 3, 2022 was $2,669 and $2,359, respectively.

18. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

Financial Instruments

Grantor Trust

The fair value of the investment assets held by the grantor trust established in connection with the DCP (as previously described in the preceding Notes) were approximately $2,496 and $2,196 as of July 2, 2023 and July 3, 2022, respectively, and are classified as trading securities within Other non-current assets. The grantor trust assets have readily-available market values and are classified as Level 1 trading securities in the fair value hierarchy. Trading gains and losses associated with these investments are recorded to Other operating expense, net. The associated DCP liability is recorded within Other long-term liabilities, and any increase or decrease in the liability is also recorded in Other operating expense (income), net. During fiscal 2023 and 2022, we recorded (gains) losses on investments held by the trust of $(154) and $48, respectively.

Interest Rate Swaps

In 2017, UNIFI entered into three swaps to fix LIBOR at approximately 1.9% for $75,000 of variable rate borrowings which expired on May 24, 2022. The designated hedges increased interest expense for fiscal 2022 and 2021 by $1,190 and $1,347, respectively. There were no interest rate swaps in effect during fiscal 2023.

Non-Financial Assets and Liabilities

Asset abandonment detail is described in Note 9. "Property, Plant and Equipment, Net."

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

19. Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 28, 2020	$(61,848)	$(1,958)	$(63,806)
Other comprehensive income, net of tax	9,368	1,006	10,374
Balance at June 27, 2021	$(52,480)	$(952)	$(53,432)

Other comprehensive (loss) income, net of tax	(7,125)	952	(6,173)
Balance at July 3, 2022	$(59,605)	$—	$(59,605)

Other comprehensive income, net of tax	5,714	—	5,714
Balance at July 2, 2023	$(53,891)	$—	$(53,891)

A summary of other comprehensive income (loss) for fiscal 2023, 2022, and 2021 is provided as follows:

	Fiscal 2023			Fiscal 2022			Fiscal 2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive income (loss):
Foreign currency translation adjustments	$5,714	$—	$5,714	$(7,125)	$—	$(7,125)	$9,368	$—	$9,368
Changes in interest rate swaps, net of reclassification adjustments	—	—	—	1,234	(282)	952	1,316	(310)	1,006
Other comprehensive income (loss), net	$5,714	$—	$5,714	$(5,891)	$(282)	$(6,173)	$10,684	$(310)	$10,374

20. Computation of Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Basic EPS
Net (loss) income	$(46,344)	$15,171	$29,073
Weighted average common shares outstanding	18,037	18,429	18,472
Basic EPS	$(2.57)	$0.82	$1.57
Diluted EPS
Net (loss) income	$(46,344)	$15,171	$29,073
Weighted average common shares outstanding	18,037	18,429	18,472
Net potential common share equivalents	—	439	384
Adjusted weighted average common shares outstanding	18,037	18,868	18,856
Diluted EPS	$(2.57)	$0.80	$1.54
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	—	225	497
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	333	333	333

The calculation of earnings per common share is based on the weighted average number of UNIFI’s common shares outstanding for the applicable period. The calculation of diluted earnings per common share presents the effect of all potential dilutive common shares that were outstanding during the respective period, unless the effect of doing so is anti-dilutive.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

21. Other Operating Expense (Income), Net

Other operating expense (income), net primarily consists of the following:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Impairment for asset abandonment (1)	$8,247	$—	$—
Contract modification costs (2)	623	—	—
Net loss on sale or disposal of assets	278	48	2,809
Foreign currency transaction (gains) losses	(1,104)	(468)	526
Other, net	(188)	262	1,530
Other operating expense (income), net	$7,856	$(158)	$4,865

(1)
In fiscal 2023, UNIFI abandoned certain specialized machinery in the Americas and recorded an impairment charge.
(2)
In fiscal 2023, UNIFI amended certain existing contracts related to future purchases of texturing machinery by delaying the scheduled receipt and installation of such equipment for approximately 18 months. UNIFI paid the associated vendor $623 to establish the 18-month delay.

22. Commitments and Contingencies

Collective Bargaining Agreements

While employees of UNIFI’s Brazilian operations are unionized, none of the labor force employed by UNIFI’s domestic or other foreign subsidiaries is currently covered by a collective bargaining agreement.

Environmental

On September 30, 2004, Unifi Kinston, LLC (“UK”), a subsidiary of Unifi, Inc., completed its acquisition of polyester filament manufacturing assets located in Kinston, North Carolina (“Kinston”) from Invista S.a.r.l. (“INVISTA”). The land for the Kinston site was leased pursuant to a 99-year ground lease (the “Ground Lease”) with E.I. DuPont de Nemours (“DuPont”). Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the U.S. Environmental Protection Agency and the North Carolina Department of Environmental Quality (the “DEQ”) pursuant to the Resource Conservation and Recovery Act Corrective Action program. The program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs and remediate the AOCs to comply with applicable regulatory standards. Effective March 20, 2008, UK entered into a lease termination agreement associated with conveyance of certain assets at the Kinston site to DuPont. This agreement terminated the Ground Lease and relieved UK of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to UK’s period of operation of the Kinston site, which was from 2004 to 2008. At this time, UNIFI has no basis to determine if or when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same. UK continues to own property (the “Kentec site”) acquired in the 2004 transaction with INVISTA that has contamination from DuPont’s prior operations and is monitored by DEQ. The Kentec site has been remediated by DuPont, and DuPont has received authority from DEQ to discontinue further remediation, other than natural attenuation. Prior to transfer of responsibility to UK, DuPont and UK had a duty to monitor and report the environmental status of the Kentec site to DEQ. Effective April 10, 2019, UK assumed sole remediator responsibility of the Kentec site pursuant to its contractual obligations with INVISTA and received $180 of net monitoring and reporting costs due from DuPont. In connection with monitoring, UK expects to sample and report to DEQ annually. At this time, UNIFI does not expect any active site remediation will be required but expects that any costs associated with active site remediation, if ever required, would likely be immaterial.

Unconditional Obligations

UNIFI is a party to unconditional obligations for certain utility and other purchase or service commitments. These commitments are non-cancelable, have remaining terms in excess of one year and qualify as normal purchases.

On a fiscal year basis, the minimum payments expected to be made as part of such commitments are as follows:

	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Thereafter
Unconditional purchase obligations	$6,850	$5,563	$2,684	$2,684	$—	$—
Unconditional service obligations	2,655	1,178	1,010	954	788	617
Total unconditional obligations	$9,505	$6,741	$3,694	$3,638	$788	$617

For fiscal 2023, 2022, and 2021 total costs incurred under these commitments consist of the following:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Costs for unconditional purchase obligations	$23,567	$24,236	$22,689
Costs for unconditional service obligations	1,158	912	967
Total	$24,725	$25,148	$23,656

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

23. Related Party Transactions

Related party balances and transactions are not material to the consolidated financial statements and, accordingly, are not presented separately from other financial statement captions.

There were no related party receivables as of July 2, 2023 and July 3, 2022, and there were no revenues derived from related parties in the current and prior two fiscal years.

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

Related party payables for Salem Leasing Corporation consist of the following:

	July 2, 2023	July 3, 2022
Accounts payable	$457	$432
Operating lease obligations	502	811
Finance lease obligations	3,677	4,933
Total related party payables	$4,636	$6,176

Related party transactions for the current and prior two fiscal years consist of the matters in the table below:

Affiliated Entity	Transaction Type	Fiscal 2023	Fiscal 2022	Fiscal 2021
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$4,568	$4,343	$4,122

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

In the fourth quarter of fiscal 2022, UNIFI realigned its operating and reportable segments to correspond with changes to its operating model, management structure, and organizational responsibilities, reflecting the manner in which business performance is evaluated, resources are allocated, and financial statement users can best understand the results of operations. Accordingly, UNIFI reports the Americas Segment, Brazil Segment, and Asia Segment. The Americas Segment represents the combination of the previously reported Polyester Segment, Nylon Segment, and All Other category. There are no changes to the composition of the historical Brazil Segment and Asia Segment. Comparative prior period disclosures have been updated to conform to the new presentation.

UNIFI's three reportable segments are organized as follows:

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
•
The operations within the Asia Segment exhibit similar long-term economic characteristics and sell to similar customers utilizing similar methods of distribution primarily in Asia and Europe. The Asia Segment primarily sources synthetic and recycled textile products from third-party suppliers and sells to yarn manufacturers, knitters, and weavers that produce fabric for the apparel, automotive, home furnishings, industrial, and other end-use markets principally in Asia. The Asia Segment includes sales offices in China, Turkey, and Hong Kong.

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

Selected financial information is presented below:

	Fiscal 2023
	Americas	Brazil	Asia	Total
Net sales	$389,662	$119,062	$114,803	$623,527
Cost of sales	404,321	106,900	98,065	609,286
Gross (loss) profit	(14,659)	12,162	16,738	14,241
Segment depreciation expense	22,044	2,035	—	24,079
Segment Profit	$7,385	$14,197	$16,738	$38,320

	Fiscal 2022
	Americas	Brazil	Asia	Total
Net sales	$483,085	$126,066	$206,607	$815,758
Cost of sales	458,617	98,925	177,731	735,273
Gross profit	24,468	27,141	28,876	80,485
Segment depreciation expense	21,153	1,500	—	22,653
Segment Profit	$45,621	$28,641	$28,876	$103,138

	Fiscal 2021
	Americas	Brazil	Asia	Total
Net sales	$386,779	$95,976	$184,837	$667,592
Cost of sales	350,373	64,281	159,444	574,098
Gross profit	36,406	31,695	25,393	93,494
Segment depreciation expense	21,054	1,315	—	22,369
Segment Profit	$57,460	$33,010	$25,393	$115,863

The reconciliations of segment gross profit to consolidated (loss) income before income taxes are as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Americas	$(14,659)	$24,468	$36,406
Brazil	12,162	27,141	31,695
Asia	16,738	28,876	25,393
Segment gross profit	14,241	80,485	93,494
SG&A	47,345	52,489	51,334
Benefit for bad debts	(89)	(445)	(1,316)
Other operating expenses (income), net	7,856	(158)	4,865
Operating (loss) income	(40,871)	28,599	38,611
Interest income	(2,109)	(1,524)	(603)
Interest expense	7,577	3,085	3,323
Equity in earnings of unconsolidated affiliates	(896)	(605)	(739)
Recovery of non-income taxes, net	—	815	(9,717)
(Loss) income before income taxes	$(45,443)	$26,828	$46,347

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Americas	$22,044	$21,153	$21,054
Brazil	2,035	1,500	1,315
Asia	—	—	—
Segment depreciation expense	24,079	22,653	22,369
Other depreciation and amortization expense	3,107	3,554	3,159
Depreciation and amortization expense	$27,186	$26,207	$25,528

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Americas	$25,943	$29,841	$16,053
Brazil	10,244	9,253	3,461
Asia	41	236	666
Segment capital expenditures	36,228	39,330	20,180
Other capital expenditures	206	301	998
Capital expenditures	$36,434	$39,631	$21,178

The reconciliations of segment total assets to consolidated total assets are as follows:

	July 2, 2023	July 3, 2022
Americas	$334,303	$379,898
Brazil	115,676	98,731
Asia	60,752	81,322
Segment total assets	510,731	559,951
Other current assets	5,179	5,145
Other PP&E	15,034	17,809
Other operating lease assets	504	756
Other non-current assets	4,374	2,985
Investments in unconsolidated affiliates	2,997	2,072
Total assets	$538,819	$588,718

Geographic Data

Net Sales	Fiscal 2023	Fiscal 2022	Fiscal 2021
U.S.	$355,197	$430,381	$341,897
China	100,183	185,558	171,261
Brazil	119,061	126,066	95,976
Remaining Foreign Countries	49,086	73,753	58,458
Total	$623,527	$815,758	$667,592

Export sales from UNIFI’s U.S. operations to external customers	$52,051	$74,589	$59,055

The net sales amounts are based on the operating locations from where the items were produced or distributed.

Long-Lived Assets	July 2, 2023	July 3, 2022
U.S.	$184,249	$196,885
Brazil	36,945	21,927
China	968	2,211
Remaining Foreign Countries	18,658	12,932
Total	$240,820	$233,955

Long-lived assets are comprised of PP&E, net; operating lease assets; intangible assets, net; investments in unconsolidated affiliates; and other non-current assets.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

25. Quarterly Results (Unaudited)

Quarterly financial data and selected highlights are as follows:

	For the Fiscal Quarter Ended
	October 2, 2022	January 1, 2023	April 2, 2023	July 2, 2023
Net sales (1)	$179,519	$136,212	$156,738	$151,058
Gross profit (loss) (2)	6,563	(8,000)	9,653	6,025
Net (loss) income (3)	(7,834)	(18,037)	(5,184)	(15,289)
Net (loss) income per common share:
Basic (4)	$(0.44)	$(1.00)	$(0.29)	$(0.85)
Diluted (4)	$(0.44)	$(1.00)	$(0.29)	$(0.85)

	For the Fiscal Quarter Ended
	September 26, 2021	December 26, 2021	March 27, 2022	July 3, 2022
Net sales (5)	$195,992	$201,410	$200,780	$217,576
Gross profit (6)	26,097	16,890	19,144	18,354
Net income (7)	8,680	929	2,066	3,496
Net income per common share:
Basic (4)	$0.47	$0.05	$0.11	$0.19
Diluted (4)	$0.46	$0.05	$0.11	$0.19

(1)
Net sales for all fiscal quarters of fiscal 2023 includes adverse demand pressures in the Americas and Asia Segments.

(2)
Gross profit for our domestic operations for all fiscal quarters of fiscal 2023 was impacted by lower production volumes driving weaker fixed cost absorption in connection with lower sales volumes.

(3)
Net loss for our domestic operations for all fiscal quarters of fiscal 2023 includes the adverse pressures on gross profit. Net loss for the fourth quarter of fiscal 2023 includes an impairment further described in Note 9, "Property, Plant and Equipment, Net."

(4)
Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the fiscal quarters may not equal the total for the fiscal year.

(5)
The fiscal quarter ending July 3, 2022 included an additional week of sales of approximately $8,700.

(6)
Gross profit for our domestic operations for all fiscal quarters of fiscal 2022 includes adverse pressures from (i) higher raw material costs, (ii) rising input costs, and (iii) the weakening of labor productivity.

(7)
Net income for our domestic operations for all fiscal quarters of fiscal 2022 includes the adverse pressures on gross profit.

26. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Interest, net of capitalized interest of $530, $396 and $229, respectively	$5,820	$2,921	$3,158
Income taxes, net of refunds	6,069	13,045	8,239

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds. Fiscal 2022 includes an income tax payment of $3,749 related to the recovery of non-income taxes described in Note 8, “Other Current Assets.”

Non-Cash Investing and Financing Activities

As of July 2, 2023, July 3, 2022, and June 27, 2021, $1,137, $2,456, and $2,080, respectively, were included in accounts payable for unpaid capital expenditures.

During fiscal years ended July 2, 2023, July 3, 2022, and June 27, 2021, UNIFI recorded non-cash activity relating to finance leases of $5,629, $2,493, and $740, respectively.

In connection with the commencement of the 2022 Credit Agreement in October 2022, $52,500 of borrowings outstanding on the revolving credit facility were transferred to the term loan, such that revolver borrowings were reduced by $52,500 and term loan borrowings were increased by $52,500 with no flow of cash.