Form 10-Q
period 2023-10-01
UNIFI INC
filed 2023-11-08
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2023

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

As of November 3, 2023, there were 18,116,605 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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
•
the impact of tax laws, the judicial or administrative interpretations of tax laws, and/or changes in such laws or interpretations; and
•
other factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2023 or in the Company’s other periodic reports and information filed with the Securities and Exchange Commission (the “SEC”).

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

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED OCTOBER 1, 2023

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	October 1, 2023	July 2, 2023
ASSETS
Cash and cash equivalents	$51,515	$46,960
Receivables, net	78,706	83,725
Inventories	136,092	150,810
Income taxes receivable	1,592	238
Other current assets	9,419	12,327
Total current assets	277,324	294,060
Property, plant and equipment, net	212,634	218,521
Operating lease assets	7,576	7,791
Deferred income taxes	4,094	3,939
Other non-current assets	14,633	14,508
Total assets	$516,261	$538,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$37,064	$44,455
Income taxes payable	996	789
Current operating lease liabilities	1,885	1,813
Current portion of long-term debt	12,323	12,006
Other current liabilities	16,443	12,932
Total current liabilities	68,711	71,995
Long-term debt	128,890	128,604
Non-current operating lease liabilities	5,842	6,146
Deferred income taxes	2,999	3,364
Other long-term liabilities	4,790	5,100
Total liabilities	211,232	215,209

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,084,522 and 18,081,538 shares issued and outstanding as of October 1, 2023 and July 2, 2023, respectively)	1,808	1,808
Capital in excess of par value	69,130	68,901
Retained earnings	293,522	306,792
Accumulated other comprehensive loss	(59,431)	(53,891)
Total shareholders’ equity	305,029	323,610
Total liabilities and shareholders’ equity	$516,261	$538,819

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended
	October 1, 2023	October 2, 2022
Net sales	$138,844	$179,519
Cost of sales	139,419	172,956
Gross (loss) profit	(575)	6,563
Selling, general and administrative expenses	11,609	11,773
(Benefit) provision for bad debts	(209)	174
Other operating expense (income), net	54	(689)
Operating loss	(12,029)	(4,695)
Interest income	(581)	(547)
Interest expense	2,485	1,247
Equity in earnings of unconsolidated affiliates	(200)	(295)
Loss before income taxes	(13,733)	(5,100)
(Benefit) provision for income taxes	(463)	2,734
Net loss	$(13,270)	$(7,834)

Net loss per common share:
Basic	$(0.73)	$(0.44)
Diluted	$(0.73)	$(0.44)

Comprehensive loss:

	For the Three Months Ended
	October 1, 2023	October 2, 2022
Net loss	$(13,270)	$(7,834)
Other comprehensive loss:
Foreign currency translation adjustments	(5,540)	(5,908)
Other comprehensive loss, net	(5,540)	(5,908)
Comprehensive loss	$(18,810)	$(13,742)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at July 2, 2023	18,081	$1,808	$68,901	$306,792	$(53,891)	$323,610
Options exercised	3	—	21	—	—	21
Conversion of equity units	1	—	—	—	—	—
Stock-based compensation	—	—	209	—	—	209
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	—	—	(1)	—	—	(1)
Other comprehensive loss, net of tax	—	—	—	—	(5,540)	(5,540)
Net loss	—	—	—	(13,270)	—	(13,270)
Balance at October 1, 2023	18,085	$1,808	$69,130	$293,522	$(59,431)	$305,029

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at July 3, 2022	17,979	$1,798	$66,120	$353,136	$(59,605)	$361,449
Options exercised	3	—	17	—	—	17
Conversion of equity units	31	3	(3)	—	—	—
Stock-based compensation	—	—	591	—	—	591
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(1)	—	(16)	—	—	(16)
Other comprehensive loss, net of tax	—	—	—	—	(5,908)	(5,908)
Net loss	—	—	—	(7,834)	—	(7,834)
Balance at October 2, 2022	18,012	$1,801	$66,709	$345,302	$(65,513)	$348,299

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	October 1, 2023	October 2, 2022
Cash and cash equivalents at beginning of period	$46,960	$53,290
Operating activities:
Net loss	(13,270)	(7,834)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in earnings of unconsolidated affiliates	(200)	(295)
Depreciation and amortization expense	7,026	6,740
Non-cash compensation expense	212	633
Deferred income taxes	(679)	(373)
Other, net	(62)	324
Changes in assets and liabilities:
Receivables, net	4,111	13,800
Inventories	12,608	6,475
Other current assets	2,126	4,026
Income taxes	(1,148)	(789)
Accounts payable and other current liabilities	(3,432)	(28,615)
Other, net	(173)	16
Net cash provided (used) by operating activities	7,119	(5,892)

Investing activities:
Capital expenditures	(2,937)	(11,198)
Other, net	457	(222)
Net cash used by investing activities	(2,480)	(11,420)

Financing activities:
Proceeds from ABL Revolver	31,100	65,500
Payments on ABL Revolver	(27,500)	(52,300)
Payments on ABL Term Loan	(2,300)	(2,500)
Proceeds from construction financing	—	2,449
Payments on finance lease obligations	(713)	(436)
Other, net	17	—
Net cash provided by financing activities	604	12,713

Effect of exchange rate changes on cash and cash equivalents	(688)	(1,491)
Net increase (decrease) in cash and cash equivalents	4,555	(6,090)
Cash and cash equivalents at end of period	$51,515	$47,200

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

UNIFI maintains one of the textile industry’s most comprehensive product offerings that includes a range of specialized, value-added, and commodity solutions, with principal geographic markets in North America, Central America, South America, Asia, and Europe. UNIFI has direct manufacturing operations in four countries and participates in joint ventures with operations in Israel and the United States (the “U.S.”).

2. Basis of Presentation; Condensed Notes

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. As contemplated by the instructions of the SEC to Form 10-Q, the following notes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to UNIFI’s year-end audited consolidated financial statements and related notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended July 2, 2023 (the “2023 Form 10-K”).

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

The fiscal quarter for each of Unifi, Inc., its primary domestic operating subsidiaries and its subsidiary in El Salvador ended on October 1, 2023. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal quarter ended on September 30, 2023. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ fiscal quarter end. The three-month periods ended October 1, 2023 and October 2, 2022 both consisted of 13 weeks.

3. Recent Accounting Pronouncements

Based on UNIFI’s review of Accounting Standards Updates issued since the filing of the 2023 Form 10-K, there have been no newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on UNIFI’s consolidated financial statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Revenue

The following tables present net sales disaggregated by (i) classification of customer type and (ii) REPREVE® Fiber sales:

Third-Party Manufacturer

	For the Three Months Ended
	October 1, 2023	October 2, 2022
Third-party manufacturer	$137,620	$178,212
Service	1,224	1,307
Net sales	$138,844	$179,519

	For the Three Months Ended
	October 1, 2023	October 2, 2022
REPREVE® Fiber	$42,461	$49,179
All other products and services	96,383	130,340
Net sales	$138,844	$179,519

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

5. Long-Term Debt

Debt Obligations

The following table and narrative presents the detail of UNIFI’s debt obligations. Capitalized terms not otherwise defined within this Note shall have the meanings attributed to them in the Second Amended and Restated Credit Agreement, dated as of October 28, 2022 (the "2022 Credit Agreement").

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	October 1, 2023	October 1, 2023	July 2, 2023
ABL Revolver	October 2027	7.7%	$21,700	$18,100
ABL Term Loan	October 2027	6.9%	108,100	110,400
Finance lease obligations	(1)	5.0%	11,687	10,767
Construction financing	(2)	0.0%	—	1,632
Total debt			141,487	140,899
Current ABL Term Loan			(9,200)	(9,200)
Current portion of finance lease obligations			(3,123)	(2,806)
Unamortized debt issuance costs			(274)	(289)
Total long-term debt			$128,890	$128,604

(1)
Scheduled maturity dates for finance lease obligations range from March 2025 to September 2028.
(2)
Refer to the discussion below under “Construction Financing” for further information.

ABL Facility and Amendments

There have been no changes to the 2022 Credit Agreement following the filing of the 2023 Form 10-K.

Construction Financing

In connection with the construction financing arrangement, UNIFI has borrowed a total of $9,755 and transitioned $9,755 of completed asset costs to finance lease obligations as of October 1, 2023.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Income Taxes

The (benefit) provision for income taxes and effective tax rate were as follows:

	For the Three Months Ended
	October 1, 2023	October 2, 2022
(Benefit) provision for income taxes	$(463)	$2,734
Effective tax rate	3.4%	(53.6)%

Income Tax Expense

UNIFI’s (benefit) provision for income taxes for the three months ended October 1, 2023 and October 2, 2022 was calculated by applying the estimated annual effective tax rate to year-to-date pre-tax book income and adjusting for discrete items that occurred during the period.

The effective tax rate for the three months ended October 1, 2023 varied from the U.S. federal statutory rate primarily due to the U.S.-generated losses for which UNIFI does not expect to realize a future tax benefit.

During the three months ended October 1, 2023, the Internal Revenue Service (the “IRS”) audit of fiscal years 2014 through 2019 was concluded with a net refund of $1,248 which is yet to be received. The impact from the audit adjustments to the prior periods was insignificant.

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

Following the conclusion of the IRS audit, UNIFI adjusted the uncertain tax positions for fiscal years 2014 through 2019 that were effectively settled. The impact from releasing the netted uncertain tax position liabilities was insignificant.

7. Shareholders’ Equity

On October 31, 2018, UNIFI announced that the Company's Board of Directors (the “Board”) approved a share repurchase program (the “2018 SRP”) under which UNIFI is authorized to acquire up to $50,000 of its common stock. The share repurchase authorization is discretionary and has no expiration date. No shares have been repurchased in fiscal 2023 and 2024 and $38,859 remains available for repurchase.

8. Stock-Based Compensation

On October 31, 2023, UNIFI’s shareholders approved a First Amendment (the "First Amendment") to the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (the “2020 Plan”). The 2020 Plan set the initial number of shares available for future issuance ("share reserve") pursuant to awards granted under the 2020 Plan to 850. The First Amendment increased the remaining share reserve by 1,100. No additional awards can be granted under prior plans; however, awards outstanding under a respective prior plan remain subject to that plan’s provisions.

9. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

Financial Instruments

For the three months ended October 1, 2023 and October 2, 2022, there were no significant changes to UNIFI’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Grantor Trust

The UNIFI, Inc. Deferred Compensation Plan (the “DCP”), established in fiscal 2022, is an unfunded non-qualified deferred compensation plan in which certain key employees are eligible to participate. The fair values of the investment assets held by the grantor trust established in connection with the DCP were approximately $2,463 and $2,496 as of October 1, 2023 and July 2, 2023, respectively, and are classified as trading securities within Other non-current assets. The grantor trust assets have readily-available market values and are classified as Level 1 trading securities in the fair value hierarchy. Trading gains and losses associated with these investments are recorded to Other operating (income) expense, net. The associated DCP liability is recorded within Other long-term liabilities, and any increase or decrease in the liability is also recorded in Other operating expense (income), net. During the three months ended October 1, 2023 and October 2, 2022, we recorded net losses on investments held by the trust of $33 and $49, respectively.

10. Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended
	October 1, 2023	October 2, 2022
Net loss	$(13,270)	$(7,834)
Basic weighted average shares	18,084	18,001
Net potential common share equivalents	—	—
Diluted weighted average shares	18,084	18,001
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	590	618
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	333	333

The calculation of EPS is based on the weighted average number of Unifi, Inc.’s common shares outstanding for the applicable period. The calculation of diluted EPS presents the effect of all potential dilutive common shares that were outstanding during the respective period, unless the effect of doing so is anti-dilutive.

11. Commitments and Contingencies

Collective Bargaining Agreements

While employees of UNIFI’s Brazilian operations are unionized, none of the labor force employed by UNIFI’s domestic or other foreign subsidiaries is currently covered by a collective bargaining agreement.

12. Related Party Transactions

Related party balances and transactions are not material to the condensed consolidated financial statements and, accordingly, are not presented separately from other financial statement captions.

There were no related party receivables as of October 1, 2023 or July 2, 2023.

Related party payables for Salem Leasing Corporation consisted of the following:

	October 1, 2023	July 2, 2023
Accounts payable	$516	$457
Operating lease obligations	453	502
Finance lease obligations	3,356	3,677
Total related party payables	$4,325	$4,636

The following were the Company’s significant related party transactions:

		For the Three Months Ended
Affiliated Entity	Transaction Type	October 1, 2023	October 2, 2022
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$1,209	$1,199

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Business Segment Information

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

Selected financial information is presented below:

	For the Three Months Ended October 1, 2023
	Americas	Brazil	Asia	Total
Net sales	$81,573	$29,909	$27,362	$138,844
Cost of sales	88,953	27,742	22,724	139,419
Gross (loss) profit	(7,380)	2,167	4,638	(575)
Segment depreciation expense	5,497	840	—	6,337
Segment (Loss) Profit	$(1,883)	$3,007	$4,638	$5,762

	For the Three Months Ended October 2, 2022
	Americas	Brazil	Asia	Total
Net sales	$107,644	$38,879	$32,996	$179,519
Cost of sales	112,513	32,092	28,351	172,956
Gross (loss) profit	(4,869)	6,787	4,645	6,563
Segment depreciation expense	5,480	470	—	5,950
Segment Profit	$611	$7,257	$4,645	$12,513

The reconciliations of segment gross (loss) profit to consolidated loss before income taxes are as follows:

	For the Three Months Ended
	October 1, 2023	October 2, 2022
Americas	$(7,380)	$(4,869)
Brazil	2,167	6,787
Asia	4,638	4,645
Segment gross (loss) profit	(575)	6,563
Selling, general and administrative expenses	11,609	11,773
(Benefit) provision for bad debts	(209)	174
Other operating expense (income), net	54	(689)
Operating loss	(12,029)	(4,695)
Interest income	(581)	(547)
Interest expense	2,485	1,247
Equity in earnings of unconsolidated affiliates	(200)	(295)
Loss before income taxes	$(13,733)	$(5,100)

There have been no material changes in segment assets during fiscal 2024.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Investments in Unconsolidated Affiliates

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

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA. The supply agreement has no stated minimum purchase quantities and pricing is typically negotiated every six months, based on market rates. As of October 1, 2023, UNIFI’s open purchase orders related to this supply agreement were $2,265.

UNIFI’s raw material purchases under this supply agreement consisted of the following:

	For the Three Months Ended
	October 1, 2023	October 2, 2022
UNFA	$3,126	$7,401
UNF	—	37
Total	$3,126	$7,438

As of October 1, 2023 and July 2, 2023, UNIFI had combined accounts payable due to UNF and UNFA of $2,238 and $3,440, respectively.

UNIFI has determined that UNF and UNFA are variable interest entities and has also determined that UNIFI is the primary beneficiary of these entities, based on the terms of the supply agreement. As a result, these entities should be consolidated with UNIFI’s financial results. As (i) UNIFI purchases substantially all of the output from the two entities and all intercompany sales would be eliminated in consolidation, (ii) the two entities’ balance sheets constitute 5% or less of UNIFI’s current assets and total assets, and (iii) such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements and instead is accounting for these entities as equity investments. As of October 1, 2023, UNIFI’s combined investments in UNF and UNFA were $3,213. The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy. Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to either UNF or UNFA.

Condensed balance sheet and income statement information for UNIFI’s unconsolidated affiliates (including reciprocal balances) are presented in the tables below.

	October 1, 2023	July 2, 2023
Current assets	$9,288	$10,608
Non-current assets	480	494
Current liabilities	5,823	7,304
Non-current liabilities	—	—
Shareholders’ equity and capital accounts	3,945	3,798

UNIFI’s portion of undistributed earnings	3,154	2,938

	For the Three Months Ended
	October 1, 2023	October 2, 2022
Net sales	$4,741	$8,811
Gross profit	638	489
Income from operations	196	25
Net income	165	15
Depreciation and amortization	14	28

Distributions received	—	—

15. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Three Months Ended
	October 1, 2023	October 2, 2022
Interest, net of capitalized interest of $62 and $87, respectively	$2,443	$767
Income tax payments, net	1,633	2,928

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds.

Non-Cash Investing and Financing Activities

As of October 1, 2023 and July 2, 2023, $1,084 and $1,137, respectively, were included in accounts payable for unpaid capital expenditures. As of October 2, 2022 and July 3, 2022, $1,449 and $2,456, respectively, were included in accounts payable for unpaid capital expenditures.

During the three months ended October 1, 2023 and October 2, 2022, UNIFI recorded non-cash activity relating to finance leases of $1,633 and $729 respectively.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

16. Other Financial Data

Select balance sheet information is presented in the following table.

	October 1, 2023	July 2, 2023
Receivables, net:
Customer receivables	$73,147	$79,174
Allowance for uncollectible accounts	(1,132)	(1,362)
Reserves for quality claims	(663)	(682)
Net customer receivables	71,352	77,130
Banker's acceptance notes	6,608	5,870
Other receivables	746	725
Total receivables, net	$78,706	$83,725

Inventories:
Raw materials	$54,538	$59,983
Supplies	11,705	11,787
Work in process	7,945	6,633
Finished goods	68,672	78,032
Gross inventories	142,860	156,435
Net realizable value adjustment	(6,768)	(5,625)
Total inventories	$136,092	$150,810

Other current assets:
Prepaid expenses and other	$2,592	$2,584
Vendor deposits	2,585	3,863
Value-added taxes receivable	2,574	3,398
Recovery of non-income taxes, net	1,467	1,933
Contract assets	201	549
Total other current assets	$9,419	$12,327

Property, plant and equipment, net:
Land	$2,496	$2,512
Land improvements	16,445	16,443
Buildings and improvements	167,643	167,589
Assets under finance leases	18,030	16,397
Machinery and equipment	659,027	656,431
Computers, software and office equipment	25,255	26,654
Transportation equipment	10,646	10,710
Construction in progress	2,266	10,003
Gross property, plant and equipment	901,808	906,739
Less: accumulated depreciation	(683,263)	(682,768)
Less: accumulated amortization – finance leases	(5,911)	(5,450)
Total property, plant and equipment, net	$212,634	$218,521

Other non-current assets:
Recovery of taxes	$5,808	$5,957
Investments in unconsolidated affiliates	3,213	2,997
Grantor trust	2,463	2,496
Intangible assets, net	973	1,210
Other	2,176	1,848
Total other non-current assets	$14,633	$14,508

Other current liabilities:
Payroll and fringe benefits	$8,541	$6,981
Utilities	2,065	1,634
Deferred revenue	1,346	1,441
Incentive compensation	1,183	298
Property taxes and other	3,308	2,578
Total other current liabilities	$16,443	$12,932

Other long-term liabilities:
Nonqualified deferred compensation plan obligation	$2,469	$2,659
Uncertain tax positions	1,871	1,973
Other	450	468
Total other long-term liabilities	$4,790	$5,100

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended October 1, 2023, while a reference to the “prior period” refers to the three-month period ended October 2, 2022. Such references may be accompanied by certain phrases for added clarity. The current period and the prior period each consisted of 13 weeks.

Our discussions in this Item 2 focus on our results during, or as of, the three months ended October 1, 2023 and October 2, 2022, and, to the extent applicable, any material changes from the information discussed in the 2023 Form 10-K or other important intervening developments or information. These discussions should be read in conjunction with the 2023 Form 10-K for more detailed and background information about our business, operations, and financial condition.

Discussion of foreign currency translation is primarily associated with changes in the Brazilian Real (“BRL”) and changes in the Chinese Renminbi (“RMB”) versus the U.S. Dollar (“USD”). Weighted average exchange rates were as follows:

	For the Three Months Ended
	October 1, 2023	October 2, 2022
BRL to USD	4.89	5.25
RMB to USD	7.25	6.85

All amounts, except per share amounts, are presented in thousands (000s), except as otherwise noted.

Overview and Significant General Matters

UNIFI focuses on delivering products and solutions to direct customers and brand partners throughout the world, leveraging our internal manufacturing capabilities and an enhanced global supply chain that delivers a diverse range of synthetic and recycled fibers and polymers. Our strategic initiatives include (i) leveraging our competitive advantages to grow market share in each of the major geographies we serve, (ii) expanding our presence in non-apparel markets with additional REPREVE® products, (iii) advancing the development and commercialization of innovative and sustainable solutions, and (iv) increasing brand awareness for REPREVE®. Due to the recent volatility of the apparel market, we have increased our focus on sales opportunities beyond traditional apparel customers, and we continue to drive innovation throughout our portfolio to further diversify the business and enhance gross profit. We believe our strategic initiatives will increase revenue and profitability and generate improved cash flows from operations.

Current Economic Environment

The current economic environment and significant decrease in textile product demand adversely impacted our consolidated sales and profitability in fiscal 2023 and the first quarter of fiscal 2024. In addition to the current unfavorable economic environment and the inventory destocking measures taken by brands and retailers, the following pressures have been present: (i) the impact of inflation on consumer spending, (ii) rising interest rates for consumers and customers, including the impact on the carrying costs of customer inventories, (iii) the Russia-Ukraine conflict, (iv) the recent conflict in the Middle East and the potential impacts to petroleum pricing and geopolitics, and (v) supply chain volatility. UNIFI will continue to monitor these and other aspects of the current economic environment and work closely with stakeholders to ensure business continuity and liquidity.

We recognize the disruption to global markets and supply chains caused by (i) Russia’s invasion of Ukraine and (ii) the recent conflict in the Middle East. While we currently have a raw material supplier based in Israel for which the recent supply levels have been insignificant, we have not been directly impacted by either conflict. Indirectly, we recognize that additional or prolonged impacts to the petroleum or other global markets could cause further inflationary pressures to our raw material costs or unforeseen adverse impacts.

Input Costs and Global Production Volatility

Despite lowered input and freight costs and a marginally more stable labor pool during fiscal 2023 and 2024, the global demand volatility and uncertainty that existed in fiscal 2023 continued into fiscal 2024. The threat of recession and global tensions continue to create uncertainty. Such existing challenges and future uncertainty, particularly for rising input costs, labor productivity, and global demand, could worsen and/or continue for prolonged periods, materially impacting our consolidated sales and gross profit. Also, the need for future selling price adjustments in connection with inflationary costs could impact our ability to retain current customer programs and compete successfully for new programs in certain regions.

Cash Deposits and Financial Institution Risk

During fiscal 2023, certain regional bank crises and failures generated additional uncertainty and volatility in the financial and credit markets. UNIFI currently holds the vast majority of its cash deposits with large foreign banks in our associated operating regions, and management maintains the ability to repatriate cash to the U.S. relatively quickly. Accordingly, UNIFI has not modified its mix of financial institutions holding cash deposits, but UNIFI will continue to monitor the environment and current events to ensure any increase in concentration or credit risk is appropriately and timely addressed. If any of our lending counterparties are unable to perform on their commitments, our liquidity could be impacted. We actively monitor all lending counterparties, and none have indicated that they may be unable to perform on their commitments. In addition, we periodically review our lending counterparties, considering the stability of the institutions and other aspects of the relationships. Based on our monitoring activities, we currently believe our lending counterparties will be able to perform their commitments.

Key Performance Indicators and Non-GAAP Financial Measures

UNIFI continuously reviews performance indicators to measure its success. These performance indicators form the basis of management’s discussion and analysis included below:

•
sales volume and revenue for UNIFI and for each reportable segment;
•
gross (loss) profit and gross margin for UNIFI and for each reportable segment;
•
net loss and diluted EPS;
•
Segment (Loss) Profit, which equals segment gross (loss) profit plus segment depreciation expense;
•
unit conversion margin, which represents unit net sales price less unit raw material costs, for UNIFI and for each reportable segment;
•
working capital, which represents current assets less current liabilities;
•
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which represents net loss before net interest expense, income tax expense, and depreciation and amortization expense;
•
Adjusted EBITDA, which represents EBITDA adjusted to exclude, from time to time, certain other adjustments necessary to understand and compare the underlying results of UNIFI;
•
Adjusted Net Loss, which represents net loss calculated under GAAP, adjusted to exclude certain amounts which management believes do not reflect the ongoing operations and performance of UNIFI and/or for which exclusion may be necessary to understand and compare the underlying results of UNIFI;
•
Adjusted EPS, which represents Adjusted Net Loss divided by UNIFI’s diluted weighted average common shares outstanding;
•
Adjusted Working Capital, which equals receivables plus inventories and other current assets, less accounts payable and other current liabilities; and
•
Net Debt, which represents debt principal less cash and cash equivalents.

EBITDA, Adjusted EBITDA, Adjusted Net Loss, Adjusted EPS, Adjusted Working Capital, and Net Debt (collectively, the “non-GAAP financial measures”) are not determined in accordance with GAAP and should not be considered a substitute for performance measures determined in accordance with GAAP. The calculations of the non-GAAP financial measures are subjective, based on management’s belief as to which items should be included or excluded in order to provide the most reasonable and comparable view of the underlying operating performance of the business. We may, from time to time, modify the amounts used to determine our non-GAAP financial measures. When applicable, management’s discussion and analysis includes specific consideration for items that comprise the reconciliations of its non-GAAP financial measures. We believe that these non-GAAP financial measures better reflect UNIFI’s underlying operations and performance and that their use, as operating performance measures, provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets, among otherwise comparable companies.

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

Management uses Adjusted Net Loss and Adjusted EPS (i) as measurements of net operating performance because they assist us in comparing such performance on a consistent basis, as they remove the impact of (a) items that we would not expect to occur as a part of our normal business on a regular basis and (b) components of the provision for income taxes that we would not expect to occur as a part of our underlying taxable operations; (ii) for planning purposes, including the preparation of our annual operating budget; and (iii) as measures in determining the value of other acquisitions and dispositions.

Management uses Adjusted Working Capital as an indicator of UNIFI’s production efficiency and ability to manage inventories and receivables.

Management uses Net Debt as a liquidity and leverage metric to determine how much debt would remain if all cash and cash equivalents were used to pay down debt principal.

Review of Results of Operations

Three Months Ended October 1, 2023 Compared to Three Months Ended October 2, 2022

Consolidated Overview

The below tables provide:

•
the components of net loss and the percentage increase or decrease over the prior period amounts,
•
a reconciliation from net loss to EBITDA and Adjusted EBITDA, and following the tables is a discussion and analysis of the significant components of net loss.

Net loss

	For the Three Months Ended
	October 1, 2023		October 2, 2022
		% of Net Sales		% of Net Sales	% Change
Net sales	$138,844	100.0	$179,519	100.0	(22.7)
Cost of sales	139,419	100.4	172,956	96.3	(19.4)
Gross (loss) profit	(575)	(0.4)	6,563	3.7	(108.8)
SG&A	11,609	8.4	11,773	6.6	(1.4)
(Benefit) provision for bad debts	(209)	(0.2)	174	0.1	nm
Other operating expense (income), net	54	—	(689)	(0.4)	(107.8)
Operating loss	(12,029)	(8.6)	(4,695)	(2.6)	156.2
Interest expense, net	1,904	1.4	700	0.4	172.0
Equity in earnings of unconsolidated affiliates	(200)	(0.1)	(295)	(0.2)	(32.2)
Loss before income taxes	(13,733)	(9.9)	(5,100)	(2.8)	169.3
(Benefit) provision for income taxes	(463)	(0.3)	2,734	1.6	(116.9)
Net loss	$(13,270)	(9.6)	$(7,834)	(4.4)	69.4

nm = not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net loss to EBITDA and Adjusted EBITDA were as follows:

	For the Three Months Ended
	October 1, 2023	October 2, 2022
Net loss	$(13,270)	$(7,834)
Interest expense, net	1,904	700
(Benefit) provision for income taxes	(463)	2,734
Depreciation and amortization expense (1)	6,988	6,697
EBITDA	(4,841)	2,297

Other adjustments (2)	—	—
Adjusted EBITDA	$(4,841)	$2,297

(1)
Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. Within the accompanying condensed consolidated statements of cash flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.
(2)
For the periods presented, there were no other adjustments necessary to reconcile Net loss to Adjusted EBITDA.

Adjusted Net Loss and Adjusted EPS (Non-GAAP Financial Measures)

For the current and the prior period, there were no adjustments necessary to reconcile Net loss to Adjusted Net Loss or Adjusted EPS.

Net Sales

Consolidated net sales for the current period decreased by $40,675, or 22.7%, and consolidated sales volumes decreased 5.2%, compared to the prior period. The decreases occurred primarily due to lower volumes in the Americas and Asia Segments as a result of lower global demand in connection with the apparel demand weakness and inventory destocking efforts of major brands and retailers.

Consolidated weighted average sales prices decreased 17.5%, primarily attributable to lower selling prices in response to lower input costs, along with (a) competitive pricing pressures in Brazil and (b) a greater mix of Chip and Flake product sales in the Americas Segment.

REPREVE® Fiber products for the current period comprised 31%, or $42,461, of consolidated net sales, compared to 27%, or $49,179, for the prior period.

Gross (Loss) Profit

Gross (loss) profit for the current period worsened by $7,138, or 108.8%, compared to the prior period. Gross (loss) profit decreased as a result of the decline in net sales, combined with weak fixed cost absorption for the Americas Segment, where utilization and productivity are materially impactful to gross profit. Although raw material costs for the Americas Segment were stable in fiscal 2024, low production levels and weak demand were significantly adverse.

•
For the Americas Segment, gross loss increased due to weaker global demand and weak fixed cost absorption in connection with lower production.
•
For the Brazil Segment, gross profit decreased primarily due to decreasing market prices in Brazil due to low-cost import competition.
•
For the Asia Segment, gross profit decreased primarily due to lower sales volumes in connection with weaker global demand.

SG&A

SG&A did not change meaningfully from the prior period to the current period, nor did the change include any significant offsetting impacts.

(Benefit) Provision for Bad Debts

The current period and prior period bad debt changes reflect no material activity.

Other Operating Expense (Income), Net

The current period and prior period include foreign currency transaction gains of $33 and $725, respectively, with no other meaningful activity.

Interest Expense, Net

Interest expense, net increased in connection with higher debt principal and higher interest rates.

Equity in Earnings of Unconsolidated Affiliates

There was no material activity for the current period or the prior period.

Income Taxes

(Benefit) provision for income taxes and the effective tax rate were as follows:

	For the Three Months Ended
	October 1, 2023	October 2, 2022
(Benefit) provision for income taxes	$(463)	$2,734
Effective tax rate	3.4%	(53.6)%

The effective tax rate is subject to variation due to a number of factors, including: variability in pre-tax book income; the mix of income by jurisdiction; changes in deferred tax valuation allowances; and changes in statutes, regulations, and case law. Additionally, the impacts of discrete and other rate impacting items are more pronounced when income (loss) before income taxes is lower.

The increase in the effective tax rate from the prior period to the current period is primarily attributable to an increase in valuation allowance for deferred tax assets generated in the current period. The increase in the effective tax rate is then offset by a decrease in valuation allowance on deferred tax asset balances adjusted by the IRS audit of tax years 2014 through 2019, which was concluded during the current period.

Net Loss

The increase in net loss was primarily attributable to lower gross profit.

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

Americas Segment

The components of Segment (Loss) Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Americas Segment, were as follows:

	For the Three Months Ended
	October 1, 2023		October 2, 2022
		% of Net Sales		% of Net Sales	% Change
Net sales	$81,573	100.0	$107,644	100.0	(24.2)
Cost of sales	88,953	109.0	112,513	104.5	(20.9)
Gross loss	(7,380)	(9.0)	(4,869)	(4.5)	51.6
Depreciation expense	5,497	6.7	5,480	5.1	0.3
Segment (Loss) Profit	$(1,883)	(2.3)	$611	0.6	nm

Segment net sales as a percentage of consolidated amounts	58.8%		60.0%
Segment (Loss) Profit as a percentage of consolidated amounts	(32.7)%		4.9%

The change in net sales for the Americas Segment was as follows:

Net sales for the prior period	$107,644
Net change in average selling price and sales mix	(22,984)
Decrease in sales volumes	(3,087)
Net sales for the current period	$81,573

The change in net sales for the Americas Segment from the prior period to the current period was primarily attributable to (i) the net change in average selling price and sales mix that reflects both (a) lower input costs and (b) a larger proportion of lower-priced Flake and Chip sales in the current period and (ii) lower fiber sales volumes following weaker global textile demand.

The change in Segment (Loss) Profit for the Americas Segment was as follows:

Segment Profit for the prior period	$611
Net decrease in underlying margins	(2,476)
Decrease in sales volumes	(18)
Segment Loss for the current period	$(1,883)

The decrease in Segment (Loss) Profit for the Americas Segment from the prior period to the current period was primarily attributable to lower production volumes of fiber products in connection with the lower fiber sales volumes described above. As fiber products carry a higher selling price and allocation of production costs versus Flake and Chip, lower fiber production drives weaker fixed cost absorption and adversely impacts gross profit and gross margin.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Brazil Segment, were as follows:

	For the Three Months Ended
	October 1, 2023		October 2, 2022
		% of Net Sales		% of Net Sales	% Change
Net sales	$29,909	100.0	$38,879	100.0	(23.1)
Cost of sales	27,742	92.7	32,092	82.5	(13.6)
Gross profit	2,167	7.3	6,787	17.5	(68.1)
Depreciation expense	840	2.8	470	1.2	78.7
Segment Profit	$3,007	10.1	$7,257	18.7	(58.6)

Segment net sales as a percentage of consolidated amounts	21.5%		21.7%
Segment Profit as a percentage of consolidated amounts	52.2%		58.0%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior period	$38,879
Decrease in average selling price	(10,311)
Decrease in sales volumes	(1,546)
Favorable foreign currency translation effects	2,887
Net sales for the current period	$29,909

The decrease in net sales for the Brazil Segment from the prior period to the current period was primarily attributable to selling price pressures from low-priced imports, partially offset by favorable foreign currency translation effects. The Brazil Segment has undertaken aggressive pricing (i) against low-priced competitive imports and (ii) in the pursuit of greater market share.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior period	$7,257
Decrease in underlying unit margins	(4,489)
Decrease in sales volumes	(288)
Favorable foreign currency translation effects	527
Segment Profit for the current period	$3,007

The decrease in Segment Profit for the Brazil Segment from the prior period to the current period was primarily attributable to an overall decrease in gross margin mainly due to pressure on selling prices from low-priced import competition. We continue to prioritize innovation and differentiation to improve our portfolio and competitive position in Brazil.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Asia Segment, were as follows:

	For the Three Months Ended
	October 1, 2023		October 2, 2022
		% of Net Sales		% of Net Sales	% Change
Net sales	$27,362	100.0	$32,996	100.0	(17.1)
Cost of sales	22,724	83.0	28,351	85.9	(19.8)
Gross profit	4,638	17.0	4,645	14.1	(0.2)
Depreciation expense	—	—	—	—	—
Segment Profit	$4,638	17.0	$4,645	14.1	(0.2)

Segment net sales as a percentage of consolidated amounts	19.7%		18.4%
Segment Profit as a percentage of consolidated amounts	80.5%		37.1%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior period	$32,996
Net decrease in sales volumes	(3,143)
Unfavorable foreign currency translation effects	(1,661)
Change in average selling price and sales mix	(830)
Net sales for the current period	$27,362

The decrease in net sales for the Asia Segment from the prior period to the current period was primarily attributable to (i) weak global demand and inventory destocking by brands and retailers, particularly for apparel, and (ii) unfavorable foreign currency translation effects due to the weakening of the RMB versus the USD.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior period	$4,645
Decrease in sales volumes	(440)
Unfavorable foreign currency translation effects	(254)
Change in underlying margins and sales mix	687
Segment Profit for the current period	$4,638

The nominal change in Segment Profit for the Asia Segment from the prior period to the current period is attributable to the decline in net sales and sales volumes discussed above along with unfavorable foreign currency translation effects, offset by an improved gross margin rate associated with a strong sales mix of REPREVE products.

Liquidity and Capital Resources

Note 5, “Long-Term Debt” to the condensed consolidated financial statements includes the detail of UNIFI’s debt obligations and terms and conditions thereof. Further discussion and analysis of liquidity and capital resources follow.

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service, and share repurchases. UNIFI’s primary sources of capital are cash generated from operations, borrowings available under the 2022 Credit Agreement, and asset financing arrangements. For the current period, cash provided by operations was $7,119, and, at October 1, 2023, availability under the ABL Revolver was $44,164.

As of October 1, 2023, all of UNIFI’s $141,487 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital, and total debt obligations as of October 1, 2023 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$28	$51,487	$51,515
Borrowings available under financing arrangements	44,164	—	44,164
Liquidity	$44,192	$51,487	$95,679

Working capital	$77,315	$131,298	$208,613
Total debt obligations	$141,487	$—	$141,487

UNIFI’s primary cash requirements, in addition to normal course operating activities (e.g. working capital and payroll), primarily include (i) capital expenditures that generally have commitments of up to 12 months, (ii) contractual obligations that support normal course ongoing operations and production, (iii) operating leases and finance leases, (iv) debt service, and (v) share repurchases.

Liquidity Considerations

Following the establishment of the 2022 Credit Agreement, UNIFI’s global cash and liquidity positions are sufficient to sustain its operations and meet its growth needs. However, further degradation in the macroeconomic environment could introduce additional liquidity risk and require UNIFI to limit cash outflows for discretionary activities while further utilizing available and additional forms of credit.

We do not currently anticipate that any adverse events or circumstances will place critical pressure on our liquidity position or our ability to fund our operations and expected business growth. Should global demand, economic activity, or input availability decline considerably for an even longer period of time, UNIFI maintains the ability to (i) seek additional credit or financing arrangements and/or (ii) re-implement cost reduction initiatives to preserve cash and secure the longevity of the business and operations. Management continues to (i) explore cost savings opportunities and (ii) prioritize repayment of debt in the current operating environment.

When business levels increase, we expect to use cash in support of working capital needs.

The following outlines the attributes relating to our credit facility as of October 1, 2023:

•
UNIFI was in compliance with all applicable financial covenants in the 2022 Credit Agreement;
•
excess availability under the ABL Revolver was $21,854;
•
the Trigger Level (as defined in the 2022 Credit Agreement) was $22,310; and
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

Liquidity Summary

UNIFI has met its historical liquidity requirements for working capital, capital expenditures, debt service requirements, and other operating needs from its cash flows from operations and available borrowings. UNIFI believes that its existing cash balances, cash provided by operating activities, and credit facility will enable UNIFI to meet its foreseeable liquidity requirements. Domestically, UNIFI’s cash balances, cash provided by operating activities, and borrowings available under the ABL Revolver continue to be sufficient to fund UNIFI’s domestic operating activities as well as cash commitments for its investing and financing activities. For its foreign operations, UNIFI expects its existing cash balances, cash provided by operating activities, and available financing arrangements will provide the needed liquidity to fund the associated operating activities and investing activities, such as future capital expenditures. UNIFI’s operations in Asia and Brazil are in a position to obtain local country financing arrangements due to the operating results of each subsidiary.

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	October 1, 2023	July 2, 2023
Long-term debt	$128,890	$128,604
Current portion of long-term debt	12,323	12,006
Unamortized debt issuance costs	274	289
Debt principal	141,487	140,899
Less: cash and cash equivalents	51,515	46,960
Net Debt	$89,972	$93,939

The decrease in Net Debt primarily reflects the generation of operating cash flows during fiscal 2024, aided by reduced levels of capital expenditures.

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measures)

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	October 1, 2023	July 2, 2023
Cash and cash equivalents	$51,515	$46,960
Receivables, net	78,706	83,725
Inventories	136,092	150,810
Income taxes receivable	1,592	238
Other current assets	9,419	12,327
Accounts payable	(37,064)	(44,455)
Other current liabilities	(16,443)	(12,932)
Income taxes payable	(996)	(789)
Current operating lease liabilities	(1,885)	(1,813)
Current portion of long-term debt	(12,323)	(12,006)
Working capital	$208,613	$222,065

Less: Cash and cash equivalents	(51,515)	(46,960)
Less: Income taxes receivable	(1,592)	(238)
Less: Income taxes payable	996	789
Less: Current operating lease liabilities	1,885	1,813
Less: Current portion of long-term debt	12,323	12,006
Adjusted Working Capital	$170,710	$189,475

Adjusted Working Capital decreased $18,765 from July 2, 2023 to October 1, 2023.

The decrease in receivables, net was primarily due to a decrease in sales and the timing of cash receipts. The decrease in inventories was primarily attributable to lower weighted average costs in the current period and lower units on hand. The decrease in other current assets was primarily due to lower vendor deposits, lower value-added taxes receivable, and the utilization of the fiscal 2021 recovery of non-income taxes in Brazil. The decrease in accounts payable followed the decrease in inventories and production activity in the current period. The increase in other current liabilities primarily reflects the routine timing differences for payroll and other operating expenses. The change in income taxes receivable reflects the conclusion of an IRS audit. The changes in current operating lease liabilities, current portion of long-term debt, and income taxes payable were insignificant.

Operating Cash Flows

The significant components of net cash provided (used) by operating activities are summarized below.

	For the Three Months Ended
	October 1, 2023	October 2, 2022
Net loss	$(13,270)	$(7,834)
Equity in earnings of unconsolidated affiliates	(200)	(295)
Depreciation and amortization expense	7,026	6,740
Non-cash compensation expense	212	633
Deferred income taxes	(679)	(373)
Subtotal	(6,911)	(1,129)

Receivables, net	4,111	13,800
Inventories	12,608	6,475
Accounts payable and other current liabilities	(3,432)	(28,615)
Other changes	743	3,577
Net cash provided (used) by operating activities	$7,119	$(5,892)

The increase in operating cash flows was primarily due to reduced working capital associated with a decline in overall business activity in the current period, primarily offset by weaker earnings.

Investing Cash Flows

Investing activities primarily includes $2,937 for capital expenditures. UNIFI expects recent and future capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

Financing Cash Flows

Financing activities primarily include net proceeds from the ABL Revolver.

Share Repurchase Program

As described in Note 7, “Shareholders’ Equity,” no share repurchases have been completed in fiscal 2024.

Contractual Obligations

UNIFI incurs various financial obligations and commitments in the ordinary course of business. Financial obligations are considered to represent known future cash payments that UNIFI is required to make under existing contractual arrangements, such as debt and lease agreements.

There have been no material changes in the scheduled maturities of UNIFI’s contractual obligations as disclosed under the heading “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Form 10-K.

Off-Balance Sheet Arrangements

UNIFI is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on UNIFI’s financial condition, results of operations, liquidity, or capital expenditures.

Critical Accounting Policies

UNIFI’s critical accounting policies are discussed in the 2023 Form 10-K. There have been no changes to UNIFI’s critical accounting policies in fiscal 2024.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities. As of October 1, 2023, UNIFI had borrowings under its ABL Facility that totaled $129,800. UNIFI’s sensitivity analysis indicates that a 50-basis point interest rate increase as of October 1, 2023 would result in an increase in annual interest expense of approximately $700.

Foreign Currency Exchange Rate Risk

A complete discussion of foreign currency exchange rate risk is included in the 2023 Form 10-K and is supplemented by the following disclosures.

As of October 1, 2023, UNIFI had no outstanding foreign currency forward contracts. As of October 1, 2023, foreign currency exchange rate risk concepts included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	31.0%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$18,332
Denominated in RMB	16,740
Denominated in BRL	15,812
Denominated in other foreign currencies	156
Total cash and cash equivalents held outside the U.S.	$51,040
Percentage of total cash and cash equivalents held outside the U.S.	99.1%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$447

Raw Material and Commodity Cost Risks

A complete discussion of raw material and commodity cost risks is included in the 2023 Form 10-K.

Other Risks

UNIFI is also exposed to geopolitical risk, including changing laws and regulations governing international trade, such as quotas, tariffs, and tax laws. The degree of impact and the frequency of these events cannot be predicted.

Item 4. Controls and Procedures

As of October 1, 2023, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and interim principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and interim principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and interim principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended October 1, 2023 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

10.1*+	Unifi, Inc. Director Compensation Policy, effective September 1, 2023.

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Filed herewith.

++ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: November 8, 2023	By:	/s/ ANDREW J. EAKER
Andrew J. Eaker
Interim Chief Financial Officer Treasurer
(Interim Principal Financial Officer and Interim Principal Accounting Officer)