Form 10-Q
period 2023-12-31
UNIFI INC
filed 2024-02-07
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 1, 2024, there were 18,158,306 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2023

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	December 31, 2023	July 2, 2023
ASSETS
Cash and cash equivalents	$35,979	$46,960
Receivables, net	69,583	83,725
Inventories	135,676	150,810
Income taxes receivable	2,421	238
Other current assets	12,290	12,327
Total current assets	255,949	294,060
Property, plant and equipment, net	209,435	218,521
Operating lease assets	7,094	7,791
Deferred income taxes	4,812	3,939
Other non-current assets	14,839	14,508
Total assets	$492,129	$538,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$34,709	$44,455
Income taxes payable	2,263	789
Current operating lease liabilities	1,733	1,813
Current portion of long-term debt	12,357	12,006
Other current liabilities	17,409	12,932
Total current liabilities	68,471	71,995
Long-term debt	120,144	128,604
Non-current operating lease liabilities	5,515	6,146
Deferred income taxes	2,526	3,364
Other long-term liabilities	4,133	5,100
Total liabilities	200,789	215,209

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,150,602 and 18,081,538 shares issued and outstanding as of December 31, 2023 and July 2, 2023, respectively)	1,815	1,808
Capital in excess of par value	70,254	68,901
Retained earnings	273,676	306,792
Accumulated other comprehensive loss	(54,405)	(53,891)
Total shareholders’ equity	291,340	323,610
Total liabilities and shareholders’ equity	$492,129	$538,819

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Net sales	$136,917	$136,212	$275,761	$315,731
Cost of sales	135,281	144,212	274,700	317,168
Gross profit (loss)	1,636	(8,000)	1,061	(1,437)
Selling, general and administrative expenses	12,408	11,748	24,017	23,521
Provision (benefit) for bad debts	1,289	(156)	1,080	18
Restructuring costs	5,101	—	5,101	—
Other operating expense (income), net	481	226	535	(463)
Operating loss	(17,643)	(19,818)	(29,672)	(24,513)
Interest income	(697)	(514)	(1,278)	(1,061)
Interest expense	2,613	1,889	5,098	3,136
Equity in earnings of unconsolidated affiliates	(93)	(86)	(293)	(381)
Loss before income taxes	(19,466)	(21,107)	(33,199)	(26,207)
Provision (benefit) for income taxes	380	(3,070)	(83)	(336)
Net loss	$(19,846)	$(18,037)	$(33,116)	$(25,871)

Net loss per common share:
Basic	$(1.10)	$(1.00)	$(1.83)	$(1.44)
Diluted	$(1.10)	$(1.00)	$(1.83)	$(1.44)

Comprehensive loss:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Net loss	$(19,846)	$(18,037)	$(33,116)	$(25,871)
Other comprehensive income (loss):
Foreign currency translation adjustments	5,026	3,447	(514)	(2,461)
Other comprehensive income (loss), net	5,026	3,447	(514)	(2,461)
Comprehensive loss	$(14,820)	$(14,590)	$(33,630)	$(28,332)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at October 1, 2023	18,085	$1,808	$69,130	$293,522	$(59,431)	$305,029
Options exercised	2	—	18	—	—	18
Conversion of equity units	65	7	(7)	—	—	—
Stock-based compensation	7	1	1,172	—	—	1,173
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(9)	(1)	(59)	—	—	(60)
Other comprehensive income, net of tax	—	—	—	—	5,026	5,026
Net loss	—	—	—	(19,846)	—	(19,846)
Balance at December 31, 2023	18,150	$1,815	$70,254	$273,676	$(54,405)	$291,340

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at July 2, 2023	18,081	$1,808	$68,901	$306,792	$(53,891)	$323,610
Options exercised	5	—	39	—	—	39
Conversion of equity units	66	7	(7)	—	—	—
Stock-based compensation	7	1	1,381	—	—	1,382
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(9)	(1)	(60)	—	—	(61)
Other comprehensive loss, net of tax	—	—	—	—	(514)	(514)
Net loss	—	—	—	(33,116)	—	(33,116)
Balance at December 31, 2023	18,150	$1,815	$70,254	$273,676	$(54,405)	$291,340

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at October 2, 2022	18,012	$1,801	$66,709	$345,302	$(65,513)	$348,299
Options exercised	—	—	2	—	—	2
Conversion of equity units	31	4	(4)	—	—	—
Stock-based compensation	12	1	1,217	—	—	1,218
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(6)	(1)	(49)	—	—	(50)
Other comprehensive income, net of tax	—	—	—	—	3,447	3,447
Net loss	—	—	—	(18,037)	—	(18,037)
Balance at January 1, 2023	18,049	$1,805	$67,875	$327,265	$(62,066)	$334,879

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at July 3, 2022	17,979	$1,798	$66,120	$353,136	$(59,605)	$361,449
Options exercised	3	—	19	—	—	19
Conversion of equity units	62	7	(7)	—	—	—
Stock-based compensation	12	1	1,808	—	—	1,809
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(7)	(1)	(65)	—	—	(66)
Other comprehensive loss, net of tax	—	—	—	—	(2,461)	(2,461)
Net loss	—	—	—	(25,871)	—	(25,871)
Balance at January 1, 2023	18,049	$1,805	$67,875	$327,265	$(62,066)	$334,879

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	December 31, 2023	January 1, 2023
Cash and cash equivalents at beginning of period	$46,960	$53,290
Operating activities:
Net loss	(33,116)	(25,871)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(293)	(381)
Depreciation and amortization expense	13,988	13,478
Non-cash compensation expense	1,387	1,976
Recovery of income taxes	—	(3,799)
Deferred income taxes	(1,714)	(304)
Other, net	(120)	289
Changes in assets and liabilities:
Receivables, net	14,367	40,552
Inventories	15,081	25,422
Other current assets	(402)	5,525
Income taxes	(727)	(2,655)
Accounts payable and other current liabilities	(4,763)	(47,599)
Other, net	(1,171)	639
Net cash provided by operating activities	2,517	7,272

Investing activities:
Capital expenditures	(5,982)	(23,950)
Other, net	488	(576)
Net cash used by investing activities	(5,494)	(24,526)

Financing activities:
Proceeds from ABL Revolver	80,600	96,800
Payments on ABL Revolver	(82,700)	(82,200)
Payments on ABL Term Loan	(4,600)	(2,500)
Proceeds from construction financing	—	4,900
Payments on finance lease obligations	(1,440)	(899)
Payments of debt financing fees	—	(658)
Other, net	(27)	(47)
Net cash (used) provided by financing activities	(8,167)	15,396

Effect of exchange rate changes on cash and cash equivalents	163	(651)
Net decrease in cash and cash equivalents	(10,981)	(2,509)
Cash and cash equivalents at end of period	$35,979	$50,781

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

UNIFI maintains one of the textile industry’s most comprehensive product offerings that includes a range of specialized, value-added, and commodity solutions, with principal geographic markets in North America, Central America, South America, Asia, and Europe. UNIFI has direct manufacturing operations in four countries and participates in joint ventures with operations in Israel and the United States (the “U.S.”). During the quarter ended December 31, 2023, UNIFI terminated the joint venture with operations in Israel.

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

The fiscal quarter for each of Unifi, Inc., its primary domestic operating subsidiaries and its subsidiary in El Salvador ended on December 31, 2023. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal quarter ended on December 31, 2023. The three-month periods ended December 31, 2023 and January 1, 2023 both consisted of 13 weeks. The six-month periods ended December 31, 2023 and January 1, 2023 both consisted of 26 weeks.

3. Recent Accounting Pronouncements

Issued and Pending Adoption

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for UNIFI’s fiscal year 2025 for annual reporting and in the first quarter of fiscal 2026 for interim reporting, with early adoption permitted. UNIFI has not and does not expect to early adopt this standard. UNIFI does not expect this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

Based on UNIFI’s review of ASUs issued since the filing of the 2023 Form 10-K, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on UNIFI’s consolidated financial statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Revenue

The following tables present net sales disaggregated by (i) classification of customer type and (ii) REPREVE® Fiber sales:

Third-Party Manufacturer

	For the Three Months Ended		For the Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Third-party manufacturer	$135,841	$135,018	$273,461	$313,230
Service	1,076	1,194	2,300	2,501
Net sales	$136,917	$136,212	$275,761	$315,731

	For the Three Months Ended		For the Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
REPREVE® Fiber	$45,725	$42,866	$88,186	$92,045
All other products and services	91,192	93,346	187,575	223,686
Net sales	$136,917	$136,212	$275,761	$315,731

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

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	December 31, 2023	December 31, 2023	July 2, 2023
ABL Revolver	October 2027	7.0%	$16,000	$18,100
ABL Term Loan	October 2027	7.0%	105,800	110,400
Finance lease obligations	(1)	5.1%	10,960	10,767
Construction financing	(2)	0.0%	—	1,632
Total debt			132,760	140,899
Current ABL Term Loan			(9,200)	(9,200)
Current portion of finance lease obligations			(3,157)	(2,806)
Unamortized debt issuance costs			(259)	(289)
Total long-term debt			$120,144	$128,604

(1)
Scheduled maturity dates for finance lease obligations range from March 2025 to September 2028.
(2)
Refer to the discussion below under “Construction Financing” for further information.

ABL Facility and Amendments

There have been no changes to the 2022 Credit Agreement following the filing of the 2023 Form 10-K.

Construction Financing

In connection with the construction financing arrangement, UNIFI has borrowed a total of $9,755 and transitioned $9,755 of completed asset costs to finance lease obligations as of December 31, 2023. There were no borrowings outstanding on this financing arrangement as of December 31, 2023.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Income Taxes

The provision (benefit) for income taxes and effective tax rate were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Provision (benefit) for income taxes	$380	$(3,070)	$(83)	$(336)
Effective tax rate	(2.0)%	14.5%	0.3%	1.3%

Income Tax Expense

UNIFI’s provision (benefit) for income taxes for the six months ended December 31, 2023 and January 1, 2023 was calculated by applying the estimated annual effective tax rate to year-to-date pre-tax book income and adjusting for discrete items that occurred during the period.

The effective tax rate for the three and six months ended December 31, 2023 varied from the U.S. federal statutory rate primarily due to the U.S. generated losses for which UNIFI does not expect to realize a future tax benefit.

During the six months ended December 31, 2023, the Internal Revenue Service (“IRS”) audit of fiscal years 2014 through 2019 was concluded with a refund of $1,275, which has been received along with $457 of interest on the overpayments. The impact from the IRS audit adjustments to the prior periods was insignificant.

The effective tax rates for the three and six months ended January 1, 2023 varied from the U.S. federal statutory rate primarily due to losses for which UNIFI does not expect to realize a future benefit and a discrete tax benefit related to the recovery of certain Brazilian income taxes paid in prior years.

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

During the three months ended December 31, 2023, UNIFI released $853 accrued for interest and penalties after receiving the final assessment from the IRS.

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

The following table provides information as of December 31, 2023 with respect to the number of securities remaining available for future issuance under the 2020 Plan:

Authorized under the 2020 Plan	850
Plus: Share reserve increase from First Amendment	1,100
Plus: Awards expired, forfeited or otherwise terminated unexercised	48
Less: Awards granted to employees	(1,083)
Less: Awards granted to non-employee directors	(197)
Available for issuance under the 2020 Plan	718

9. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

Financial Instruments

For the six months ended December 31, 2023 and January 1, 2023, there were no significant changes to UNIFI’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

UNIFI believes that there have been no significant changes to its credit risk profile or the interest rates available to UNIFI for debt issuances with similar terms and average maturities, and UNIFI estimates that the fair values of its debt obligations approximate the carrying amounts. Other financial instruments

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

include cash and cash equivalents, receivables, accounts payable, and accrued expenses. The financial statement carrying amounts of these items approximate the fair values due to their short-term nature.

Grantor Trust

The UNIFI, Inc. Deferred Compensation Plan (the “DCP”), established in fiscal 2022, is an unfunded non-qualified deferred compensation plan in which certain key employees are eligible to participate. The fair values of the investment assets held by the grantor trust established in connection with the DCP were approximately $2,618 and $2,496 as of December 31, 2023 and July 2, 2023, respectively, and are classified as trading securities within Other non-current assets. The grantor trust assets have readily-available market values and are classified as Level 1 trading securities in the fair value hierarchy. Trading gains and losses associated with these investments are recorded to Other operating expense (income), net. The associated DCP liability is recorded within Other long-term liabilities, and any increase or decrease in the liability is also recorded in Other operating expense (income), net. During the six months ended December 31, 2023 and January 1, 2023, we recorded net gains on investments held by the trust of $122 and $11, respectively.

10. Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Net loss	$(19,846)	$(18,037)	$(33,116)	$(25,871)
Basic weighted average shares	18,110	18,034	18,097	18,017
Net potential common share equivalents	—	—	—	—
Diluted weighted average shares	18,110	18,034	18,097	18,017
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	577	739	577	703
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	333	333	333	333

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

There were no related party receivables as of December 31, 2023 and July 2, 2023.

Related party payables for Salem Leasing Corporation consisted of the following:

	December 31, 2023	July 2, 2023
Accounts payable	$350	$457
Operating lease obligations	403	502
Finance lease obligations	3,031	3,677
Total related party payables	$3,784	$4,636

The following were the Company’s significant related party transactions:

		For the Three Months Ended		For the Six Months Ended
Affiliated Entity	Transaction Type	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$1,228	$1,184	$2,437	$2,383

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

Selected financial information is presented below:

	For the Three Months Ended December 31, 2023
	Americas	Brazil	Asia	Total
Net sales	$80,549	$26,061	$30,307	$136,917
Cost of sales	87,287	22,922	25,072	135,281
Gross (loss) profit	(6,738)	3,139	5,235	1,636
Segment depreciation expense	5,508	766	—	6,274
Segment (Loss) Profit	$(1,230)	$3,905	$5,235	$7,910

	For the Three Months Ended January 1, 2023
	Americas	Brazil	Asia	Total
Net sales	$85,242	$25,687	$25,283	$136,212
Cost of sales	98,326	24,357	21,529	144,212
Gross (loss) profit	(13,084)	1,330	3,754	(8,000)
Segment depreciation expense	5,542	391	—	5,933
Segment (Loss) Profit	$(7,542)	$1,721	$3,754	$(2,067)

	For the Six Months Ended December 31, 2023
	Americas	Brazil	Asia	Total
Net sales	$162,122	$55,970	$57,669	$275,761
Cost of sales	176,240	50,664	47,796	274,700
Gross (loss) profit	(14,118)	5,306	9,873	1,061
Segment depreciation expense	11,005	1,606	—	12,611
Segment (Loss) Profit	$(3,113)	$6,912	$9,873	$13,672

	For the Six Months Ended January 1, 2023
	Americas	Brazil	Asia	Total
Net sales	$192,886	$64,566	$58,279	$315,731
Cost of sales	210,839	56,449	49,880	317,168
Gross (loss) profit	(17,953)	8,117	8,399	(1,437)
Segment depreciation expense	11,022	861	—	11,883
Segment (Loss) Profit	$(6,931)	$8,978	$8,399	$10,446

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The reconciliations of segment gross profit (loss) to consolidated loss before income taxes are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Americas	$(6,738)	$(13,084)	$(14,118)	$(17,953)
Brazil	3,139	1,330	5,306	8,117
Asia	5,235	3,754	9,873	8,399
Segment gross profit (loss)	1,636	(8,000)	1,061	(1,437)
Selling, general and administrative expenses	12,408	11,748	24,017	23,521
Provision (benefit) for bad debts	1,289	(156)	1,080	18
Restructuring costs	5,101	—	5,101	—
Other operating expense (income), net	481	226	535	(463)
Operating loss	(17,643)	(19,818)	(29,672)	(24,513)
Interest income	(697)	(514)	(1,278)	(1,061)
Interest expense	2,613	1,889	5,098	3,136
Equity in earnings of unconsolidated affiliates	(93)	(86)	(293)	(381)
Loss before income taxes	$(19,466)	$(21,107)	$(33,199)	$(26,207)

There have been no material changes in segment assets during fiscal 2024.

14. Investments in Unconsolidated Affiliates

Included within Other non-current assets are UNIFI’s investments in unconsolidated affiliates: U.N.F. Industries, Ltd. (“UNF”) and UNF America LLC (“UNFA”).

U.N.F. Industries, Ltd.

In December 2023, UNIFI dissolved its interest in UNF under an agreement whereby UNIFI agreed to pay the former joint venture partner $2,750 and recorded it as an associated contract termination cost within Restructuring costs on the Condensed Consolidated Statements of Operations and Comprehensive Loss. UNIFI made a payment to the former joint venture partner of $1,200 in the second quarter of fiscal 2024 and the remaining $1,550 is included in Other current liabilities, expected to be paid in the third quarter of fiscal 2024. Accordingly, the balance sheet information presented below as of December 31, 2023 does not include any amounts related to UNF.

UNF America LLC

Raw material and production services for UNFA are provided by Nilit America Inc. under separate supply and services agreements. UNFA’s fiscal year end is December 31, and it is a limited liability company located in Ridgeway, Virginia. UNFA is treated as a partnership for its income tax reporting.

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA. The supply agreement has no stated minimum purchase quantities and pricing is typically negotiated every six months, based on market rates. As of December 31, 2023, UNIFI’s open purchase orders related to this supply agreement, all with UNFA, were $571.

UNIFI’s raw material purchases under this supply agreement consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
UNFA	$3,787	$5,390	$6,913	$12,791
UNF	—	—	—	37
Total	$3,787	$5,390	$6,913	$12,828

As of December 31, 2023, UNIFI had accounts payable due to UNFA of $2,020, and as of July 2, 2023, UNIFI had combined accounts payable due to UNF and UNFA of $3,440.

UNIFI previously determined that UNF and UNFA were variable interest entities and also determined that UNIFI is the primary beneficiary of these entities, based on the terms of the supply agreement. As a result, these entities should be consolidated with UNIFI’s financial results. As (i) UNIFI purchases substantially all of the output from these entities and all intercompany sales would be eliminated in consolidation, (ii) the entities’ balance sheets constitute 5% or less of UNIFI’s current assets and total assets, and (iii) such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements and instead is accounting for these entities as equity investments. The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy. Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to UNFA. As of December 31, 2023, UNIFI’s investment in UNFA was $3,101.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Condensed balance sheet and income statement information for UNIFI’s unconsolidated affiliates (including reciprocal balances) are presented in the tables below.

	December 31, 2023	July 2, 2023
Current assets	$9,363	$10,608
Non-current assets	473	494
Current liabilities	3,634	7,304
Non-current liabilities	—	—
Shareholders’ equity and capital accounts	6,202	3,798

UNIFI’s portion of undistributed earnings	3,042	2,938

	For the Three Months Ended		For the Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Net sales	$4,368	$7,224	$9,109	$16,035
Gross profit	9	444	647	933
(Loss) income from operations	(467)	26	(271)	51
Net (loss) income	(483)	14	(318)	29
Depreciation and amortization	7	28	21	56

Distributions received	—	—	—	—

15. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Six Months Ended
	December 31, 2023	January 1, 2023
Interest, net of capitalized interest of $104 and $239, respectively	$4,740	$2,739
Income tax payments, net	2,606	4,064

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds.

Non-Cash Investing and Financing Activities

As of December 31, 2023 and July 2, 2023, $621 and $1,137, respectively, were included in accounts payable for unpaid capital expenditures. As of January 1, 2023 and July 3, 2022, $1,594 and $2,456, respectively, were included in accounts payable for unpaid capital expenditures.

During the six months ended December 31, 2023 and January 1, 2023, UNIFI recorded non-cash activity relating to finance leases of $1,633 and $729, respectively.

In connection with the commencement of the 2022 Credit Agreement in October 2022, $52,500 of borrowings outstanding on the revolving credit facility were transferred to the term loan, such that revolver borrowings were reduced by $52,500 and term loan borrowings were increased by $52,500 with no flow of cash.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

16. Other Financial Data

Select balance sheet information is presented in the following table.

	December 31, 2023	July 2, 2023
Receivables, net:
Customer receivables	$66,537	$79,174
Allowance for uncollectible accounts	(2,452)	(1,362)
Reserves for quality claims	(709)	(682)
Net customer receivables	63,376	77,130
Banker's acceptance notes	5,446	5,870
Other receivables	761	725
Total receivables, net	$69,583	$83,725

Inventories:
Raw materials	$58,448	$59,983
Supplies	11,871	11,787
Work in process	7,077	6,633
Finished goods	65,646	78,032
Gross inventories	143,042	156,435
Net realizable value adjustment	(7,366)	(5,625)
Total inventories	$135,676	$150,810

Other current assets:
Vendor deposits	$4,608	$3,863
Prepaid expenses and other	3,826	2,584
Value-added taxes receivable	2,893	3,398
Contract assets	769	549
Recovery of non-income taxes, net	194	1,933
Total other current assets	$12,290	$12,327

Property, plant and equipment, net:
Land	$2,512	$2,512
Land improvements	16,445	16,443
Buildings and improvements	168,231	167,589
Assets under finance leases	18,030	16,397
Machinery and equipment	659,553	656,431
Computers, software and office equipment	25,370	26,654
Transportation equipment	10,731	10,710
Construction in progress	3,635	10,003
Gross property, plant and equipment	904,507	906,739
Less: accumulated depreciation	(688,687)	(682,768)
Less: accumulated amortization – finance leases	(6,385)	(5,450)
Total property, plant and equipment, net	$209,435	$218,521

Other non-current assets:
Recovery of taxes	$6,156	$5,957
Investments in unconsolidated affiliates	3,101	2,997
Grantor trust	2,618	2,496
Intangible assets, net	736	1,210
Other	2,228	1,848
Total other non-current assets	$14,839	$14,508

Other current liabilities:
Payroll and fringe benefits	$4,827	$6,981
Severance (1)	2,351	—
Incentive compensation	1,856	298
Dissolution of joint venture	1,550	—
Utilities	1,476	1,634
Deferred revenue	1,293	1,441
Property taxes, interest and other	4,056	2,578
Total other current liabilities	$17,409	$12,932

Other long-term liabilities:
Nonqualified deferred compensation plan obligation	$2,675	$2,659
Uncertain tax positions	1,032	1,973
Other	426	468
Total other long-term liabilities	$4,133	$5,100

(1)
During the second quarter of fiscal 2024, UNIFI recorded $2,351 of severance expenses related to a cost reduction plan intended to lower operating expenses for both production and administrative activities, included in Restructuring costs on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Most of the restructuring expenses incurred impact the Americas Segment and UNIFI does not anticipate any additional, material restructuring costs at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended December 31, 2023, while a reference to the “prior period” refers to the three-month period ended January 1, 2023. A reference to the “current six-month period” refers to the six-month period ended December 31, 2023, while a reference to the “prior six-month period” refers to the six-month period ended January 1, 2023. Such references may be accompanied by certain phrases for added clarity. The current period and the prior period each consisted of 13 weeks. The current six-month period and the prior six-month period each consisted of 26 weeks.

Our discussions in this Item 2 focus on our results during, or as of, the three months ended December 31, 2023 and January 1, 2023, and, to the extent applicable, any material changes from the information discussed in the 2023 Form 10-K or other important intervening developments or information. These discussions should be read in conjunction with the 2023 Form 10-K for more detailed and background information about our business, operations, and financial condition.

Discussion of foreign currency translation is primarily associated with changes in the Brazilian Real (“BRL”) and changes in the Chinese Renminbi (“RMB”) versus the U.S. Dollar (“USD”). Weighted average exchange rates were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
BRL to USD	4.96	5.26	4.92	5.25
RMB to USD	7.22	7.09	7.23	6.95

All amounts, except per share amounts, are presented in thousands (000s), except as otherwise noted.

Overview and Significant General Matters

UNIFI focuses on delivering products and solutions to direct customers and brand partners throughout the world, leveraging our internal manufacturing capabilities and an enhanced global supply chain that delivers a diverse range of synthetic and recycled fibers and polymers. Our strategic initiatives include (i) leveraging our competitive advantages to grow market share in each of the major geographies we serve, (ii) expanding our presence in non-apparel markets with additional REPREVE® products, (iii) advancing the development and commercialization of innovative and sustainable solutions, and (iv) increasing brand awareness for REPREVE®. We have increased our focus on sales opportunities beyond traditional apparel customers and continue to drive innovation throughout our portfolio to further diversify the business and enhance gross profit. We believe our strategic initiatives will increase revenue and profitability and generate improved cash flows from operations.

Current Economic Environment

The current economic environment and significant decrease in textile product demand adversely impacted our consolidated sales and profitability in fiscal 2023 and the first half of fiscal 2024. In addition to the current unfavorable economic environment and the inventory destocking measures taken by brands and retailers, the following pressures have been present: (i) the impact of inflation on consumer spending, (ii) rising interest rates for consumers and customers, including the impact on the carrying costs of customer inventories, (iii) the Russia-Ukraine conflict, and (iv) the conflict in the Middle East and the potential impacts to petroleum pricing and geopolitics. UNIFI will continue to monitor these and other aspects of the current economic environment and work closely with stakeholders to ensure business continuity and liquidity.

We recognize the disruption to global markets and supply chains caused by (i) Russia’s invasion of Ukraine and (ii) the conflict in the Middle East. While we had a raw material supplier based in Israel for which the recent supply levels have been insignificant, we have not been directly impacted by either conflict. Indirectly, we recognize that additional or prolonged impacts to the petroleum or other global markets could cause further inflationary pressures to our global raw material costs or unforeseen adverse impacts.

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

Cash Deposits and Financial Institution Risk

During fiscal 2023, certain regional bank crises and failures generated additional uncertainty and volatility in the financial and credit markets. UNIFI currently holds the vast majority of its cash deposits with large foreign banks in our associated operating regions, and management maintains the ability to repatriate cash to the U.S. relatively quickly when presently available. Accordingly, UNIFI has not modified its mix of financial institutions holding cash deposits, but UNIFI will continue to monitor the environment and current events to ensure any increase in concentration or credit risk is appropriately and timely addressed. If any of our lending counterparties are unable to perform on their commitments, our liquidity could be impacted. We actively monitor all lending counterparties, and none have indicated that they may be unable to perform on their commitments. In addition, we periodically review our lending counterparties, considering the stability of the institutions and other aspects of the relationships. Based on our monitoring activities, we currently believe our lending counterparties will be able to perform their commitments.

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

Review of Results of Operations

Three Months Ended December 31, 2023 Compared to Three Months Ended January 1, 2023

Consolidated Overview

The below tables provide:

•
the components of net loss and the percentage increase or decrease over the prior period amounts,
•
a reconciliation from net loss to EBITDA and Adjusted EBITDA, and following the tables is a discussion and analysis of the significant components of net loss.

Net loss

	For the Three Months Ended
	December 31, 2023		January 1, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$136,917	100.0	$136,212	100.0	0.5
Cost of sales	135,281	98.8	144,212	105.9	(6.2)
Gross profit (loss)	1,636	1.2	(8,000)	(5.9)	(120.5)
SG&A	12,408	9.1	11,748	8.6	5.6
Provision (benefit) for bad debts	1,289	0.9	(156)	(0.1)	nm
Restructuring costs	5,101	3.7	—	—	nm
Other operating expense, net	481	0.4	226	0.2	112.8
Operating loss	(17,643)	(12.9)	(19,818)	(14.6)	(11.0)
Interest expense, net	1,916	1.4	1,375	1.0	39.3
Equity in earnings of unconsolidated affiliates	(93)	(0.1)	(86)	(0.1)	8.1
Loss before income taxes	(19,466)	(14.2)	(21,107)	(15.5)	(7.8)
Provision (benefit) for income taxes	380	0.3	(3,070)	(2.3)	(112.4)
Net loss	$(19,846)	(14.5)	$(18,037)	(13.2)	10.0

nm = not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net loss to EBITDA and Adjusted EBITDA were as follows:

	For the Three Months Ended
	December 31, 2023	January 1, 2023
Net loss	$(19,846)	$(18,037)
Interest expense, net	1,916	1,375
Provision (benefit) for income taxes	380	(3,070)
Depreciation and amortization expense (1)	6,922	6,693
EBITDA	(10,628)	(13,039)

Loss on joint venture dissolution (2)	2,750	—
Severance (3)	2,351	—
Adjusted EBITDA	$(5,527)	$(13,039)

(1)
Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. Within the accompanying condensed consolidated statements of cash flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.
(2)
In the second quarter of fiscal 2024, UNIFI recorded a loss of $2,750 related to the dissolution of UNF.
(3)
In the second quarter of fiscal 2024, UNIFI incurred severance costs in connection with overall cost reduction efforts in the U.S.

Adjusted Net Loss and Adjusted EPS (Non-GAAP Financial Measures)

	For the Three Months Ended December 31, 2023				For the Three Months Ended January 1, 2023
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(19,466)	$(380)	$(19,846)	$(1.10)	$(21,107)	$3,070	$(18,037)	$(1.00)
Loss on joint venture dissolution (1)	2,750	—	2,750	0.15	—	—	—	—
Severance (2)	2,351	—	2,351	0.14	—	—	—	—
Recovery of income taxes (3)	—	—	—	—	—	(3,799)	(3,799)	(0.21)
Adjusted results	$(14,365)	$(380)	$(14,745)	$(0.81)	$(21,107)	$(729)	$(21,836)	$(1.21)

Weighted average common shares outstanding				18,110				18,034

(1)
In the second quarter of fiscal 2024, UNIFI recorded a loss of $2,750 related to the dissolution of UNF.
(2)
In the second quarter of fiscal 2024, UNIFI incurred severance costs in connection with overall cost reduction efforts in the U.S.
(3)
In the second quarter of fiscal 2023, UNIFI recorded a recovery of income taxes in connection with filing amended tax returns in Brazil relating to certain income taxes paid in prior fiscal years.

Net Sales

Consolidated net sales for the current period increased by $705, or 0.5%, and consolidated sales volumes increased 13.0%, compared to the prior period. The increase was primarily due to improvements in volumes in all segments, however sales levels remain below historical averages, primarily due to lower global demand in connection with the weakness in apparel sector and inventory destocking efforts of major brands and retailers, especially those impacting the Americas and Asia Segments.

Consolidated weighted average sales prices decreased 13.5%, primarily attributable to lower selling prices in response to lower input costs, along with (a) competitive pricing pressures in Brazil and (b) a greater mix of Chip product sales in the Americas Segment.

REPREVE® Fiber products for the current period comprised 33%, or $45,725, of consolidated net sales, compared to 31%, or $42,866, for the prior period.

Gross Profit (Loss)

Gross profit for the current period improved by $9,636, or 120.5%, compared to the prior period. Gross profit improved as a result of (i) increased sales volumes, (ii) cost saving initiatives, and (iii) more stable raw material costs. However, gross profit continues to be negatively impacted by weak fixed cost absorption in the Americas Segment, where utilization and productivity remain below historical averages due to depressed demand.

•
For the Americas Segment, gross loss improved due to (i) higher sales volumes, (ii) variable cost management efforts, and (iii) a more stable raw material cost environment, but remains adversely impacted by overall weak global demand and weak fixed cost absorption in connection with low production.
•
For the Brazil Segment, gross profit increased primarily due to (i) improved underlying unit margins and (ii) higher sales volumes.
•
For the Asia Segment, gross profit increased primarily due to (i) improved underlying margins and sales mix and (ii) higher sales volumes compared to the prior period despite continued weak global demand.

SG&A

SG&A for the current period increased compared to the prior period, primarily due to (i) higher compensation expenses prior to the cost reduction actions executed in the current period.

Provision (Benefit) for Bad Debts

The current period's provision reflects an increase for a specifically identified customer balance originating in the U.S. fiber market.

Restructuring Costs

Restructuring costs consisted of (i) a loss of $2,750 for the dissolution of UNF and (ii) severance charges of $2,351 in connection with overall cost reduction efforts in the U.S.

Other Operating Expense, Net

The current period and prior period include foreign currency transaction losses (gains) of $464 and ($78), respectively, with no other meaningful activity.

Interest Expense, Net

Interest expense, net increased in connection with higher debt principal and higher interest rates.

Equity in Earnings of Unconsolidated Affiliates

There was no material activity for the current period or the prior period.

Income Taxes

Provision (benefit) for income taxes and the effective tax rate were as follows:

	For the Three Months Ended
	December 31, 2023	January 1, 2023
Provision (benefit) for income taxes	$380	$(3,070)
Effective tax rate	(2.0)%	14.5%

The effective tax rate is subject to variation due to a number of factors, including: variability in pre-tax book income; the mix of income by jurisdiction; changes in deferred tax valuation allowances; and changes in statutes, regulations, and case law. Additionally, the impacts of discrete and other rate impacting items are more pronounced when income (loss) before income taxes is lower.

The decrease in the effective tax rate from the prior period to the current period is primarily attributable to a discrete tax benefit related to the recovery of certain Brazilian income taxes in the prior period.

Net Loss

The increase in net loss was primarily attributable to restructuring costs, higher bad debt expense, higher interest expense, net, and higher income tax expense, partially offset by improved gross profit.

Adjusted EBITDA and Adjusted EPS (Non-GAAP Financial Measures)

Adjusted EBITDA and Adjusted EPS increased primarily due to improved gross profit, partially offset by higher bad debt and SG&A expenses.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current period.

Americas Segment

The components of Segment Loss, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Americas Segment, were as follows:

	For the Three Months Ended
	December 31, 2023		January 1, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$80,549	100.0	$85,242	100.0	(5.5)
Cost of sales	87,287	108.4	98,326	115.3	(11.2)
Gross loss	(6,738)	(8.4)	(13,084)	(15.3)	(48.5)
Depreciation expense	5,508	6.9	5,542	6.5	(0.6)
Segment Loss	$(1,230)	(1.5)	$(7,542)	(8.8)	(83.7)

Segment net sales as a percentage of consolidated amounts	58.8%		62.6%
Segment Loss as a percentage of consolidated amounts	(15.5)%		nm

The change in net sales for the Americas Segment was as follows:

Net sales for the prior period	$85,242
Net change in average selling price and sales mix	(12,152)
Increase in sales volumes	7,459
Net sales for the current period	$80,549

The change in net sales for the Americas Segment from the prior period to the current period was primarily attributable to (i) the net change in average selling price and sales mix that reflects both (a) lower input costs and (b) a larger proportion of lower-priced Chip sales in the current period and (ii) lower proportion of fiber sales volumes following continued weak global textile demand.

The change in Segment Loss for the Americas Segment was as follows:

Segment Loss for the prior period	$(7,542)
Net increase in underlying margins	6,972
Change in sales volumes	(660)
Segment Loss for the current period	$(1,230)

The improvement in Segment Loss for the Americas Segment from the prior period to the current period was primarily attributable to variable cost management efforts and more stable raw material costs in the current period, along with volume improvements. Segment Loss for the Americas Segment continued to be negatively impacted by weak fixed cost absorption as fiber production remains below historical averages. As fiber products carry a higher selling price and allocation of production costs versus Flake and Chip, lower fiber production drives weaker fixed cost absorption and adversely impacts gross profit and gross margin.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Brazil Segment, were as follows:

	For the Three Months Ended
	December 31, 2023		January 1, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$26,061	100.0	$25,687	100.0	1.5
Cost of sales	22,922	87.9	24,357	94.8	(5.9)
Gross profit	3,139	12.1	1,330	5.2	136.0
Depreciation expense	766	2.9	391	1.5	95.9
Segment Profit	$3,905	15.0	$1,721	6.7	126.9

Segment net sales as a percentage of consolidated amounts	19.0%		18.9%
Segment Profit as a percentage of consolidated amounts	49.4%		(83.3)%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior period	$25,687
Increase in sales volumes	3,782
Favorable foreign currency translation effects	1,522
Decrease in average selling price	(4,930)
Net sales for the current period	$26,061

The increase in net sales for the Brazil Segment from the prior period to the current period was primarily attributable to (i) higher sales volumes and (ii) favorable foreign currency translation effects, partially offset by selling price pressures from low-priced imports.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior period	$1,721
Increase in underlying unit margins	1,848
Increase in sales volumes	251
Favorable foreign currency translation effects	85
Segment Profit for the current period	$3,905

The increase in Segment Profit for the Brazil Segment from the prior period to the current period was primarily attributable to an overall increase in underlying unit margins and improved sales volumes, partially offset by pressure on selling prices from low-priced import competition. We continue to prioritize innovation and differentiation to improve our portfolio and competitive position in Brazil.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior period amounts for the Asia Segment, were as follows:

	For the Three Months Ended
	December 31, 2023		January 1, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$30,307	100.0	$25,283	100.0	19.9
Cost of sales	25,072	82.7	21,529	85.2	16.5
Gross profit	5,235	17.3	3,754	14.8	39.5
Depreciation expense	—	—	—	—	—
Segment Profit	$5,235	17.3	$3,754	14.8	39.5

Segment net sales as a percentage of consolidated amounts	22.1%		18.6%
Segment Profit as a percentage of consolidated amounts	66.2%		(181.6)%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior period	$25,283
Net increase in sales volumes	4,811
Change in average selling price and sales mix	592
Unfavorable foreign currency translation effects	(379)
Net sales for the current period	$30,307

The increase in net sales for the Asia Segment from the prior period to the current period was primarily attributable to (i) increase in sales volume compared to the prior period despite continued weak global demand during the current period and (ii) improved sales mix compared to the prior period, partially offset by unfavorable foreign currency translation effects due to the weakening of the RMB versus the USD.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior period	$3,754
Change in underlying margins and sales mix	836
Increase in sales volumes	712
Unfavorable foreign currency translation effects	(67)
Segment Profit for the current period	$5,235

The increase in Segment Profit for the Asia Segment from the prior period to the current period is attributable to (i) an improved gross margin rate associated with a strong sales mix of REPREVE products and (ii) the increase in sales volumes discussed above.

Six Months Ended December 31, 2023 Compared to Six Months Ended January 1, 2023

Consolidated Overview

The below tables provide:

•
the components of net loss and the percentage increase or decrease over the prior period amounts,
•
a reconciliation from net loss to EBITDA and Adjusted EBITDA, and following the tables is a discussion and analysis of the significant components of net loss.

Net loss

	For the Six Months Ended
	December 31, 2023		January 1, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$275,761	100.0	$315,731	100.0	(12.7)
Cost of sales	274,700	99.6	317,168	100.5	(13.4)
Gross profit (loss)	1,061	0.4	(1,437)	(0.5)	(173.8)
SG&A	24,017	8.7	23,521	7.4	2.1
Provision for bad debts	1,080	0.4	18	—	nm
Restructuring costs	5,101	1.8	—	—	nm
Other operating expense (income), net	535	0.2	(463)	(0.1)	nm
Operating loss	(29,672)	(10.7)	(24,513)	(7.8)	21.0
Interest expense, net	3,820	1.4	2,075	0.6	84.1
Equity in earnings of unconsolidated affiliates	(293)	(0.1)	(381)	(0.1)	(23.1)
Loss before income taxes	(33,199)	(12.0)	(26,207)	(8.3)	26.7
Benefit for income taxes	(83)	—	(336)	(0.1)	(75.3)
Net loss	$(33,116)	(12.0)	$(25,871)	(8.2)	28.0

nm = not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net loss to EBITDA and Adjusted EBITDA were as follows:

	For the Six Months Ended
	December 31, 2023	January 1, 2023
Net loss	$(33,116)	$(25,871)
Interest expense, net	3,820	2,075
Benefit for income taxes	(83)	(336)
Depreciation and amortization expense (1)	13,910	13,390
EBITDA	(15,469)	(10,742)

Loss on joint venture dissolution (2)	2,750	—
Severance (3)	2,351	—
Adjusted EBITDA	$(10,368)	$(10,742)

(1)
Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. Within the accompanying condensed consolidated statements of cash flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.
(2)
In the second quarter of fiscal 2024, UNIFI recorded a loss of $2,750 related to the dissolution of UNF.
(3)
In the second quarter of fiscal 2024, UNIFI incurred severance costs in connection with overall cost reduction efforts in the U.S.

Adjusted Net Loss and Adjusted EPS (Non-GAAP Financial Measures)

	For the Six Months Ended December 31, 2023				For the Six Months Ended January 1, 2023
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(33,199)	$83	$(33,116)	$(1.83)	$(26,207)	$336	$(25,871)	$(1.44)
Loss on joint venture dissolution (1)	2,750	—	2,750	0.15	—	—	—	—
Severance (2)	2,351	—	2,351	0.13	—	—	—	—
Recovery of income taxes (3)	—	—	—	—	—	(3,799)	(3,799)	(0.21)
Adjusted results	$(28,098)	$83	$(28,015)	$(1.55)	$(26,207)	$(3,463)	$(29,670)	$(1.65)

Weighted average common shares outstanding				18,097				18,017
(1)
In the second quarter of fiscal 2024, UNIFI recorded a loss of $2,750 related to the dissolution of UNF.
(2)
In the second quarter of fiscal 2024, UNIFI incurred severance costs in connection with overall cost reduction efforts in the U.S.
(3)
In the second quarter of fiscal 2023, UNIFI recorded a recovery of income taxes in connection with filing amended tax returns in Brazil relating to certain income taxes paid in prior fiscal years.

Net Sales

Consolidated net sales for the current six-month period decreased by $39,970, or 12.7%, while consolidated sales volumes increased 3.1%, compared to the prior six-month period. Despite modest sales volume improvements in each of the reportable segments, volumes remain depressed, particularly in the Americas and Asia Segments as a result of low global demand in connection with the apparel market.

Consolidated weighted average sales prices decreased 15.8% which drove the decrease in net sales. The decrease in sales price was primarily attributable to lower selling prices in response to lower input costs, along with (a) competitive pricing pressures in Brazil and (b) a greater mix of Chip and Flake product sales in the Americas Segment.

REPREVE® Fiber products for the current six-month period comprised 32%, or $88,186, of consolidated net sales, compared to 29%, or $92,045, for the prior six-month period.

Gross Profit (Loss)

Gross profit for the current six-month period improved by $2,498, or 173.8%, compared to the prior six-month period. Gross profit improved as a result of variable cost management efforts and more stable raw material costs, along with increased sales volume. Gross profit was negatively impacted by weak fixed cost absorption in the Americas Segment, where utilization and productivity are materially impactful to gross profit. Although raw material costs for the Americas Segment were stable in fiscal 2024, low production levels and weak demand were significantly adverse.

•
For the Americas Segment, gross loss improved due to variable cost management efforts and more stable raw material costs in the current six-month period, partially offset by weak global demand and weak fixed cost absorption in connection with low production levels.
•
For the Brazil Segment, gross profit decreased primarily due to decreasing market prices in Brazil due to low-cost import competition.
•
For the Asia Segment, gross profit increased primarily due to (i) a strong sales mix and (ii) higher sales volumes compared to the period six-month period despite weak global demand.

SG&A

SG&A did not change meaningfully from the prior six-month period to the current period, nor did the change include any significant offsetting impacts.

Provision for Bad Debts

The current six-month period's provision reflects an increase for a specifically identified customer balance originating in the U.S. fiber market.

Restructuring Costs

Restructuring costs consisted of (i) a loss of $2,750 when UNIFI dissolved its interest in UNF under an agreement with its former joint venture partner and (ii) severance charges of $2,351 in connection with overall cost reduction efforts in the U.S.

Other Operating Expense (Income), Net

The current six-month period and prior six-month period include foreign currency transaction losses (gains) of $430 and ($803), respectively, with no other meaningful activity.

Interest Expense, Net

Interest expense, net increased in connection with higher debt principal and higher interest rates.

Equity in Earnings of Unconsolidated Affiliates

There was no material activity for the current six-month period or the prior six-month period.

Income Taxes

Benefit for income taxes and the effective tax rate were as follows:

	For the Six Months Ended
	December 31, 2023	January 1, 2023
Benefit for income taxes	$(83)	$(336)
Effective tax rate	0.3%	1.3%

The effective tax rate is subject to variation due to a number of factors, including variability in pre-tax book income; the mix of income by jurisdiction; changes in deferred tax valuation allowances; and changes in statutes, regulations, and case law. Additionally, the impacts of discrete and other rate impacting items are more pronounced when income (loss) before income taxes is lower.

The decrease in the effective tax rate from the prior six-month period to the current six-month period is primarily attributable to a discrete tax benefit related to the recovery of certain Brazilian income taxes in the prior six-month period.

Net Loss

The increase in net loss was primarily attributable to restructuring costs, higher bad debt expense, and higher interest expense, net, partially offset by improved gross profit.

Adjusted EBITDA and Adjusted EPS (Non-GAAP Financial Measures)

Adjusted EBITDA and Adjusted EPS increased primarily due to improved gross profit, partially offset by higher bad debt expense and other operating expenses.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current six-month period.

Americas Segment

The components of Segment Loss, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the Americas Segment, were as follows:

	For the Six Months Ended
	December 31, 2023		January 1, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$162,122	100.0	$192,886	100.0	(15.9)
Cost of sales	176,240	108.7	210,839	109.3	(16.4)
Gross loss	(14,118)	(8.7)	(17,953)	(9.3)	(21.4)
Depreciation expense	11,005	6.8	11,022	5.7	(0.2)
Segment Loss	$(3,113)	(1.9)	$(6,931)	(3.6)	(55.1)

Segment net sales as a percentage of consolidated amounts	58.8%		61.1%
Segment Loss as a percentage of consolidated amounts	(22.8)%		(66.4)%

The change in net sales for the Americas Segment was as follows:

Net sales for the prior six-month period	$192,886
Net change in average selling price and sales mix	(35,980)
Increase in sales volumes	5,216
Net sales for the current six-month period	$162,122

The change in net sales for the Americas Segment from the prior six-month period to the current six-month period was primarily attributable to (i) the net change in average selling price and sales mix that reflects both (a) lower input costs and (b) a larger proportion of lower-priced Chip and Flake sales in the current six-month period and (ii) lower fiber sales volumes following weaker global textile demand.

The change in Segment Loss for the Americas Segment was as follows:

Segment Loss for the prior six-month period	$(6,931)
Change in underlying margins and sales mix	4,005
Change in sales volumes	(187)
Segment Loss for the current six-month period	$(3,113)

The improvement in Segment Loss for the Americas Segment from the prior six-month period to the current six-month period was primarily attributable to variable cost management efforts and more stable raw material costs in the current six-month period. Segment Loss for the Americas Segment continued to be negatively impacted by low fiber sales volumes. As fiber products carry a higher selling price and allocation of production costs versus Chip and Flake, lower fiber production drives weaker fixed cost absorption and adversely impacts gross profit and gross margin.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the Brazil Segment, were as follows:

	For the Six Months Ended
	December 31, 2023		January 1, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$55,970	100.0	$64,566	100.0	(13.3)
Cost of sales	50,664	90.5	56,449	87.4	(10.2)
Gross profit	5,306	9.5	8,117	12.6	(34.6)
Depreciation expense	1,606	2.8	861	1.3	86.5
Segment Profit	$6,912	12.3	$8,978	13.9	(23.0)

Segment net sales as a percentage of consolidated amounts	20.3%		20.4%
Segment Profit as a percentage of consolidated amounts	50.6%		85.9%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior six-month period	$64,566
Decrease in average selling price and change in sales mix	(15,632)
Favorable foreign currency translation effects	4,409
Increase in sales volumes	2,627
Net sales for the current six-month period	$55,970

The decrease in net sales for the Brazil Segment from the prior six-month period to the current six-month period was primarily attributable to selling price pressures from low-priced imports, partially offset by favorable foreign currency translation effects and an improvement in sales volumes.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior six-month period	$8,978
Decrease in underlying margins	(3,044)
Favorable foreign currency translation effects	613
Increase in sales volumes	365
Segment Profit for the current six-month period	$6,912

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

Asia Segment

The components of Segment Profit, each component as a percentage of net sales and the percentage increase or decrease over the prior six-month period amounts for the Asia Segment, were as follows:

	For the Six Months Ended
	December 31, 2023		January 1, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$57,669	100.0	$58,279	100.0	(1.0)
Cost of sales	47,796	82.9	49,880	85.6	(4.2)
Gross profit	9,873	17.1	8,399	14.4	17.5
Depreciation expense	—	—	—	—	—
Segment Profit	$9,873	17.1	$8,399	14.4	17.5

Segment net sales as a percentage of consolidated amounts	20.9%		18.5%
Segment Profit as a percentage of consolidated amounts	72.2%		80.4%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior six-month period	$58,279
Unfavorable foreign currency translation effects	(2,040)
Change in average selling price and sales mix	(277)
Net increase in sales volumes	1,707
Net sales for the current six-month period	$57,669

The nominal change in net sales for the Asia Segment from the prior six-month period to the current six-month period was primarily attributable to (i) unfavorable foreign currency translation effects due to the weakening of the RMB versus the USD, offset by an improvement in sales volume compared to the prior six-month period despite continued weak global demand and inventory destocking by brands and retailers, particularly for apparel.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior six-month period	$8,399
Change in underlying margins and sales mix	1,550
Increase in sales volumes	245
Unfavorable foreign currency translation effects	(321)
Segment Profit for the current six-month period	$9,873

The increase in Segment Profit for the Asia Segment from the prior six-month period to the current six-month period is attributable to (i) an improved gross margin rate associated with a strong sales mix of REPREVE products and (ii) the increase in sales volumes discussed above, offset by unfavorable foreign currency translation effects.

Liquidity and Capital Resources

Note 5, “Long-Term Debt” to the condensed consolidated financial statements includes the detail of UNIFI’s debt obligations and terms and conditions thereof. Further discussion and analysis of liquidity and capital resources follow.

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service, and share repurchases. UNIFI’s primary sources of capital are cash generated from operations, borrowings available under the 2022 Credit Agreement, and asset financing arrangements. For the current six-month period, cash provided by operations was $2,517, and, at December 31, 2023, availability under the ABL Revolver was $43,082.

As of December 31, 2023, all of UNIFI’s $132,760 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital, and total debt obligations as of December 31, 2023 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$25	$35,954	$35,979
Borrowings available under financing arrangements	43,082	—	43,082
Liquidity	$43,107	$35,954	$79,061

Working capital	$73,768	$113,710	$187,478
Total debt obligations	$132,760	$—	$132,760

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

The following outlines the attributes relating to our credit facility as of December 31, 2023:

•
UNIFI was in compliance with all applicable financial covenants in the 2022 Credit Agreement;
•
excess availability before the Trigger Level (as defined in the 2022 Credit Agreement) under the ABL Revolver was $21,002;
•
the Trigger Level was $22,080; and
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

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	December 31, 2023	July 2, 2023
Long-term debt	$120,144	$128,604
Current portion of long-term debt	12,357	12,006
Unamortized debt issuance costs	259	289
Debt principal	132,760	140,899
Less: cash and cash equivalents	35,979	46,960
Net Debt	$96,781	$93,939

The increase in Net Debt primarily reflects capital expenditures during the fiscal year, partially offset by the generation of operating cash flows during fiscal 2024.

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measure)

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	December 31, 2023	July 2, 2023
Cash and cash equivalents	$35,979	$46,960
Receivables, net	69,583	83,725
Inventories	135,676	150,810
Income taxes receivable	2,421	238
Other current assets	12,290	12,327
Accounts payable	(34,709)	(44,455)
Other current liabilities	(17,409)	(12,932)
Income taxes payable	(2,263)	(789)
Current operating lease liabilities	(1,733)	(1,813)
Current portion of long-term debt	(12,357)	(12,006)
Working capital	$187,478	$222,065

Less: Cash and cash equivalents	(35,979)	(46,960)
Less: Income taxes receivable	(2,421)	(238)
Less: Income taxes payable	2,263	789
Less: Current operating lease liabilities	1,733	1,813
Less: Current portion of long-term debt	12,357	12,006
Adjusted Working Capital	$165,431	$189,475

Adjusted Working Capital decreased $24,044 from July 2, 2023 to December 31, 2023.

The decrease in receivables, net was primarily due to a decrease in sales and the timing of cash receipts. The decrease in inventories was primarily attributable to lower weighted average costs in the current six-month period and lower units on hand. The decrease in accounts payable followed the decrease in inventories and production activity in the current six-month period. The increase in other current liabilities primarily reflects the liabilities recorded in the current period for severance and the dissolution of UNF. The change in income taxes receivable reflects the foreign tax payments made in the current six-month period. The change in income taxes payable reflects the impact of the interim tax provision. The changes in other current assets, current operating lease liabilities, and current portion of long-term debt were insignificant.

Operating Cash Flows

The significant components of net cash provided by operating activities are summarized below.

	For the Six Months Ended
	December 31, 2023	January 1, 2023
Net loss	$(33,116)	$(25,871)
Equity in earnings of unconsolidated affiliates	(293)	(381)
Depreciation and amortization expense	13,988	13,478
Recovery of income taxes	—	(3,799)
Non-cash compensation expense	1,387	1,976
Deferred income taxes	(1,714)	(304)
Subtotal	(19,748)	(14,901)

Receivables, net	14,367	40,552
Inventories	15,081	25,422
Accounts payable and other current liabilities	(4,763)	(47,599)
Other changes	(2,420)	3,798
Net cash provided by operating activities	$2,517	$7,272

The decrease in operating cash flows was primarily due to weaker earnings in the current six-month period compared to the prior six-month period.

Investing Cash Flows

Investing activities primarily includes $5,982 for capital expenditures. UNIFI expects recent and future capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

Financing Cash Flows

Financing activities primarily include net payments on the ABL Revolver and payments on the ABL Term Loan.

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

There have been no material changes in the scheduled maturities of UNIFI’s contractual obligations as disclosed under the heading “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Form 10-K, except for the capital purchase obligations are approximately $6,000, $0 and $19,000 for fiscal years 2024, 2025 and 2026, respectively.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities. As of December 31, 2023, UNIFI had borrowings under its ABL Facility that totaled $121,800. UNIFI’s sensitivity analysis indicates that a 50-basis point interest rate increase as of December 31, 2023 would result in an increase in annual interest expense of approximately $600.

Foreign Currency Exchange Rate Risk

A complete discussion of foreign currency exchange rate risk is included in the 2023 Form 10-K and is supplemented by the following disclosures.

As of December 31, 2023, UNIFI had no outstanding foreign currency forward contracts. As of December 31, 2023, foreign currency exchange rate risk positions included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	29.9%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$13,259
Denominated in RMB	6,707
Denominated in BRL	14,789
Denominated in other foreign currencies	256
Total cash and cash equivalents held outside the U.S.	$35,011
Percentage of total cash and cash equivalents held outside the U.S.	97.3%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$943

Raw Material and Commodity Cost Risks

A complete discussion of raw material and commodity cost risks is included in the 2023 Form 10-K.

Other Risks

UNIFI is also exposed to geopolitical risk, including changing laws and regulations governing international trade, such as quotas, tariffs, and tax laws. The degree of impact and the frequency of these events cannot be predicted.

Item 4. Controls and Procedures

As of December 31, 2023, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

10.1	Employment Agreement by and between Unifi, Inc. and Brian D. Moore, effective as of January 22, 2024.

10.2	Employment Agreement by and between Unifi, Inc. and Meredith S. Boyd, effective as of January 22, 2024.

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Filed herewith.

++ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: February 7, 2024	By:	/s/ ANDREW J. EAKER
Andrew J. Eaker
Executive Vice President & Chief Financial Officer Treasurer
(Principal Financial Officer and Principal Accounting Officer)