Form 10-Q
period 2024-03-31
UNIFI INC
filed 2024-05-09
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _____

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

As of May 6, 2024, there were 18,251,545 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates, and goals. Statements expressing expectations regarding our future, or projections or estimates relating to products, sales, revenues, expenditures, costs, strategies, initiatives, or earnings, are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions, and expectations about our future performance, considering the information currently available to management. The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek,” “strive,” and words of similar import, or the negative of such words, identify or signal the presence of forward-looking statements. These statements are not statements of historical fact; they involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition that we express or imply in any forward-looking statement. Factors that could contribute to such differences include, but are not limited to:

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
•
the disruption of operations, global demand, or financial performance as a result of catastrophic or extraordinary events, including, but not limited to, epidemics or pandemics;
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

In light of all of the above considerations, we reiterate that forward-looking statements are not guarantees of future performance, and we caution you not to rely on them as such.

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2024

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2024	July 2, 2023
ASSETS
Cash and cash equivalents	$27,662	$46,960
Receivables, net	78,931	83,725
Inventories	134,125	150,810
Income taxes receivable	2,002	238
Other current assets	9,460	12,327
Total current assets	252,180	294,060
Property, plant and equipment, net	204,795	218,521
Operating lease assets	7,500	7,791
Deferred income taxes	4,741	3,939
Other non-current assets	13,402	14,508
Total assets	$482,618	$538,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$42,343	$44,455
Income taxes payable	1,883	789
Current operating lease liabilities	1,956	1,813
Current portion of long-term debt	12,368	12,006
Other current liabilities	19,173	12,932
Total current liabilities	77,723	71,995
Long-term debt	116,058	128,604
Non-current operating lease liabilities	5,683	6,146
Deferred income taxes	1,906	3,364
Other long-term liabilities	3,439	5,100
Total liabilities	204,809	215,209

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,249,837 and 18,081,538 shares issued and outstanding as of March 31, 2024 and July 2, 2023, respectively)	1,825	1,808
Capital in excess of par value	70,675	68,901
Retained earnings	263,381	306,792
Accumulated other comprehensive loss	(58,072)	(53,891)
Total shareholders’ equity	277,809	323,610
Total liabilities and shareholders’ equity	$482,618	$538,819

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Net sales	$148,996	$156,738	$424,757	$472,469
Cost of sales	144,232	147,085	418,932	464,253
Gross profit	4,764	9,653	5,825	8,216
Selling, general and administrative expenses	11,372	12,063	35,389	35,584
Provision (benefit) for bad debts	179	(56)	1,259	(38)
Restructuring costs	—	—	5,101	—
Other operating expense (income), net	139	324	674	(139)
Operating loss	(6,926)	(2,678)	(36,598)	(27,191)
Interest income	(432)	(554)	(1,710)	(1,615)
Interest expense	2,407	2,073	7,505	5,209
Equity in loss (earnings) of unconsolidated affiliates	604	(158)	311	(539)
Loss before income taxes	(9,505)	(4,039)	(42,704)	(30,246)
Provision for income taxes	790	1,145	707	809
Net loss	$(10,295)	$(5,184)	$(43,411)	$(31,055)

Net loss per common share:
Basic	$(0.57)	$(0.29)	$(2.40)	$(1.72)
Diluted	$(0.57)	$(0.29)	$(2.40)	$(1.72)

Comprehensive loss:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Net loss	$(10,295)	$(5,184)	$(43,411)	$(31,055)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,667)	4,526	(4,181)	2,065
Other comprehensive (loss) income, net	(3,667)	4,526	(4,181)	2,065
Comprehensive loss	$(13,962)	$(658)	$(47,592)	$(28,990)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2023	18,150	$1,815	$70,254	$273,676	$(54,405)	$291,340
Options exercised	7	1	38	—	—	39
Conversion of equity units	95	9	(9)	—	—	—
Stock-based compensation	—	—	407	—	—	407
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(2)	—	(15)	—	—	(15)
Other comprehensive loss, net of tax	—	—	—	—	(3,667)	(3,667)
Net loss	—	—	—	(10,295)	—	(10,295)
Balance at March 31, 2024	18,250	$1,825	$70,675	$263,381	$(58,072)	$277,809

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at July 2, 2023	18,081	$1,808	$68,901	$306,792	$(53,891)	$323,610
Options exercised	12	1	77	—	—	78
Conversion of equity units	161	16	(16)	—	—	—
Stock-based compensation	7	1	1,788	—	—	1,789
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(11)	(1)	(75)	—	—	(76)
Other comprehensive loss, net of tax	—	—	—	—	(4,181)	(4,181)
Net loss	—	—	—	(43,411)	—	(43,411)
Balance at March 31, 2024	18,250	$1,825	$70,675	$263,381	$(58,072)	$277,809

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2023	18,049	$1,805	$67,875	$327,265	$(62,066)	$334,879
Options exercised	4	1	33	—	—	34
Conversion of equity units	1	(1)	1	—	—	—
Stock-based compensation	—	—	656	—	—	656
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	—	—	(3)	—	—	(3)
Other comprehensive income, net of tax	—	—	—	—	4,526	4,526
Net loss	—	—	—	(5,184)	—	(5,184)
Balance at April 2, 2023	18,054	$1,805	$68,562	$322,081	$(57,540)	$334,908

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at July 3, 2022	17,979	$1,798	$66,120	$353,136	$(59,605)	$361,449
Options exercised	7	1	52	—	—	53
Conversion of equity units	63	6	(6)	—	—	—
Stock-based compensation	12	1	2,464	—	—	2,465
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(7)	(1)	(68)	—	—	(69)
Other comprehensive income, net of tax	—	—	—	—	2,065	2,065
Net loss	—	—	—	(31,055)	—	(31,055)
Balance at April 2, 2023	18,054	$1,805	$68,562	$322,081	$(57,540)	$334,908

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	March 31, 2024	April 2, 2023
Cash and cash equivalents at beginning of period	$46,960	$53,290
Operating activities:
Net loss	(43,411)	(31,055)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss (earnings) of unconsolidated affiliates	311	(539)
Distribution received from unconsolidated affiliate	1,000	—
Depreciation and amortization expense	20,780	20,388
Non-cash compensation expense	1,798	2,791
Recovery of income taxes	—	(3,799)
Deferred income taxes	(2,403)	(1,199)
Other, net	(93)	252
Changes in assets and liabilities:
Receivables, net	4,225	18,585
Inventories	15,174	31,080
Other current assets	2,217	4,271
Income taxes	(685)	(1,241)
Accounts payable and other current liabilities	3,577	(31,644)
Other, net	(1,330)	459
Net cash provided by operating activities	1,160	8,349

Investing activities:
Capital expenditures	(8,566)	(32,461)
Other, net	490	(193)
Net cash used by investing activities	(8,076)	(32,654)

Financing activities:
Proceeds from ABL Revolver	109,700	142,400
Payments on ABL Revolver	(112,800)	(121,000)
Payments on ABL Term Loan	(6,900)	(4,800)
Proceeds from construction financing	—	6,533
Payments on finance lease obligations	(2,230)	(1,413)
Other, net	(6)	(683)
Net cash (used) provided by financing activities	(12,236)	21,037

Effect of exchange rate changes on cash and cash equivalents	(146)	(316)
Net decrease in cash and cash equivalents	(19,298)	(3,584)
Cash and cash equivalents at end of period	$27,662	$49,706

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

UNIFI maintains one of the textile industry’s most comprehensive product offerings that includes a range of specialized, value-added, and commodity solutions, with principal geographic markets in North America, Central America, South America, Asia, and Europe. UNIFI has direct manufacturing operations in four countries and participates in joint ventures with operations in Israel and the United States (the “U.S.”). During the second quarter of fiscal 2024, UNIFI terminated the joint venture with operations in Israel.

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

The fiscal quarter for Unifi, Inc. and its material operating subsidiaries ended on March 31, 2024. The three-month periods ended March 31, 2024 and April 2, 2023 both consisted of 13 weeks. The nine-month periods ended March 31, 2024 and April 2, 2023 both consisted of 39 weeks.

3. Recent Accounting Pronouncements

Issued and Pending Adoption

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state, and foreign). The ASU also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The ASU is effective for UNIFI's fiscal 2026, with early adoption permitted, and should be applied on a prospective basis, but retrospective application is permitted. UNIFI is currently evaluating the impact on the Company’s disclosures but does not expect this standard will have a material impact on its consolidated financial position, results of operations, or cash flows.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for UNIFI’s fiscal 2025 for annual reporting and in the first quarter of fiscal 2026 for interim reporting, with early adoption permitted. UNIFI has not adopted, and does not expect to early adopt, this standard. UNIFI is currently evaluating the impact on the Company’s disclosures but does not expect this standard will have a material impact on its consolidated financial position, results of operations, or cash flows.

Based on UNIFI’s review of ASUs issued since the filing of the 2023 Form 10-K, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on UNIFI’s consolidated financial statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Revenue

The following tables present net sales disaggregated by (i) classification of customer type and (ii) REPREVE® Fiber sales:

Third-Party Manufacturer

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Third-party manufacturer	$147,857	$155,423	$421,318	$468,653
Service	1,139	1,315	3,439	3,816
Net sales	$148,996	$156,738	$424,757	$472,469

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
REPREVE® Fiber	$46,754	$49,619	$134,940	$141,664
All other products and services	102,242	107,119	289,817	330,805
Net sales	$148,996	$156,738	$424,757	$472,469

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

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	March 31, 2024	March 31, 2024	July 2, 2023
ABL Revolver	October 2027	6.9%	$15,000	$18,100
ABL Term Loan	October 2027	6.9%	103,500	110,400
Finance lease obligations	(1)	5.1%	10,170	10,767
Construction financing	(2)	0.0%	—	1,632
Total debt			128,670	140,899
Current ABL Term Loan			(9,200)	(9,200)
Current portion of finance lease obligations			(3,168)	(2,806)
Unamortized debt issuance costs			(244)	(289)
Total long-term debt			$116,058	$128,604

(1)
Scheduled maturity dates for finance lease obligations range from March 2025 to September 2028.
(2)
Refer to the discussion below under “Construction Financing” for further information.

ABL Facility and Amendments

There have been no changes to the 2022 Credit Agreement following the filing of the 2023 Form 10-K.

Construction Financing

In connection with the construction financing arrangement, UNIFI has borrowed a total of $9,755 and transitioned $9,755 of completed asset costs to finance lease obligations as of March 31, 2024. There were no borrowings outstanding on this financing arrangement as of March 31, 2024.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Income Taxes

The provision for income taxes and effective tax rate were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Provision for income taxes	$790	$1,145	$707	$809
Effective tax rate	(8.3)%	(28.3)%	(1.7)%	(2.7)%

Income Tax Expense

UNIFI’s provision for income taxes for the nine months ended March 31, 2024 and April 2, 2023 was calculated by applying the estimated annual effective tax rate to year-to-date pre-tax book income and adjusting for discrete items that occurred during the period.

The effective tax rate for the three and nine months ended March 31, 2024 varied from the U.S. federal statutory rate primarily due to the U.S. generated losses for which UNIFI does not expect to realize a future tax benefit.

During the nine months ended March 31, 2024, the Internal Revenue Service (the “IRS”) audit of fiscal 2014 through 2019 was concluded with a refund of $1,275, which has been received along with $457 of interest on the overpayments. The impact from the IRS audit adjustments to the prior periods was insignificant.

The effective tax rates for the three and nine months ended April 2, 2023 varied from the U.S. federal statutory rate primarily due to the U.S. generated losses for which UNIFI does not expect to realize a future tax benefit and a discrete tax benefit related to the recovery of certain Brazilian income taxes paid in prior years.

Unrecognized Tax Benefits

UNIFI regularly assesses the outcomes of both completed and ongoing examinations to ensure that its provision for income taxes is sufficient.

Following the conclusion of the IRS audit, UNIFI adjusted the uncertain tax positions for fiscal 2014 through 2019 that were effectively settled. The impact from releasing the netted uncertain tax position liabilities was insignificant.

7. Shareholders’ Equity

On October 31, 2018, UNIFI announced that the Company's Board of Directors approved a share repurchase program (the “2018 SRP”) under which UNIFI is authorized to acquire up to $50,000 of its common stock. The share repurchase authorization is discretionary and has no expiration date. No shares have been repurchased in fiscal 2023 and 2024 and $38,859 remains available for repurchase.

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

The following table provides information as of March 31, 2024 with respect to the number of securities remaining available for future issuance under the 2020 Plan:

Authorized under the 2020 Plan	850
Plus: Share reserve increase from the First Amendment	1,100
Plus: Awards expired, forfeited, or otherwise terminated unexercised	179
Less: Awards granted to employees	(1,106)
Less: Awards granted to non-employee directors	(197)
Available for issuance under the 2020 Plan	826

9. Fair Value of Financial Instruments and Non-Financial Assets and Liabilities

Financial Instruments

For the nine months ended March 31, 2024 and April 2, 2023, there were no significant changes to UNIFI’s assets and liabilities measured at fair value, and there were no transfers into or out of the levels of the fair value hierarchy.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Grantor Trust

The UNIFI, Inc. Deferred Compensation Plan (the “DCP”), established in fiscal 2022, is an unfunded non-qualified deferred compensation plan in which certain key employees are eligible to participate. The fair values of the investment assets held by the grantor trust established in connection with the DCP were approximately $2,891 and $2,496 as of March 31, 2024 and July 2, 2023, respectively, and are classified as trading securities within Other non-current assets on the Condensed Consolidated Balance Sheets. The grantor trust assets have readily available market values and are classified as Level 1 trading securities in the fair value hierarchy. Trading gains and losses associated with these investments are recorded within Other operating expense (income), net on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The associated DCP liability is recorded within Other long-term liabilities on the Condensed Consolidated Balance Sheets, and any increase or decrease in the liability is also recorded in Other operating expense (income), net on the Condensed Consolidated Statements of Operations and Comprehensive Loss. During the nine months ended March 31, 2024 and April 2, 2023, we recorded net gains on investments held by the trust of $255 and $78, respectively.

10. Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Net loss	$(10,295)	$(5,184)	$(43,411)	$(31,055)
Basic weighted average shares	18,169	18,052	18,121	18,029
Net potential common share equivalents	—	—	—	—
Diluted weighted average shares	18,169	18,052	18,121	18,029
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	561	—	574	—
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	333	333	333	333

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

There were no related party receivables as of March 31, 2024 and July 2, 2023.

Related party payables for Salem Leasing Corporation consisted of the following:

	March 31, 2024	July 2, 2023
Accounts payable	$429	$457
Operating lease obligations	352	502
Finance lease obligations	2,704	3,677
Total related party payables	$3,485	$4,636

The following were the Company’s significant related party transactions:

		For the Three Months Ended		For the Nine Months Ended
Affiliated Entity	Transaction Type	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$1,066	$1,048	$3,503	$3,431

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

UNIFI's three reportable segments are organized as follows:

•
The operations within the Americas Segment exhibit similar long-term economic characteristics and primarily sell into an economic trading zone covered by the United States-Mexico-Canada Agreement and the Dominican Republic—Central America Free Trade Agreement to similar customers utilizing similar methods of distribution. These operations derive revenues primarily from manufacturing synthetic and recycled textile products with sales primarily to yarn manufacturers, knitters, and weavers that produce yarn and/or fabric for the apparel, hosiery, automotive, home furnishings, industrial, medical, and other end-use markets principally in North and Central America. The Americas Segment consists of sales and manufacturing operations in the U.S., El Salvador, and Colombia.
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

Selected financial information is presented below:

	For the Three Months Ended March 31, 2024
	Americas	Brazil	Asia	Total
Net sales	$91,130	$29,573	$28,293	$148,996
Cost of sales	94,644	25,736	23,852	144,232
Gross (loss) profit	(3,514)	3,837	4,441	4,764
Segment depreciation expense	5,473	841	—	6,314
Segment Profit	$1,959	$4,678	$4,441	$11,078

	For the Three Months Ended April 2, 2023
	Americas	Brazil	Asia	Total
Net sales	$101,946	$27,380	$27,412	$156,738
Cost of sales	98,788	24,998	23,299	147,085
Gross profit	3,158	2,382	4,113	9,653
Segment depreciation expense	5,574	549	—	6,123
Segment Profit	$8,732	$2,931	$4,113	$15,776

	For the Nine Months Ended March 31, 2024
	Americas	Brazil	Asia	Total
Net sales	$253,252	$85,543	$85,962	$424,757
Cost of sales	270,884	76,400	71,648	418,932
Gross (loss) profit	(17,632)	9,143	14,314	5,825
Segment depreciation expense	16,478	2,447	—	18,925
Segment (Loss) Profit	$(1,154)	$11,590	$14,314	$24,750

	For the Nine Months Ended April 2, 2023
	Americas	Brazil	Asia	Total
Net sales	$294,832	$91,946	$85,691	$472,469
Cost of sales	309,627	81,447	73,179	464,253
Gross (loss) profit	(14,795)	10,499	12,512	8,216
Segment depreciation expense	16,596	1,410	—	18,006
Segment Profit	$1,801	$11,909	$12,512	$26,222

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The reconciliations of segment gross profit to consolidated loss before income taxes are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Americas	$(3,514)	$3,158	$(17,632)	$(14,795)
Brazil	3,837	2,382	9,143	10,499
Asia	4,441	4,113	14,314	12,512
Segment gross profit	4,764	9,653	5,825	8,216
Selling, general and administrative expenses	11,372	12,063	35,389	35,584
Provision (benefit) for bad debts	179	(56)	1,259	(38)
Restructuring costs	—	—	5,101	—
Other operating expense (income), net	139	324	674	(139)
Operating loss	(6,926)	(2,678)	(36,598)	(27,191)
Interest income	(432)	(554)	(1,710)	(1,615)
Interest expense	2,407	2,073	7,505	5,209
Equity in loss (earnings) of unconsolidated affiliates	604	(158)	311	(539)
Loss before income taxes	$(9,505)	$(4,039)	$(42,704)	$(30,246)

There have been no material changes in segment assets during fiscal 2024.

14. Investments in Unconsolidated Affiliates

Included within Other non-current assets are UNIFI’s investments in unconsolidated affiliates: U.N.F. Industries, Ltd. (“UNF”) and UNF America LLC (“UNFA”).

U.N.F. Industries, Ltd.

In December 2023, UNIFI dissolved its interest in UNF under an agreement whereby UNIFI agreed to pay the former joint venture partner $2,750 and recorded it as an associated contract termination cost within Restructuring costs on the Condensed Consolidated Statements of Operations and Comprehensive Loss. UNIFI made a payment to the former joint venture partner of $1,200 in the second quarter of fiscal 2024 and the remaining $1,550 was paid in the third quarter of fiscal 2024. Accordingly, the balance sheet information presented below as of March 31, 2024 does not include any amounts related to UNF.

UNF America LLC

Raw material and production services for UNFA are provided by Nilit America Inc. under separate supply and services agreements. UNFA’s fiscal year end is December 31, and it is a limited liability company located in Ridgeway, Virginia. UNFA is treated as a partnership for its income tax reporting.

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA. The supply agreement has no stated minimum purchase quantities and pricing is typically negotiated every six months, based on market rates. As of March 31, 2024, UNIFI’s open purchase orders related to this supply agreement, all with UNFA, were $618.

UNIFI’s raw material purchases under this supply agreement consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
UNFA	$2,586	$6,604	$9,499	$19,395
UNF	—	—	—	37
Total	$2,586	$6,604	$9,499	$19,432

As of March 31, 2024, UNIFI had accounts payable due to UNFA of $1,680, and as of July 2, 2023, UNIFI had combined accounts payable due to UNF and UNFA of $3,440.

UNIFI previously determined that UNF and UNFA were variable interest entities and also determined that UNIFI is the primary beneficiary of these entities, based on the terms of the supply agreement. As a result, these entities should be consolidated with UNIFI’s financial results. As (i) UNIFI purchases substantially all of the output from these entities and all intercompany sales would be eliminated in consolidation, (ii) the entities’ balance sheets constitute 5% or less of UNIFI’s current assets and total assets, and (iii) such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements and instead is accounting for these entities as equity investments. The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy. Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to UNFA. As of March 31, 2024, UNIFI’s investment in UNFA was $1,537.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Condensed balance sheet and income statement information for UNIFI’s unconsolidated affiliates (including reciprocal balances) are presented in the tables below.

	March 31, 2024	July 2, 2023
Current assets	$4,658	$10,608
Non-current assets	466	494
Current liabilities	2,050	7,304
Non-current liabilities	—	—
Shareholders’ equity and capital accounts	3,074	3,798

UNIFI’s portion of undistributed earnings	1,477	2,938

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Net sales	$1,673	$5,041	$10,782	$21,076
Gross (loss) profit	(654)	282	(7)	1,215
Loss from operations	(1,128)	(138)	(1,399)	(87)
Net loss	(1,128)	(154)	(1,446)	(125)
Depreciation and amortization	7	27	28	83

Distribution received	1,000	—	1,000	—

15. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Nine Months Ended
	March 31, 2024	April 2, 2023
Interest, net of capitalized interest of $153 and $403, respectively	$7,182	$4,143
Income tax payments, net	4,103	4,760

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds.

Non-Cash Investing and Financing Activities

As of March 31, 2024 and July 2, 2023, $201 and $1,137, respectively, were included in accounts payable for unpaid capital expenditures. As of April 2, 2023 and July 3, 2022, $1,332 and $2,456, respectively, were included in accounts payable for unpaid capital expenditures.

During the nine months ended March 31, 2024 and April 2, 2023, UNIFI recorded non-cash activity relating to finance leases of $1,633 and $3,179, respectively.

In connection with the commencement of the 2022 Credit Agreement in October 2022, $52,500 of borrowings outstanding on the revolving credit facility were transferred to the term loan, such that revolver borrowings were reduced by $52,500 and term loan borrowings were increased by $52,500 with no flow of cash.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

16. Other Financial Data

Select balance sheet information is presented in the following table.

	March 31, 2024	July 2, 2023
Receivables, net:
Customer receivables	$77,320	$79,174
Allowance for uncollectible accounts	(2,488)	(1,362)
Reserves for quality claims	(750)	(682)
Net customer receivables	74,082	77,130
Banker's acceptance notes	3,963	5,870
Other receivables	886	725
Total receivables, net	$78,931	$83,725

Inventories:
Raw materials	$57,232	$59,983
Supplies	11,964	11,787
Work in process	8,800	6,633
Finished goods	60,955	78,032
Gross inventories	138,951	156,435
Net realizable value adjustment	(4,826)	(5,625)
Total inventories	$134,125	$150,810

Other current assets:
Vendor deposits	$3,463	$3,863
Prepaid expenses and other	2,858	2,584
Value-added taxes receivable	2,628	3,398
Contract assets	511	549
Recovery of non-income taxes, net	—	1,933
Total other current assets	$9,460	$12,327

Property, plant and equipment, net:
Land	$2,501	$2,512
Land improvements	16,445	16,443
Buildings and improvements	167,955	167,589
Assets under finance leases	18,030	16,397
Machinery and equipment	659,235	656,431
Computers, software and office equipment	25,589	26,654
Transportation equipment	10,752	10,710
Construction in progress	4,097	10,003
Gross property, plant and equipment	904,604	906,739
Less: accumulated depreciation	(692,949)	(682,768)
Less: accumulated amortization – finance leases	(6,860)	(5,450)
Total property, plant and equipment, net	$204,795	$218,521

Other non-current assets:
Recovery of taxes	$6,072	$5,957
Grantor trust	2,891	2,496
Investments in unconsolidated affiliates	1,537	2,997
Intangible assets, net	709	1,210
Other	2,193	1,848
Total other non-current assets	$13,402	$14,508

Other current liabilities:
Payroll and fringe benefits	$8,060	$6,981
Incentive compensation	2,200	298
Deferred revenue	2,090	1,441
Utilities	2,037	1,634
Severance (1)	1,402	—
Property taxes, interest and other	3,384	2,578
Total other current liabilities	$19,173	$12,932

Other long-term liabilities:
Nonqualified deferred compensation plan obligation	$1,958	$2,659
Uncertain tax positions	1,074	1,973
Other	407	468
Total other long-term liabilities	$3,439	$5,100

(1)
During the second quarter of fiscal 2024, UNIFI recorded $2,351 of severance expenses related to a cost reduction plan intended to lower operating expenses for both production and administrative activities, which are included in Restructuring costs on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Most of the restructuring expenses incurred impact the Americas Segment and UNIFI does not anticipate any additional, material restructuring costs at this time. The change in the liability is due to $949 of cash disbursements during the current period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended March 31, 2024, while a reference to the “prior period” refers to the three-month period ended April 2, 2023. A reference to the “current nine-month period” refers to the nine-month period ended March 31, 2024, while a reference to the “prior nine-month period” refers to the nine-month period ended April 2, 2023. Such references may be accompanied by certain phrases for added clarity. The current period and the prior period each consisted of 13 weeks. The current nine-month period and the prior nine-month period each consisted of 39 weeks.

Our discussions in this Item 2 focus on our results during, or as of, the three months ended March 31, 2024 and April 2, 2023, and, to the extent applicable, any material changes from the information discussed in the 2023 Form 10-K or other important intervening developments or information. These discussions should be read in conjunction with the 2023 Form 10-K for more detailed and background information about our business, operations, and financial condition.

Discussion of foreign currency translation is primarily associated with changes in the Brazilian Real (“BRL”) and changes in the Chinese Renminbi (“RMB”) versus the U.S. Dollar (“USD”). Weighted average exchange rates were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
BRL to USD	4.95	5.19	4.93	5.23
RMB to USD	7.19	6.85	7.21	6.92

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

Current Economic Environment

The current economic environment and significant decrease in textile product demand adversely impacted our consolidated sales and profitability in fiscal 2023 and the first nine months of fiscal 2024. In addition to the current unfavorable economic environment and the inventory destocking measures taken by brands and retailers, the following pressures have been present: (i) the impact of inflation on consumer spending, (ii) rising interest rates for consumers and customers, including the impact on the carrying costs of customer inventories, (iii) the Russia-Ukraine conflict, and (iv) the conflict in the Middle East and the potential impacts to petroleum pricing and geopolitics. UNIFI will continue to monitor these and other aspects of the current economic environment and work closely with stakeholders to ensure business continuity and liquidity.

While we recognize the disruption to global markets and supply chains caused by (i) Russia’s invasion of Ukraine and (ii) the conflict in the Middle East, we have not been directly impacted by either conflict. Indirectly, we recognize that additional or prolonged impacts to the petroleum or other global markets could cause further inflationary pressures to our global raw material costs or unforeseen adverse impacts.

During the second quarter of fiscal 2024, we terminated our supply agreement and relationship with our joint venture partner in Israel, which was not due to the current conflicts in that region. The supply levels prior to the termination were insignificant.

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

Review of Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended April 2, 2023

Consolidated Overview

The below tables provide:

•
the components of net loss and the percentage increase or decrease over the prior period amounts, and
•
a reconciliation from net loss to EBITDA and Adjusted EBITDA, and following the tables is a discussion and analysis of the significant components of net loss.

Net Loss

	For the Three Months Ended
	March 31, 2024		April 2, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$148,996	100.0	$156,738	100.0	(4.9)
Cost of sales	144,232	96.8	147,085	93.8	(1.9)
Gross profit	4,764	3.2	9,653	6.2	(50.6)
SG&A	11,372	7.6	12,063	7.7	(5.7)
Provision (benefit) for bad debts	179	0.1	(56)	—	nm
Other operating expense, net	139	0.1	324	0.2	(57.1)
Operating loss	(6,926)	(4.6)	(2,678)	(1.7)	158.6
Interest expense, net	1,975	1.4	1,519	1.0	30.0
Equity in loss (earnings) of unconsolidated affiliates	604	0.4	(158)	(0.1)	nm
Loss before income taxes	(9,505)	(6.4)	(4,039)	(2.6)	135.3
Provision for income taxes	790	0.5	1,145	0.7	(31.0)
Net loss	$(10,295)	(6.9)	$(5,184)	(3.3)	98.6

nm = not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net loss to EBITDA and Adjusted EBITDA were as follows:

	For the Three Months Ended
	March 31, 2024	April 2, 2023
Net loss	$(10,295)	$(5,184)
Interest expense, net	1,975	1,519
Provision for income taxes	790	1,145
Depreciation and amortization expense (1)	6,753	6,871
EBITDA	(777)	4,351

Contract modification costs (2)	—	623
Adjusted EBITDA	$(777)	$4,974

(1)
Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. However, within the accompanying Condensed Consolidated Statements of Cash Flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.
(2)
In the third quarter of fiscal 2023, UNIFI amended certain existing contracts related to future purchases of texturing machinery by delaying the scheduled receipt and installation of such equipment in the U.S. and El Salvador for 18 months. UNIFI paid the associated vendor $623 to facilitate the 18-month delay.

Adjusted Net Loss and Adjusted EPS (Non-GAAP Financial Measures)

	For the Three Months Ended March 31, 2024				For the Three Months Ended April 2, 2023
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(9,505)	$(790)	$(10,295)	$(0.57)	$(4,039)	$(1,145)	$(5,184)	$(0.29)
Contract modification costs (1)	—	—	—	—	623	—	623	0.04
Adjusted results	$(9,505)	$(790)	$(10,295)	$(0.57)	$(3,416)	$(1,145)	$(4,561)	$(0.25)

Weighted average common shares outstanding				18,169				18,052
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

Net Sales

Consolidated net sales for the current period decreased by $7,742, or 4.9%, while consolidated sales volumes increased 10.7%, compared to the prior period. Weighted average selling prices decreased 15.6% in response to sales mix changes and lower raw material costs, primarily in the Americas Segment. Sales levels continue to remain below historical averages, primarily due to lower global demand in connection with economic and industry factors described above.

REPREVE® Fiber products for the current period comprised 31%, or $46,754, of consolidated net sales, compared to 32%, or $49,619, for the prior period.

Gross Profit

Gross profit for the current period decreased by $4,889, or 50.6%, compared to the prior period. Gross profit declined primarily due to (i) the unfavorable impact of higher manufacturing costs related to the timing and extent of the Company's holiday shutdown periods and (ii) lower conversion margins. These were partially offset by (a) variable cost saving initiatives, (b) improved productivity, and (c) stable raw material costs. However, gross profit continues to be negatively impacted by weak fixed cost absorption in the Americas Segment, where utilization and productivity remain below historical averages due to depressed demand.

•
For the Americas Segment, the gross loss was primarily due to (i) higher manufacturing costs related to the timing and extent of the holiday shutdown periods and (ii) lower conversion margins. These were partially offset by (a) variable cost management efforts and (b) a stable raw material cost environment.
•
For the Brazil Segment, gross profit increased primarily due to (i) improved underlying unit margins and (ii) higher sales volumes.
•
For the Asia Segment, gross profit increased primarily due to (i) improved underlying unit margins and sales mix and (ii) higher sales volumes compared to the prior period despite continued weak global demand.

SG&A

SG&A for the current period decreased compared to the prior period, primarily due to lower amortization, compensation, and discretionary expenses.

Provision (Benefit) for Bad Debts

The current period and the prior period bad debt changes reflect no material activity.

Other Operating Expense, Net

The current period and the prior period include foreign currency transaction (gains) losses of ($35) and $174, respectively, with no other meaningful activity. The prior period also includes $623 paid to a vendor to facilitate an 18-month delay for contracted equipment purchases.

Interest Expense, Net

Interest expense, net increased in connection with higher borrowings on the revolving credit facility and higher average interest rates.

Equity in Loss (Earnings) of Unconsolidated Affiliates

The current period reflects net losses shared with our unconsolidated affiliate whereas the prior period benefited from more favorable results.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Three Months Ended
	March 31, 2024	April 2, 2023
Provision for income taxes	$790	$1,145
Effective tax rate	(8.3)%	(28.3)%

The effective tax rate is subject to variation due to a number of factors, including: variability in pre-tax book income; the mix of income by jurisdiction; changes in deferred tax valuation allowances; and changes in statutes, regulations, and case law. Additionally, the impacts of discrete and other rate impacting items are more pronounced when loss before income taxes is lower.

The increase in the effective tax rate from the prior period to the current period was primarily attributable to lower book income for foreign subsidiaries, in combination with lower deferred tax expense on unremitted foreign earnings in the current period.

Net Loss

The increase in net loss was primarily attributable to lower gross margin and lower earnings from an unconsolidated affiliate, partially offset by lower SG&A expenses and lower income tax expense.

Adjusted EBITDA and Adjusted EPS (Non-GAAP Financial Measures)

Adjusted EBITDA and Adjusted EPS decreased primarily due to lower gross profit and lower earnings from an unconsolidated affiliate, partially offset by lower SG&A expenses.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current period.

Americas Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Americas Segment, were as follows:

	For the Three Months Ended
	March 31, 2024		April 2, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$91,130	100.0	$101,946	100.0	(10.6)
Cost of sales	94,644	103.9	98,788	96.9	(4.2)
Gross (loss) profit	(3,514)	(3.9)	3,158	3.1	nm
Depreciation expense	5,473	6.0	5,574	5.5	(1.8)
Segment Profit	$1,959	2.1	$8,732	8.6	(77.6)

Segment net sales as a percentage of consolidated amounts	61.2%		65.0%
Segment Profit as a percentage of consolidated amounts	17.7%		55.3%

nm = not meaningful

The change in net sales for the Americas Segment was as follows:

Net sales for the prior period	$101,946
Change in average selling price and sales mix	(14,902)
Increase in sales volumes	4,086
Net sales for the current period	$91,130

The decrease in net sales for the Americas Segment from the prior period to the current period was primarily attributable to the net change in average selling price and sales mix that includes lower raw material input costs, partially offset by an increase in sales volumes in connection with recent commercial efforts. Both periods were unfavorably impacted by the continued weak global textile demand environment.

The change in Segment Profit for the Americas Segment was as follows:

Segment Profit for the prior period	$8,732
Decrease in underlying unit margins	(7,123)
Increase in sales volumes	350
Segment Profit for the current period	$1,959

The decrease in Segment Profit for the Americas Segment from the prior period to the current period was primarily attributable to (i) higher manufacturing costs related to the timing and extent of the holiday shutdown periods and (ii) lower conversion margins. Segment Profit for the Americas Segment continues to be negatively impacted by weak fixed cost absorption as fiber production remains below historical averages. As fiber products carry a higher selling price and allocation of production costs versus Flake and Chip, lower fiber production drives weaker fixed cost absorption and adversely impacts gross profit and gross margin.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Brazil Segment, were as follows:

	For the Three Months Ended
	March 31, 2024		April 2, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$29,573	100.0	$27,380	100.0	8.0
Cost of sales	25,736	87.0	24,998	91.3	3.0
Gross profit	3,837	13.0	2,382	8.7	61.1
Depreciation expense	841	2.8	549	2.0	53.2
Segment Profit	$4,678	15.8	$2,931	10.7	59.6

Segment net sales as a percentage of consolidated amounts	19.8%		17.5%
Segment Profit as a percentage of consolidated amounts	42.2%		18.6%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior period	$27,380
Increase in sales volumes	5,556
Favorable foreign currency translation effects	1,321
Decrease in average selling price	(4,684)
Net sales for the current period	$29,573

The increase in net sales for the Brazil Segment from the prior period to the current period was primarily attributable to (i) higher sales volumes resulting from gains in market share and (ii) favorable foreign currency translation effects from the strengthening of the BRL versus the USD, partially offset by lower average selling prices associated with lower raw material input costs.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior period	$2,931
Increase in underlying unit margins	1,021
Increase in sales volumes	593
Favorable foreign currency translation effects	133
Segment Profit for the current period	$4,678

The increase in Segment Profit for the Brazil Segment from the prior period to the current period was primarily attributable to (i) an overall increase in conversion margins and (ii) improved sales volumes with recent market share gains. We continue to prioritize innovation and differentiation to improve our portfolio and competitive position in Brazil.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Asia Segment, were as follows:

	For the Three Months Ended
	March 31, 2024		April 2, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$28,293	100.0	$27,412	100.0	3.2
Cost of sales	23,852	84.3	23,299	85.0	2.4
Gross profit	4,441	15.7	4,113	15.0	8.0
Depreciation expense	—	—	—	—	—
Segment Profit	$4,441	15.7	$4,113	15.0	8.0

Segment net sales as a percentage of consolidated amounts	19.0%		17.5%
Segment Profit as a percentage of consolidated amounts	40.1%		26.1%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior period	$27,412
Increase in sales volumes	3,965
Change in average selling price and sales mix	(1,957)
Unfavorable foreign currency translation effects	(1,127)
Net sales for the current period	$28,293

The increase in net sales for the Asia Segment from the prior period to the current period was primarily attributable to an increase in sales volumes compared to the prior period, despite continued weak global demand during the current period, partially offset by (i) lower average selling prices compared to the prior period and (ii) unfavorable foreign currency translation effects due to the weakening of the RMB versus the USD.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior period	$4,113
Increase in sales volumes	593
Unfavorable foreign currency translation effects	(181)
Change in underlying unit margins and sales mix	(84)
Segment Profit for the current period	$4,441

The increase in Segment Profit for the Asia Segment from the prior period to the current period was primarily attributable to the increase in sales volumes discussed above, partially offset by unfavorable foreign currency translation effects due to the weakening of the RMB versus the USD.

Nine Months Ended March 31, 2024 Compared to Nine Months Ended April 2, 2023

Consolidated Overview

The below tables provide:

•
the components of net loss and the percentage increase or decrease over the prior nine-month period amounts, and
•
a reconciliation from net loss to EBITDA and Adjusted EBITDA, and following the tables is a discussion and analysis of the significant components of net loss.

Net Loss

	For the Nine Months Ended
	March 31, 2024		April 2, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$424,757	100.0	$472,469	100.0	(10.1)
Cost of sales	418,932	98.6	464,253	98.3	(9.8)
Gross profit	5,825	1.4	8,216	1.7	(29.1)
SG&A	35,389	8.3	35,584	7.5	(0.5)
Provision (benefit) for bad debts	1,259	0.3	(38)	—	nm
Restructuring costs	5,101	1.2	—	—	nm
Other operating expense (income), net	674	0.2	(139)	—	nm
Operating loss	(36,598)	(8.6)	(27,191)	(5.8)	34.6
Interest expense, net	5,795	1.3	3,594	0.7	61.2
Equity in loss (earnings) of unconsolidated affiliates	311	0.1	(539)	(0.1)	(157.7)
Loss before income taxes	(42,704)	(10.0)	(30,246)	(6.4)	41.2
Provision for income taxes	707	0.2	809	0.2	(12.6)
Net loss	$(43,411)	(10.2)	$(31,055)	(6.6)	39.8

nm = not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net loss to EBITDA and Adjusted EBITDA were as follows:

	For the Nine Months Ended
	March 31, 2024	April 2, 2023
Net loss	$(43,411)	$(31,055)
Interest expense, net	5,795	3,594
Provision for income taxes	707	809
Depreciation and amortization expense (1)	20,663	20,261
EBITDA	(16,246)	(6,391)

Loss on joint venture dissolution (2)	2,750	—
Severance (3)	2,351	—
Contract modification costs (4)	—	623
Adjusted EBITDA	$(11,145)	$(5,768)

(1)
Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. However, within the accompanying Condensed Consolidated Statements of Cash Flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.
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

Adjusted Net Loss and Adjusted EPS (Non-GAAP Financial Measures)

	For the Nine Months Ended March 31, 2024				For the Nine Months Ended April 2, 2023
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(42,704)	$(707)	$(43,411)	$(2.40)	$(30,246)	$(809)	$(31,055)	$(1.72)
Loss on joint venture dissolution (1)	2,750	—	2,750	0.16	—	—	—	—
Severance (2)	2,351	—	2,351	0.13	—	—	—	—
Contract modification costs (3)	—	—	—	—	623	—	623	0.03
Recovery of income taxes (4)	—	—	—	—	—	(3,799)	(3,799)	(0.21)
Adjusted results	$(37,603)	$(707)	$(38,310)	$(2.11)	$(29,623)	$(4,608)	$(34,231)	$(1.90)

Weighted average common shares outstanding				18,121				18,029

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
(4)
In the second quarter of fiscal 2023, UNIFI recorded a recovery of income taxes in connection with filing amended tax returns in Brazil relating to certain income taxes paid in prior fiscal years.

Net Sales

Consolidated net sales for the current nine-month period decreased by $47,712, or 10.1%, while consolidated sales volumes increased 5.7%, compared to the prior nine-month period. Despite modest sales volume improvements in each of the reportable segments, volumes remain depressed, particularly in the Americas and Asia Segments as a result of low global demand in connection with the apparel market.

Consolidated weighted average sales prices decreased 15.8% which drove the decrease in net sales. The decrease in sales price was primarily attributable to (a) lower selling prices in response to lower raw material input costs and (b) a greater mix of Chip and Flake product sales, both particularly in the Americas Segment, together with (c) competitive pricing pressures in Brazil.

REPREVE® Fiber products for the current nine-month period comprised 32%, or $134,940, of consolidated net sales, compared to 30%, or $141,664, for the prior nine-month period.

Gross Profit

Gross profit for the current nine-month period decreased by $2,391, or 29.1%, compared to the prior nine-month period. Gross profit declined primarily due to (i) higher manufacturing costs and (ii) lower conversion margins. These were partially offset by (a) increased sales volumes, (b) variable cost saving initiatives, (c) improved productivity, and (d) more stable raw material costs. However, gross profit continues to be unfavorably impacted by weak fixed cost absorption in the Americas Segment, where utilization and productivity remain below historical averages due to depressed demand.

•
For the Americas Segment, gross profit declined primarily due to (i) higher manufacturing costs and (ii) lower conversion margins. These were partially offset by (a) higher sales volumes, (b) variable cost management efforts, and (c) a more stable raw material cost environment.
•
For the Brazil Segment, gross profit decreased primarily due to decreasing market prices in Brazil due to low-cost import competition, partially offset by higher sales volume from market share gains and favorable foreign currency translation effects.
•
For the Asia Segment, gross profit increased primarily due to (i) a strong sales mix and (ii) higher sales volumes compared to the prior nine-month period despite continued weak global demand.

SG&A

SG&A did not change meaningfully from the prior nine-month period to the current nine-month period, nor did the change include any significant offsetting impacts.

Provision (Benefit) for Bad Debts

The current nine-month period's provision reflects an increase for a specifically identified customer balance originating in the U.S. fiber market.

Restructuring Costs

Restructuring costs consisted of (i) a loss of $2,750 for the dissolution of UNF, our former joint venture partner in Israel, and (ii) severance charges of $2,351 in connection with overall cost reduction efforts in the U.S.

Other Operating Expense (Income), Net

The current nine-month period and the prior nine-month period include foreign currency transaction losses (gains) of $395 and ($629), respectively, with no other meaningful activity. The prior nine-month period also includes $623 paid to a vendor to facilitate an 18-month delay for contracted equipment purchases.

Interest Expense, Net

Interest expense, net increased in connection with higher average borrowings on the revolving credit facility combined with higher average interest rates.

Equity in Loss (Earnings) of Unconsolidated Affiliates

There was no material activity for the current nine-month period or the prior nine-month period.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Nine Months Ended
	March 31, 2024	April 2, 2023
Provision for income taxes	$707	$809
Effective tax rate	(1.7)%	(2.7)%

The effective tax rate is subject to variation due to a number of factors, including variability in pre-tax book income; the mix of income by jurisdiction; changes in deferred tax valuation allowances; and changes in statutes, regulations, and case law. Additionally, the impacts of discrete and other rate impacting items are more pronounced when loss before income taxes is lower.

The increase in the effective tax rate from the prior nine-month period to the current nine-month period was primarily attributable to lower book income for foreign subsidiaries, in combination with lower deferred tax expense on unremitted foreign earnings in the current nine-month period.

Net Loss

The increase in net loss was primarily attributable to lower gross profit, restructuring costs, higher bad debt expense, lower earnings from unconsolidated affiliates, and higher interest expense, net.

Adjusted EBITDA and Adjusted EPS (Non-GAAP Financial Measures)

Adjusted EBITDA and Adjusted EPS decreased primarily due to lower gross profit, higher bad debt expense, lower earnings from unconsolidated affiliates, and other operating expenses (income), net.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current nine-month period.

Americas Segment

The components of Segment (Loss) Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior nine-month period amounts for the Americas Segment, were as follows:

	For the Nine Months Ended
	March 31, 2024		April 2, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$253,252	100.0	$294,832	100.0	(14.1)
Cost of sales	270,884	107.0	309,627	105.0	(12.5)
Gross loss	(17,632)	(7.0)	(14,795)	(5.0)	19.2
Depreciation expense	16,478	6.5	16,596	5.6	(0.7)
Segment (Loss) Profit	$(1,154)	(0.5)	$1,801	0.6	(164.1)

Segment net sales as a percentage of consolidated amounts	59.6%		62.4%
Segment (Loss) Profit as a percentage of consolidated amounts	(4.7)%		6.9%

The change in net sales for the Americas Segment was as follows:

Net sales for the prior nine-month period	$294,832
Change in average selling price and sales mix	(50,942)
Increase in sales volumes	9,362
Net sales for the current nine-month period	$253,252

The decrease in net sales for the Americas Segment from the prior nine-month period to the current nine-month period was primarily attributable to the net change in average selling price and sales mix that includes lower raw material input costs, partially offset by an increase in sales volumes. Both periods were unfavorably impacted by the continued weak global textile demand environment.

The change in Segment (Loss) Profit for the Americas Segment was as follows:

Segment Profit for the prior nine-month period	$1,801
Change in underlying unit margins and sales mix	(3,012)
Increase in sales volumes	57
Segment Loss for the current nine-month period	$(1,154)

The decrease in Segment Profit for the Americas Segment from the prior nine-month period to the current nine-month period was primarily attributable to (i) higher manufacturing costs and (ii) lower conversion margins. Segment Loss for the Americas Segment continues to be negatively impacted by a lower proportion of fiber sales volumes. As fiber products carry a higher selling price and allocation of production costs versus Chip and Flake, lower fiber production drives weaker fixed cost absorption and adversely impacts gross profit and gross margin. These negative impacts were partially offset by variable cost management efforts and more stable raw material costs in the current nine-month period.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior nine-month period amounts for the Brazil Segment, were as follows:

	For the Nine Months Ended
	March 31, 2024		April 2, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$85,543	100.0	$91,946	100.0	(7.0)
Cost of sales	76,400	89.3	81,447	88.6	(6.2)
Gross profit	9,143	10.7	10,499	11.4	(12.9)
Depreciation expense	2,447	2.8	1,410	1.6	73.5
Segment Profit	$11,590	13.5	$11,909	13.0	(2.7)

Segment net sales as a percentage of consolidated amounts	20.1%		19.5%
Segment Profit as a percentage of consolidated amounts	46.8%		45.4%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior nine-month period	$91,946
Decrease in average selling price and change in sales mix	(20,660)
Increase in sales volumes	8,527
Favorable foreign currency translation effects	5,730
Net sales for the current nine-month period	$85,543

The decrease in net sales for the Brazil Segment from the prior nine-month period to the current nine-month period was primarily attributable to lower average selling prices due to pressure from low-priced import competition, partially offset by (i) an improvement in sales volumes from market share gains and (ii) favorable foreign currency translation effects from the strengthening of the BRL versus the USD.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior nine-month period	$11,909
Decrease in underlying unit margins	(2,170)
Increase in sales volumes	1,105
Favorable foreign currency translation effects	746
Segment Profit for the current nine-month period	$11,590

The decrease in Segment Profit for the Brazil Segment from the prior nine-month period to the current nine-month period was primarily attributable to lower conversion margins mainly due to pressure on selling prices from low-priced imports, mostly offset by (i) increases in sales volumes discussed above and (ii) favorable foreign currency translation effects. We continue to prioritize innovation and differentiation to improve our portfolio and competitive position in Brazil.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior nine-month period amounts for the Asia Segment, were as follows:

	For the Nine Months Ended
	March 31, 2024		April 2, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$85,962	100.0	$85,691	100.0	0.3
Cost of sales	71,648	83.3	73,179	85.4	(2.1)
Gross profit	14,314	16.7	12,512	14.6	14.4
Depreciation expense	—	—	—	—	—
Segment Profit	$14,314	16.7	$12,512	14.6	14.4

Segment net sales as a percentage of consolidated amounts	20.2%		18.1%
Segment Profit as a percentage of consolidated amounts	57.8%		47.7%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior nine-month period	$85,691
Increase in sales volumes	5,593
Unfavorable foreign currency translation effects	(3,167)
Change in average selling price and sales mix	(2,155)
Net sales for the current nine-month period	$85,962

The change in net sales for the Asia Segment from the prior nine-month period to the current nine-month period was primarily attributable to an improvement in sales volumes compared to the prior nine-month period despite continued weak global demand and inventory destocking by brands and retailers, particularly for apparel, mostly offset by (i) unfavorable foreign currency translation effects due to the weakening of the RMB versus the USD and (ii) changes in average selling prices and sales mix.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior nine-month period	$12,512
Change in underlying unit margins and sales mix	1,490
Increase in sales volumes	814
Unfavorable foreign currency translation effects	(502)
Segment Profit for the current nine-month period	$14,314

The increase in Segment Profit for the Asia Segment from the prior nine-month period to the current nine-month period was attributable to (i) an improved gross margin rate associated with a strong sales mix of REPREVE products and (ii) the increase in sales volumes discussed above, partially offset by unfavorable foreign currency translation effects.

Liquidity and Capital Resources

Note 5, “Long-Term Debt” to the condensed consolidated financial statements includes the detail of UNIFI’s debt obligations and terms and conditions thereof. Further discussion and analysis of liquidity and capital resources follow.

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service, and share repurchases. UNIFI’s primary sources of capital are cash generated from operations, borrowings available under the 2022 Credit Agreement, and asset financing arrangements. For the current nine-month period, cash provided by operations was $1,160 and, at March 31, 2024, availability under the ABL Revolver was $47,369.

As of March 31, 2024, all of UNIFI’s $128,670 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital, and total debt obligations as of March 31, 2024 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$21	$27,641	$27,662
Borrowings available under financing arrangements	47,369	—	47,369
Liquidity	$47,390	$27,641	$75,031

Working capital	$66,031	$108,426	$174,457
Total debt obligations	$128,670	$—	$128,670

UNIFI’s primary cash requirements, in addition to normal course operating activities (e.g., working capital and payroll), primarily include (i) capital expenditures that generally have commitments of up to 12 months, (ii) contractual obligations that support normal course ongoing operations and production, (iii) operating leases and finance leases, (iv) debt service, and (v) share repurchases.

Liquidity Considerations

Following the establishment of the 2022 Credit Agreement, UNIFI believes its global cash and liquidity positions are sufficient to sustain its operations and to meet its growth needs for the foreseeable future. Additionally, UNIFI considers opportunities to repatriate existing cash to reduce debt and preserve or enhance liquidity. However, further degradation in the macroeconomic environment could introduce additional liquidity risk and require UNIFI to limit cash outflows for discretionary activities while further utilizing available and additional forms of credit.

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

The following outlines the attributes relating to our credit facility as of March 31, 2024:

•
UNIFI was in compliance with all applicable financial covenants in the 2022 Credit Agreement;
•
excess availability before the Trigger Level (as defined in the 2022 Credit Agreement) under the ABL Revolver was $25,519;
•
the Trigger Level was $21,850; and
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

Liquidity Summary

UNIFI has met its historical liquidity requirements for working capital, capital expenditures, debt service requirements, and other operating needs from its cash flows from operations and available borrowings. UNIFI believes that its existing cash balances, cash provided by operating activities, and credit facility will enable UNIFI to meet its foreseeable liquidity requirements. Domestically, UNIFI believes cash balances, cash provided by operating activities, and borrowings available under the ABL Revolver continue to be sufficient to fund UNIFI’s domestic operating activities as well as cash commitments for its investing and financing activities. For its foreign operations, UNIFI expects its existing cash balances, cash provided by operating activities, and available financing arrangements will provide the needed liquidity to fund the associated operating activities and investing activities, such as future capital expenditures. UNIFI believes its operations in Asia and Brazil are in a position to obtain local country financing arrangements due to the operating results of each subsidiary.

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	March 31, 2024	July 2, 2023
Long-term debt	$116,058	$128,604
Current portion of long-term debt	12,368	12,006
Unamortized debt issuance costs	244	289
Debt principal	128,670	140,899
Less: cash and cash equivalents	27,662	46,960
Net Debt	$101,008	$93,939

The increase in Net Debt primarily reflects capital expenditures during the current nine-month period, partially offset by the generation of operating cash flows during that period.

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measure)

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	March 31, 2024	July 2, 2023
Cash and cash equivalents	$27,662	$46,960
Receivables, net	78,931	83,725
Inventories	134,125	150,810
Income taxes receivable	2,002	238
Other current assets	9,460	12,327
Accounts payable	(42,343)	(44,455)
Other current liabilities	(19,173)	(12,932)
Income taxes payable	(1,883)	(789)
Current operating lease liabilities	(1,956)	(1,813)
Current portion of long-term debt	(12,368)	(12,006)
Working capital	$174,457	$222,065

Less: Cash and cash equivalents	(27,662)	(46,960)
Less: Income taxes receivable	(2,002)	(238)
Less: Income taxes payable	1,883	789
Less: Current operating lease liabilities	1,956	1,813
Less: Current portion of long-term debt	12,368	12,006
Adjusted Working Capital	$161,000	$189,475

Adjusted Working Capital decreased $28,475 from July 2, 2023 to March 31, 2024.

The decrease in receivables, net was primarily due to a decrease in sales and the timing of cash receipts. The decrease in inventories was primarily attributable to lower weighted average costs in the current nine-month period. The change in income taxes receivable reflects the foreign tax payments made in the current nine-month period. The decrease in other current assets was primarily due to the decrease in Brazil's recovery of non-income taxes in the current nine-month period. The decrease in accounts payable followed the decrease in inventories and production activity in the current nine-month period. The increase in other current liabilities primarily reflects the liabilities recorded in the current nine-month period for severance and incentive compensation earned in fiscal 2024. The change in income taxes payable reflects the impact of the interim tax provision. The changes in current operating lease liabilities and current portion of long-term debt were insignificant.

Operating Cash Flows

The significant components of net cash provided by operating activities are summarized below.

	For the Nine Months Ended
	March 31, 2024	April 2, 2023
Net loss	$(43,411)	$(31,055)
Equity in loss (earnings) of unconsolidated affiliates	311	(539)
Distribution received from unconsolidated affiliate	1,000	—
Depreciation and amortization expense	20,780	20,388
Recovery of income taxes	—	(3,799)
Non-cash compensation expense	1,798	2,791
Deferred income taxes	(2,403)	(1,199)
Subtotal	(21,925)	(13,413)

Receivables, net	4,225	18,585
Inventories	15,174	31,080
Accounts payable and other current liabilities	3,577	(31,644)
Other changes	109	3,741
Net cash provided by operating activities	$1,160	$8,349

The decrease in operating cash flows was primarily due to weaker earnings in the current nine-month period compared to the prior nine-month period, partially offset by working capital improvements.

Investing Cash Flows

Investing activities primarily include $8,566 for capital expenditures. UNIFI expects recent and future capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment. In March 2023, UNIFI amended certain existing contracts related to future purchases of texturing machinery by delaying the scheduled receipt and installation of such equipment in the U.S. and El Salvador for 18 months. In December 2023, UNIFI extended this delay by an additional 12 months at no cost to the Company.

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

There have been no material changes in the scheduled maturities of UNIFI’s contractual obligations as disclosed under the heading “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Form 10-K, except for the capital purchase obligations are approximately $6,000, $0 and $19,000 for fiscal 2024, 2025, and 2026, respectively.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities. As of March 31, 2024, UNIFI had borrowings under its ABL Facility that totaled $118,500. UNIFI’s sensitivity analysis indicates that a 50-basis point interest rate increase as of March 31, 2024 would result in an increase in annual interest expense of approximately $700.

Foreign Currency Exchange Rate Risk

A complete discussion of foreign currency exchange rate risk is included in the 2023 Form 10-K and is supplemented by the following disclosures.

As of March 31, 2024, UNIFI had no outstanding foreign currency forward contracts. As of March 31, 2024, foreign currency exchange rate risk positions included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	30.3%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$16,316
Denominated in RMB	1,219
Denominated in BRL	8,532
Denominated in other foreign currencies	195
Total cash and cash equivalents held outside the U.S.	$26,262
Percentage of total cash and cash equivalents held outside the U.S.	94.9%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$1,379

Raw Material and Commodity Cost Risks

A complete discussion of raw material and commodity cost risks is included in the 2023 Form 10-K.

Other Risks

UNIFI is also exposed to geopolitical risk, including changing laws and regulations governing international trade, such as quotas, tariffs, and tax laws. The degree of impact and the frequency of these events cannot be predicted.

Item 4. Controls and Procedures

As of March 31, 2024, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and the principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in UNIFI’s risk factors from those included in “Item 1A. Risk Factors” in the 2023 Form 10-K.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

10.1*

Employment Agreement by and between Unifi, Inc. and Brian D. Moore, effective as of January 22, 2024 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 (File No. 001-10542)).

10.2*

Employment Agreement by and between Unifi, Inc. and Meredith S. Boyd, effective as of January 22, 2024 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 (File No. 001-10542)).

10.3*

Employment Agreement by and between Unifi, Inc. and Andrew J. Eaker, dated as of February 2, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed February 6, 2024 (File No. 001-10542)).

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+ Filed herewith.

++ Furnished herewith.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: May 9, 2024	By:	/s/ ANDREW J. EAKER
Andrew J. Eaker
Executive Vice President & Chief Financial Officer Treasurer
(Principal Financial Officer and Principal Accounting Officer)