Form 10-K
period 2024-06-30
UNIFI INC
filed 2024-08-23
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

As of December 29, 2023, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $103,597,545. The registrant has no non-voting stock.

As of August 20, 2024, the number of shares of the registrant’s common stock outstanding was 18,255,019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2024 Annual Meeting of Shareholders are incorporated by reference in Part III of this report to the extent described herein.

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
•
the impact of tax laws, the judicial or administrative interpretations of tax laws, and/or changes in such laws or interpretations; and
•
other factors discussed in “Item 1A. Risk Factors” in the report or elsewhere herein or in the Company’s other periodic reports and information filed with the Securities and Exchange Commission (the “SEC”).

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

UNIFI, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2024

Fiscal Year

The fiscal year for Unifi, Inc., its domestic subsidiaries, and its subsidiary in El Salvador ends on the Sunday in June or July nearest to June 30 of each year. Unifi, Inc.’s fiscal 2024, 2023, and 2022 ended on June 30, 2024, July 2, 2023, and July 3, 2022, respectively. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal years end on June 30. For fiscal 2023 and 2022, there were no significant transactions or events that occurred between Unifi, Inc.’s fiscal year end and such wholly owned subsidiaries’ fiscal year ends. Unifi, Inc.’s fiscal 2024 and 2023 each consisted of 52 weeks, while its fiscal 2022 consisted of 53 weeks.

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

UNIFI maintains one of the textile industry’s most comprehensive product offerings that includes a range of specialized, value-added and commodity solutions, with principal geographic markets in North America, Central America, South America, Asia, and Europe. UNIFI has direct manufacturing operations in four countries and participates in a joint venture operating in the United States (the “U.S.”).

UNIFI has three reportable segments based on the primary geographies in which UNIFI distributes its products:

•
The Americas Segment primarily manufactures and sells recycled and synthetic products to yarn manufacturers, knitters and weavers that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial, medical, and other end‑use markets principally in North and Central America. The Americas Segment consists of sales and manufacturing operations in the U.S., El Salvador, and Colombia.
•
The Brazil Segment primarily manufactures and sells recycled and synthetic products to knitters and weavers that produce fabric for the apparel, home furnishings, automotive, industrial, and other end-use markets principally in Brazil. The Brazil Segment includes a manufacturing location and sales offices in Brazil.
•
The Asia Segment primarily sources recycled and synthetic products from third party suppliers and sells to yarn manufacturers, knitters, and weavers that produce fabric for the apparel, home furnishings, automotive, industrial, and other end-use markets principally in Asia and Europe. The Asia Segment has no manufacturing assets and includes sales offices in China, Turkey, and Hong Kong.

Other information for UNIFI’s reportable segments is provided in Note 24, “Business Segment Information,” to the accompanying consolidated financial statements.

Strategic Overview and Operating Results

UNIFI is committed to investing strategically and synergistically in:

•
accelerating innovation and high-quality manufacturing processes;
•
expanding the REPREVE® brand;
•
growing market share in our major textile regions; and
•
penetrating new markets and end-uses, particularly beyond apparel.

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

We believe that further commercial expansion will require a continued stream of new technology and innovation that generates products with meaningful consumer benefits. Along with our recycled platform, UNIFI has significant yarn technologies that provide optimal performance characteristics for today’s marketplace, including water repellency, flame retardation, soil release, enhanced color-fastness achieved with less water use, and protection from ultra-violet rays, among other attributes. To achieve further growth, UNIFI remains focused on innovation, bringing to market the next wave of fibers and polymers for tomorrow’s applications. As we invest and grow, sustainability remains at our core. We believe that increasing the awareness for recycled solutions in applications across fibers and polymers and furthering sustainability-based initiatives with like-minded brand partners will be key to our future success. We also believe that our manufacturing processes and our technical knowledge and capabilities will allow us to grow market share and develop new textile programs with new and existing customers. Ultimately, combining leading-edge innovation with our prominent, high-quality brand and agile regional business model will allow for underlying sales and profitability growth.

Fiscal 2024 Financial Performance

In fiscal 2024, while sales volumes increased, lower sales prices in response to lower raw material input costs for the Americas Segment adversely impacted our ability to generate profits and cash flows. We continued to experience a weak global demand environment which resulted in sales levels that were well below historical trends and continued pricing pressures and inflationary impacts that weighed on gross margins. In response to weak operating results, we implemented a Profitability Improvement Plan in fiscal 2024, which consisted primarily of workforce reductions and sales transformation efforts intended to lower operating expenses and increase gross margin opportunities. Despite the difficult operating environment, we have continued to focus on commercializing value-added products and creating differentiation through innovation and sustainability, while also expanding our sales channels beyond traditional apparel end-uses.

In fiscal 2024, the Brazil Segment's operating results improved sequentially throughout the year with normal pricing dynamics and market share gains following the exit of a domestic competitor overcoming early competitive import pricing pressures.

In fiscal 2024, the Asia Segment's results increased primarily due to (i) a strong sales mix and (ii) higher sales volumes compared to fiscal 2023 despite continued weak global demand. The Asia Segment is better able to withstand volatility in product demand due to its asset-light model and the lack of fixed cost absorption that can be unfavorable in times of weaker demand for asset intensive operations like our Americas and Brazil Segments.

Beyond the specific demand challenges within the textile industry, our business was adversely impacted by: (i) the impact of inflation on consumer spending and (ii) rising interest rates for consumers and customers, including the impact on the carrying costs of customer inventories. The existing challenges and future uncertainty, particularly for global demand, labor productivity, and potential further inflation, could worsen and/or continue for prolonged periods, materially impacting our financial performance. The need for future selling price adjustments could impact our ability to retain current customer programs and compete successfully for new programs in certain regions.

We remain committed to restoring and increasing profitability across our global businesses, while enhancing and delivering upon the demand for value-added innovative and sustainable products.

Global Conflicts

While we recognize the disruption to global markets and supply chains caused by the conflicts in Ukraine and the Middle East, we have not been directly impacted. Indirectly, we recognize that additional or prolonged impacts to the petroleum or other global markets could cause further inflationary pressures to our global raw material costs or unforeseen adverse impacts.

REPREVE®

In the early 2000s, by recycling our own production waste into useful polyester fibers, we took the first steps toward building an important supply chain with a focus on sustainability and environmental responsibility. After nearly two decades, our REPREVE brand has become the quintessential recycled fiber of choice for brand, retail, and textile partners around the globe. REPREVE is most commonly offered in the following fiber forms: polyester staple fiber, polyester filament, nylon staple fiber, and nylon filament, comprising our REPREVE Fiber platform. We also sell REPREVE Chip, which is a recycled polyester resin product. Beyond the high quality, versatility, and breadth of application that REPREVE offers, UNIFI combines transparency, traceability, and certification for REPREVE products to support our customers’ own sustainability narratives.

REPREVE is our flagship and fastest growing brand. As part of our efforts to expand consumer brand recognition of REPREVE, UNIFI has developed recycling-focused sponsorships with various brand partners and other entities that span across sporting, music, and outdoor events. The increasing success and awareness of the REPREVE brand continues to provide new opportunities for growth, allowing for expansion into new end-uses and markets for REPREVE, as well as continued growth of the brand with current customers. This has driven traction with global brands and retailers who obtain value and lasting consumer interest from the innovation and sustainability aspects that REPREVE provides. Expanding sales of REPREVE is an important component of our business strategy, and we expect to achieve improved margins and deeper relationships with customers accordingly.

The primary metric for tracking growth of the REPREVE brand is REPREVE Fiber sales. REPREVE Fiber represents UNIFI's collection of fiber products on its recycled platform, with or without added technologies. Of our consolidated net sales in fiscal 2022, 2023, and 2024, REPREVE Fiber sales comprised 36%, 30%, and 32%, or $293,080, $186,161, and $188,517, respectively. The lower REPREVE Fiber sales for fiscal 2023 and 2024 were driven primarily by weak global demand for both years.

Capital Investments

Fiscal 2021 through 2023 capital investments increased in connection with our planned investment of approximately $100,000 into the Americas and Brazil Segments for new eAFK Evo texturing machinery that has significant efficiency, productivity, and flexibility benefits over our legacy equipment. We are encouraged by the performance metrics surrounding the eAFK Evo texturing machines currently operating in our facilities, and we expect these upgrades to generate meaningful investment returns in the future when product demand recovers. Due to the weak demand environment in fiscal 2023 and continued weakness expected in fiscal 2024, UNIFI negotiated two contract modifications with the equipment vendor. At that time, approximately 75% of the project had been completed in the Americas and 100% had been completed in Brazil. The contract modifications allowed UNIFI to delay the remaining equipment purchases and installation activities until September 2025. This action allows for improved short- and mid-term liquidity in light of the current subdued levels of sales and facility utilization and allows for a better matching of future capital expenditures with expected higher levels of future business activity.

In fiscal 2025, we expect to invest between $10,000 and $12,000 in capital projects, including making further improvements in production capabilities and technological enhancements in the Americas and annual maintenance capital expenditures.

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

As of June 30, 2024, UNIFI had repurchased 701 shares of its common stock at an average price of $15.90 per share, none of which occurred in fiscal 2024, leaving $38,859 available for repurchases under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

Developments in Principal Markets

Americas

Our operations in the U.S., El Salvador, and Colombia operate under the Dominican Republic—Central America Free Trade Agreement (“CAFTA-DR”) and the United States-Mexico-Canada Agreement (“USMCA”). Prior to the establishment of the USMCA, we benefited from a similar, historical agreement known as the North American Free Trade Agreement (“NAFTA”).

Throughout fiscal 2022 and 2023, we experienced adverse pressure from rising input costs, competitive headwinds, and weakening manufacturing productivity. In addition, in fiscal 2023 and 2024, the Americas Segment experienced lower volumes as a result of lower global demand in connection with the inventory destocking efforts of major brands and retailers. However, beginning in the second half of fiscal 2024, we experienced a slow, but steady improvement in overall sales, primarily due to our increased commercial efforts and portfolio diversification. Looking ahead, we believe our Americas business remains well-positioned to capture long-term growth opportunities, and we are working to mitigate any potential recessionary impacts.

Brazil

UNIFI’s Brazilian operations play a key role in our strategy. This segment is primarily impacted by (i) price pressures from imported fiber, fabric, and finished goods (similar to our U.S. operations), (ii) the inflation rate in Brazil, and (iii) changes in the value of the Brazilian Real (“BRL”). Economic and political volatility remain challenging conditions in South America, despite our strong performance in recent years. UNIFI continues to (i) aggressively pursue mix enrichment and market share by working with customers to develop programs using our differentiated products, including REPREVE, and (ii) implement process improvements and manufacturing efficiency plans to help lower per-unit costs. The growth of the REPREVE brand in Brazil continues to be a focus of ours as the segment's sales do not include a significant amount of REPREVE. In addition, our installation of eAFK Evo machinery in Brazil has been highly successful in generating manufacturing efficiencies and the associated finished goods have been highly regarded by customers.

Asia

UNIFI’s Asia operations remain an important part of our strategy due to the significant production capacity that exists in Asia, which enhances our ability to service customers with global supply chains. Competition in the Asia region remains high; however, interest and demand for UNIFI’s products in Asia have helped support strong underlying sales volumes in recent years. We are encouraged by programs undertaken with key brands and retailers that benefit from the diversification and innovation of our global portfolio.

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

According to data compiled by PCI WoodMackenzie, a global leader in research and analysis for the polyester and raw material markets, global demand for polyester yarns has grown steadily since 1980. In calendar 2003, polyester replaced cotton as the fiber with the largest percentage of worldwide fiber sales. Polyester accounts for an estimated 56% of global fiber consumption, and global demand is projected to increase by approximately 3.0% to 3.5% annually through calendar 2025. Nylon accounts for an estimated 5% of global fiber consumption. Additionally, due to the higher cost of nylon, the industry may transition certain products from nylon to polyester. The polyester and nylon fiber sectors together account for approximately 62% of North American textile consumption.

According to the National Council of Textile Organizations, the U.S. textile and apparel industry’s total shipments were approximately $64.8 billion for calendar 2023 as the U.S. textile and apparel industry exported nearly $29.7 billion of textile and apparel products. The U.S. textile industry remains a large manufacturing employer.

Trade Regulation and Rules of Origin

The duty rate on imports into the U.S. of finished apparel categories that utilize polyester and nylon yarns generally range from 16% to 32%. For many years, imports of fabric and finished goods into the U.S. have increased significantly from countries that do not participate in free trade agreements or trade preference programs, despite duties charged on those imports. The primary drivers for that growth were lower overseas operating costs, foreign government subsidization of textile industries, increased overseas sourcing by U.S. retailers, the entry of China into the World Trade Organization, and the staged elimination of all textile and apparel quotas. Although global apparel imports represent a significant percentage of the U.S. market, Regional FTAs (as defined below), which follow general “yarn forward” rules of origin, provide duty free advantages for apparel made from regional fibers, yarns, and fabrics, allowing UNIFI opportunities to participate in this growing market.

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

The U.S.'s adoption of the USMCA in calendar 2020 did not significantly impact textile and apparel trade in the region. The USMCA includes strong rules of origin and closed several loopholes in NAFTA that allowed non-originating inputs, such as sewing thread, pocketing, and narrow elastic fabrics.

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

UNIFI believes the requirements of the rules of origin and the associated duty-free cost advantages in the Regional FTAs, together with the Berry Amendment and the growing demand for supplier responsiveness and improved inventory turns, will ensure that a portion of the existing textile industry will remain based in the Americas. As such, UNIFI expects that the region covered by the Americas Segment will continue to maintain its share of apparel production as a percentage of U.S. retail. UNIFI believes the remaining synthetic apparel production within these markets is more specialized and defensible, and, in some cases, apparel producers are bringing programs back to this region as part of a balanced sourcing strategy for certain brands and retailers. Because UNIFI is the largest of only a few significant producers of Compliant Yarns under the Regional FTAs, UNIFI continues to leverage its eligibility status for duty-free processing to increase its share of business with regional and domestic fabric producers who ship their products into this region.

Recent efforts to normalize the pricing dynamics between domestic and imported products have resulted in antidumping and countervailing duties placed on polyester textured yarn imports from certain countries that compete in Americas Segment markets. Accordingly, imports from the following countries have been assessed additional duties:

•
China of 32% or more,
•
India of 7% or more,
•
Indonesia of 7% or more,
•
Malaysia of 8%,
•
Thailand of 14% or more, and
•
Vietnam of 2% or more.

While the ultimate short-term and long-term impacts of these duties are not yet known, UNIFI expects these countervailing and antidumping duty rates to play a significant role in helping to normalize the competitive position of UNIFI’s yarns in the U.S. market against the respective imported yarns. Furthermore, we expect continued governmental support on these efforts as both presidential candidates have concerns regarding the impacts of Chinese imports.

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

UNIFI’s major competitors in the Americas region for polyester yarns are Aquafil O'Mara; United Textiles of America S.de R.L. de C.V.; NanYa Plastics Corp. of America (“NanYa”); and C S Central America S.A. de C.V. In fiscal 2024, a major competitor, AKRA, S.A. de C.V., closed its polyester manufacturing facility in Monterrey, Mexico providing us an opportunity to gain additional market share.

UNIFI’s major competitors in Brazil are traders of imported yarns and fibers. In fiscal 2024, our largest domestic competitor, Petroquimica Suape (Companhia Petroquimica de Pernambuco), halted textured yarn production providing us an opportunity to gain additional market share in the region.

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

Raw Materials, Suppliers and Sourcing

The primary raw material supplier for the Americas Segment of virgin Chip and POY is NanYa. For the Brazil Segment, Reliance Industries, Ltd. is the primary supplier of POY. The primary supplier of nylon raw materials for the Americas Segment are UNF America, LLC (“UNFA”); The LYCRA Company; and Nilit Ltd. ("Nilit"). UNFA is a joint venture owned 50% by UNIFI. Currently, there are multiple domestic and foreign suppliers available to fulfill UNIFI’s sourcing requirements for its recycled products. The majority of plastic bottles we utilize in the U.S. are obtained in open-market transactions from various entities throughout the U.S., while our Asian subsidiaries source recycled materials from various countries and entities throughout Asia.

For its operations in the U.S., UNIFI produces and buys certain of its raw material fibers for Compliant Yarns from a variety of sources in the U.S., UNIFI produces a portion of its Chip requirements in its REPREVE Recycling Center and purchases the remainder of such requirements primarily from external suppliers for use in its domestic spinning facility to produce POY. In addition, UNIFI purchases nylon and polyester products for resale from various suppliers. Although UNIFI does not generally have difficulty obtaining its raw material requirements, UNIFI has, in the past, experienced interruptions or limitations in the supply of certain raw materials.

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

Products, Technologies, and Related Markets

Our virgin and recycled products sold across all geographies range from specialty, value-added, to commodity. We provide products to a variety of end-use markets, principally apparel, industrial, furnishings, and automotive.

We estimate our consolidated net sales for fiscal 2024 were distributed across our primary end markets as follows:

•
Apparel (including hosiery and footwear) represented approximately 59% of our consolidated net sales.
•
Industrial represented approximately 13% of our consolidated net sales, and includes medical, belting, tapes, filtration, ropes, protective fabrics, and awnings.
•
Furnishings (including both contract and home furnishings) represented approximately 12% of our consolidated net sales, and is largely dependent upon the housing market, which, in turn, is influenced by consumer confidence and credit availability.
•
Automotive represented approximately 5% of our consolidated net sales.
•
All other markets represented approximately 11% of our consolidated net sales.

In addition to the above, UNIFI combines its research and development efforts with the demands of customers and markets to develop innovative technologies that enhance yarn characteristics. Application of these technologies allows for various, separate benefits, including: water repellency, flame retardation, soil release, enhanced color-fastness achieved with less water use, and protection from ultra-violet rays, among other attributes.

As we continue to diversify our portfolio beyond apparel and pursue new end markets, we expect to gain margin accretive sales and improve facility utilization. Indicating our expanded product portfolio and enhanced technological capabilities, we recently introduced new products based on the Textile Takeback platform and Thermaloop insulation.

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

UNIFI’s consolidated net sales are not materially dependent on a single direct customer and no single direct customer accounts for 10% or more of UNIFI’s consolidated net sales. In fiscal 2024, OIA Global comprised 13% of the Asia Segment's sales and Milliken & Company comprised 10% of the Americas Segment's sales. UNIFI’s top 10 direct customers accounted for approximately 24% of consolidated net sales for fiscal 2024 and approximately 34% of receivables as of June 30, 2024. However, UNIFI’s consolidated net sales are dependent on demand from a relatively small number of brand partners.

Sales and Marketing

UNIFI employs an internal sales force operating out of sales offices primarily in the U.S., Brazil, China, El Salvador, Colombia, Turkey, and Europe. UNIFI also relies on independent sales agents for sales in several other countries. UNIFI seeks to create strong customer relationships and to build and strengthen those relationships throughout the supply chain. Through having frequent communications with customers, partnering in product development, and engaging key downstream brands and retailers, UNIFI has created significant pull-through sales and brand recognition for its products. For example, UNIFI works with brands and retailers to educate and create demand for its products, including recent engagements involving REPREVE, and other performance technology products at multiple events and venues in the U.S. and globally. UNIFI then works with key fabric mill partners to develop specific fabrics for those brands and retailers utilizing UNIFI products. In many of these regards, UNIFI draws upon and integrates the resources of its research and development personnel. In addition, UNIFI is enhancing co-branding activations with integrated point-of-sale and online marketing with popular brands and retailers to enable consumers to find REPREVE and other performance technology products in multiple retail channels. Based on the establishment of many commercial and branded programs, this strategy has been successful for UNIFI.

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

UNIFI’s subsidiaries in Asia offer the same high-quality and innovative products and technologies through contract manufacturing arrangements with local manufacturers. This asset-light model allows for seamless integration of our products into the global supply chains of our customers. As we expand our Asian operations to meet the needs of our global customers, we will continue to leverage the asset-light model where the existing infrastructure can accommodate our highly technical processes, while continually evaluating the need for additional UNIFI assets in response to ever-changing market dynamics.

Research and Development

UNIFI employs research and development personnel, primarily in the U.S., who work closely with UNIFI’s customers, brand partners, and others to develop a variety of new yarns as well as improvements to the performance properties of existing yarns and fabrics. Among other things, UNIFI evaluates trends and uses the latest technology to create innovative yarns that meet the needs of evolving consumer preferences. Most of UNIFI’s branded yarns, including its flagship REPREVE brand, were derived from its research and development initiatives. UNIFI also includes, as part of its research and development initiatives, the use of continuous improvement methodologies to increase its manufacturing and other operational efficiencies, both to enhance product quality and to derive cost savings.

For fiscal 2024, 2023, and 2022, UNIFI incurred $9,599, $10,871, and $12,103, respectively, in costs for research and development (including employee costs).

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

Human Capital

As of June 30, 2024, UNIFI had approximately 2,900 employees, which includes approximately 200 individuals working under temporary labor contracts. The number of employees in each of the Americas, Brazil, and Asia Segments and the corporate office were approximately 1,900, 800, 100, and 100, respectively, at June 30, 2024. While employees of our Brazil Segment are unionized, none of the labor forces employed by UNIFI’s domestic or other foreign subsidiaries are currently covered by a collective bargaining agreement. UNIFI believes the Company has a good relationship with its employees.

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

Inflation

Prior to fiscal 2022, UNIFI’s input costs had experienced steady and predictable increases. However, in fiscal 2022, UNIFI, along with many other textile manufacturers and a range of other industries, began to experience above-average inflationary pressures on a range of input costs, including, but not limited to, labor, freight, energy, and raw materials. Accordingly, we began implementing responsive selling price adjustments during fiscal 2022 to protect gross margins. In calendar 2023, UNIFI experienced a slight decline in these inflationary pressures, but some of these input costs were still above historical levels. While our selling price adjustments have thus far been successful at mitigating much of the inflationary pressure that has occurred, further significant fluctuations in input costs may not be immediately recoverable via selling price adjustments and our gross margins could suffer. However, we monitor our input costs closely, and we expect to maintain our ability to respond quickly to cost fluctuations to minimize any potential adverse impacts to earnings.

Beyond the current inflationary environment experienced in fiscal 2022, 2023, and 2024, UNIFI expects that costs could continue to rise long term for certain consumables used to produce and ship its products, as well as for its utilities and labor. UNIFI expects to mitigate the impacts of such rising costs through increased operational efficiencies and increased selling prices, but rising inflation could be a factor that negatively impacts UNIFI’s profitability.

In the past, selling price adjustments were primarily associated with changes in the price of polyester and nylon raw materials, but the current economic environment requires that selling price adjustments accommodate significant increases in all categories of input costs, including packaging, supplies, additives, and labor. For the majority of our portfolio, we were able to implement selling price adjustments to protect gross margins in fiscal 2022. However, some selling price adjustments in the U.S. and Central America were not realized rapidly enough in fiscal 2022 to avoid temporary gross margin declines in certain portions of our portfolio. While we navigated the dynamic cost environment during fiscal 2022 through 2024 better than in earlier prior years, fixed cost absorption and manufacturing productivity have adversely impacted our gross margin and remain current headwinds to UNIFI’s profitability, most notably in the Americas Segment.

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

On September 30, 2004, Unifi Kinston, LLC (“UK”), a subsidiary of Unifi, Inc., completed its acquisition of polyester filament manufacturing assets located in Kinston, North Carolina (“Kinston”) from INVISTA. The land for the Kinston site was leased pursuant to a 99-year ground lease (the “Ground Lease”) with E.I. DuPont de Nemours (“DuPont”). Since 1993, DuPont has been investigating and cleaning up the Kinston site under the supervision of the U.S. Environmental Protection Agency and the North Carolina Department of Environmental Quality (the “DEQ”) pursuant to the Resource Conservation and Recovery Act Corrective Action program. The program requires DuPont to identify all potential areas of environmental concern (“AOCs”), assess the extent of containment at the identified AOCs, and remediate the AOCs to comply with applicable regulatory standards. Effective March 20, 2008, UK entered into a lease termination agreement associated with conveyance of certain assets at the Kinston site to DuPont. This agreement terminated the Ground Lease and relieved UK of any future responsibility for environmental remediation, other than participation with DuPont, if so called upon, with regard to UK’s period of operation of the Kinston site, which was from 2004 to 2008. At this time, UNIFI has no basis to determine if or when it will have any responsibility or obligation with respect to the AOCs or the extent of any potential liability for the same. UK continues to own property (the “Kentec site”) acquired in the 2004 transaction with INVISTA that has contamination from DuPont’s prior operations and is monitored by the DEQ. The Kentec site has been remediated by DuPont, and DuPont has received authority from the DEQ to discontinue further remediation, other than natural attenuation. Prior to transfer of responsibility to UK, DuPont and UK had a duty to monitor and report the environmental status of the Kentec site to the DEQ. Effective April 10, 2019, UK assumed sole remediator responsibility of the Kentec site pursuant to its contractual obligations with INVISTA and received $180 of net monitoring and reporting costs due from DuPont. In connection with monitoring, UK expects to sample and report to the DEQ annually. At this time, UNIFI does not expect any active site remediation will be required but expects that any costs associated with active site remediation, if ever required, would likely be immaterial.

Joint Ventures and Unconsolidated Affiliates

UNIFI participates in one joint venture located in the U.S. that supplies raw materials to the Americas Segment. As of June 30, 2024, UNIFI had $1,603 recorded for this unconsolidated affiliate investment. Other information regarding UNIFI’s unconsolidated affiliates is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under the subheading “Investments in Unconsolidated Affiliates” in Note 10, "Other Non-Current Assets," to the accompanying consolidated financial statements.

Available Information

UNIFI’s website is www.unifi.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements and other information we file with, or furnish to, the SEC are available free of charge on our website. We make these documents available as soon as reasonably practicable after we electronically transmit them to the SEC. Except as otherwise stated in these documents, the information on our website or linked to or from our website is not a part of this report and is not incorporated by reference in this report or any of our other filings with the SEC. In addition, many of our corporate governance materials are available on our website, including the charters for the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee, the Corporate Governance Guidelines, the Code of Business Conduct and Ethics, the Ethical Business Conduct Policy Statement, the Code of Ethics for Senior Financial and Executive Officers, the Insider Trading Policy, and the Incentive-Based Compensation Recovery Policy. Copies of such corporate governance materials, as well as any of our SEC reports and all amendments thereto, may also be obtained without charge by writing to Unifi, Inc., 7201 West Friendly Avenue, Greensboro, North Carolina 27410, Attention: Secretary.

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

UNIFI competes not only against domestic and foreign yarn producers, but also against importers of foreign-sourced fabric, apparel, and other textile products into the U.S. and other countries in which UNIFI does business, particularly in Brazil with respect to commodity yarn products. The primary competitive factors in the textile industry include price, quality, product styling, performance attributes and differentiation, brand reputation, flexibility and location of production and finishing, delivery time, and customer service. The needs of certain customers and brand partners and the characteristics of particular products determine the relative importance of these various factors. A large number of UNIFI’s foreign competitors have significant competitive advantages that may include lower labor and raw material costs, production facilities in locations outside UNIFI’s existing supply chain, government subsidies, and favorable foreign currency exchange rates against the USD. If any of these advantages increase, if new and/or larger competitors emerge in the future, or if UNIFI’s brand reputation is detrimentally impacted, UNIFI’s products could become less competitive, and its sales and profits may decrease as a result. In particular, devaluation of the Chinese currency against the USD could result in UNIFI’s products becoming less competitive from a pricing standpoint and/or could result in the Americas region losing market share to Chinese imports, thereby adversely impacting UNIFI’s sales and profits. While foreign competitors have traditionally focused on commodity production, entities are now increasingly focused on value-added products and unbranded recycled products. Competition from unbranded recycled yarns has increased, and could drive market share losses for our flagship REPREVE brand. UNIFI may not be able to continue to compete effectively with foreign-made textile and apparel products, which would materially adversely affect its business, financial condition, results of operations, or cash flows. Similarly, to maximize their own supply chain efficiency, customers and brand partners sometimes request that UNIFI’s products be produced and sourced from specific geographic locations that are in close proximity to the customer’s fabric mills or that have other desirable attributes from the customer’s perspective. These locations are sometimes situated outside the footprint of UNIFI’s existing global supply chain. If UNIFI is unable to move production based on customer requests or other shifts in regional demand, we may lose sales and experience an adverse effect on our business, financial condition, results of operations, or cash flows.

A significant portion of our sales is dependent upon demand from a few large brand partners.

UNIFI’s strategy involves the sale of products and solutions to other yarn manufacturers and knitters and weavers (UNIFI’s direct customers) that produce yarn and/or fabric for brands and retailers in the apparel, hosiery, home furnishings, automotive, industrial, medical, and other end-use markets (UNIFI’s indirect customers). We sometimes refer to these indirect customers as “brand partners.” Although we generally do not derive revenue directly from our brand partners, sales volumes to our direct customers are linked with demand from our brand partners because our direct sales generally form a part of our brand partners’ supply chains. A significant portion of our overall sales is tied to ongoing programs for a limited number of brand partners. Our future operating results depend on both the success of our largest brand partners and on our success in diversifying our products and our indirect customer base. Because we typically do not operate on the basis of long-term contracts, our customers and brand partners can cease incorporating our products into their own with little notice to us and with little or no penalty. The loss of a large brand partner, and the failure to add new customers to replace the corresponding lost sales, would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Petroleum-based chemicals and recycled plastic bottles comprise a significant portion of UNIFI’s raw materials. The prices for these products and related energy costs are volatile and dependent on global supply and demand dynamics, including geo-political risks. While UNIFI enters into raw material supply agreements from time to time, these agreements typically provide index pricing based on quoted market prices. Therefore, supply agreements provide only limited protection against price volatility. UNIFI attempts to pass on to its customers increases in raw material costs, but at times it cannot. When it can, there is typically a time lag that adversely affects UNIFI's margins during one or more quarters. Certain customers are subject to an index-based pricing model in which UNIFI’s prices are adjusted based on the change in the cost of certain raw materials in the prior quarter. Pricing adjustments for other customers must be negotiated independently. In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one to two fiscal quarters of the raw material price increase for its index priced customers and within two fiscal quarters of the raw material price increase for its non-index priced customers. UNIFI has lost in the past (and expects that it may lose in the future) customers to its competitors as a result of price increases. In addition, competitors may be able to obtain raw materials at a lower cost due to market regulations that favor local producers in certain foreign locations where UNIFI operates, and certain other market regulations that favor UNIFI over other producers may be amended or repealed. Additionally, inflation can have a long-term impact by increasing the costs of materials, labor, and/or energy, any of which costs may adversely impact UNIFI’s ability to maintain satisfactory margins. If UNIFI is not able to pass on such cost increases to customers in a timely manner (or if it loses a large number of customers to competitors as a result of price increases), the result could be material and adverse to its business, financial condition, results of operations, or cash flows.

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

UNIFI has foreign operations in Brazil, China, Colombia, El Salvador, and Turkey and participates in a joint venture located in the U.S. In addition, to help service its customers, UNIFI from time to time engages with third-party independent contractors to provide sales and distribution, manufacturing, and other operational and administrative support services in locations around the world. UNIFI serves customers throughout the Americas and Asia, as well as various countries in Europe. UNIFI’s foreign operations are subject to certain political, tax, economic, and other uncertainties not encountered by its domestic operations that can materially impact UNIFI’s supply chains or other aspects of its foreign operations. The risks of international operations include trade barriers, duties, exchange controls, national and regional labor strikes, social and political unrest, general economic risks, compliance with a variety of foreign laws (including tax laws), the difficulty of enforcing agreements and collecting receivables through foreign legal systems, taxes on distributions or deemed distributions to UNIFI or any of its U.S. subsidiaries, maintenance of minimum capital requirements, and import and export controls. UNIFI’s consolidated results of operations and business could be adversely affected as a result of a significant adverse development with respect to any of these risks.

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

UNIFI currently holds the majority of its cash deposits with large foreign banks in our associated operating regions, and management believes that it has the ability to repatriate cash to the U.S. relatively quickly, although management recognizes that various inherent risks do exist in executing the repatriation of cash from foreign subsidiaries. If any of the financial institutions within the 2022 Credit Agreement (as defined below) or the construction financing arrangement ("lending counterparties") are unable to perform on their commitments, our liquidity could be adversely impacted, and we may not be able to adequately fund our operations and pay our debts as they become due. We actively monitor all lending counterparties, and none have indicated that they may be unable to perform on their commitments. In addition, we periodically review our lending counterparties, considering the stability of the institutions and other aspects of the relationships. Based on our monitoring activities, we currently believe our lending counterparties will be able to perform their commitments.

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

Our operations and business could be disrupted by natural disasters, industrial accidents, power or water shortages, extreme weather conditions, epidemics or pandemics, and other man-made disasters or catastrophic events. We carry commercial property damage and business interruption insurance against various risks, with limits we deem adequate, for reimbursement for damage to our fixed assets and resulting disruption of our operations. However, the occurrence of any of these business disruptions could harm our business and result in significant losses, lead to a decline in sales, and increase our costs and expenses. Any disruptions from these events could require substantial expenditures and recovery time to resume operations and could also have a material adverse effect on our operations and financial results to the extent losses are uninsured or exceed insurance recoveries and to the extent that such disruptions adversely impact our relationships with our customers.

Our business and operations could suffer in the event of cybersecurity breaches.

Attempts to gain unauthorized access to our information technology systems have become increasingly more sophisticated over time. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases we might be unaware of an incident or its magnitude and effects. We carry cyber liability insurance against cyber-attacks, with limits we deem adequate for the reimbursement for damage to our computers, equipment, and networks and resulting disruption of our operations. However, any disruption from a cyber-attack could require substantial expenditures and recovery time in order to fully resume operations and could also have a material adverse effect on our operations and financial results to the extent losses are uninsured or exceed insurance recoveries and to the extent that such disruptions adversely impact our relationships with our customers. We have been a target of cybersecurity attacks in the past and, while such attacks have not resulted in a material impact on our operations, business, or customer relationships, such attacks could in the future.

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

UNIFI’s products are used in the production of fabric primarily for the apparel, hosiery, home furnishings, automotive, industrial, medical, and other end-use markets. Demand for furniture and other durable goods is often affected significantly by economic conditions that have global or regional industry-wide consequences. Demand for a number of categories of apparel is impacted by discretionary spending by consumers. Discretionary spending is affected by many factors that are outside of our control, including general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, energy prices, unemployment trends, and other matters that influence consumer confidence and spending. Demand for textile products, therefore, tends to vary with the business cycles of the U.S. and other economies, as well as changes in global trade flows, and economic and political conditions. Additionally, prolonged economic downturns that negatively impact UNIFI’s results of operations and cash flows could result in future material impairment charges to write-down the carrying value of certain assets, including facilities and equipment, amortizable intangible assets, and equity affiliates.

We recognize the disruption to global markets and supply chains caused by the conflicts in Ukraine and the Middle East. While volatility and uncertainty continue, we have no significant customers or supply chain partners in the conflicted regions, and we have not been directly impacted by the conflicts. Indirectly, we recognize that additional or prolonged impacts to the petroleum or other global markets could cause further inflationary pressures to our global raw material costs or unforeseen adverse impacts.

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

In order to compete effectively, we must attract and retain qualified employees, and our failure to do so could harm our business and our results of operations.

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

Widespread public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases, such as the COVID-19 pandemic, have had, and could in the future have, a material adverse effect on UNIFI’s business, financial condition, results of operations, or cash flows. The full extent to which a global health crisis may impact our business and operating results would depend on future developments that are highly uncertain and cannot be accurately predicted, including new medical and other information that may emerge as a result and the actions by governmental entities or others to contain it or treat its impact.

The risks associated with climate change, localized energy management initiatives, other environmental impacts and compliance with new reporting regulations could negatively affect UNIFI’s business and operations.

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

In March 2024, the SEC issued a final rule that requires registrants to provide climate disclosures in their annual reports and registration statements. The disclosure requirements of the new rule, as they stand currently, become effective for UNIFI beginning in fiscal 2027 and continue through fiscal 2032. A legal challenge to the new rule has been filed in the U.S. Court of Appeals and the SEC has announced that it would voluntarily stay its final climate disclosure rule pending judicial review. As such, the final disclosure requirements and reporting timeline are currently unknown, as is the cost of compliance with the new disclosure requirements in their final form.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

As a part of the Company's overall risk management and compliance programs, we have developed an enterprise cybersecurity program designed to detect, identify, classify, and mitigate cybersecurity and other data security threats. Our enterprise cybersecurity program classifies potential threats by risk levels and we typically prioritize our threat mitigation efforts based on those risk classifications, while focusing on maintaining the resiliency of our systems. In recent years, we have increased our investments in our ability to detect, identify, classify and mitigate cybersecurity and other data security threats within our environment. In the event we identify a potential cybersecurity or other data security issue, we have defined procedures for responding to such issues, including procedures that address when and how to engage with Company management, the Board, other stakeholders and law enforcement when responding to such issues.

The Company’s enterprise cybersecurity program focuses on vulnerability management, access management, and user awareness training. Among other things, the Company implements scheduled patching and system updates and proactively scans for vulnerabilities. We regularly engage qualified third-party experts to assess the Company’s information technology infrastructure and identify vulnerabilities and opportunities for continued focus and improvement. The Company utilizes industry-standard technologies, processes, and capabilities designed to protect our systems and data and to detect potential suspicious activity. We provide cybersecurity training and user education on a regular basis for users with access to the Company’s information technology systems. We conduct monthly social engineering tests to promote phishing awareness and security awareness. The Company monitors servers and endpoint devices across the organization to detect signs of a cyberattack. We maintain and practice a response and recovery plan to restore systems and data. We also maintain cyber liability insurance against cyber-attacks as part of our comprehensive insurance portfolio. Because we are aware of the risks related to third-party service providers, we have implemented processes to oversee, identify, and manage risks from cybersecurity threats associated with our most significant third-party service providers.

We have experienced targeted and non-targeted cybersecurity attacks and incidents in the past, and we could in the future experience similar attacks. For the years presented, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that had, or were reasonably likely to have, a material affect on the Company, including our business strategy, results of operations, or financial condition. For additional information regarding the risks from cybersecurity threats we face, see “Operational Risks - Our business and operations could suffer in the event of cybersecurity breaches," in "Item 1A. Risk Factors" in this report.

Governance

Day-to-day management of cybersecurity risk is performed by the Company’s Information Technology Security Team with direct oversight from the Chief Information Officer (the "CIO"). The Company’s incident response plan includes a defined escalation matrix for critical or high severity information security events involving notifications to the CIO, who further escalates critical or high severity events to the Company’s Cyber Incident Steering Committee (the "CISC"), which consists of the CIO, the Chief Financial Officer, the General Counsel, and the Internal Audit Manager. Additional senior management from relevant business units are included as needed based on the nature of identified cybersecurity incidents. The CISC is responsible for providing support, guidance, and oversight of UNIFI’s incident response, including making a determination of materiality to evaluate the need for escalation and disclosure. The materiality evaluation is made using the framework established in the federal securities laws, with a focus on the importance of the information to a reasonable investor.

The Board recognizes the important role of information security and mitigating cybersecurity and other data security threats, as part of our efforts to protect and maintain the confidentiality and security of customer, employee, and vendor information, as well as non-public information about UNIFI. Although the Board as a whole is ultimately responsible for the oversight of our risk management function, the Board uses its committees to assist in its risk oversight function. The Audit Committee of the Board has primary responsibility for oversight of risk assessment and risk management, including risks related to cybersecurity and other technology issues.

The Audit Committee regularly reviews our cybersecurity and other technology risks, controls and procedures. The Audit Committee receives reports from the CIO quarterly regarding our cybersecurity framework, as well as our plans to mitigate cybersecurity risks and to respond to any data breaches. The Company’s Information Technology Security Team and its cybersecurity infrastructure is overseen by the CIO who reports to the Chief Executive Officer. The CIO has served in various roles in information technology for over 29 years.

Furthermore, UNIFI management prepares, and the Audit Committee reviews and discusses, a quarterly assessment of our risks on an enterprise-wide basis. We conduct a rigorous enterprise risk management program that is updated quarterly and is designed to bring to the Audit Committee’s attention our most critical risks for evaluation, including cybersecurity risks.

Item 2. Properties

The following table contains information about the principal properties owned or leased by UNIFI as of June 30, 2024 (not in thousands):

Location	Principal Use	Approx. Total Area (Sq. Ft.)	Owned or Leased
Administrative
Greensboro, North Carolina	Corporate headquarters	121,000	Owned

Americas Segment
Domestic
Yadkinville, North Carolina	Manufacturing facility	812,000	Owned
Yadkinville, North Carolina	Manufacturing facility	413,000	Owned
Yadkinville, North Carolina	Manufacturing facility	261,000	Owned
Yadkinville, North Carolina	Manufacturing facility	212,000	Owned
Yadkinville, North Carolina	Manufacturing facility	147,000	Owned
Yadkinville, North Carolina	Warehouse	400,000	Owned
Yadkinville, North Carolina	Warehouse	217,000	Owned
Yadkinville, North Carolina	Warehouse	120,000	Owned
Yadkinville, North Carolina	Warehouse	82,000	Leased
Yadkinville, North Carolina	Warehouse	61,000	Leased

Reidsville, North Carolina	Manufacturing facility	384,000	Owned
Reidsville, North Carolina	Manufacturing facility	160,000	Owned
Reidsville, North Carolina	Warehouse	91,000	Leased

Madison, North Carolina	Manufacturing facility	947,000	Owned
Madison, North Carolina	Warehouse	31,000	Owned
Madison, North Carolina	Warehouse	102,000	Leased

Foreign
Ciudad Arce, El Salvador	Manufacturing facility	132,000	Leased
Ciudad Arce, El Salvador	Warehouse	59,000	Leased

Bogota, Colombia	Manufacturing facility	31,000	Owned
Bogota, Colombia	Sales office	1,000	Leased

Brazil Segment
Foreign
Alfenas, Brazil	Manufacturing facility	360,000	Owned
Alfenas, Brazil	Warehouse	354,000	Owned
Sao Paulo, Brazil	Corporate office	13,000	Leased

Asia Segment
Foreign
Suzhou, China	Sales office	17,000	Leased
Suzhou, China	Warehouse	75,000	Leased
Suzhou, China	Warehouse	59,000	Leased

Management believes all of UNIFI’s operating properties are well maintained and in good condition. In fiscal 2024, UNIFI’s manufacturing facilities in the Americas Segment operated below capacity for most of the year, primarily due to a decline in demand throughout the apparel supply chains. Management does not perceive any capacity constraints in the foreseeable future.

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

Edmund M. Ingle – Age: 59 – Mr. Ingle has served as Chief Executive Officer of UNIFI and a member of the Board since June 2020. From May 2019 to June 2020, he served as Chief Executive Officer of the Recycling group of Indorama Ventures, a world-class chemicals company and a global integrated leader in PET and fibers serving major customers in diversified end-use markets. From May 2018 to May 2019, he was Chairperson and Chief Executive Officer of Indorama’s Wellman International division. Prior to that, Mr. Ingle was with UNIFI for approximately 30 years, during which time he held various key leadership positions, including Vice President of Global Corporate Sustainability, Vice President of Supply Chain, General Manager of the Company’s Flake and Chip business, Vice President and General Manager of REPREVE® Polymers, General Manager of the Company’s Nylon business, and Director of Global Procurement.

Albert P. Carey – Age: 72 – Mr. Carey has served as Executive Chairman of the Board since April 2019. Mr. Carey previously served as Non-Executive Chairman of the Board from January 2019 to March 2019. In March 2019, Mr. Carey retired from PepsiCo, Inc., a consumer products company, after a 38-year career with the company in which he held a number of senior leadership roles, including Chief Executive Officer of PepsiCo North America from March 2016 to January 2019, Chief Executive Officer of PepsiCo North America Beverages from July 2015 to March 2016, Chief Executive Officer of PepsiCo Americas Beverages from September 2011 to July 2015, and President and Chief Executive Officer of Frito-Lay North America from June 2006 to September 2011.

Andrew J. (A.J.) Eaker – Age: 39 – Mr. Eaker has served as Executive Vice President and Chief Financial Officer of UNIFI since January 2024, as Treasurer of UNIFI since December 2022, and as Vice President of UNIFI's primary domestic operating subsidiary since June 2017. Mr. Eaker previously served as Interim Chief Financial Officer of UNIFI from August 2023 to January 2024. Mr. Eaker has held various other positions with increasing leadership and functional responsibilities since joining UNIFI in March 2014, including Vice President of Finance, Corporate Finance Manager, and Assistant Controller. Mr. Eaker is a Certified Public Accountant in North Carolina and began his career in the audit practice of KPMG LLP from 2009 to 2014.

Hongjun Ning – Age: 57 – Mr. Ning has served as an Executive Vice President of UNIFI since July 2020, President of Unifi Textiles (Suzhou) Co. Ltd. (“UTSC”) (UNIFI’s subsidiary in China) since March 2020, and President of Unifi Asia Pacific since June 2017. Previously, he served as Vice President of UTSC from September 2013 to June 2017, Director of Sales & Marketing of UTSC from August 2008 to September 2013, and General Manager, Sales & Marketing of a former UNIFI joint venture in China from January 2006 to August 2008.

Brian D. Moore – Age: 54 – Mr. Moore has served as an Executive Vice President of UNIFI and as President of Unifi Manufacturing, Inc., the Company's primary operating subsidiary in the U.S., since January 2024. Mr. Moore previously served as Senior Vice President of Direct Sales & Operations of UNIFI from March 2023 to January 2024 and as Vice President of Global Brand Sales from September 2020 to March 2023. Mr. Moore first joined UNIFI in 1993 and has held a number of other key roles with the Company, including leading UNIFI’s Asian market. From 2005 to 2018, Mr. Moore served as Managing Director, Asia Pacific, and as Vice President of Global Sales, Marketing, and Asian Operations for Scovill Fasteners Ltd. From 2018 to 2020, he served as Chief Executive Officer for Prym Fashion, a global manufacturer of fastening systems and accessories.

Meredith S. Boyd – Age: 38 – Ms. Boyd has served as Executive Vice President and Chief Product Officer of UNIFI since January 2024. Ms. Boyd previously served as Senior Vice President of Sustainability, Technology & Innovation of UNIFI from September 2020 to January 2024 and Senior Vice President of Global Innovation from April 2019 to September 2020. Ms. Boyd joined UNIFI in 2007 and has held several other key positions, including Vice President of Brand Sales and head of the Global Business Development group. Ms. Boyd also serves on the Board of Directors for the Synthetic Yarn and Fabric Association (SYFA) and the Textile Technology Center (TTC) Advisory Council.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

UNIFI’s common stock is listed for trading on the New York Stock Exchange (the “NYSE”) under the symbol “UFI.”

As of August 21, 2024, there were 115 record holders of UNIFI’s common stock. A significant number of the outstanding shares of common stock that are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. UNIFI estimates that there are approximately 4,400 beneficial owners of its common stock.

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

As of June 30, 2024, UNIFI had repurchased 701 shares of its common stock at an average price of $15.90 per share, none of which occurred in fiscal 2024, leaving $38,859 available for repurchase under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

In fiscal 2024, UNIFI withheld 12 shares in satisfaction of tax withholding obligations under net share settle transactions of stock-based compensation awards.

In fiscal 2023, UNIFI withheld 7 shares in satisfaction of tax withholding obligations under net share settle transactions of stock-based compensation awards.

In fiscal 2022, UNIFI repurchased 617 shares of its common stock at an average price of $14.84 per share.

PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

The below graphic comparison assumes the investment of $100 in each of UNIFI common stock, the S&P SmallCap 600 Index (a benchmark index containing inclusion characteristics closely associated with UNIFI), and the NYSE Composite Index (a broad equity market index), all at June 28, 2019. The resulting cumulative total return assumes that dividends, if any, were reinvested. Past performance is not indicative of future performance.

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/28/19
6/26/20
6/25/21
7/1/22
6/30/23
6/28/24
UFI
S&P SmallCap 600
NYSE Composite

	June 28, 2019	June 26, 2020	June 25, 2021	July 1, 2022	June 30, 2023	June 28, 2024
Unifi, Inc.	$100.00	$64.23	$136.21	$77.16	$44.41	$32.42
S&P SmallCap 600	100.00	82.70	145.09	119.55	127.96	136.48
NYSE Composite	100.00	91.20	133.80	120.28	133.78	155.51

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

We believe that further commercial expansion will require a continued stream of new technology and innovation that generates products with meaningful consumer benefits. Along with our recycled platform, UNIFI has significant yarn technologies that provide optimal performance characteristics for today’s marketplace, including water repellency, flame retardation, soil release, enhanced color-fastness achieved with less water use, and protection from ultra-violet rays, among other attributes. To achieve further growth, UNIFI remains focused on innovation, bringing to market the next wave of fibers and polymers for tomorrow’s applications. As we invest and grow, sustainability remains at our core. We believe that increasing the awareness for recycled solutions in applications across fibers and polymers and furthering sustainability-based initiatives with like-minded brand partners will be key to our future success. We also believe that our manufacturing processes and our technical knowledge and capabilities will allow us to grow market share and develop new textile programs with new and existing customers. Ultimately, we believe that combining leading-edge innovation with our prominent, high-quality brand and agile regional business model will allow for underlying sales and profitability growth.

Significant Developments and Trends

Key drivers of our recent financial results include:

•
During fiscal 2019, our operations in the U.S. were unfavorably impacted by (i) rising raw material costs and (ii) a surge of imported polyester textured yarn that depressed our pricing, market share, and fixed cost absorption.
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
•
Throughout fiscal 2022, we experienced adverse pressure from rising input costs and a weakening of labor productivity, primarily in our domestic operations.
•
Throughout fiscal 2023, we experienced a downturn in global textile demand as brands and retailers began to destock their inventory levels.
•
Throughout fiscal 2024, global textile demand remained weak, particularly in the Americas and Asia Segments with reduced overall order levels. However, during the fourth quarter of fiscal 2024, we believe that the brands' and retailers' destocking efforts ended as our sales volumes began to modestly improve sequentially. Looking ahead, we believe our operations remain well-positioned to capture long-term growth opportunities and we are working to mitigate any potential recessionary impacts.

Once global economic pressures subside, we believe incremental revenue for the Americas Segment will be generated from our anti-dumping petitions and efforts around fair trade of textile yarn, and continued demand for innovative and sustainable products. The Asia Segment continues to capture demand for recycled products and serves as a significant component of future growth. The Brazil Segment has returned to more normalized levels of performance and is expected to maintain healthy volumes and margins. As the Asia market improves, the volume of low-cost Asian imports into Brazil is expected to decrease.

The following developments and trends occurred or were occurring in fiscal 2024:

•
Demand levels for the majority of our business lines in the Americas and Asia Segments were below historical trends, as a result of lower global demand amid consumer and macroeconomic uncertainty.
•
Our REPREVE family of products continued to gain momentum with brands, retailers, and mill partners who value sustainability and UNIFI’s ability to produce leading-edge products with in-demand technologies.
•
The Americas Segment experienced continued weak demand and weak fixed cost absorption in connection with lower production, despite stable raw material costs during fiscal 2024.
•
The Brazil Segment was able to capture market share, but incurred selling price pressures from low-cost imports in the first half of the fiscal year.
•
The Asia Segment's sales growth slowed in fiscal 2024, due to a slowdown in global demand; however, there remains healthy demand for REPREVE, generating continued portfolio expansion.

Fluctuations in Raw Material Costs and Foreign Currency Exchange Rates

Raw material costs represent a significant portion of UNIFI’s product costs. The prices for the principal raw materials used by UNIFI continually fluctuate, and it is difficult or impossible to predict trends or upcoming developments.

For the majority of our portfolio, we were able to implement selling price adjustments throughout fiscal 2022 in response to rising inputs costs. Despite the responsive selling price increases, we still experienced meaningful gross profit pressure during fiscal 2022 and 2023, primarily from the U.S. labor shortage and speed at which input costs increased. In fiscal 2024, we experienced stable raw material prices for most of the fiscal year, although lower REPREVE sales to apparel markets impacted our profitability.

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

UNIFI is also impacted by significant fluctuations in the value of the BRL and the Chinese Renminbi (the “RMB”), the local currencies for our operations in Brazil and China, respectively. Appreciation of the BRL and the RMB improves our net sales and gross profit metrics when the results of our subsidiaries are translated into USDs at comparatively favorable rates. However, such strengthening may cause adverse impacts to the value of USDs held in these foreign jurisdictions. UNIFI expects continued volatility in the value of the BRL and the RMB to impact our key performance metrics and actual financial results, although the magnitude of the impact is dependent upon the significance of the volatility, and it is not possible to predict the timing or amount of the impact.

The BRL to USD weighted average exchange rate was 5.01, 5.17, and 5.21 for fiscal 2024, 2023, and 2022, respectively. The RMB to USD weighted average exchange rate was 7.22, 6.94, and 6.45 for fiscal 2024, 2023, and 2022, respectively.

Global Conflicts

While we recognize the disruption to global markets and supply chains caused by the conflicts in Ukraine and the Middle East, we have not been directly impacted. Indirectly, we recognize that additional or prolonged impacts to the petroleum or other global markets could cause further inflationary pressures to our global raw material costs or unforeseen adverse impacts.

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

See “Non-GAAP Reconciliations” below for reconciliations of each non-GAAP metrics to the most directly comparable GAAP metric.

Review of Results of Operations for Fiscal 2024, 2023, and 2022

UNIFI’s fiscal 2024 and 2023 each consisted of 52 weeks, while its fiscal 2022 consisted of 53 weeks. The additional week in fiscal 2022 included approximately $8,700 of net sales, an insignificant impact to gross profit, and approximately $400 of selling, general, and administrative ("SG&A") expenses.

Consolidated Overview

The below tables provide:

•
the components of net (loss) income and the percentage increase or decrease over the prior fiscal year amounts,
•
a reconciliation from net (loss) income to EBITDA and Adjusted EBITDA, and
•
a reconciliation from net (loss) income to Adjusted Net (Loss) Income and Adjusted EPS.

Following the tables is a discussion and analysis of the significant components of net (loss) income.

Net (Loss) Income

	Fiscal 2024	% Change	Fiscal 2023	% Change	Fiscal 2022
Net sales	$582,209	(6.6)	$623,527	(23.6)	$815,758
Cost of sales	565,593	(7.2)	609,286	(17.1)	735,273
Gross profit	16,616	16.7	14,241	(82.3)	80,485
SG&A	46,632	(1.5)	47,345	(9.8)	52,489
Provision (benefit) for bad debts	1,571	nm	(89)	(80.0)	(445)
Restructuring costs	5,101	nm	—	nm	—
Other operating expense (income), net	733	(90.7)	7,856	nm	(158)
Operating (loss) income	(37,421)	(8.4)	(40,871)	nm	28,599
Interest expense, net	7,726	41.3	5,468	nm	1,561
Loss (earnings) from unconsolidated affiliates	390	(143.5)	(896)	48.1	(605)
Recovery of non-income taxes, net	—	nm	—	nm	815
(Loss) income before income taxes	(45,537)	0.2	(45,443)	nm	26,828
Provision for income taxes	1,858	106.2	901	(92.3)	11,657
Net (loss) income	$(47,395)	2.3	$(46,344)	nm	$15,171

nm – not meaningful

Non-GAAP Reconciliations

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net (Loss) Income to EBITDA and Adjusted EBITDA are as follows.

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Net (loss) income	$(47,395)	$(46,344)	$15,171
Interest expense, net	7,726	5,468	1,561
Provision for income taxes	1,858	901	11,657
Depreciation and amortization expense (1)	27,513	27,020	25,986
EBITDA	(10,298)	(12,955)	54,375

Loss on joint venture dissolution (2)	2,750	—	—
Severance (3)	2,351	—	—
Asset abandonment (4)	—	8,247	—
Contract modification costs (5)	—	623	—
Recovery of non-income taxes, net (6)	—	—	815
Adjusted EBITDA	$(5,197)	$(4,085)	$55,190

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
(2)
In the second quarter of fiscal 2024, UNIFI recorded a loss of $2,750 related to the dissolution of a nylon joint venture.
(3)
In the second quarter of fiscal 2024, UNIFI incurred severance costs in connection with the Profitability Improvement Plan in the U.S.
(4)
In fiscal 2023, UNIFI abandoned certain specialized machinery in the Americas and recorded an impairment charge. The impairment charge was recorded to reflect the lack of future positive cash flows associated with the machinery, following multiple years of investment recovery since its fiscal 2017 installation.
(5)
In fiscal 2023, UNIFI amended certain existing contracts related to future purchases of texturing machinery by delaying the scheduled receipt and installation of such equipment for approximately 18 months. UNIFI paid the associated vendor $623 to establish the 18-month delay.
(6)
In fiscal 2022, UNIFI reduced an estimated benefit based on additional clarity and the review of the recovery process in Brazil.

Adjusted Net (Loss) Income and Adjusted EPS (Non-GAAP Financial Measures)

The tables below set forth reconciliations of (i) (Loss) Income Before Income Taxes (“Pre-tax (Loss) Income”), Provision for Income Taxes (“Tax Impact”) and Net (Loss) Income to Adjusted Net (Loss) Income and (ii) Diluted EPS to Adjusted EPS.

	Fiscal 2024
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(45,537)	$(1,858)	$(47,395)	$(2.61)
Loss on joint venture dissolution (1)	2,750	—	2,750	0.15
Severance (2)	2,351	—	2,351	0.13
Adjusted results	$(40,436)	$(1,858)	$(42,294)	$(2.33)

Weighted average common shares outstanding				18,154

	Fiscal 2023
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(45,443)	$(901)	$(46,344)	$(2.57)
Asset abandonment (3)	8,247	—	8,247	0.46
Contract modification costs (4)	623	—	623	0.03
Recovery of income taxes (5)	—	(3,799)	(3,799)	(0.21)
Adjusted results	$(36,573)	$(4,700)	$(41,273)	$(2.29)

Weighted average common shares outstanding				18,037

	Fiscal 2022
	Pre-tax Income	Tax Impact	Net Income	Diluted EPS
GAAP results	$26,828	$(11,657)	$15,171	$0.80
Recovery of non-income taxes, net (6)	815	(257)	558	0.03
Recovery of income taxes, net (7)	—	(1,446)	(1,446)	(0.07)
Adjusted results	$27,643	$(13,360)	$14,283	$0.76

Weighted average common shares outstanding				18,868
(1)
In the second quarter of fiscal 2024, UNIFI recorded a loss of $2,750 related to the dissolution of a nylon joint venture.
(2)
In the second quarter of fiscal 2024, UNIFI incurred severance costs in connection with the Profitability Improvement Plan in the U.S.
(3)
In fiscal 2023, UNIFI abandoned certain specialized machinery in the Americas and recorded an impairment charge. The associated tax impact was estimated to be $0 due to a valuation allowance against net operating losses in the U.S.
(4)
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
(5)
In fiscal 2023, UNIFI recorded a recovery of income taxes in connection with filing amended tax returns in Brazil relating to certain income taxes paid in prior fiscal years following favorable legal rulings in fiscal 2023.
(6)
In fiscal 2022, UNIFI reduced an estimated benefit based on additional clarity and the review of the recovery process in Brazil.
(7)
In fiscal 2022, UNIFI recorded a recovery of income taxes in Brazil regarding certain income taxes paid in prior fiscal years.

Net Sales

Fiscal 2024 vs. Fiscal 2023

Consolidated net sales for fiscal 2024 decreased by $41,318, or 6.6%, and consolidated sales volumes increased 8.2%, compared to fiscal 2023. Despite sales volume improvements in each of the reportable segments, volumes remain depressed, particularly in the Americas and Asia Segments as a result of continued weak global demand.

Consolidated weighted average sales prices decreased 14.8% which drove the decrease in net sales. The decrease in sales prices was primarily attributable to (i) lower selling prices in response to lower raw material input costs and (ii) a greater mix of Chip and Flake sales, both particularly in the Americas Segment, together with (iii) competitive pricing pressures in Brazil.

REPREVE Fiber products for fiscal 2024 comprised 32%, or $188,517, of consolidated net sales, up from 30%, or $186,161, for fiscal 2023.

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

Consolidated weighted average sales prices increased 1.7%, primarily attributable to higher selling prices in response to higher input costs, partially offset by (i) competitive pricing pressures in Brazil and (ii) a greater mix of Chip and Flake product sales in the Americas Segment.

REPREVE Fiber products for fiscal 2023 comprised 30%, or $186,161, of consolidated net sales, down from 36%, or $293,080, for fiscal 2022. The lower volumes and net sales in the Asia Segment, which has the highest portion of REPREVE® Fiber sales as a percentage of segment net sales, was the main driver for the lower REPREVE® Fiber sales.

Gross Profit

Fiscal 2024 vs. Fiscal 2023

Gross profit for fiscal 2024 increased by $2,375, or 16.7%, compared to fiscal 2023. Gross profit increased primarily due to (i) increased sales volumes, (ii) variable cost saving initiatives, (iii) improved productivity, and (iv) more stable raw material costs. These were partially offset by (a) higher manufacturing costs and (b) lower conversion margins. However, gross profit continues to be unfavorably impacted by weak fixed cost absorption in the Americas Segment, where utilization and productivity remain below historical averages due to depressed demand.

•
For the Americas Segment, gross profit declined primarily due to (i) higher manufacturing costs and (ii) lower conversion margins. These were partially offset by (i) higher sales volumes, (ii) variable cost management efforts, and (ii) a more stable raw material cost environment.
•
For the Brazil Segment, gross profit increased primarily due to higher sales volumes from market share gains and favorable foreign currency translation effects, partially offset by decreasing market prices in Brazil due to low-cost import competition.
•
For the Asia Segment, gross profit increased primarily due to (i) a strong sales mix and (ii) higher sales volumes compared to fiscal 2023, despite continued weak global demand.

Fiscal 2023 vs. Fiscal 2022

Gross profit for fiscal 2023 decreased by $66,244, or 82.3%, compared to fiscal 2022. Gross profit decreased as a result of the decline in net sales combined with weak fixed cost absorption for the Americas Segment, where utilization and productivity are materially impactful to gross profit. Although raw material costs for the Americas Segment decreased meaningfully in the fiscal year 2023, the associated benefit was muted by low production levels, weak demand, and higher priced raw material inventory impacting gross margins in the first half of the fiscal year.

•
For the Americas Segment, gross profit decreased due to (i) weaker global demand, (ii) weak fixed cost absorption in connection with lower production, and (iii) overall higher raw material cost levels in beginning inventory, despite a decrease in raw material costs during fiscal 2023.
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

SG&A Expenses

The changes in SG&A expenses were as follows:

SG&A for fiscal 2022	$52,489
Net decrease in incentive expenses	(2,768)
Net decrease in professional fees	(1,104)
Net decrease in marketing expenses	(497)
Other net decreases	(775)
SG&A for fiscal 2023	$47,345

SG&A for fiscal 2023	$47,345
Net decrease in marketing expenses	(848)
Net decrease in amortization expenses	(763)
Net increase in professional fees	587
Other net increases	311
SG&A for fiscal 2024	$46,632

Fiscal 2024 vs. Fiscal 2023

SG&A expenses decreased from fiscal 2023, primarily due to lower marketing, compensation, and amortization expenses.

Fiscal 2023 vs. Fiscal 2022

SG&A expenses decreased from fiscal 2022, primarily due to lower compensation and discretionary expenses, including marketing and advertising.

Provision (Benefit) for Bad Debts

Fiscal 2024 vs. Fiscal 2023

The provision (benefit) for bad debts changed from a benefit of $89 in fiscal 2023 to a provision of $1,571 in fiscal 2024 that reflects the provision for a specifically identified customer balance originating in the U.S. fiber market.

Fiscal 2023 vs. Fiscal 2022

The benefit for bad debts decreased from $445 in fiscal 2022 to $89 in fiscal 2023. There was no material activity in either fiscal year.

Other Operating Expense (Income), Net

Fiscal 2024 vs. Fiscal 2023 vs. Fiscal 2022

Other operating expense, net was $7,856 in fiscal 2023 and $733 in fiscal 2024, which includes foreign currency transaction gains in fiscal 2023 and foreign currency transaction losses in fiscal 2024. Fiscal 2023 also includes (i) $8,247 of impairment related to the abandonment of certain machinery constructed in fiscal 2017 and (ii) $623 paid to a vendor to facilitate an 18-month delay for equipment purchases. There was no meaningful activity in fiscal 2022.

Interest Expense, Net

Fiscal 2024 vs. Fiscal 2023

Interest expense, net increased from fiscal 2023 to fiscal 2024. The increase was attributable to higher average borrowings on the revolving credit facility combined with higher average interest rates in fiscal 2024. Interest expense, net for fiscal 2023 includes a $273 loss on debt extinguishment.

Fiscal 2023 vs. Fiscal 2022

Interest expense, net increased from fiscal 2022 to fiscal 2023. The increase was attributable to higher debt principal following continued capital investments and higher average interest rates in fiscal 2023. Interest expense, net for fiscal 2023 includes a $273 loss on debt extinguishment.

(Loss) Earnings from Unconsolidated Affiliates

There was no material activity for fiscal 2024, 2023, or 2022.

Recovery of Non-Income Taxes, Net

Brazilian companies are subject to various taxes on business operations, including turnover taxes used to fund social security and unemployment programs, commonly referred to as PIS/COFINS taxes. UNIFI, along with numerous other companies in Brazil, challenged the constitutionality of certain state taxes historically included in the PIS/COFINS tax base.

On May 13, 2021, Brazil’s Supreme Federal Court (the “SFC”) ruled in favor of taxpayers, and, on July 7, 2021, the Brazilian Internal Revenue Service withdrew its existing appeal. Following the SFC decision, the federal government will not issue refunds for these taxes but will instead allow for the overpayments and associated interest to be applied as credits against future PIS/COFINS tax obligations.

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

Provision for Income Taxes

The change in consolidated income taxes is as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
(Loss) income before income taxes	$(45,537)	$(45,443)	$26,828
Provision for income taxes	1,858	901	11,657
Effective tax rate	(4.1)%	(2.0)%	43.5%

The effective tax rate is subject to variation due to a number of factors, including: variability in pre-tax and taxable income; the mix of income by jurisdiction; changes in deferred tax valuation allowances; and changes in audit adjustments, statutes, regulations, and case law. Additionally, the effects of discrete and other rate impacting items are more pronounced when income before income taxes is lower.

Fiscal 2024 vs. Fiscal 2023

The decrease in the effective tax rate from fiscal 2023 to fiscal 2024 was primarily attributable to a discrete tax benefit recognized in fiscal 2023 related to the recovery of certain Brazilian income taxes paid in prior years.

Fiscal 2023 vs. Fiscal 2022

The decrease in the effective tax rate from fiscal 2022 to fiscal 2023 was primarily attributable to lower income for foreign subsidiaries, in combination with the impact of further losses in the U.S. and the associated valuation allowance for deferred tax assets in fiscal 2023. Additionally, a discrete tax benefit was recognized in fiscal 2023 related to the recovery of certain Brazilian income taxes paid in prior years.

Net (Loss) Income

Fiscal 2024 vs. Fiscal 2023

Net loss for fiscal 2024 was $47,395, or $2.61 per diluted share, compared to net loss of $46,344, or $2.57 per diluted share, for fiscal 2023. The increase in net loss was primarily attributable to lower gross profit, restructuring costs, higher bad debt expense, lower earnings from unconsolidated affiliates, and higher interest expense, net.

Fiscal 2023 vs. Fiscal 2022

Net loss for fiscal 2023 was $46,344, or $2.57 per diluted share, compared to net income of $15,171, or $0.80 per diluted share, for fiscal 2022. The change was primarily attributable to (i) the decrease in gross profit, (ii) the associated adverse impact of lower U.S. earnings on the effective tax rate in fiscal 2023, and (iii) the charge for asset abandonment of certain machinery in fiscal 2023, partially offset by a discrete tax benefit that was recognized in fiscal 2023 related to the recovery of certain Brazilian income taxes paid in prior years.

Adjusted EBITDA (Non-GAAP Financial Measure)

Adjusted EBITDA decreased from $(4,085) for fiscal 2023 to $(5,197) for fiscal 2024, primarily due to higher bad debt expense, lower earnings from unconsolidated affiliates, and other operating expenses net.

Adjusted EBITDA decreased from $55,190 for fiscal 2022 to $(4,085) for fiscal 2023, primarily in connection with the decrease in gross profit.

Adjusted Net (Loss) Income (Non-GAAP Financial Measure)

Adjusted Net Loss increased from $(41,273) for fiscal 2023 to $(42,294) for fiscal 2024, primarily due to higher bad debt expense, lower earnings from unconsolidated affiliates, and a decrease in other operating expenses net.

Adjusted Net (Loss) Income decreased from $14,283 for fiscal 2022 to $(41,273) for fiscal 2023, commensurate with lower gross profit and an unfavorable effective tax rate.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for fiscal 2024, 2023, and 2022.

Americas Segment

The components of Segment Profit and the percentage increase or decrease over the prior period amounts for the Americas Segment are as follows:

	Fiscal 2024	% Change	Fiscal 2023	% Change	Fiscal 2022
Net sales	$344,256	(11.7)	$389,662	(19.3)	$483,085
Cost of sales	361,886	(10.5)	404,321	(11.8)	458,617
Gross (loss) profit	(17,630)	20.3	(14,659)	(159.9)	24,468
Depreciation expense	22,154	0.5	22,044	4.2	21,153
Segment Profit	$4,524	(38.7)	$7,385	(83.8)	$45,621

Gross margin	(5.1)%		(3.8)%		5.1%
Segment margin	1.3%		1.9%		9.4%

Segment net sales as a percentage of consolidated amount	59.1%		62.5%		59.2%

Segment Profit as a percentage of consolidated amount	10.8%		19.3%		44.2%

The changes in net sales for the Americas Segment are as follows:

Net sales for fiscal 2022	$483,085
Decrease in sales volumes	(92,593)
Decrease due to an additional week of sales in fiscal 2022	(8,703)
Net change in average selling price and sales mix	7,873
Net sales for fiscal 2023	$389,662

Net sales for fiscal 2023	$389,662
Net change in average selling price and sales mix	(58,661)
Increase in sales volumes	13,255
Net sales for fiscal 2024	$344,256

The decrease in net sales for the Americas Segment from fiscal 2023 to fiscal 2024 was primarily attributable to the net change in average selling price and sales mix that included lower raw material input costs, partially offset by an increase in sales volumes. Both periods were unfavorably impacted by the continued weak global textile demand environment.

The decrease in net sales for the Americas Segment from fiscal 2022 to fiscal 2023 was primarily attributable to lower sales volumes following weaker global textile demand.

The changes in Segment Profit for the Americas Segment are as follows:

Segment Profit for fiscal 2022	$45,621
Change in underlying margins and sales mix	(29,492)
Decrease in sales volumes	(8,744)
Segment Profit for fiscal 2023	$7,385

Segment Profit for fiscal 2023	$7,385
Change in underlying margins and sales mix	(3,112)
Increase in sales volumes	251
Segment Profit for fiscal 2024	$4,524

The decrease in Segment Profit for the Americas Segment from fiscal 2023 to fiscal 2024 was primarily attributable to (i) higher manufacturing costs and (ii) lower conversion margins. Segment Profit for the Americas Segment continues to be negatively impacted by a lower proportion of fiber sales volumes. As fiber products carry a higher selling price and allocation of production costs versus Chip and Flake, lower fiber production drives weaker fixed cost absorption and adversely impacts gross profit and gross margin. These negative impacts were partially offset by variable cost management efforts, more stable raw material costs and an increase in sales volumes in fiscal 2024.

The decrease in Segment Profit for the Americas Segment from fiscal 2022 to fiscal 2023 was primarily attributable to lower production volumes driving weaker fixed cost absorption in connection with lower sales volumes. The difference in fiscal weeks was not meaningful to Segment Profit.

Brazil Segment

The components of Segment Profit and the percentage increase or decrease over the prior period amounts for the Brazil Segment are as follows:

	Fiscal 2024	% Change	Fiscal 2023	% Change	Fiscal 2022
Net sales	$117,783	(1.1)	$119,062	(5.6)	$126,066
Cost of sales	103,028	(3.6)	106,900	8.1	98,925
Gross profit	14,755	21.3	12,162	(55.2)	27,141
Depreciation expense	3,257	60.0	2,035	35.7	1,500
Segment Profit	$18,012	26.9	$14,197	(50.4)	$28,641

Gross margin	12.5%		10.2%		21.5%
Segment margin	15.3%		11.9%		22.7%

Segment net sales as a percentage of consolidated amount	20.2%		19.1%		15.5%

Segment Profit as a percentage of consolidated amount	42.8%		37.0%		27.8%

The changes in net sales for the Brazil Segment are as follows:

Net sales for fiscal 2022	$126,066
Decrease in average selling price and change in sales mix	(19,862)
Increase in sales volumes	11,373
Favorable foreign currency translation effects	1,485
Net sales for fiscal 2023	$119,062

Net sales for fiscal 2023	$119,062
Decrease in average selling price and change in sales mix	(21,723)
Increase in sales volumes	16,137
Favorable foreign currency translation effects	4,307
Net sales for fiscal 2024	$117,783

The decrease in net sales for the Brazil Segment from fiscal 2023 to fiscal 2024 was primarily attributable to lower average selling prices due to pressure from low-priced import competition, partially offset by (i) an improvement in sales volumes from market share gains and (ii) favorable foreign currency translation effects from the strengthening of the BRL versus the USD.

The decrease in net sales for the Brazil Segment from fiscal 2022 to fiscal 2023 was primarily attributable to selling price pressures from low-priced imports. The Brazil Segment has undertaken aggressive pricing (i) against low-priced competitive imports and (ii) in the pursuit of greater market share.

The changes in Segment Profit for the Brazil Segment are as follows:

Segment Profit for fiscal 2022	$28,641
Decrease in underlying margins	(17,494)
Increase in sales volumes	2,594
Favorable foreign currency translation effects	456
Segment Profit for fiscal 2023	$14,197

Segment Profit for fiscal 2023	$14,197
Increase in sales volumes	1,942
Increase in underlying unit margins	1,225
Favorable foreign currency translation effects	648
Segment Profit for fiscal 2024	$18,012

The increase in Segment Profit for the Brazil Segment from fiscal 2023 to fiscal 2024 was primarily attributable to (i) increases in sales volumes as discussed above, (ii) improved conversion margins, and (ii) favorable foreign currency translation effects.

The decrease in Segment Profit for the Brazil Segment from fiscal 2022 to fiscal 2023 was primarily attributable to an overall decrease in gross margin mainly due to the decrease in selling prices discussed above and the impact of higher raw material costs in beginning inventory.

Asia Segment

The components of Segment Profit and the percentage increase or decrease over the prior period amounts for the Asia Segment are as follows:

	Fiscal 2024	% Change	Fiscal 2023	% Change	Fiscal 2022
Net sales	$120,170	4.7	$114,803	(44.4)	$206,607
Cost of sales	100,679	2.7	98,065	(44.8)	177,731
Gross profit	19,491	16.4	16,738	(42.0)	28,876
Depreciation expense	10	—	—	—	—
Segment Profit	$19,501	16.5	$16,738	(42.0)	$28,876

Gross margin	16.2%		14.6%		14.0%
Segment margin	16.2%		14.6%		14.0%

Segment net sales as a percentage of consolidated amount	20.6%		18.4%		25.3%

Segment Profit as a percentage of consolidated amount	46.4%		43.7%		28.0%

The changes in net sales for the Asia Segment are as follows:

Net sales for fiscal 2022	$206,607
Decrease in sales volumes	(92,535)
Unfavorable foreign currency translation effects	(13,455)
Change in average selling price and sales mix	14,186
Net sales for fiscal 2023	$114,803

Net sales for fiscal 2023	$114,803
Increase in sales volumes	12,939
Unfavorable foreign currency translation effects	(3,936)
Change in average selling price and sales mix	(3,636)
Net sales for fiscal 2024	$120,170

The increase in net sales for the Asia Segment from fiscal 2023 to fiscal 2024 was primarily attributable to improved sales volumes despite continued weak global demand and inventory destocking by brands and retailers, particularly for apparel. This was partially offset by (i) unfavorable foreign currency translation effects due to the weakening of the RMB versus the USD and (ii) the changes in average selling prices and sales mix.

The decrease in net sales for the Asia Segment from fiscal 2022 to fiscal 2023 was primarily attributable to weaker global demand and pandemic-related lockdowns driving lower sales volumes, partially offset by a strong sales mix.

The changes in Segment Profit for the Asia Segment are as follows:

Segment Profit for fiscal 2022	$28,876
Decrease in sales volumes	(12,885)
Unfavorable foreign currency translation effects	(1,981)
Change in underlying margins and sales mix	2,728
Segment Profit for fiscal 2023	$16,738

Segment Profit for fiscal 2023	$16,738
Increase in sales volumes	1,880
Change in underlying margins and sales mix	1,514
Unfavorable foreign currency translation effects	(631)
Segment Profit for fiscal 2024	$19,501

The increase in Segment Profit for the Asia Segment from fiscal 2023 to fiscal 2024 was attributable to (i) the increase in sales volumes discussed above and (ii) an improved gross margin rate associated with a strong sales mix of REPREVE products, partially offset by unfavorable foreign currency translation effects.

The decrease in Segment Profit for the Asia Segment from fiscal 2022 to fiscal 2023 follows the decline in net sales and sales volumes discussed above, as the comparable gross margin rate for the Asia Segment improved due to a stronger sales mix.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service, and share repurchases. UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the 2022 ABL Revolver (as defined below) of the 2022 ABL Facility (as defined below).

As of June 30, 2024, all of UNIFI’s $130,299 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, and nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital, and total debt obligations as of June 30, 2024 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$17	$26,788	$26,805
Borrowings available under financing arrangements	40,832	—	40,832
Liquidity	$40,849	$26,788	$67,637

Working capital	$66,618	$105,749	$172,367
Total debt obligations	$130,299	$—	$130,299

For fiscal 2024, cash generated from operations was $2,092 and, at June 30, 2024, excess availability under the 2022 ABL Revolver was $40,832. Our liquidity position (calculated in the table above) and asset base remains elevated and is expected to be adequate to allow UNIFI to manage through the current macro-economic environment and to respond quickly to demand recovery.

UNIFI considers $41,644 of its unremitted foreign earnings to be permanently reinvested to fund working capital requirements and operations abroad, and has therefore not recognized a deferred tax liability for the estimated future taxes that would be incurred upon repatriation. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, UNIFI could be subject to additional tax liabilities of approximately $10,906.

Liquidity Considerations

Inflationary pressures and demand uncertainty throughout fiscal 2022, 2023, and 2024 created risks to UNIFI's liquidity.

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

Short-term global demand appears somewhat uncertain and any adverse events or circumstances could place critical pressure on (i) our liquidity position; and/or (ii) our ability to fund our operations, capital expenditures, and expected business growth. Should global demand, economic activity, or input availability decline considerably for a prolonged period of time (for example, in connection with the Russia-Ukraine or Middle East conflicts or the macro-economic factors leading to inflation and a potential recession), UNIFI maintains the ability to (i) seek additional credit or financing arrangements and/or (ii) re-implement cost reduction initiatives to preserve cash and secure the longevity of the business and operations.

Additionally, UNIFI considers opportunities to repatriate existing cash to reduce debt and preserve or enhance liquidity. In fiscal 2023 and 2024, we repatriated approximately $19,000 and $32,000, respectively, from our operations in Asia and Brazil to the U.S. and, after remitting the appropriate withholding taxes, utilized the cash to reduce our outstanding revolver borrowings, thereby increasing the availability. Management regularly evaluates such repatriations and believes that it has the ability to take additional, similar actions from time to time, as circumstances warrant.

Recognizing the continuing weak demand environment, in the third quarter of fiscal 2023, UNIFI negotiated a contract modification with an equipment vendor from which significant capital expenditures had occurred and were planned to continue through September 2024. The contract modification was executed at a cost to UNIFI of $623 and allowed UNIFI to delay the associated equipment purchases and installation activities for 18 months, deferring approximately $25,000 of capital expenditures. In December 2023, UNIFI extended this delay by an additional 12 months at no cost to the Company. Under the modified agreement, the capital expenditures are expected to occur over the October 2025 to September 2026 period. These actions allow for (i) improved short- and mid-term liquidity in light of the current subdued levels of sales and facility utilization and (ii) a better matching of future capital expenditures with expected higher levels of future business activity.

During fiscal 2025, we expect the majority of our capital will be deployed to support further working capital needs in response to the demand environment and product sales. Nonetheless, given the current global economic risks, we are prepared to act swiftly and diligently to ensure the vitality of the business.

Debt Obligations

The following table presents details for UNIFI’s debt obligations:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	June 30, 2024	June 30, 2024	July 2, 2023
ABL Revolver	October 2027	7.3%	$19,700	$18,100
ABL Term Loan	October 2027	6.9%	101,200	110,400
Finance lease obligations	(1)	5.1%	9,399	10,767
Construction financing	(2)	0.0%	—	1,632
Total debt			130,299	140,899
Current ABL Term Loan			(9,200)	(9,200)
Current portion of finance lease obligations			(3,077)	(2,806)
Unamortized debt issuance costs			(229)	(289)
Total long-term debt			$117,793	$128,604
(1)
Scheduled maturity dates for finance lease obligations range from March 2025 to September 2028, as further outlined in Note 4, “Leases,” to the accompanying consolidated financial statements.
(2)
Refer to the discussion below under the subheading “Construction Financing” for further information.

2022 ABL Facility and Amendments

On October 28, 2022, Unifi, Inc. and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with a syndicate of lenders. The 2022 Credit Agreement provides for a $230,000 senior secured credit facility (the “2022 ABL Facility”), including a $115,000 revolving credit facility (the "2022 ABL Revolver") and a term loan (the "2022 ABL Term Loan") that can be reset up to a maximum amount of $115,000, once per fiscal year, if certain conditions are met. The 2022 ABL Facility has a maturity date of October 28, 2027. The 2022 ABL Term Loan requires quarterly principal payments of $2,300 that began on February 1, 2023. Borrowings under the 2022 ABL Facility bear interest at the Secured Overnight Financing Rate ("SOFR") plus 0.10% plus an applicable margin of 1.25% to 1.75%, or the Base Rate (as defined in the 2022 Credit Agreement) plus an applicable margin of 0.25% to 0.75%, with interest paid most commonly on a monthly basis.

In connection with entering into the 2022 Credit Agreement, UNIFI recorded a $273 loss on debt extinguishment to interest expense in the second quarter of fiscal 2023 related to its prior debt instrument.

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

If excess availability under the 2022 ABL Revolver falls below the Trigger Level (as defined in the 2022 Credit Agreement), a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a quarterly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of June 30, 2024 was $21,620. In addition, the 2022 ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the 2022 ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

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

As of June 30, 2024, UNIFI was in compliance with all financial covenants in the 2022 Credit Agreement; excess availability under the 2022 ABL Revolver was $40,832 and UNIFI had $0 of standby letters of credit. Management maintains the capability to improve the fixed charge coverage ratio utilizing existing foreign cash and cash equivalents.

UNIFI maintained three interest rate swaps to fix the London Interbank Offered Rate ("LIBOR") at approximately 1.9% on $75,000 of variable-rate debt. Such swaps terminated in May 2022 and no interest rate swaps were in effect during fiscal 2023 and 2024.

UNIFI did not incur additional costs or administrative burdens during the transition from LIBOR to SOFR with the establishment of the 2022 Credit Agreement.

Finance Lease Obligations

During fiscal 2024, UNIFI entered into finance lease obligations totaling $1,633 for texturing machines. The maturity dates of these obligations occur during fiscal 2029 with interest rates between 6.6% and 6.9%.

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

Each borrowing under the agreement provides for 60 monthly payments, which will commence upon the completion of the construction period with a fixed interest rate of approximately SOFR plus 1.0% to 1.2%. In connection with this construction financing arrangement, UNIFI has borrowed a total of $9,755 and transitioned $9,755 of completed asset costs to finance lease obligations as of June 30, 2024.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the following five fiscal years and thereafter.

	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Thereafter
ABL Revolver	$—	$—	$—	$19,700	$—	$—
ABL Term Loan	9,200	9,200	9,200	73,600	—	—
Finance lease obligations	3,077	2,721	2,276	1,261	64	—
Total	$12,277	$11,921	$11,476	$94,561	$64	$—

Further discussion of the terms and conditions of the Credit Agreement and the Company’s existing indebtedness is outlined in Note 12, “Long-Term Debt,” to the accompanying consolidated financial statements.

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	June 30, 2024	July 2, 2023
Long-term debt	$117,793	$128,604
Current portion of long-term debt	12,277	12,006
Unamortized debt issuance costs	229	289
Debt principal	130,299	140,899
Less: cash and cash equivalents	26,805	46,960
Net Debt	$103,494	$93,939

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measure)

The following table presents the components of working capital and the reconciliation from working capital to Adjusted Working Capital:

	June 30, 2024	July 2, 2023
Cash and cash equivalents	$26,805	$46,960
Receivables, net	79,165	83,725
Inventories	131,181	150,810
Income taxes receivable	164	238
Other current assets	11,618	12,327
Accounts payable	(43,622)	(44,455)
Other current liabilities	(17,662)	(12,932)
Income taxes payable	(754)	(789)
Current operating lease liabilities	(2,251)	(1,813)
Current portion of long-term debt	(12,277)	(12,006)
Working capital	$172,367	$222,065

Less: Cash and cash equivalents	(26,805)	(46,960)
Less: Income taxes receivable	(164)	(238)
Less: Income taxes payable	754	789
Less: Current operating lease liabilities	2,251	1,813
Less: Current portion of long-term debt	12,277	12,006
Adjusted Working Capital	$160,680	$189,475

Working capital decreased from $222,065 as of July 2, 2023 to $172,367 as of June 30, 2024, while Adjusted Working Capital decreased from $189,475 to $160,680, both primarily in connection with slower overall economic conditions and higher input costs. Working capital and Adjusted Working Capital are within the range of management’s expectations based on the composition of the underlying business and global structure.

The decrease in receivables, net was primarily due to a decrease in sales and the timing of cash receipts. The decrease in inventories was primarily attributable to concerted efforts to reduce inventory levels. The decrease in other current assets was primarily due to the decrease in Brazil's non-income tax recovery asset in fiscal 2024. The decrease in accounts payable followed the decrease in inventories and production activity in fiscal 2024. The increase in other current liabilities primarily reflects the timing of payroll and operating expense payments between the two period-ends. The changes in income taxes receivable, income taxes payable, current operating lease liabilities, and current portion of long-term debt were insignificant.

Capital Projects

Maintenance capital expenditures are necessary to support UNIFI’s current operations, capacities, and capabilities and exclude expenses relating to repairs and costs that do not extend an asset’s useful life.

In fiscal 2024, UNIFI invested $11,198 in capital projects, primarily relating to (i) further improvements in production capabilities and technological enhancements in the Americas, and (ii) routine annual maintenance capital expenditures.

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

In fiscal 2025, UNIFI expects to invest between $10,000 and $12,000 in capital projects, primarily relating to (i) further improvements in production capabilities and technological enhancements in the Americas, and (ii) routine annual maintenance capital expenditures. UNIFI will seek to ensure maintenance capital expenditures are sufficient to allow continued production at high efficiencies.

The total amount ultimately invested for fiscal 2025 could be more or less than the currently estimated amount depending on the timing and scale of contemplated initiatives and is expected to be funded primarily with cash provided by operating activities and other borrowings. UNIFI expects recent and future capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

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

As of June 30, 2024, UNIFI had repurchased 701 shares of its common stock at an average price of $15.90 per share, none of which occurred in fiscal 2024, leaving $38,859 available for repurchases under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

Liquidity Summary

UNIFI has met its historical liquidity requirements for working capital, capital expenditures, debt service requirements, and other operating needs from its cash flows from operations and available borrowings. UNIFI believes that its existing cash balances, cash provided by operating activities, and credit facility will enable UNIFI to meet its foreseeable liquidity requirements. However, further degradation in the macroeconomic environment could introduce additional liquidity risk and require UNIFI to limit cash outflows while further utilizing available and additional forms of credit.

Cash Provided by Operating Activities

The significant components of net cash provided by operating activities are summarized below. UNIFI analyzes net cash provided by operating activities utilizing the major components of the statements of cash flows prepared under the indirect method.

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Net (loss) income	$(47,395)	$(46,344)	$15,171
Depreciation and amortization expense	27,669	27,186	26,207
Equity in loss (earnings) of unconsolidated affiliates	390	(896)	(605)
Impairment for asset abandonment	—	8,247	—
Recovery of taxes, net	—	(3,799)	815
Non-cash compensation expense	2,074	2,805	3,555
Deferred income taxes	(3,543)	(2,788)	(3,119)
Subtotal	(20,805)	(15,589)	42,024

Distributions received from unconsolidated affiliates	1,000	—	750
Change in inventories	13,879	24,431	(34,749)
Other changes in assets and liabilities	8,018	(4,102)	(7,645)
Net cash provided by operating activities	$2,092	$4,740	$380

Fiscal 2024 Compared to Fiscal 2023

The decrease in operating cash flows was primarily due to weaker earnings in fiscal 2024 compared to fiscal 2023, partially offset by working capital improvements.

Fiscal 2023 Compared to Fiscal 2022

The increase in operating cash flows was primarily due to reducing working capital associated with a decline in overall business activity in fiscal 2023, which was primarily offset by significantly weaker earnings.

Cash (Used) Provided by Investing Activities and Financing Activities

Fiscal 2024

Significant investing activities included $11,189 for capital expenditures (as described above). Significant financing activities included $7,600 of net payments against the 2022 ABL Facility, along with $3,001 of payments on finance lease obligations.

Fiscal 2023

Significant investing activities included $36,434 for capital expenditures (as described above). Significant financing activities included $22,200 of net borrowings against the 2022 ABL Facility, along with $2,123 of payments on finance lease obligations.

Fiscal 2022

Significant investing activities included $39,631 for capital expenditures (as described above). Significant financing activities included $28,800 of net borrowings against the 2022 ABL Facility, along with $3,707 of payments on finance lease obligations and $9,151 for share repurchases.

Contractual Obligations

In addition to management’s discussion and analysis surrounding our liquidity and capital resources, long-term debt, finance leases, operating leases, and the associated principal and interest components thereof, as of June 30, 2024, UNIFI’s contractual obligations consisted of the following additional concepts and considerations:

•
Capital purchase obligations relate to contracts with vendors for the construction or purchase of assets, primarily for the normal course operations in our manufacturing facilities. Such obligations are approximately $3,878 and $15,545 for fiscal years 2025 and 2026, respectively.
•
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
•
Non-capital purchase orders totaled approximately $78,163 at the end of fiscal 2024 and are expected to be settled in fiscal 2025. Such open purchase orders are in the ordinary course of business for the procurement of (i) raw materials used in the production of inventory, (ii) certain consumables and outsourced services used in UNIFI’s manufacturing processes, and (iii) selected finished goods for resale sourced from third-party suppliers.
•
Other balance sheet items are detailed within the notes to the consolidated financial statements, including, but not limited to, post-employment plan liabilities, unpaid invoice and contract amounts, and other balances and charges that primarily relate to normal course operations.

UNIFI does not engage in off-balance sheet arrangements and only enters into material contracts in the ordinary course of business and/or to hedge the associated risks (e.g., interest rate swaps).

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

Upon review of each ASU issued by the FASB through the date of this report, UNIFI identified no other newly issued accounting pronouncements that are expected to have a significant impact on UNIFI’s consolidated financial statements.

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

	June 30, 2024	July 2, 2023	July 3, 2022
Net realizable value adjustment	$(3,813)	$(5,625)	$(3,487)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

UNIFI is exposed to market risks associated with changes in interest rates, and fluctuations in foreign currency exchange rates and raw material and commodity costs, which may adversely affect its financial position, results of operations or cash flows. UNIFI does not enter into derivative financial instruments for trading purposes, nor is it a party to any leveraged financial instruments.

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities. As of June 30, 2024, UNIFI had borrowings under the 2022 ABL Term Facility totaling $120,900. After considering UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point interest rate increase as of June 30, 2024 would result in an increase in annual interest expense of approximately $700.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies. Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange rate risk. UNIFI may enter into foreign currency forward contracts to hedge this exposure. UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments. As of June 30, 2024, UNIFI had no outstanding foreign currency forward contracts.

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

As of June 30, 2024, foreign currency exchange rate risk concepts included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	30%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$16,062
Denominated in RMB	502
Denominated in BRL	8,775
Denominated in other foreign currencies	162
Total cash and cash equivalents held outside the U.S.	$25,501
Percentage of total cash and cash equivalents held outside the U.S.	95%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$1,287
More information regarding UNIFI’s derivative financial instruments as of June 30, 2024 is provided in Note 18, “Fair Value of Financial Instruments and Non-Financial Assets and Liabilities,” to the accompanying consolidated financial statements.

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

During fiscal 2022 and 2023, our raw material costs were elevated. We were able to implement responsive selling price adjustments for the majority of our portfolio; however our underlying gross margin was pressured. In fiscal 2024, while gross margins were still pressured, UNIFI experienced a more stable raw material pricing environment for most of the fiscal year. Nonetheless, such costs remain subject to the volatility described above and, should raw material costs increase unexpectedly, UNIFI’s results of operations and cash flows are likely to be adversely impacted. In any event, UNIFI monitors these dynamic factors closely.

Cash Deposits and Financial Institution Risk

During calendar 2023, certain regional bank crises and failures generated additional uncertainty and volatility in the financial and credit markets. UNIFI currently holds the vast majority of its cash deposits with large foreign banks in our associated operating regions, and management believes that it has the ability to repatriate cash to the U.S. Accordingly, UNIFI has not modified its mix of financial institutions holding cash deposits, but UNIFI continues to monitor the environment and current events to ensure any increase in concentration or credit risk is appropriately and timely addressed. Likewise, if any of our lending counterparties are unable to perform on their commitments, our liquidity could be adversely impacted and we may not be able to adequately fund our operations and pay our debts as they become due. We actively monitor all lending counterparties, and none have indicated that they may be unable to perform on their commitments. In addition, we periodically review our lending counterparties, considering the stability of the institutions and other aspects of the relationships. Based on our monitoring activities, we currently believe our lending counterparties will be able to perform their commitments.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of UNIFI is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). UNIFI’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. UNIFI’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of UNIFI; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of UNIFI are being made only in accordance with authorizations of management and directors of UNIFI; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of UNIFI’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of UNIFI’s internal control over financial reporting as of June 30, 2024, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of June 30, 2024, UNIFI’s internal control over financial reporting was effective based on the criteria established in Internal Control – Integrated Framework (2013).

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of UNIFI’s internal control over financial reporting as of June 30, 2024 has been audited by KPMG LLP (“KPMG”), an independent registered public accounting firm. KPMG’s report, which appears in “Item 8. Financial Statements and Supplementary Data,” expresses an unqualified opinion on the effectiveness of UNIFI’s internal control over financial reporting as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2024, there has been no change in UNIFI’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

UNIFI will file with the SEC a definitive proxy statement for the Company’s 2024 Annual Meeting of Shareholders (the “Proxy Statement”) no later than 120 days after the close of fiscal 2024. The information required with respect to our executive officers appears in Part I of this report under the heading “Information About our Executive Officers.” The other information required by this item is furnished by incorporation by reference to the information under the headings “Election of Directors” and “Corporate Governance” in the Proxy Statement.

We have adopted a Code of Ethics for Senior Financial and Executive Officers (the “Code of Ethics”), which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act. The Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. The Code of Ethics is available on our website at www.unifi.com. A copy of the Code of Ethics may also be obtained without charge by any person, upon request, by writing to Unifi, Inc., 7201 West Friendly Avenue, Greensboro, North Carolina 27410, Attention: Secretary.

We will disclose information pertaining to any amendment to, or waiver from, the provisions of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions and that relate to any element of the Code of Ethics enumerated in the SEC rules and regulations by posting this information on our website at www.unifi.com. The information on our website or linked to or from our website is not a part of this report and is not incorporated by reference in this report or any of our other filings with the SEC. Our non-employee directors and their respective principal occupation or employment are as follows: Emma S. Battle (President and Chief Executive Officer, Market Vigor, L.L.C., a business services company focused on strategic consulting and digital and online marketing); Francis S. Blake (Retired Chairman and Chief Executive Officer of The Home Depot, Inc., the world’s largest home improvement retailer); Kenneth G. Langone (Chairman and Chief Executive Officer, Invemed Associates LLC, an investment banking firm); Suzanne M. Present (Principal, Gladwyne Partners, LLC, a private partnership fund manager); Rhonda L. Ramlo (Chief Executive Officer of a privately-held business strategy and operations consultancy company); and Eva T. Zlotnicka (Former President and Founder of Inclusive Capital Partners, L.P., an investment firm).

We have adopted an Insider Trading Policy, which governs the purchase, sale, and other disposition of the securities of the Company by our directors, officers, and employees. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the listing standards applicable to us. A copy of the Insider Trading Policy is filed as Exhibit 19 to this report.

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

4.3†

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

4.4

Second Amended and Restated Guaranty and Security Agreement, dated as of October 28, 2022, by and among the grantors from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed November 3, 2022 (File No. 001-10542)).

4.5

Trademark Security Agreement, dated as of May 24, 2012, by and among the grantors party thereto and Wells Fargo Bank, N.A., as agent (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 25, 2012 (File No. 001-10542)).

4.6

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

Exhibit Number	Description

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

10.14*

First Amendment to the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 31, 2023 (File No. 001-10542).

10.15*

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

10.19*

Form of Incentive Stock Option Agreement for Employees for use in connection with the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan and the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-10542)).

10.20*

Form of Performance Share Unit Agreement for Employees for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 26, 2021 (File No. 001-10542)).

10.21*

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

10.23*

Unifi, Inc. Director Compensation Policy, effective prior to September 1, 2023 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 29, 2019 (File No. 001-10542)).

10.24*

Unifi, Inc. Director Compensation Policy, effective September 1, 2023 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended October 1, 2023 (File No. 001-10542).

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

Exhibit Number	Description

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

10.31*

Employment Agreement by and between Unifi, Inc. and Brian D. Moore, effective as of January 22, 2024 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 (File No. 001-10542)).

10.32*

Employment Agreement by and between Unifi, Inc. and Meredith S. Boyd, effective as of January 22, 2024 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 (File No. 001-10542)).

10.33*

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

10.39

Deposit Account Control Agreement, dated as of May 24, 2012, by and among Unifi Manufacturing, Inc., Wells Fargo Bank, N.A. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 25, 2012 (File No. 001-10542)).

19*	Unifi, Inc. Insider Trading Policy.

21+	Subsidiaries of Unifi, Inc.

23+	Consent of KPMG LLP.

24+	Power of Attorney (included on the signature pages to this report).

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97+	Unifi, Inc. Incentive-Based Compensation Recovery Policy.

Exhibit Number	Description

101+

The following financial information from Unifi, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed August 23, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104+	The cover page from Unifi, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed August 23, 2024, formatted in Inline XBRL (included in Exhibit 101).

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

UNIFI, INC.

Date: August 23, 2024	By:	/s/ EDMUND M. INGLE
Edmund M. Ingle
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edmund M. Ingle and Andrew J. Eaker, or either of them, his or her attorney-in-fact, with full power of substitution and resubstitution for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title

/s/ EDMUND M. INGLE	Chief Executive Officer and Director
Edmund M. Ingle	(Principal Executive Officer)

/s/ ANDREW J. EAKER	Executive Vice President & Chief Financial Officer and Treasurer
Andrew J. Eaker	(Principal Financial Officer and Principal Accounting Officer)

/s/ EMMA S. BATTLE	Director
Emma S. Battle

/s/ FRANCIS S. BLAKE	Director
Francis S. Blake

/s/ ALBERT P. CAREY	Executive Chairman
Albert P. Carey

/s/ KENNETH G. LANGONE	Director
Kenneth G. Langone

/s/ SUZANNE M. PRESENT	Lead Independent Director
Suzanne M. Present

/s/ RHONDA L. RAMLO	Director
Rhonda L. Ramlo

/s/ EVA T. ZLOTNICKA	Director
Eva T. Zlotnicka
Date: August 23, 2024

UNIFI, INC.

F-i

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unifi, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Unifi, Inc. and subsidiaries (the Company) as of June 30, 2024 and July 2, 2023, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and July 2, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 23, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the net realizable value of raw material and finished goods inventories

As discussed in Note 7 to the consolidated financial statements, the Company’s consolidated raw material and finished goods inventories balance as of June 30, 2024 was $113,840 thousand. The Company records adjustments to the cost basis of raw material and finished goods inventories when the expected net realizable value of the inventories is below its cost basis. The Company’s model estimates the net realizable value of its raw material and finished goods inventories based upon factors including historical recovery rates, inventory age, and current economic conditions.

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

August 23, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unifi, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Unifi, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2024 and July 2, 2023, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated August 23, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Winston-Salem, North Carolina

August 23, 2024

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2024	July 2, 2023
ASSETS
Cash and cash equivalents	$26,805	$46,960
Receivables, net	79,165	83,725
Inventories	131,181	150,810
Income taxes receivable	164	238
Other current assets	11,618	12,327
Total current assets	248,933	294,060
Property, plant and equipment, net	193,723	218,521
Operating lease assets	8,245	7,791
Deferred income taxes	5,392	3,939
Other non-current assets	12,951	14,508
Total assets	$469,244	$538,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$43,622	$44,455
Income taxes payable	754	789
Current operating lease liabilities	2,251	1,813
Current portion of long-term debt	12,277	12,006
Other current liabilities	17,662	12,932
Total current liabilities	76,566	71,995
Long-term debt	117,793	128,604
Non-current operating lease liabilities	6,124	6,146
Deferred income taxes	1,869	3,364
Other long-term liabilities	3,507	5,100
Total liabilities	205,859	215,209

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,251,545 and 18,081,538 shares issued and outstanding as of June 30, 2024 and July 2, 2023, respectively)	1,825	1,808
Capital in excess of par value	70,952	68,901
Retained earnings	259,397	306,792
Accumulated other comprehensive loss	(68,789)	(53,891)
Total shareholders’ equity	263,385	323,610
Total liabilities and shareholders’ equity	$469,244	$538,819

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Fiscal Year Ended
	June 30, 2024	July 2, 2023	July 3, 2022
Net sales	$582,209	$623,527	$815,758
Cost of sales	565,593	609,286	735,273
Gross profit	16,616	14,241	80,485
Selling, general and administrative expenses	46,632	47,345	52,489
Provision (benefit) for bad debts	1,571	(89)	(445)
Restructuring costs	5,101	—	—
Other operating expense (income), net	733	7,856	(158)
Operating (loss) income	(37,421)	(40,871)	28,599
Interest income	(2,136)	(2,109)	(1,524)
Interest expense	9,862	7,577	3,085
Equity in loss (earnings) of unconsolidated affiliates	390	(896)	(605)
Recovery of non-income taxes, net	—	—	815
(Loss) income before income taxes	(45,537)	(45,443)	26,828
Provision for income taxes	1,858	901	11,657
Net (loss) income	$(47,395)	$(46,344)	$15,171

Net (loss) income per common share:
Basic	$(2.61)	$(2.57)	$0.82
Diluted	$(2.61)	$(2.57)	$0.80

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	For the Fiscal Year Ended
	June 30, 2024	July 2, 2023	July 3, 2022
Net (loss) income	$(47,395)	$(46,344)	$15,171
Other comprehensive (loss) income:
Foreign currency translation adjustments	(14,898)	5,714	(7,125)
Changes in interest rate swaps, net of tax of nil, nil and $282, respectively	—	—	952
Other comprehensive (loss) income, net	(14,898)	5,714	(6,173)
Comprehensive (loss) income	$(62,293)	$(40,630)	$8,998

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 27, 2021	18,490	$1,849	$65,205	$344,797	$(53,432)	$358,419

Options exercised	16	1	27	—	—	28
Stock-based compensation	5	1	3,290	—	—	3,291
Conversion of equity units	107	11	(11)	—	—	—
Common stock repurchased and retired under publicly announced programs	(617)	(62)	(2,257)	(6,832)	—	(9,151)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(22)	(2)	(134)	—	—	(136)
Other comprehensive loss, net of tax	—	—	—	—	(6,173)	(6,173)
Net income	—	—	—	15,171	—	15,171
Balance at July 3, 2022	17,979	$1,798	$66,120	$353,136	$(59,605)	$361,449

Options exercised	7	1	55	—	—	56
Stock-based compensation	11	1	2,803	—	—	2,804
Conversion of equity units	91	9	(9)	—	—	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(7)	(1)	(68)	—	—	(69)
Other comprehensive income, net of tax	—	—	—	—	5,714	5,714
Net loss	—	—	—	(46,344)	—	(46,344)
Balance at July 2, 2023	18,081	$1,808	$68,901	$306,792	$(53,891)	$323,610

Options exercised	12	1	80	—	—	81
Stock-based compensation	8	1	2,062	—	—	2,063
Conversion of equity units	162	16	(16)	—	—	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(11)	(1)	(75)	—	—	(76)
Other comprehensive loss, net of tax	—	—	—	—	(14,898)	(14,898)
Net loss	—	—	—	(47,395)	—	(47,395)
Balance at June 30, 2024	18,252	$1,825	$70,952	$259,397	$(68,789)	$263,385

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended
	June 30, 2024	July 2, 2023	July 3, 2022
Cash and cash equivalents at beginning of year	$46,960	$53,290	$78,253
Operating activities:
Net (loss) income	(47,395)	(46,344)	15,171
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in loss (earnings) of unconsolidated affiliates	390	(896)	(605)
Distributions received from unconsolidated affiliates	1,000	—	750
Depreciation and amortization expense	27,669	27,186	26,207
Non-cash compensation expense	2,074	2,805	3,555
Deferred income taxes	(3,543)	(2,788)	(3,119)
Loss on disposal of assets	62	278	48
Impairment for asset abandonment	—	8,247	—
Recovery of taxes, net	—	(3,799)	815
Other, net	(50)	48	(99)
Changes in assets and liabilities:
Receivables, net	1,989	23,138	(13,533)
Inventories	13,879	24,431	(34,749)
Other current assets	3,061	8,002	(2,860)
Income taxes	21	(751)	2,193
Accounts payable and other current liabilities	4,204	(35,701)	8,937
Other non-current assets	(397)	(471)	360
Other non-current liabilities	(872)	1,355	(2,691)
Net cash provided by operating activities	2,092	4,740	380

Investing activities:
Capital expenditures	(11,189)	(36,434)	(39,631)
Other, net	519	209	(2,103)
Net cash used by investing activities	(10,670)	(36,225)	(41,734)

Financing activities:
Proceeds from ABL Revolver	149,600	194,700	158,000
Payments on ABL Revolver	(148,000)	(165,400)	(116,700)
Payments on ABL Term Loan	(9,200)	(7,100)	(12,500)
Proceeds from construction financing	—	6,533	2,340
Payments on finance lease obligations	(3,001)	(2,123)	(3,707)
Common stock repurchased and retired under publicly announced program	—	—	(9,151)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(76)	(69)	(345)
Other	70	(603)	28
Net cash (used) provided by financing activities	(10,607)	25,938	17,965

Effect of exchange rate changes on cash and cash equivalents	(970)	(783)	(1,574)
Net decrease in cash and cash equivalents	(20,155)	(6,330)	(24,963)
Cash and cash equivalents at end of year	$26,805	$46,960	$53,290

See accompanying notes to consolidated financial statements.

Unifi, Inc.

Notes to Consolidated Financial Statements

1. Background

Overview

Unifi, Inc., a New York corporation formed in 1969 (together with its subsidiaries, “UNIFI,” the “Company,” “we,” “us,” or “our”), is a multinational company that manufactures and sells innovative recycled and synthetic products, made from polyester and nylon, primarily to other yarn manufacturers and knitters and weavers (UNIFI’s “direct customers”) that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial, medical, and other end-use markets (UNIFI’s “indirect customers”). We sometimes refer to these indirect customers as “brand partners.” Polyester products include partially oriented yarn (“POY”) and textured, solution and package dyed, twisted, beamed, and draw wound yarns, and each is available in virgin or recycled varieties. Recycled solutions, made from both pre-consumer and post-consumer waste, include plastic bottle flake (“Flake”), polyester polymer beads, and staple fiber. Nylon products include virgin or recycled textured, solution dyed, and spandex covered yarns.

UNIFI maintains one of the textile industry’s most comprehensive product offerings that include a range of specialized, value-added and commodity solutions, with principal geographic markets in North America, Central America, South America, Asia, and Europe. UNIFI has direct manufacturing operations in four countries and participates in a joint venture operating in the United States (the “U.S.”).

All amounts, except per share amounts, are presented in thousands (000s), unless otherwise noted.

Fiscal Year

The fiscal year for Unifi, Inc., its domestic subsidiaries, and its subsidiary in El Salvador ends on the Sunday in June or July nearest to June 30 of each year. Unifi, Inc.’s fiscal 2024, 2023, and 2022 ended on June 30, 2024, July 2, 2023, and July 3, 2022, respectively. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal years end on June 30. For fiscal 2023 and 2022, there were no significant transactions or events that occurred between Unifi, Inc.’s fiscal year end and such wholly owned subsidiaries’ fiscal year ends. Unifi, Inc.’s fiscal 2024 and 2023 each consisted of 52 weeks, while its fiscal 2022 consisted of 53 weeks.

Reclassifications

Certain reclassifications of prior fiscal years’ data within the unrecognized tax benefits reconciliation in Note 14, "Income Taxes," have been made to conform to the current presentation.

2. Summary of Significant Accounting Policies

UNIFI follows U.S. generally accepted accounting principles (“GAAP”). The significant accounting policies described below, together with the other notes to the accompanying consolidated financial statements that follow, are an integral part of the consolidated financial statements. UNIFI evaluated GAAP requirements for the consideration of forecasted financial information, including, but not limited to, the carrying value of long-lived assets in context with the information reasonably available to UNIFI and the unknown future impacts of the economic environment as of June 30, 2024 and through the date of this filing.

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

Inventories

UNIFI’s inventories are valued at the lower of cost or net realizable value, with the cost for the majority of its inventories determined using the first-in, first-out method. Certain foreign inventories and limited categories of supplies are valued using the average cost method. UNIFI’s estimates for net realizable value related to obsolete, slow-moving, or excess inventories are based upon many factors, including historical recovery rates, inventory age, the expected net realizable value of specific products, and current economic conditions.

Debt Issuance Costs

Debt issuance costs for revolving credit arrangements are recorded to other non-current assets. All other debt issuance costs are recorded against long-term debt and amortized as additional interest expense using the effective interest method. In the event of any prepayment of its debt obligations, UNIFI accelerates the recognition of a pro-rata amount of issuance costs.

Property, Plant, and Equipment

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

Repair and maintenance costs related to PP&E, which do not significantly increase the useful life of an existing asset or do not significantly alter, modify, or change the capabilities or production capacity of an existing asset, are expensed as incurred.

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

Revenue Recognition

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, which primarily occurs at a point in time, upon either shipment or delivery to the customer. Revenue is recognized over time for contracts in which the associated inventory produced has no alternative use and for which an enforceable right to payment exists or the associated services have been rendered. Revenue is measured as the amount of consideration UNIFI expects to receive in exchange for completing its performance obligations (i.e., transferring goods or providing services), which includes estimates for variable consideration. Variable consideration includes volume-based incentives and product claims, which are offered within certain contracts between UNIFI and its customers and is not material. Sales taxes and value-added taxes assessed by governmental entities are excluded from the measurement of consideration expected to be received. Shipping and handling costs incurred after a customer has taken control of our goods are treated as a fulfillment cost and are not considered a separate performance obligation.

Cost of Sales

The major components of cost of sales are: (i) materials and supplies, (ii) labor and fringe benefits, (iii) utility and overhead costs associated with manufactured products, (iv) shipping, handling and warehousing costs, (v) depreciation expense, and (vi) all other costs related to production or service activities.

Shipping, Handling, and Warehousing Costs

Shipping, handling, and warehousing costs include costs to store goods prior to shipment, prepare goods for shipment, and physically move goods to customers.

Research and Development Costs

Research and development costs include employee costs, production costs related to customer samples, operating supplies, consulting fees, and other miscellaneous costs. The cost of research and development is charged to cost of sales as incurred. Research and development costs were as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Research and development costs	$9,599	$10,871	$12,103

Selling, General, and Administrative Expenses

The major components of SG&A expenses are: (i) costs of UNIFI’s sales organization, marketing and advertising efforts, and external commissions; (ii) costs of maintaining UNIFI’s general and administrative support functions including executive management, information technology, human resources, legal, and finance; (iii) amortization of intangible assets; and (iv) all other costs required to be classified as SG&A expenses.

Advertising Costs

Advertising costs are expensed as incurred and included in SG&A expenses. UNIFI’s advertising costs include spending for items such as consumer marketing and branding initiatives, promotional items, trade shows, sponsorships, and other programs. Advertising costs were as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Advertising costs	$3,091	$4,003	$4,673

Self-Insurance

UNIFI self-insures certain risks such as employee healthcare claims and maintains stop-loss coverage. Reserves for incurred but not reported healthcare claims are estimated using historical data, the timeliness of claims processing, medical trends, inflation, and any changes, if applicable, in the nature or type of the plan.

Contingencies

At any point in time, UNIFI may be a party to various pending legal proceedings, claims, or environmental actions. Accruals for estimated losses are recorded at the time information becomes available indicating that losses are probable and estimable. Any amounts accrued are not discounted. Legal costs such as outside counsel fees and expenses are charged to expense as incurred.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

3. Recent Accounting Pronouncements

Issued and Pending Adoption

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign), and (iii) income tax expense or benefit from continuing operations (separated by federal, state, and foreign). The ASU also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The ASU is effective for UNIFI's fiscal 2026, with early adoption permitted, and should be applied on a prospective basis, but retrospective application is permitted. UNIFI is currently evaluating the impact on the Company’s disclosures but does not expect this standard will have a material impact on its consolidated financial position, results of operations, or cash flows.

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

There have been no other newly issued accounting pronouncements that are expected to have a significant impact on UNIFI’s consolidated financial statements.

Recently Adopted

There have been no accounting pronouncements adopted after fiscal 2021 that had a significant impact on UNIFI's consolidated financial statements.

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

UNIFI leases sales and administrative office space, warehousing and distribution centers, manufacturing space, transportation equipment, manufacturing equipment, and other information technology and office equipment from third parties. The lease terms range from one to 15 years with various options for renewal. There are no residual value guarantees, restrictions, covenants, or sub-leases related to these leases. Variable lease payments are determined as the amounts included in the lease payment that are based on the change in index or usage. Disclosures related to the amount, timing, and uncertainty of cash flows arising from leases are included below.

The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities:

Classification	Balance Sheet Location	June 30, 2024	July 2, 2023
Lease Assets
Operating lease assets	Operating lease assets	$8,245	$7,791
Finance lease assets	Property, plant & equipment, net	10,695	10,947
Total lease assets		$18,940	$18,738

Lease Liabilities
Current operating lease liabilities	Current operating lease liabilities	$2,251	$1,813
Current finance lease liabilities	Current portion of long-term debt	3,078	2,806
Total current lease liabilities		$5,329	$4,619

Non-current operating lease liabilities	Non-current operating lease liabilities	$6,124	$6,146
Non-current finance lease liabilities	Long-term debt	6,321	7,961
Total non-current lease liabilities		$12,445	$14,107

Total lease liabilities		$17,774	$18,726

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The following table sets forth the components of UNIFI’s total lease cost for fiscal 2024 and 2023:

Lease Cost	Fiscal 2024	Fiscal 2023
Operating lease cost	$2,547	$2,686
Variable lease cost	617	545
Finance lease cost:
Amortization of lease assets	1,885	1,546
Interest on lease liabilities	532	344
Short-term lease cost	1,155	1,013
Total lease cost	$6,736	$6,134

The following table presents supplemental information related to leases:

Other Information	Fiscal 2024	Fiscal 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$2,547	$2,686
Financing cash flows used by finance leases	$3,001	$2,123
Non-cash activities:
Leased assets obtained in exchange for new operating lease liabilities	$2,536	$2,733
Leased assets obtained in exchange for new finance lease liabilities	$1,633	$5,629

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

The following table sets forth UNIFI's weighted average remaining lease term in years and discount rate percentage used in the calculation of its outstanding lease liabilities:

Weighted Average Remaining Lease Term and Discount Rate	June 30, 2024	July 2, 2023
Weighted average remaining lease term (years):
Operating leases	4.9	6.0
Finance leases	3.2	3.9
Weighted average discount rate (percentage):
Operating leases	4.9%	3.0%
Finance leases	5.2%	4.8%

Lease Maturity Analysis

Future minimum finance lease payments and future minimum payments under non-cancelable operating leases with initial lease terms in excess of one year as of June 30, 2024 by fiscal year were:

Maturity of Lease Liabilities	Finance Leases	Operating Leases
Fiscal 2025	$3,571	$2,605
Fiscal 2026	3,075	2,172
Fiscal 2027	2,500	1,751
Fiscal 2028	1,340	1,040
Fiscal 2029	64	1,056
Fiscal years thereafter	—	1,186
Total minimum lease payments	$10,550	$9,810
Less estimated executory costs	(263)	—
Less imputed interest	(888)	(1,435)
Present value of net minimum lease payments	9,399	8,375
Less current portion of lease obligations	(3,078)	(2,251)
Long-term portion of lease obligations	$6,321	$6,124

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

5. Revenue Recognition

The following tables present net sales disaggregated by (i) classification of customer type and (ii) REPREVE Fiber sales:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Third-party manufacturer	$577,636	$618,391	$808,655
Service	4,573	5,136	7,103
Net sales	$582,209	$623,527	$815,758

	Fiscal 2024	Fiscal 2023	Fiscal 2022
REPREVE® Fiber	$188,517	$186,161	$293,080
All other products and services	393,692	437,366	522,678
Net sales	$582,209	$623,527	$815,758

Third-Party Manufacturer Revenue

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

Variable Consideration

For all variable consideration, where appropriate, UNIFI estimates the amount using the expected value method, which takes into consideration historical experience, current contractual requirements, specific known market events, and forecasted customer buying and payment patterns. Overall, these reserves reflect UNIFI’s best estimates of the amount of consideration to which the customer is entitled based on the terms of the contracts. Variable consideration was immaterial to UNIFI’s financial statements for all years presented.

Product Claims

UNIFI generally offers customers claims support or remuneration for defective products. UNIFI estimates the amount of its product sales that may be claimed as defective by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized.

6. Receivables, Net

Receivables, net consists of the following:

	June 30, 2024	July 2, 2023
Customer receivables	$80,050	$79,174
Allowance for uncollectible accounts	(2,713)	(1,362)
Reserves for quality claims	(745)	(682)
Net customer receivables	76,592	77,130
Banker's acceptance notes	1,326	5,870
Other receivables	1,247	725
Total receivables, net	$79,165	$83,725

Banker’s acceptance notes (“BANs”), denominated in the Chinese Renminbi, relate to the settlement of certain customer receivables generated from trade activity in the Asia Segment. The BANs are redeemable upon maturity from the drawing financial institutions, or earlier at a discount.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The changes in UNIFI’s allowance for uncollectible accounts and reserves for quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Quality Claims
Balance at June 27, 2021	$(2,525)	$(703)
Credited (charged) to costs and expenses	445	(1,065)
Translation activity	40	12
Deductions	542	896
Balance at July 3, 2022	$(1,498)	$(860)
Credited (charged) to costs and expenses	89	(1,397)
Translation activity	(86)	7
Deductions	133	1,568
Balance at July 2, 2023	$(1,362)	$(682)
Charged to costs and expenses	(1,571)	(1,491)
Translation activity	96	2
Deductions	124	1,426
Balance at June 30, 2024	$(2,713)	$(745)

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

7. Inventories

Inventories consists of the following:

	June 30, 2024	July 2, 2023
Raw materials	$49,391	$59,983
Supplies	12,160	11,787
Work in process	8,994	6,633
Finished goods	64,449	78,032
Gross inventories	134,994	156,435
Net realizable value adjustment	(3,813)	(5,625)
Total inventories	$131,181	$150,810

The cost for the majority of UNIFI’s inventories is determined using the first-in, first-out method. Certain foreign inventories and limited categories of supplies of $52,040 and $58,490 as of June 30, 2024 and July 2, 2023, respectively, were valued using the average cost method.

8. Other Current Assets

Other current assets consists of the following:

	June 30, 2024	July 2, 2023
Assets held for sale	$3,781	$373
Vendor deposits	2,633	3,863
Value-added taxes receivable	2,510	3,398
Prepaid expenses and other	2,133	2,211
Contract assets	561	549
Recovery of non-income taxes, net	—	1,933
Total other current assets	$11,618	$12,327

Assets held for sale as of June 30, 2024 relates to a warehouse located in Yadkinville, North Carolina that is being actively marketed for sale. Vendor deposits primarily relates to down payments made toward the purchase of inventory. Value-added taxes receivable relates to recoverable taxes associated with the sales and purchase activities of UNIFI’s foreign operations. Prepaid expenses and other consists of advance payments for routine operating expenses. Contract assets represents the estimated revenue attributable to UNIFI in connection with completed performance obligations under contracts with customers for which revenue is recognized over time. The contract assets are classified to receivables when the right to payment becomes unconditional.

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

On May 13, 2021, Brazil’s Supreme Federal Court (the “SFC”) ruled in favor of taxpayers, and on July 7, 2021, the Brazilian Internal Revenue Service withdrew its existing appeal. Following the SFC decision, the federal government will not issue refunds for these taxes but will instead allow for the overpayments and associated interest to be applied as credits against future PIS/COFINS tax obligations. In fiscal 2021, UNIFI recorded $11,519 to reflect the current and non-current recovery of PIS/COFINS taxes and associated interest, with $942 of recoveries relating to fiscal 2021 included within net sales and $10,577 of recoveries relating to fiscal years prior to 2021, which was reduced by fees related to the recovery efforts to comprise $9,717 for recovery of non-income taxes. During fiscal 2022, UNIFI reduced the estimated recovery by $815, based on additional clarity and the review of the recovery process during the months following the associated SFC decision.

There are no limitations or restrictions on UNIFI’s ability to recover the associated overpayment claims as future income is generated and the Company has been utilizing these amounts to offset its current tax obligations under PIC/COFINS. The Company utilized the remaining credits in fiscal 2024.

9. Property, Plant, and Equipment, Net

PP&E, net consists of the following:

	June 30, 2024	July 2, 2023
Land	$1,897	$2,512
Land improvements	16,409	16,443
Buildings and improvements	162,414	167,589
Assets under finance leases	18,030	16,397
Machinery and equipment	650,901	656,431
Computers, software and office equipment	25,464	26,654
Transportation equipment	10,710	10,710
Construction in progress	3,319	10,003
Gross PP&E	889,144	906,739
Less: accumulated depreciation	(688,086)	(682,768)
Less: accumulated amortization – finance leases	(7,335)	(5,450)
Total PP&E, net	$193,723	$218,521

Assets under finance leases consists of the following:

	June 30, 2024	July 2, 2023
Machinery and equipment	$9,754	$8,121
Transportation equipment	8,276	8,276
Gross assets under finance leases	$18,030	$16,397

Depreciation and amortization expense and repair and maintenance expenses were as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Depreciation and amortization expense	$26,985	$25,729	$24,509
Repair and maintenance expenses	19,985	17,999	20,076

In fiscal 2017, UNIFI constructed specialized bi-component spinning machinery in the Americas with a 15-year useful life to accommodate tolling demand and development efforts of a specific U.S. customer. After multiple years of operating the machinery, recovering the capital investment, and generating profitable sales, the contract terminated in accordance with its provisions, and additional development and commercialization efforts ceased in fiscal 2023, primarily due to the specialized nature and generally higher operating costs of the machinery. As a result of the lack of potential future demand, the machinery was considered to have zero future sales potential and negative future cash flows and was abandoned by the Company. Accordingly, UNIFI recorded an impairment of $8,247 to Other operating expense (income), net during the fourth quarter of fiscal 2023. Prior to the abandonment, the asset's net book value was $8,247. The new book value of $0, based on the income method (Level 3), reflects the lack of positive future cash flows, and no scrap or salvage value.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

10. Other Non-Current Assets

Other non-current assets consists of the following:

	June 30, 2024	July 2, 2023
Recovery of taxes	$5,543	$5,957
Grantor trust	2,942	2,496
Investments in unconsolidated affiliates	1,603	2,997
Intangible assets, net	682	1,210
Other	2,181	1,848
Total other non-current assets	$12,951	$14,508

Recovery of Taxes

In fiscal 2023, UNIFI recorded a recovery of income taxes in connection with filing amended tax returns in Brazil relating to certain income taxes paid in prior fiscal years, following favorable legal rulings in fiscal 2023.

Grantor Trust

During fiscal 2022, UNIFI established a grantor (or “rabbi”) trust to facilitate the payment of obligations under the Unifi, Inc. Deferred Compensation Plan (the “DCP”), which was also established in fiscal 2022. In addition to providing certain key employees with the ability to defer earned cash incentive compensation into the DCP, participants can generally choose the form and timing of deferred amounts. The DCP assumed the participants, obligations, and major terms of the Unifi, Inc. Supplemental Key Employee Retirement Plan (together with amendments, the “SERP”), an unfunded plan established in 2006 for purposes of generating supplemental retirement income for key employees of UNIFI. The amounts credited to participant accounts are reflected in SG&A expenses. The assets of the trust are subject to the claims of UNIFI’s creditors in the event of insolvency. Investments held for the DCP consist of mutual funds and are recorded based on market values. A change in the value of the trust assets would substantially be offset by a change in the liability to the participants, resulting in an immaterial net impact to the consolidated financial statements.

The fair value of the investment assets held by the trust were approximately $2,942 and $2,496 as of June 30, 2024 and July 2, 2023, respectively, and are classified as trading securities within Other non-current assets. Trading gains and losses associated with these investments are recorded to Other operating expense (income), net. The associated DCP liability is recorded within Other current liabilities and Other long-term liabilities based on expected payment timing, and any increase or decrease in the liability is reflected as compensation in SG&A expenses. During fiscal 2024, 2023, and 2022, we recorded (gains)/losses on investments held by the trust of $(308), $(154), and $48, respectively.

Intangible Assets, Net

Intangible assets, net consists of the following:

	June 30, 2024	July 2, 2023
Customer lists	$1,088	$3,605
Trademarks	—	24
Total intangible assets, gross	1,088	3,629

Accumulated amortization – customer lists	(406)	(2,398)
Accumulated amortization – trademarks	—	(21)
Total accumulated amortization	(406)	(2,419)
Total intangible assets, net	$682	$1,210

Amortization expense for intangible assets consists of the following:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Customer lists	$417	$957	$1,007
Non-compete agreement	108	312	375
Trademarks	3	21	96
Total amortization expense	$528	$1,290	$1,478

The following table presents the expected intangible asset amortization for the next five fiscal years:

	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Thereafter
Expected amortization	$108	$108	$108	$111	$108	$139

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Investments in Unconsolidated Affiliates

U.N.F. Industries, Ltd.

In September 2000, UNIFI and Nilit Ltd. ("Nilit") formed a 50/50 joint venture, U.N.F. Industries Ltd. (“UNF”), for the purpose of operating nylon extrusion assets to manufacture nylon POY. Raw material and production services for UNF were provided by Nilit under separate supply and services agreements. UNF’s fiscal year end was December 31 and it was a registered Israeli private company located in Migdal Ha-Emek, Israel.

In December 2023, UNIFI dissolved its interest in UNF under an agreement whereby UNIFI agreed to pay the former joint venture partner $2,750 and recorded it as an associated contract termination cost within Restructuring costs on the Condensed Consolidated Statements of Operations and Comprehensive Loss. UNIFI made a payment to the former joint venture partner of $1,200 in the second quarter of fiscal 2024 and the remaining $1,550 was paid in the third quarter of fiscal 2024. Accordingly, the balance sheet information presented below as of June 30, 2024 does not include any amounts related to UNF.

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

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA (collectively, “UNFs”) whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA. The agreement has no stated minimum purchase quantities, and pricing is negotiated every six months based on market rates. As of June 30, 2024, UNIFI’s open purchase orders related to this supply agreement, all with UNFA, were $1,309.

UNIFI’s raw material purchases under this supply agreement consist of the following:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
UNFA	$13,477	$26,683	$29,637
UNF	—	31	1,175
Total	$13,477	$26,714	$30,812

As of June 30, 2024, UNIFI had accounts payable due to UNFA of $2,197, and, as of July 2, 2023, UNIFI had combined accounts payable due to UNF and UNFA of $3,440.

UNIFI has determined that UNF was, and UNFA is, a variable interest entity and has also determined that UNIFI has been the primary beneficiary of these entities, based on the terms of the supply agreement. As a result, these entities should be consolidated with UNIFI’s financial results. As (i) UNIFI purchases substantially all of the output and all intercompany sales would be eliminated in consolidation, (ii) the entity balance sheets constitute 5% or less of UNIFI’s current assets and total assets, and (iii) such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements and instead is accounting for these entities as equity investments. As of June 30, 2024, UNIFI’s investment in UNFA was $1,603, and on July 2, 2023, UNIFI’s combined investments in UNF and UNFA was $2,997. The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy. Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to UNFA.

	June 30, 2024	July 2, 2023
Current assets	$5,758	$10,608
Non-current assets	458	494
Current liabilities	3,009	7,304
Non-current liabilities	—	—
Shareholders’ equity and capital accounts	3,207	3,798

UNIFI’s portion of undistributed earnings	1,544	2,938

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Net sales	$15,680	$29,123	$31,745
Gross profit	629	2,337	1,928
(Loss) income from operations	(1,266)	604	148
Net (loss) income	(1,313)	544	127
Depreciation and amortization	35	111	121

Distributions received	1,000	—	750

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

11. Other Current Liabilities

Other current liabilities consists of the following:

	June 30, 2024	July 2, 2023
Payroll and fringe benefits	$7,140	$6,981
Utilities	2,861	1,634
Deferred revenue	1,504	1,441
Incentive compensation	1,450	298
Property taxes and other	4,707	2,578
Total other current liabilities	$17,662	$12,932

12. Long-Term Debt

Debt Obligations

The following table presents details for UNIFI’s debt obligations:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	June 30, 2024	June 30, 2024	July 2, 2023
ABL Revolver	October 2027	7.3%	$19,700	$18,100
ABL Term Loan	October 2027	6.9%	101,200	110,400
Finance lease obligations	(1)	5.1%	9,399	10,767
Construction financing	(2)	0.0%	—	1,632
Total debt			130,299	140,899
Current ABL Term Loan			(9,200)	(9,200)
Current portion of finance lease obligations			(3,077)	(2,806)
Unamortized debt issuance costs			(229)	(289)
Total long-term debt			$117,793	$128,604

(1)
Scheduled maturity dates for finance lease obligations range from March 2025 to September 2028.
(2)
Refer to the discussion below under the subheading “Construction Financing” for further information.

2022 ABL Facility and Amendments

On October 28, 2022, Unifi, Inc. and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with a syndicate of lenders. The 2022 Credit Agreement provides for a $230,000 senior secured credit facility (the “2022 ABL Facility”), including a $115,000 revolving credit facility (the "2022 ABL Revolver") and a term loan (the "2022 ABL Term Loan") that can be reset up to a maximum amount of $115,000, once per fiscal year, if certain conditions are met. The 2022 ABL Facility has a maturity date of October 28, 2027. The 2022 ABL Term Loan requires quarterly principal payments of $2,300 that began on February 1, 2023. Borrowings under the 2022 ABL Facility bear interest at the Secured Overnight Financing Rate ("SOFR") plus 0.10% plus an applicable margin of 1.25% to 1.75%, or the Base Rate (as defined in the 2022 Credit Agreement) plus an applicable margin of 0.25% to 0.75%, with interest paid most commonly on a monthly basis. In connection with entering into the 2022 Credit Agreement, UNIFI recorded a $273 loss on debt extinguishment to interest expense in the second quarter of fiscal 2023 related to its prior debt instrument.

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

If excess availability under the 2022 ABL Revolver falls below the Trigger Level (as defined in the 2022 Credit Agreement), a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a quarterly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of June 30, 2024 was $21,620. In addition, the 2022 ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the 2022 ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

UNIFI did not incur additional costs or administrative burden during the transition from the London Interbank Offered Rate ("LIBOR") to SOFR with the establishment of the 2022 Credit Agreement.

Finance Lease Obligations

During fiscal 2024, UNIFI entered into finance lease obligations totaling $1,633 for texturing machines. The maturity dates of these obligations occur during fiscal 2029 with interest rates between 6.6% and 6.9%.

During fiscal 2023, UNIFI entered into finance lease obligations totaling $5,629 for texturing machines. The maturity dates of these obligations occur during fiscal 2028 with interest rates between 4.4% and 6.2%.

Construction Financing

In May 2021, UNIFI entered into an agreement with a third-party lender that provides for construction-period financing for certain texturing machinery included in our capital allocation plans. UNIFI records project costs to construction in progress and the corresponding liability to construction financing (within long-term debt). The agreement provides for monthly, interest-only payments during the construction period, at a rate of SOFR plus 1.25%, and contains terms customary for a financing of this type.

Each borrowing under the agreement provides for 60 monthly payments, which will commence upon the completion of the construction period with a fixed interest rate of approximately SOFR plus 1.0% to 1.2%. In connection with this construction financing arrangement, UNIFI has borrowed a total of $9,755 and transitioned $9,755 of completed asset costs to finance lease obligations as of June 30, 2024.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the following five fiscal years and thereafter.

	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Thereafter
ABL Revolver	$—	$—	$—	$19,700	$—	$—
ABL Term Loan	9,200	9,200	9,200	73,600	—	—
Finance lease obligations	3,077	2,721	2,276	1,261	64	—
Total	$12,277	$11,921	$11,476	$94,561	$64	$—

Interest Rate Swaps

In 2017, UNIFI entered into three swaps to fix LIBOR at approximately 1.9% for $75,000 of variable rate borrowings which expired on May 24, 2022. The designated hedges increased interest expense for fiscal 2022 by $1,190. There were no interest rate swaps in effect during fiscal 2024 and 2023.

13. Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	June 30, 2024	July 2, 2023
Nonqualified deferred compensation plan obligation	$2,008	$2,659
Uncertain tax positions	1,109	1,973
Other	390	468
Total other long-term liabilities	$3,507	$5,100

As further described in Note 10, “Other Non-Current Assets,” UNIFI maintains a nonqualified deferred compensation plan for certain key employees and reflects a long-term obligation for amounts due beyond 12 months.

Other primarily includes certain retiree and post-employment medical and disability liabilities.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

14. Income Taxes

Components of (Loss) Income Before Income Taxes

The components of (loss) income before income taxes consist of the following:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
U.S.	$(63,602)	$(63,773)	$(18,364)
Foreign	18,065	18,330	45,192
(Loss) income before income taxes	$(45,537)	$(45,443)	$26,828

Components of Provision for Income Taxes

Provision for income taxes consists of the following:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Current:
Federal	$(2,860)	$309	$(1,163)
State	203	(7)	2
Foreign	8,053	3,385	15,935
Total current tax expense	5,396	3,687	14,774
Deferred:
Federal	(123)	41	(630)
State	(162)	71	33
Foreign	(3,253)	(2,898)	(2,520)
Total deferred tax expense	(3,538)	(2,786)	(3,117)
Provision for income taxes	$1,858	$901	$11,657

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

Utilization of Net Operating Loss Carryforwards

Domestic deferred tax expense includes the utilization of federal net operating loss (“NOL”) carryforwards of $0, $200, and $110, for fiscal 2024, 2023, and 2022, respectively. Foreign deferred tax expense includes the utilization of NOL carryforwards of $896, $166, and $32 for fiscal 2024, 2023, and 2022, respectively. State deferred tax expense includes the utilization of NOL carryforwards of $0, $109, and $25 for fiscal 2024, 2023, and 2022, respectively.

Effective Tax Rate

Reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Federal statutory tax rate	21.0%	21.0%	21.0%
Change in valuation allowance	(24.6)	(30.8)	12.6
Repatriation of foreign earnings and withholding taxes	(7.6)	(7.4)	3.9
Foreign income taxed at different rates	(3.3)	(1.9)	10.7
U.S. tax on GILTI	(2.4)	(1.5)	0.2
Change in uncertain tax positions	(1.5)	(4.1)	2.4
Nondeductible compensation	(1.0)	(0.8)	2.1
Recovery of income taxes in Brazil	—	9.2	—
State income taxes, net of federal tax benefit	3.4	3.2	(1.3)
Tax expense on unremitted foreign earnings	3.4	3.0	5.5
Foreign tax credits	3.0	2.3	(0.5)
Research and other business credits	2.7	3.6	(4.0)
Interest on income taxes	1.8	—	—
Nontaxable income	1.2	2.5	(10.2)
IRS audit adjustment	0.2	—	—
Nondeductible expenses and other	(0.4)	(0.3)	1.1
Effective tax rate	(4.1)%	(2.0)%	43.5%

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Deferred Income Taxes

The significant components of UNIFI’s deferred tax assets and liabilities consist of the following:

	June 30, 2024	July 2, 2023
Deferred tax assets:
Capital loss carryforwards	$16,442	$16,390
NOL carryforwards	22,351	16,235
Tax credits	11,002	11,634
Research and development costs	11,845	9,137
Accrued compensation	1,575	1,396
Other items	8,503	5,614
Total gross deferred tax assets	71,718	60,406
Valuation allowance	(55,250)	(43,910)
Total deferred tax assets	16,468	16,496
Deferred tax liabilities:
PP&E	(10,624)	(11,901)
Unremitted earnings	(2,300)	(3,872)
Other	(21)	(148)
Total deferred tax liabilities	(12,945)	(15,921)
Net deferred tax assets	$3,523	$575

Deferred Income Taxes – Valuation Allowance

In assessing its ability to realize deferred tax assets, UNIFI considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. UNIFI considers the scheduled reversal of taxable temporary differences, taxable income in carryback years, cumulative losses in recent years, projected future taxable income, and tax planning strategies in making this assessment. Since UNIFI operates in multiple jurisdictions, the assessment is made on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on consideration of these items, management believes that UNIFI will be able to utilize a portion of foreign tax credits claimed by one of its non-U.S. subsidiaries in the foreseeable future, and has released $558 of valuation allowance previously applied to this deferred tax asset. Management has also determined that there is not enough positive evidence to support the realization of its deferred income tax asset balances of its U.S. consolidated group and certain foreign subsidiaries, and that a full valuation allowance against these deferred tax assets is warranted.as of June 30, 2024.

Components of UNIFI’s deferred tax valuation allowance are as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Capital loss carryforwards	$(16,442)	$(16,390)	$(16,318)
NOL carryforwards and reversing temporary differences	(29,091)	(16,235)	(4,570)
Tax credits	(9,717)	(10,800)	(10,779)
Other deferred tax assets	—	(485)	—
Total deferred tax valuation allowance	$(55,250)	$(43,910)	$(31,667)

During fiscal 2024, UNIFI’s valuation allowance increased by $11,340. The increase was primarily driven by an increase in the valuation allowance on federal and state NOL carryforwards, partially offset by a decrease in the valuation allowance following the conclusion of the IRS audit.

During fiscal 2023, UNIFI’s valuation allowance increased by $12,243. The increase was primarily driven by an increase in the valuation allowance on federal NOL and research credits carryforwards, partially offset by a decrease in the valuation allowance on foreign tax credits.

During fiscal 2022, UNIFI’s valuation allowance decreased by $5,313. The decrease was primarily driven by a decrease in the valuation allowance on foreign tax credits and capital loss carryforwards, offset by an increase in the valuation allowance on federal NOL and research credits carryforwards.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Unrecognized Tax Benefits

A reconciliation of beginning and ending gross amounts of unrecognized tax benefits is as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Balance at beginning of year	$4,353	$2,909	$2,590
Gross increases related to tax positions in prior periods	1,145	1,481	26
Gross decreases related to tax positions in prior periods	(1,015)	(45)	(115)
Gross increases related to current period tax positions	300	8	408
Gross decreases related to settlements with tax authorities	(1,553)	—	—
Gross decreases related to lapse of applicable statute of limitations	—	—	—
Balance at end of year	$3,230	$4,353	$2,909

Unrecognized tax benefits would generate a favorable impact of $1,406 on UNIFI’s effective tax rate if recognized. UNIFI does not expect material changes in uncertain tax positions within the next 12 months. (Benefit) expense for interest and penalties recognized by UNIFI within the provision for income taxes was $(657), $400, and $287 for fiscal 2024, 2023, and 2022, respectively. UNIFI had $302, $959, and $559 accrued for interest and/or penalties related to uncertain tax positions as of June 30, 2024, July 2, 2023, and July 3, 2022, respectively.

Expiration of NOL Carryforwards and Tax Credit Carryforwards

As of June 30, 2024, UNIFI had U.S. federal capital loss carryforwards of $16,442, U.S. federal NOL carryforwards of $14,378, U.S. state NOL carryforwards of $4,082, and foreign NOL carryforwards of $3,053. The NOL carryforwards begin expiring in varying amounts in fiscal 2025. As of June 30, 2024, UNIFI had the following carryforward attributes held outside of the U.S. consolidated tax filing group: U.S. federal NOL carryforwards of $319 and U.S. state NOL carryforwards of $519. The NOL carryforwards held outside of the U.S. consolidated tax filing group begin expiring in fiscal 2028. As of June 30, 2024, UNIFI had U.S. federal foreign tax credit carryforwards of $152 and foreign tax credit carryforwards in foreign jurisdictions of $3,003. The foreign tax credit carryforwards begin expiring in varying amounts in fiscal 2028. As of June 30, 2024, UNIFI had U.S. federal and state research and other business tax credit carryforwards of $7,847, which begin expiring in fiscal 2025. As of June 30, 2024, UNIFI had U.S. federal disallowed interest deduction carryforwards of $3,939.

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

In fiscal 2024, the Internal Revenue Service (the “IRS”) concluded the audit of UNIFI's domestic operations for fiscal 2014 through 2019 with a refund of $1,275, which has been received along with $457 of interest on the overpayments. No penalty or interest was assessed by the IRS. Following the conclusion of the IRS audit, UNIFI recorded a tax benefit of $(103) for audit related adjustments to its tax balances and reserves for uncertain tax positions, and a benefit of $853 from related penalties and interest, that have been effectively settled.

The IRS generally has three years after an original return is filed to assess income taxes. Fiscal years 2021 through 2023 are subject to examination. Certain carryforward tax attributes generated in years prior remain subject to examination and could change in subsequent tax years.

UNIFI is also subject to examination by various state and international tax authorities. The tax years subject to examination vary by jurisdiction. The statute of limitations for material foreign jurisdictions is five years, therefore tax years 2019 through 2023 are open for examination. Statues related to material US state jurisdictions are open from filing dates of state tax returns ended on June 30, 2020. Certain carryforward tax attributes generated in years prior remain subject to examination and could change in subsequent tax years.

The IRS audit settlement opened the statute of limitations of certain US state jurisdictions for tax years adjusted by the IRS of fiscal 2014 through 2019.

Indefinite Reinvestment Assertion

UNIFI considers $41,644 of its unremitted foreign earnings to be permanently reinvested to fund working capital requirements and operations abroad, and has therefore not recognized a deferred tax liability for the estimated future taxes that would be incurred upon repatriation. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, UNIFI could be subject to additional tax liabilities of approximately $10,906.

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

The following table summarizes UNIFI’s repurchases and retirements of its common stock under the 2018 SRP for the fiscal periods noted:

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal 2019	—	$—	$50,000
Fiscal 2020	84	$23.72	$48,008
Fiscal 2021	—	$—	$48,008
Fiscal 2022	617	$14.84	$38,859
Fiscal 2023	—	$—	$38,859
Fiscal 2024	—	$—	$38,859
Total	701	$15.90	$38,859

Repurchased shares are retired and have the status of authorized and unissued shares. The cost of the repurchased shares is recorded as a reduction to common stock to the extent of the par value of the shares acquired and the remainder is allocated between capital in excess of par value and retained earnings, on a pro rata basis.

No dividends were paid in the three most recent fiscal years.

16. Stock-Based Compensation

On October 23, 2013, UNIFI’s shareholders approved the Unifi, Inc. 2013 Incentive Compensation Plan (the “2013 Plan”). The 2013 Plan replaced the 2008 Unifi, Inc. Long-Term Incentive Plan (the “2008 LTIP”). No additional awards can be granted under the 2008 LTIP; however, prior awards outstanding under the 2008 LTIP remain subject to that plan’s provisions. The 2013 Plan authorized the issuance of 1,000 shares of common stock, subject to certain increases in the event outstanding awards under the 2008 LTIP expired, were forfeited, or otherwise terminated unexercised.

The 2013 Plan expired in accordance with its terms on October 24, 2018, and the Unifi, Inc. Amended and Restated 2013 Incentive Compensation Plan (the “Amended 2013 Plan”) became effective on that same day, upon approval by shareholders at UNIFI’s annual meeting of shareholders held on October 31, 2018. The Amended 2013 Plan set the number of shares available for future issuance pursuant to awards granted under the Amended 2013 Plan to 1,250 and removed provisions no longer applicable due to the recent changes to Section 162(m) of the Internal Revenue Code of 1986, as amended. The material terms and provisions of the Amended 2013 Plan are otherwise similar to those of the 2013 Plan.

On October 29, 2020, UNIFI’s shareholders approved the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (the “2020 Plan”). The 2020 Plan set the number of shares available for future issuance pursuant to awards granted under the 2020 Plan to 850. On October 31, 2023, UNIFI’s shareholders approved the First Amendment to the 2020 Plan (the "First Amendment", which increased the remaining share reserve by 1,100. No additional awards can be granted under prior plans; however, awards outstanding under a respective prior plan remain subject to that plan’s provisions.

The following table provides information as of June 30, 2024 with respect to the number of securities remaining available for future issuance under the 2020 Plan, as amended:

Authorized under the 2020 Plan	850
Plus: Share reserve increase from the First Amendment	1,100
Plus: Awards expired, forfeited or otherwise terminated unexercised	220
Less: Awards granted to employees	(1,106)
Less: Awards granted to non-employee directors	(197)
Available for issuance under the 2020 Plan	867

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Stock Options

No stock options, other than those routinely issued under an existing employee stock purchase plan, as further described below, were issued in fiscal 2024, 2023, and 2022.

A summary of stock option activity for fiscal 2024 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at July 2, 2023	941	$15.55
Granted	—	$—
Exercised	—	$—
Cancelled or forfeited	(19)	$22.89
Expired	(98)	$23.49
Outstanding at June 30, 2024	824	$14.44	5.6	$—
Vested and expected to vest as of June 30, 2024	824	$14.44	5.6	$—
Exercisable at June 30, 2024	491	$16.27	5.4	$—

Unrecognized compensation cost at June 30, 2024 and stock option activity for fiscal 2024, 2023 and 2022 were insignificant.

Stock Units and Share Units

During fiscal 2024, 2023, and 2022, UNIFI granted 349, 186, and 80 restricted stock units (“RSUs”), respectively, to certain key employees. The employee RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company common stock until such employee RSUs have vested and been distributed to the grantee in the form of Company common stock. The employee RSUs vest over a three-year period and will be converted into an equivalent number of shares of Company common stock (for distribution to the grantee) on each vesting date, unless the grantee has elected to defer the receipt of the shares of stock until separation from service. UNIFI estimated the weighted average fair value of each employee RSU granted during fiscal 2024, 2023, and 2022 to be $6.43, $8.58, and $23.45, respectively.

During fiscal 2024, 2023, and 2022, UNIFI granted 84, 61, and 32 vested share units (“VSUs”), respectively, to UNIFI’s non-employee directors. The VSUs became fully vested on the grant date but convey no rights of ownership in shares of Company common stock until such VSUs have been distributed to the grantee in the form of Company common stock. If a grantee defers his or her distribution, the VSUs are converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of service as a member of the Board. UNIFI estimated the fair value of each VSU granted during fiscal 2024, 2023, and 2022 to be $6.71, $9.51, and $22.03, respectively.

During fiscal 2024, 2023, and 2022, UNIFI granted 212, 150, and 53 performance share units (“PSUs”), respectively, to certain key employees. The employee PSUs are subject to a performance-based vesting restriction and convey no rights of ownership in shares of Company common stock until such employee PSUs have vested and been distributed to the grantee in the form of Company common stock. Consistent with the vesting provisions of each PSU, between 50% and 300% of the PSUs become vested, if at all, on the date that the associated performance metric is achieved, and will be converted into shares of Company common stock (for distribution to the grantee) on each vesting date, unless the grantee has elected to defer the receipt of the shares of stock until separation from service. The percentage of PSUs that vest is based on the metric achieved on the vesting date compared to the targeted metric defined in the award agreement. UNIFI estimated the weighted average fair value of each PSU granted during fiscal 2024, 2023 and 2022 to be $6.47, $8.43, and $23.27, respectively.

UNIFI estimates the fair value of RSUs, VSUs, and PSUs based on the market price of UNIFI’s common stock at the award grant date. A summary of RSU, VSU and PSU activity for fiscal 2024 is as follows:

	Non-vested	Weighted Average Grant Date Fair Value	Vested	Total	Weighted Average Grant Date Fair Value
Outstanding at July 2, 2023	480	$12.42	300	780	$15.42
Granted	645	$6.48	—	645	$6.48
Vested	(177)	$10.44	177	—	$—
Converted	—	$—	(162)	(162)	$15.43
Cancelled or forfeited	(219)	$11.88	—	(219)	$11.88
Outstanding at June 30, 2024	729	$7.80	315	1,044	$10.63

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

As of June 30, 2024, no outstanding PSUs were expected to vest and, accordingly, the associated compensation expense was $0. At June 30, 2024, the number of RSUs and VSUs vested and expected to vest was 761, with an aggregate intrinsic value of $4,484. The aggregate intrinsic value of the 315 vested RSUs and VSUs at June 30, 2024 was $1,852.

The unrecognized compensation cost related to the unvested RSUs at June 30, 2024 was $1,746, which is expected to be recognized over a weighted average period of 1.6 years.

For fiscal 2024, 2023, and 2022, the total intrinsic value of RSUs and VSUs converted was $978, $882, and $1,715, respectively. The tax benefit realized from the conversion of RSUs was $232, $165, and $260 for fiscal 2024, 2023, and 2022, respectively.

Employee Stock Purchase Plan

On October 27, 2021, Unifi, Inc.’s shareholders approved the Unifi, Inc. Employee Stock Purchase Plan (the “ESPP”), under which an aggregate of 100 shares of Company common stock have been authorized and reserved for issuance pursuant to the ESPP. The ESPP permits employees to purchase common stock through payroll deductions at 85 percent of the fair market value of Company common stock on a quarterly basis. For fiscal 2024 and 2023, 12 and 6 shares of common stock were purchased under the ESPP, respectively. As of June 30, 2024, 82 shares were available for purchase under the ESPP.

Stock-based compensation expense associated with options granted under the ESPP is measured at the grant date based on the fair value of the award, which is equal to the purchase discount, and is recognized over the service period (generally the vesting period) on a straight-line basis.

Summary

The total cost related to all stock-based compensation was as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Stock options	$157	$575	$928
RSUs and VSUs	1,856	2,120	2,253
ESPP	11	11	—
Total compensation cost	$2,024	$2,706	$3,181

In each of fiscal 2024, 2023, and 2022, UNIFI issued 7, 12, and 5 shares of common stock for $50, $110, and $110 of expense, respectively, in connection with Board compensation.

The total income tax benefit recognized for stock-based compensation was $366, $377, and $386 for fiscal 2024, 2023, and 2022, respectively.

As of June 30, 2024, total unrecognized compensation costs related to all unvested stock-based compensation arrangements were $1,836. The weighted average period over which these costs are expected to be recognized is 1.6 years.

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

The following table presents the employer matching contribution expense related to the 401(k) Plan:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Matching contribution expense	$2,787	$2,967	$3,215

Non-qualified Deferred Compensation Plan

The DCP, established in fiscal 2022, is an unfunded non-qualified deferred compensation plan in which certain key employees are eligible to participate. Under the DCP, participants may elect to defer all or a portion of their annual cash incentive compensation to their account. The deferred amounts are paid in accordance with each participant’s elections. In addition to elective deferrals, the DCP assumed the obligations of the SERP, which includes amounts credited to eligible employees’ accounts based on a percentage of their annual base compensation. Amounts due within the next operating cycle are reflected in Other current liabilities and the remaining DCP obligation is reflected in Other long-term liabilities. The total DCP obligation as of June 30, 2024 and July 2, 2023, was $3,096 and $2,669, respectively.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

18. Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

	Foreign Currency Translation Adjustments	Changes in Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at June 27, 2021	$(52,480)	$(952)	$(53,432)
Other comprehensive (loss) income, net of tax	(7,125)	952	(6,173)
Balance at July 3, 2022	$(59,605)	$—	$(59,605)

Other comprehensive income, net of tax	5,714	—	5,714
Balance at July 2, 2023	$(53,891)	$—	$(53,891)

Other comprehensive loss, net of tax	(14,898)	—	(14,898)
Balance at June 30, 2024	$(68,789)	$—	$(68,789)

A summary of other comprehensive (loss) income for fiscal 2024, 2023, and 2022 is provided as follows:

	Fiscal 2024			Fiscal 2023			Fiscal 2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(14,898)	$—	$(14,898)	$5,714	$—	$5,714	$(7,125)	$—	$(7,125)
Changes in interest rate swaps, net of reclassification adjustments	—	—	—	—	—	—	1,234	(282)	952
Other comprehensive (loss) income, net	$(14,898)	$—	$(14,898)	$5,714	$—	$5,714	$(5,891)	$(282)	$(6,173)

19. Computation of Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Basic EPS
Net (loss) income	$(47,395)	$(46,344)	$15,171
Weighted average common shares outstanding	18,154	18,037	18,429
Basic EPS	$(2.61)	$(2.57)	$0.82
Diluted EPS
Net (loss) income	$(47,395)	$(46,344)	$15,171
Weighted average common shares outstanding	18,154	18,037	18,429
Net potential common share equivalents	—	—	439
Adjusted weighted average common shares outstanding	18,154	18,037	18,868
Diluted EPS	$(2.61)	$(2.57)	$0.80
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	491	—	225
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	333	333	333

The calculation of earnings per common share is based on the weighted average number of UNIFI’s common shares outstanding for the applicable period. The calculation of diluted earnings per common share presents the effect of all potential dilutive common shares that were outstanding during the respective period, unless the effect of doing so is anti-dilutive.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

20. Other Operating Expense (Income), Net

Other operating expense (income), net primarily consists of the following:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Foreign currency transaction losses (gains)	$376	$(1,104)	$(468)
Net loss on sale or disposal of assets	62	278	48
Impairment for asset abandonment (1)	—	8,247	—
Contract modification costs (2)	—	623	—
Other, net	295	(188)	262
Other operating expense (income), net	$733	$7,856	$(158)

(1)
In fiscal 2023, UNIFI abandoned certain specialized machinery in the Americas and recorded an impairment charge.
(2)
In fiscal 2023, UNIFI amended certain existing contracts related to future purchases of texturing machinery by delaying the scheduled receipt and installation of such equipment for approximately 18 months. UNIFI paid the associated vendor $623 to establish the 18-month delay.

21. Commitments and Contingencies

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

Unconditional Obligations

UNIFI is a party to unconditional obligations for certain utility and other purchase or service commitments. These commitments are non-cancelable, have remaining terms in excess of one year, and qualify as normal purchases.

On a fiscal year basis, the minimum payments expected to be made as part of such commitments are as follows:

	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Thereafter
Unconditional purchase obligations	$10,970	$20,211	$2,202	$1,991	$—	$—
Unconditional service obligations	2,455	972	916	750	579	—
Total unconditional obligations	$13,425	$21,183	$3,118	$2,741	$579	$—

For fiscal 2024, 2023, and 2022 total costs incurred under these commitments consist of the following:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Costs for unconditional purchase obligations	$26,389	$23,567	$24,236
Costs for unconditional service obligations	1,134	1,158	912
Total	$27,523	$24,725	$25,148

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

22. Related Party Transactions

Related party balances and transactions are not material to the consolidated financial statements and, accordingly, are not presented separately from other financial statement captions.

There were no related party receivables as of June 30, 2024 and July 2, 2023, and there were no revenues derived from related parties in the current and prior two fiscal years.

Mr. Kenneth G. Langone, a member of the Board, is a director, shareholder and non-executive Chairman of the Board of Directors of Salem Holding Company. UNIFI leases tractors and trailers from Salem Leasing Corporation, a wholly owned subsidiary of Salem Holding Company. In addition to the monthly lease payments, UNIFI also incurs expenses for routine repair and maintenance, fuel, and other expenses. These leases do not contain renewal options, purchase options, or escalation clauses with respect to the minimum lease charges.

Related party payables for Salem Leasing Corporation consist of the following:

	June 30, 2024	July 2, 2023
Accounts payable	$464	$457
Operating lease obligations	301	502
Finance lease obligations	2,374	3,677
Total related party payables	$3,139	$4,636

Related party transactions for the current and prior two fiscal years consist of the matters in the table below:

Affiliated Entity	Transaction Type	Fiscal 2024	Fiscal 2023	Fiscal 2022
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$4,647	$4,568	$4,343

23. Business Segment Information

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

UNIFI's three reportable segments are organized as follows:

•
The operations within the Americas Segment exhibit similar long-term economic characteristics and primarily sell into an economic trading zone covered by the United States-Mexico-Canada Agreement and the Dominican Republic-Central America Free Trade Agreement to similar customers utilizing similar methods of distribution. These operations derive revenues primarily from manufacturing synthetic and recycled textile products with sales primarily to yarn manufacturers, knitters, and weavers that produce yarn and/or fabric for the apparel, hosiery, automotive, home furnishings, industrial, medical, and other end-use markets principally in North and Central America. The Americas Segment consists of sales and manufacturing operations in the U.S., El Salvador, and Colombia.
•
The Brazil Segment primarily manufactures and sells polyester-based products to knitters and weavers that produce fabric for the apparel, automotive, home furnishings, industrial, and other end-use markets principally in Brazil. The Brazil Segment includes a manufacturing location and sales offices in Brazil.
•
The operations within the Asia Segment exhibit similar long-term economic characteristics and sell to similar customers utilizing similar methods of distribution primarily in Asia and Europe. The Asia Segment primarily sources synthetic and recycled textile products from third-party suppliers and sells to yarn manufacturers, knitters, and weavers that produce fabric for the apparel, automotive, home furnishings, industrial, and other end-use markets principally in Asia and Europe. The Asia Segment includes sales offices in China, Turkey, and Hong Kong.

UNIFI evaluates the operating performance of its segments based upon Segment Profit, which represents segment gross profit (loss) plus segment depreciation expense. This measurement of segment profit or loss best aligns segment reporting with the current assessments and evaluations performed by, and information provided to, the CODM.

The accounting policies for the segments are consistent with UNIFI’s accounting policies. Intersegment sales are omitted from segment disclosures, as they are (i) insignificant to UNIFI’s segments and eliminated from consolidated reporting and (ii) excluded from segment evaluations performed by the CODM. However, intersegment technologies expense charged from the Americas Segment to the Asia Segment is not eliminated from segment results. The technologies expense (i) reflects the sharing of certain manufacturing know-how, processes, and product technical information and design and (ii) is included in the segment evaluations performed by the CODM.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Selected financial information is presented below:

	Fiscal 2024
	Americas	Brazil	Asia	Total
Net sales	$344,256	$117,783	$120,170	$582,209
Cost of sales	361,886	103,028	100,679	565,593
Gross (loss) profit	(17,630)	14,755	19,491	16,616
Segment depreciation expense	22,154	3,257	10	25,421
Segment Profit	$4,524	$18,012	$19,501	$42,037

	Fiscal 2023
	Americas	Brazil	Asia	Total
Net sales	$389,662	$119,062	$114,803	$623,527
Cost of sales	404,321	106,900	98,065	609,286
Gross (loss) profit	(14,659)	12,162	16,738	14,241
Segment depreciation expense	22,044	2,035	—	24,079
Segment Profit	$7,385	$14,197	$16,738	$38,320

	Fiscal 2022
	Americas	Brazil	Asia	Total
Net sales	$483,085	$126,066	$206,607	$815,758
Cost of sales	458,617	98,925	177,731	735,273
Gross profit	24,468	27,141	28,876	80,485
Segment depreciation expense	21,153	1,500	—	22,653
Segment Profit	$45,621	$28,641	$28,876	$103,138

The reconciliations of segment gross profit to consolidated (loss) income before income taxes are as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Americas	$(17,630)	$(14,659)	$24,468
Brazil	14,755	12,162	27,141
Asia	19,491	16,738	28,876
Segment gross profit	16,616	14,241	80,485
SG&A	46,632	47,345	52,489
Provision (benefit) for bad debts	1,571	(89)	(445)
Restructuring costs	5,101	—	—
Other operating expense (income), net	733	7,856	(158)
Operating (loss) income	(37,421)	(40,871)	28,599
Interest income	(2,136)	(2,109)	(1,524)
Interest expense	9,862	7,577	3,085
Equity in loss (earnings) of unconsolidated affiliates	390	(896)	(605)
Recovery of non-income taxes, net	—	—	815
(Loss) income before income taxes	$(45,537)	$(45,443)	$26,828

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Americas	$22,154	$22,044	$21,153
Brazil	3,257	2,035	1,500
Asia	10	—	—
Segment depreciation expense	25,421	24,079	22,653
Other depreciation and amortization expense	2,248	3,107	3,554
Depreciation and amortization expense	$27,669	$27,186	$26,207

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Americas	$8,843	$25,943	$29,841
Brazil	1,815	10,244	9,253
Asia	247	41	236
Segment capital expenditures	10,905	36,228	39,330
Other capital expenditures	284	206	301
Capital expenditures	$11,189	$36,434	$39,631

The reconciliations of segment total assets to consolidated total assets are as follows:

	June 30, 2024	July 2, 2023
Americas	$300,977	$334,303
Brazil	96,728	115,676
Asia	44,956	60,752
Segment total assets	442,661	510,731
Other current assets	5,480	5,179
Other PP&E	12,501	15,034
Other operating lease assets	1,522	504
Other non-current assets	5,477	4,374
Investments in unconsolidated affiliates	1,603	2,997
Total assets	$469,244	$538,819

Geographic Data

Net Sales	Fiscal 2024	Fiscal 2023	Fiscal 2022
U.S.	$314,027	$355,197	$430,381
Brazil	117,783	119,061	126,066
China	112,650	100,183	185,558
Remaining Foreign Countries	37,749	49,086	73,753
Total	$582,209	$623,527	$815,758

Export sales from UNIFI’s U.S. operations to external customers	$65,666	$52,051	$74,589

The net sales amounts are based on the operating locations from where the items were produced or distributed.

Long-Lived Assets	June 30, 2024	July 2, 2023
U.S.	$167,134	$184,249
Brazil	30,569	36,945
China	1,375	968
Remaining Foreign Countries	15,841	18,658
Total	$214,919	$240,820

Long-lived assets are comprised of PP&E, net; operating lease assets; intangible assets, net; investments in unconsolidated affiliates; and other non-current assets.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

24. Quarterly Results (Unaudited)

Quarterly financial data and selected highlights are as follows:

	For the Fiscal Quarter Ended
	October 1, 2023	December 31, 2023	March 31, 2024	June 30, 2024
Net sales (1)	$138,844	$136,917	$148,996	$157,452
Gross (loss) profit (2)	(575)	1,636	4,764	10,791
Net loss (3)	(13,270)	(19,846)	(10,295)	(3,984)
Net loss per common share:
Basic (4)	$(0.73)	$(1.10)	$(0.57)	$(0.22)
Diluted (4)	$(0.73)	$(1.10)	$(0.57)	$(0.22)

	For the Fiscal Quarter Ended
	October 2, 2022	January 1, 2023	April 2, 2023	July 2, 2023
Net sales (5)	$179,519	$136,212	$156,738	$151,058
Gross profit (loss) (6)	6,563	(8,000)	9,653	6,025
Net loss (7)	(7,834)	(18,037)	(5,184)	(15,289)
Net loss per common share:
Basic (4)	$(0.44)	$(1.00)	$(0.29)	$(0.85)
Diluted (4)	$(0.44)	$(1.00)	$(0.29)	$(0.85)

(1)
Net sales for fiscal 2024 includes lower volumes in the Americas and Asia Segments as a result of lower global demand in connection with inventory destocking efforts of major brands and retailers.

(2)
Gross (loss) profit for our domestic operations for all fiscal quarters of fiscal 2024 was impacted by higher manufacturing costs and lower conversion margins.

(3)
Net loss for our domestic operations for all fiscal quarters of fiscal 2024 includes the adverse pressures on gross (loss) profit. Net loss for fiscal 2024 includes both a loss on dissolution of a joint venture and severance costs.

(4)
Loss per share is computed independently for each of the periods presented. The sum of the loss per share amounts for the fiscal quarters may not equal the total for the fiscal year.

(5)
Net sales for all fiscal quarters of fiscal 2023 includes adverse demand pressures in the Americas and Asia Segments.

(6)
Gross profit (loss) for our domestic operations for all fiscal quarters of fiscal 2023 was impacted by lower production volumes driving weaker fixed cost absorption in connection with lower sales volumes.

(7)
Net loss for our domestic operations for all fiscal quarters of fiscal 2023 includes the adverse pressures on gross profit (loss). Net loss for the fourth quarter of fiscal 2023 includes an impairment further described in Note 9, "Property, Plant and Equipment, Net."

25. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Interest, net of capitalized interest of $196, $530, and $396, respectively	$9,524	$5,820	$2,921
Income taxes, net of refunds	5,758	6,069	13,045

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds. Fiscal 2022 includes an income tax payment of $3,749 related to the recovery of non-income taxes described in Note 8, “Other Current Assets.”

Non-Cash Investing and Financing Activities

As of June 30, 2024, July 2, 2023, and July 3, 2022, $879, $1,137, and $2,456, respectively, were included in accounts payable for unpaid capital expenditures.

During fiscal years ended June 30, 2024, July 2, 2023, and July 3, 2022, UNIFI recorded non-cash activity relating to finance leases of $1,633, $5,629, and $2,493, respectively.

In connection with the commencement of the 2022 Credit Agreement in October 2022, $52,500 of borrowings outstanding on the revolving credit facility were transferred to the term loan, such that revolver borrowings were reduced by $52,500 and term loan borrowings were increased by $52,500 with no flow of cash.