Form 10-Q
period 2024-09-29
UNIFI INC
filed 2024-11-06
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2024

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

As of November 1, 2024, there were 18,267,203 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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
•
the impact of tax laws, the judicial or administrative interpretations of tax laws, and/or changes in such laws or interpretations; and
•
other factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 or in the Company’s other periodic reports and information filed with the Securities and Exchange Commission (the “SEC”).

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

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2024

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 29, 2024	June 30, 2024
ASSETS
Cash and cash equivalents	$13,703	$26,805
Receivables, net	77,885	79,165
Inventories	145,350	131,181
Income taxes receivable	1,355	164
Other current assets	12,923	11,618
Total current assets	251,216	248,933
Property, plant and equipment, net	189,744	193,723
Operating lease assets	8,411	8,245
Deferred income taxes	5,156	5,392
Other non-current assets	12,452	12,951
Total assets	$466,979	$469,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$41,250	$43,622
Income taxes payable	1,510	754
Current operating lease liabilities	2,434	2,251
Current portion of long-term debt	12,153	12,277
Other current liabilities	18,923	17,662
Total current liabilities	76,270	76,566
Long-term debt	119,324	117,793
Non-current operating lease liabilities	6,092	6,124
Deferred income taxes	1,869	1,869
Other long-term liabilities	3,715	3,507
Total liabilities	207,270	205,859

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,257,103 and 18,251,545 shares issued and outstanding as of September 29, 2024 and June 30, 2024, respectively)	1,826	1,825
Capital in excess of par value	71,419	70,952
Retained earnings	251,765	259,397
Accumulated other comprehensive loss	(65,301)	(68,789)
Total shareholders’ equity	259,709	263,385
Total liabilities and shareholders’ equity	$466,979	$469,244

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended
	September 29, 2024	October 1, 2023
Net sales	$147,372	$138,844
Cost of sales	137,914	139,419
Gross profit (loss)	9,458	(575)
Selling, general and administrative expenses	11,842	11,609
Provision (benefit) for bad debts	312	(209)
Other operating expense, net	520	54
Operating loss	(3,216)	(12,029)
Interest income	(257)	(581)
Interest expense	2,507	2,485
Equity in earnings of unconsolidated affiliates	(11)	(200)
Loss before income taxes	(5,455)	(13,733)
Provision (benefit) for income taxes	2,177	(463)
Net loss	$(7,632)	$(13,270)

Net loss per common share:
Basic	$(0.42)	$(0.73)
Diluted	$(0.42)	$(0.73)

Comprehensive loss:

	For the Three Months Ended
	September 29, 2024	October 1, 2023
Net loss	$(7,632)	$(13,270)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,488	(5,540)
Other comprehensive income (loss), net	3,488	(5,540)
Comprehensive loss	$(4,144)	$(18,810)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2024	18,252	$1,825	$70,952	$259,397	$(68,789)	$263,385
Options exercised	5	1	32	—	—	33
Stock-based compensation	—	—	435	—	—	435
Other comprehensive gain, net of tax	—	—	—	—	3,488	3,488
Net loss	—	—	—	(7,632)	—	(7,632)
Balance at September 29, 2024	18,257	$1,826	$71,419	$251,765	$(65,301)	$259,709

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at July 2, 2023	18,081	$1,808	$68,901	$306,792	$(53,891)	$323,610
Options exercised	3	—	21	—	—	21
Conversion of equity units	1	—	—	—	—	—
Stock-based compensation	—	—	209	—	—	209
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	—	—	(1)	—	—	(1)
Other comprehensive loss, net of tax	—	—	—	—	(5,540)	(5,540)
Net loss	—	—	—	(13,270)	—	(13,270)
Balance at October 1, 2023	18,085	$1,808	$69,130	$293,522	$(59,431)	$305,029

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	September 29, 2024	October 1, 2023
Cash and cash equivalents at beginning of period	$26,805	$46,960
Operating activities:
Net loss	(7,632)	(13,270)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Equity in earnings of unconsolidated affiliates	(11)	(200)
Depreciation and amortization expense	6,547	7,026
Non-cash compensation expense	435	212
Deferred income taxes	344	(679)
Other, net	80	(62)
Changes in assets and liabilities:
Receivables, net	2,221	4,111
Inventories	(12,851)	12,608
Other current assets	(1,091)	2,126
Income taxes	(462)	(1,148)
Accounts payable and other current liabilities	(460)	(3,432)
Other, net	46	(173)
Net cash (used) provided by operating activities	(12,834)	7,119

Investing activities:
Capital expenditures	(2,018)	(2,937)
Other, net	—	457
Net cash used by investing activities	(2,018)	(2,480)

Financing activities:
Proceeds from ABL Revolver	47,500	31,100
Payments on ABL Revolver	(43,000)	(27,500)
Payments on ABL Term Loan	(2,300)	(2,300)
Payments on finance lease obligations	(808)	(713)
Other, net	(162)	17
Net cash provided by financing activities	1,230	604

Effect of exchange rate changes on cash and cash equivalents	520	(688)
Net (decrease) increase in cash and cash equivalents	(13,102)	4,555
Cash and cash equivalents at end of period	$13,703	$51,515

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

UNIFI maintains one of the textile industry’s most comprehensive product offerings that includes a range of specialized, value-added, and commodity solutions, with principal geographic markets in North America, Central America, South America, Asia, and Europe. UNIFI has direct manufacturing operations in four countries and participates in a joint venture with operations in the United States (the “U.S.”).

2. Basis of Presentation; Condensed Notes

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. As contemplated by the instructions of the SEC to Form 10-Q, the following notes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to UNIFI’s year-end audited consolidated financial statements and related notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “2024 Form 10-K”).

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

The fiscal quarter for each of Unifi, Inc., its primary domestic operating subsidiaries and its subsidiary in El Salvador ended on September 29, 2024. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal quarter ended on September 30, 2024. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ fiscal quarter end. The three-month periods ended September 29, 2024 and October 1, 2023 both consisted of 13 weeks.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU is effective this fiscal year for annual reporting and in the first quarter of fiscal 2026 for interim reporting, with early adoption permitted. UNIFI has not adopted this standard. UNIFI is currently evaluating the impact on the Company’s disclosures but does not expect this standard will have a material impact on its consolidated financial position, results of operations, or cash flows.

Based on UNIFI’s review of ASUs issued since the filing of the 2024 Form 10-K, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on UNIFI’s consolidated financial statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Revenue

The following tables present net sales disaggregated by (i) classification of customer type and (ii) REPREVE® Fiber sales:

Third-Party Manufacturer

	For the Three Months Ended
	September 29, 2024	October 1, 2023
Third-party manufacturer	$146,219	$137,620
Service	1,153	1,224
Net sales	$147,372	$138,844

	For the Three Months Ended
	September 29, 2024	October 1, 2023
REPREVE® Fiber	$44,742	$42,461
All other products and services	102,630	96,383
Net sales	$147,372	$138,844

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

5. Long-Term Debt

Debt Obligations

The following table and narrative presents the detail of UNIFI’s debt obligations. Capitalized terms not otherwise defined within this Note shall have the meanings attributed to them in the Second Amended and Restated Credit Agreement, dated as of October 28, 2022 (the "2022 Credit Agreement") as amended.

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	September 29, 2024	September 29, 2024	June 30, 2024
ABL Revolver	October 2027	7.4%	$24,200	$19,700
ABL Term Loan	October 2027	8.1%	98,900	101,200
Finance lease obligations	(1)	5.2%	8,591	9,399
Total debt			131,691	130,299
Current ABL Term Loan			(9,200)	(9,200)
Current portion of finance lease obligations			(2,953)	(3,077)
Unamortized debt issuance costs			(214)	(229)
Total long-term debt			$119,324	$117,793

(1)
Scheduled maturity dates for finance lease obligations range from March 2025 to September 2028.

ABL Facility and Amendments

On September 5, 2024, UNIFI, Inc. and certain of its subsidiaries entered into a First Amendment to the Second Amended and Restated Credit Agreement (the “First Amendment”) with a syndicate of lenders. The First Amendment primarily (i) permits the sale of a Company-owned real estate asset (consisting of an industrial warehouse building and land acreage) located in Yadkinville, North Carolina with application of the net proceeds to reduce the outstanding ABL Revolver balance, in lieu of the prescribed mandatory prepayment to the ABL Term Loan; (ii) reduces the Maximum Revolver Amount from $115,000 to $80,000; (iii) modifies the definition of the Trigger Level as of any date of determination to the greater of (a) $16,500 and (b) 10% of the sum of (i) the Maximum Revolver Amount plus (ii) the outstanding principal amount of the ABL Term Loan on such date of determination; (iv) increases the range of the

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Applicable Margin on (a) SOFR-based loans to a new range of 1.50% to 2.00% and (b) Base Rate-based loans to a new range of 0.50% to 1.00%, with such new ranges of Applicable Margin rates becoming immediately effective and continuing until the Company achieves a Fixed Charge Coverage Ratio of 1.05 to 1.00 or better; (v) for a Term Loan Reset, establishes an additional requirement to obtain lender approval; and (vi) modifies certain terms and conditions of the Credit Agreement including, but not limited to, Swing Loans, Letter of Credit sublimits, and costs related to normal course collateral valuations for the ABL Facility.

Subsequent Event

On October 25, 2024, UNIFI entered into a new credit agreement with Wells Fargo Bank, National Association for a $25,000 revolving credit facility (the "2024 Facility"). The maturity date of the 2024 Facility is the earlier of (i) October 28, 2027 and (ii) the termination or refinancing of the 2022 Credit Agreement. The 2024 Facility is deemed unsecured financing for UNIFI, but is collateralized by certain assets pledged by related party Kenneth G. Langone, one of the members of UNIFI's Board of Directors. Borrowings under the 2024 Facility bear interest at a rate of SOFR plus 0.90%. The 2024 Facility contains no additional financial covenants beyond those already in effect for the 2022 Credit Agreement and is subject to a monthly unused line fee of 0.25% on available borrowing capacity. As of the report date, no amounts had been borrowed against the 2024 Facility.

6. Income Taxes

The provision (benefit) for income taxes and effective tax rate were as follows:

	For the Three Months Ended
	September 29, 2024	October 1, 2023
Provision (benefit) for income taxes	$2,177	$(463)
Effective tax rate	(39.9)%	3.4%

Income Tax Expense

UNIFI’s provision (benefit) for income taxes for the three months ended September 29, 2024 and October 1, 2023 was calculated by applying the estimated annual effective tax rate to year-to-date pre-tax book income and adjusting for discrete items that occurred during the period.

The effective tax rate for the three months ended September 29, 2024 and October 1, 2023 varied from the U.S. federal statutory rate primarily due to the U.S. generated losses for which UNIFI does not expect to realize a future tax benefit.

During the three months ended October 1, 2023, the Internal Revenue Service (the “IRS”) audit of fiscal years 2014 through 2019 was concluded with a net refund of $1,248. The impact from the audit adjustments to the prior periods was insignificant.

Unrecognized Tax Benefits

UNIFI regularly assesses the outcomes of both completed and ongoing examinations to ensure that its provision for income taxes is sufficient. Certain returns that remain open to examination have utilized carryforward tax attributes generated in prior tax years, including net operating losses, which could potentially be revised upon examination.

Following the conclusion of the IRS audit during the period ended October 1, 2023, UNIFI adjusted the uncertain tax positions for fiscal years 2014 through 2019 that were effectively settled. The impact from releasing the netted uncertain tax position liabilities was insignificant.

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

8. Stock-Based Compensation

On October 31, 2023, UNIFI’s shareholders approved a First Amendment (the "First Amendment") to the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (the “2020 Plan”). The 2020 Plan set the initial number of shares available for future issuance (“share reserve”) pursuant to awards granted under the 2020 Plan to 850. The First Amendment increased the remaining share reserve by 1,100. No additional awards can be granted under prior plans; however, awards outstanding under a respective prior plan remain subject to that plan’s provisions.

The following table provides information as of September 29, 2024 with respect to the number of securities remaining available for future issuance under the 2020 Plan, as amended:

Authorized under the 2020 Plan	850
Plus: Share reserve increase from the First Amendment	1,100
Plus: Awards expired, forfeited, or otherwise terminated unexercised	220
Less: Awards granted to employees	(1,106)
Less: Awards granted to non-employee directors	(204)
Available for issuance under the 2020 Plan	860

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended
	September 29, 2024	October 1, 2023
Net loss	$(7,632)	$(13,270)
Basic weighted average shares	18,255	18,084
Net potential common share equivalents	—	—
Diluted weighted average shares	18,255	18,084
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	478	590
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	333	333

The calculation of EPS is based on the weighted average number of Unifi, Inc.’s common shares outstanding for the applicable period. The calculation of diluted EPS presents the effect of all potential dilutive common shares that were outstanding during the respective period, unless the effect of doing so is anti-dilutive.

10. Commitments and Contingencies

Collective Bargaining Agreements

While employees of UNIFI’s Brazilian operations are unionized, none of the labor force employed by UNIFI’s domestic or other foreign subsidiaries is currently covered by a collective bargaining agreement.

11. Related Party Transactions

Related party balances and transactions are not material to the condensed consolidated financial statements and, accordingly, are not presented separately from other financial statement captions.

There were no related party receivables as of September 29, 2024 and June 30, 2024.

Related party payables for Salem Leasing Corporation consisted of the following:

	September 29, 2024	June 30, 2024
Accounts payable	$403	$464
Operating lease obligations	251	301
Finance lease obligations	2,043	2,374
Total related party payables	$2,697	$3,139

The following were the Company’s significant related party transactions:

		For the Three Months Ended
Affiliated Entity	Transaction Type	September 29, 2024	October 1, 2023
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$1,161	$1,209

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Business Segment Information

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

UNIFI evaluates the operating performance of its segments based upon Segment (Loss) Profit, which represents segment gross (loss) profit plus segment depreciation expense. This measurement of segment profit or loss best aligns segment reporting with the current assessments and evaluations performed by, and information provided to, the CODM.

The accounting policies for the segments are consistent with UNIFI’s accounting policies. Intersegment sales are omitted from segment disclosures, as they are (i) insignificant to UNIFI’s segments and eliminated from consolidated reporting and (ii) excluded from segment evaluations performed by the CODM.

Selected financial information is presented below:

	For the Three Months Ended September 29, 2024
	Americas	Brazil	Asia	Total
Net sales	$86,283	$34,310	$26,779	$147,372
Cost of sales	87,661	26,373	23,880	137,914
Gross (loss) profit	(1,378)	7,937	2,899	9,458
Segment depreciation expense	5,410	741	17	6,168
Segment Profit	$4,032	$8,678	$2,916	$15,626

	For the Three Months Ended October 1, 2023
	Americas	Brazil	Asia	Total
Net sales	$81,573	$29,909	$27,362	$138,844
Cost of sales	88,953	27,742	22,724	139,419
Gross (loss) profit	(7,380)	2,167	4,638	(575)
Segment depreciation expense	5,497	840	—	6,337
Segment (Loss) Profit	$(1,883)	$3,007	$4,638	$5,762

The reconciliations of segment gross profit (loss) to consolidated loss before income taxes are as follows:

	For the Three Months Ended
	September 29, 2024	October 1, 2023
Americas	$(1,378)	$(7,380)
Brazil	7,937	2,167
Asia	2,899	4,638
Segment gross profit (loss)	9,458	(575)
Selling, general and administrative expenses	11,842	11,609
Provision (benefit) for bad debts	312	(209)
Other operating expense, net	520	54
Operating loss	(3,216)	(12,029)
Interest income	(257)	(581)
Interest expense	2,507	2,485
Equity in earnings of unconsolidated affiliates	(11)	(200)
Loss before income taxes	$(5,455)	$(13,733)

There have been no material changes in segment assets during fiscal 2025.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Investments in Unconsolidated Affiliates

Included within Other non-current assets are UNIFI’s investments in unconsolidated affiliates: U.N.F. Industries, Ltd. (“UNF”) and UNF America LLC (“UNFA”).

U.N.F. Industries, Ltd.

In December 2023, UNIFI dissolved its interest in UNF under an agreement whereby UNIFI agreed to pay the former joint venture partner $2,750 and recorded it as an associated contract termination cost within Restructuring costs on the Condensed Consolidated Statements of Operations and Comprehensive Loss. UNIFI made a payment to the former joint venture partner of $1,200 in the second quarter of fiscal 2024 and the remaining $1,550 was paid in the third quarter of fiscal 2024. Accordingly, the balance sheet information presented below as of September 29, 2024 does not include any amounts related to UNF.

UNF America LLC

Raw material and production services for UNFA are provided by Nilit America Inc. under separate supply and services agreements. UNFA’s fiscal year end is December 31, and it is a limited liability company located in Ridgeway, Virginia. UNFA is treated as a partnership for its income tax reporting.

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA. The supply agreement has no stated minimum purchase quantities and pricing is typically negotiated every six months, based on market rates. As of September 29, 2024, UNIFI’s open purchase orders related to this supply agreement, all with UNFA, were $1,465.

UNIFI’s raw material purchases under this supply agreement consisted of the following:

	For the Three Months Ended
	September 29, 2024	October 1, 2023
UNFA	$3,689	$3,126
UNF	—	—
Total	$3,689	$3,126

As of September 29, 2024 and June 30, 2024, UNIFI had accounts payable due to UNFA of $1,403 and $2,197.

UNIFI has determined that UNF was, and UNFA is, a variable interest entity and has also determined that UNIFI has been the primary beneficiary of these entities, based on the terms of the supply agreement. As a result, these entities should be consolidated with UNIFI’s financial results. As (i) UNIFI purchases substantially all of the output and all intercompany sales would be eliminated in consolidation, (ii) the entity balance sheets constitute 5% or less of UNIFI’s current assets and total assets, and (iii) such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements and instead is accounting for these entities as equity investments. The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy. Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to UNFA. As of September 29, 2024 and June 30, 2024, UNIFI’s investment in UNFA was $1,599 and $1,603, respectively.

Condensed balance sheet and income statement information for UNIFI’s unconsolidated affiliates (including reciprocal balances) are presented in the tables below.

	September 29, 2024	June 30, 2024
Current assets	$5,954	$5,758
Non-current assets	453	458
Current liabilities	3,208	3,009
Non-current liabilities	—	—
Shareholders’ equity and capital accounts	3,199	3,207

UNIFI’s portion of undistributed earnings	1,540	1,544

	For the Three Months Ended
	September 29, 2024	October 1, 2023
Net sales	$4,210	$4,741
Gross profit	515	638
(Loss) income from operations	(8)	196
Net (loss) income	(8)	165
Depreciation and amortization	7	14

Distribution received	—	—

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Three Months Ended
	September 29, 2024	October 1, 2023
Interest, net of capitalized interest of $38 and $62, respectively	$2,368	$2,443
Income tax payments, net	2,558	1,633

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds.

Non-Cash Investing and Financing Activities

As of September 29, 2024 and June 30, 2024, $772 and $879, respectively, were included in accounts payable for unpaid capital expenditures. As of October 1, 2023 and July 2, 2023, $1,084 and $1,137, respectively, were included in accounts payable for unpaid capital expenditures.

During the three months ended September 29, 2024 and October 1, 2023, UNIFI recorded non-cash activity relating to finance leases of $0 and $1,633, respectively.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15. Other Financial Data

Select balance sheet information is presented in the following table.

	September 29, 2024	June 30, 2024
Receivables, net:
Customer receivables	$79,089	$80,050
Allowance for uncollectible accounts	(3,036)	(2,713)
Reserves for quality claims	(835)	(745)
Net customer receivables	75,218	76,592
Banker's acceptance notes	1,632	1,326
Other receivables	1,035	1,247
Total receivables, net	$77,885	$79,165

Inventories:
Raw materials	$57,696	$49,391
Supplies	12,206	12,160
Work in process	8,696	8,994
Finished goods	70,122	64,449
Gross inventories	148,720	134,994
Net realizable value adjustment	(3,370)	(3,813)
Total inventories	$145,350	$131,181

Other current assets:
Assets held for sale (1)	$3,798	$3,781
Vendor deposits	3,579	2,633
Prepaid expenses and other	2,554	2,133
Value-added taxes receivable	2,454	2,510
Contract assets	538	561
Total other current assets	$12,923	$11,618

Property, plant and equipment, net:
Land	$1,904	$1,897
Land improvements	16,409	16,409
Buildings and improvements	162,840	162,414
Assets under finance leases	18,030	18,030
Machinery and equipment	653,378	650,901
Computers, software and office equipment	25,744	25,464
Transportation equipment	10,755	10,710
Construction in progress	3,350	3,319
Gross property, plant and equipment	892,410	889,144
Less: accumulated depreciation	(694,857)	(688,086)
Less: accumulated amortization – finance leases	(7,809)	(7,335)
Total property, plant and equipment, net	$189,744	$193,723

Other non-current assets:
Recovery of taxes	$5,794	$5,543
Grantor trust	2,147	2,942
Investments in unconsolidated affiliates	1,599	1,603
Intangible assets, net	655	682
Other	2,257	2,181
Total other non-current assets	$12,452	$12,951

Other current liabilities:
Payroll and fringe benefits	$8,978	$7,140
Utilities	2,612	2,861
Incentive compensation	1,798	1,450
Deferred revenue	1,500	1,504
Property taxes, interest and other	4,035	4,707
Total other current liabilities	$18,923	$17,662

Other long-term liabilities:
Nonqualified deferred compensation plan obligation	$2,175	$2,008
Uncertain tax positions	1,161	1,109
Other	379	390
Total other long-term liabilities	$3,715	$3,507

(1) Assets held for sale as of September 29, 2024 relates to a warehouse located in Yadkinville, North Carolina. On October 30, 2024, this property was sold for $8,100 resulting in a net gain of approximately $4,300.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended September 29, 2024, while a reference to the “prior period” refers to the three-month period ended October 1, 2023. Such references may be accompanied by certain phrases for added clarity. The current period and the prior period each consisted of 13 weeks.

Our discussions in this Item 2 focus on our results during, or as of, the three months ended September 29, 2024 and October 1, 2023, and, to the extent applicable, any material changes from the information discussed in the 2024 Form 10-K or other important intervening developments or information. These discussions should be read in conjunction with the 2024 Form 10-K for more detailed and background information about our business, operations, and financial condition.

Discussion of foreign currency translation is primarily associated with changes in the Brazilian Real (“BRL”) and changes in the Chinese Renminbi (“RMB”) versus the U.S. Dollar (“USD”). Weighted average exchange rates were as follows:

	For the Three Months Ended
	September 29, 2024	October 1, 2023
BRL to USD	5.55	4.89
RMB to USD	7.17	7.25

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

Current Economic Environment

The challenging environment for textile production and demand has adversely impacted our consolidated sales and profitability. In addition, the following pressures have been present: (i) the impact of inflation on consumer spending and (ii) elevated interest rates for consumers and customers, including the impact on the carrying costs of customer inventories. UNIFI will continue to monitor these and other aspects of the current environment and work closely with stakeholders to ensure business continuity and liquidity.

While we recognize the disruption to global markets and supply chains caused by the conflicts in Ukraine and the Middle East, we have not been directly impacted. Indirectly, we recognize that additional or prolonged impacts to the petroleum or other global markets could cause further inflationary pressures to our global raw material costs or additional unforeseen adverse impacts.

Input Costs and Global Production Volatility

Despite lowered input and freight costs and a marginally more stable labor pool recently, global demand volatility and uncertainty continued into fiscal 2025. The threat of recession and global tensions continue to create uncertainty. Such existing challenges and future uncertainty, particularly for rising input costs, labor productivity, and global demand, could worsen and/or continue for prolonged periods, materially impacting our consolidated sales, gross profit, and operating cash flows. Also, the need for future selling price adjustments in connection with inflationary costs could impact our ability to retain current customer programs and compete successfully for new programs in certain regions.

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

Review of Results of Operations

Three Months Ended September 29, 2024 Compared to Three Months Ended October 1, 2023

Consolidated Overview

The below tables provide:

•
the components of net loss and the percentage increase or decrease over the prior period amounts, and
•
a reconciliation from net loss to EBITDA and Adjusted EBITDA, and following the tables is a discussion and analysis of the significant components of net loss.

Net Loss

	For the Three Months Ended
	September 29, 2024		October 1, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$147,372	100.0	$138,844	100.0	6.1
Cost of sales	137,914	93.6	139,419	100.4	(1.1)
Gross profit (loss)	9,458	6.4	(575)	(0.4)	nm
SG&A	11,842	8.0	11,609	8.4	2.0
Provision (benefit) for bad debts	312	0.2	(209)	(0.2)	nm
Other operating expense, net	520	0.4	54	—	nm
Operating loss	(3,216)	(2.2)	(12,029)	(8.6)	(73.3)
Interest expense, net	2,250	1.5	1,904	1.4	18.2
Equity in earnings of unconsolidated affiliates	(11)	—	(200)	(0.1)	(94.5)
Loss before income taxes	(5,455)	(3.7)	(13,733)	(9.9)	(60.3)
Provision (benefit) for income taxes	2,177	1.5	(463)	(0.3)	nm
Net loss	$(7,632)	(5.2)	$(13,270)	(9.6)	(42.5)

nm = not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net loss to EBITDA and Adjusted EBITDA were as follows:

	For the Three Months Ended
	September 29, 2024	October 1, 2023
Net loss	$(7,632)	$(13,270)
Interest expense, net	2,250	1,904
Provision (benefit) for income taxes	2,177	(463)
Depreciation and amortization expense (1)	6,504	6,988
EBITDA	3,299	(4,841)

Other adjustments (2)	—	—
Adjusted EBITDA	$3,299	$(4,841)

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

Net Sales

Consolidated net sales for the current period increased by $8,528, or 6.1%, while consolidated sales volumes increased 7.7%, compared to the prior period. Net sales in the current period were higher primarily due to improved sales volumes in each of the reportable segments, along with favorable pricing in Brazil. Despite these sales volume improvements, volumes remain depressed, particularly in the Americas and Asia Segments as a result of continued weak global demand.

Consolidated weighted average sales prices decreased 1.6% which partially offset the volume increase. The decrease in sales prices was primarily attributable to sales mix and lower average selling prices in Asia and the Americas Segment, together with unfavorable foreign currency translation effects from the weakening of the BRL versus the USD within our Brazil Segment.

REPREVE® Fiber products for the current period comprised 30%, or $44,742, of consolidated net sales, compared to 31%, or $42,461, for the prior period.

Gross Profit (Loss)

Gross profit for the current period increased to $9,458 from a gross loss of $(575) in the prior period. Gross profit increased primarily due to (i) increased sales volumes, (ii) variable cost saving initiatives, (iii) improved productivity, and (iv) higher conversion margins. However, gross profit continues to be unfavorably impacted by weak fixed cost absorption in the Americas Segment, where utilization and productivity remain below historical averages due to depressed demand.

•
For the Americas Segment, gross profit increased primarily due to (i) higher sales volumes, (ii) higher conversion margins, and (iii) variable cost management efforts.
•
For the Brazil Segment, gross profit increased primarily due to (i) improved selling prices, (ii) higher sales volumes from market share gains, and (iii) lower material input costs due to lower costed inventories at the beginning of the quarter.
•
For the Asia Segment, gross profit decreased primarily due to lower conversion margins from a weak demand environment.

SG&A

SG&A did not change meaningfully from the prior period to the current period, nor did the change include any significant offsetting impacts.

Provision (Benefit) for Bad Debts

The current period and prior period provision reflect no material activity.

Other Operating Expense, Net

The current period and the prior period include foreign currency transaction losses (gains) of $489 and $(33), respectively, with no other meaningful activity.

Interest Expense, Net

Interest expense, net increased primarily due to lower interest income in the current period, associated with lower global cash balances.

Equity in Earnings of Unconsolidated Affiliates

There was no material activity for the current period or the prior period.

Income Taxes

Provision (benefit) for income taxes and the effective tax rate were as follows:

	For the Three Months Ended
	September 29, 2024	October 1, 2023
Provision (benefit) for income taxes	$2,177	$(463)
Effective tax rate	(39.9)%	3.4%

The effective tax rate is subject to variation due to a number of factors, including variability in pre-tax book income; the mix of income by jurisdiction; changes in deferred tax valuation allowances; and changes in statutes, audit settlement, regulations, and case law. Additionally, the impacts of discrete and other rate impacting items are more pronounced when loss before income taxes is lower.

The decrease in the effective tax rate is primarily attributable to a decrease in the valuation allowance on deferred tax asset balances adjusted by the IRS audit of tax years 2014 through 2019, which was concluded during the prior period. The impact of this on comparative results is heightened by a smaller loss before income taxes in the current period.

Net Loss

The improvement in net loss was primarily attributable to increased gross profit, partially offset by foreign currency transaction losses, higher interest expense, net, and higher income tax expense.

Adjusted EBITDA (Non-GAAP Financial Measure)

Adjusted EBITDA increased primarily attributable to increased gross profit, partially offset by foreign currency transaction losses.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current period.

Americas Segment

The components of Segment Profit (Loss), each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Americas Segment, were as follows:

	For the Three Months Ended
	September 29, 2024		October 1, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$86,283	100.0	$81,573	100.0	5.8
Cost of sales	87,661	101.6	88,953	109.0	(1.5)
Gross loss	(1,378)	(1.6)	(7,380)	(9.0)	(81.3)
Depreciation expense	5,410	6.3	5,497	6.7	(1.6)
Segment Profit (Loss)	$4,032	4.7	$(1,883)	(2.3)	nm

Segment net sales as a percentage of consolidated amounts	58.5%		58.8%
Segment Profit (Loss) as a percentage of consolidated amounts	25.8%		(32.7)%

The change in net sales for the Americas Segment was as follows:

Net sales for the prior period	$81,573
Increase in sales volumes	6,692
Change in average selling price and sales mix	(1,982)
Net sales for the current period	$86,283

The increase in net sales for the Americas Segment from the prior period to the current period was primarily attributable to higher sales volumes, partially offset by a lower-priced sales mix. Both periods were unfavorably impacted by the continued weak global textile demand environment.

The change in Segment Profit (Loss) for the Americas Segment was as follows:

Segment Loss for the prior period	$(1,883)
Change in underlying unit margins and sales mix	6,069
Change in sales volumes	(154)
Segment Profit for the current period	$4,032

The increase in Segment Profit for the Americas Segment from the prior period to the current period was primarily attributable to higher conversion margins primarily due to improved variable cost management efforts. Segment Profit for the Americas Segment continues to be negatively impacted by a lower proportion of fiber sales volumes. As fiber products carry a higher selling price and allocation of production costs versus Chip and Flake, lower fiber production drives weaker fixed cost absorption and adversely impacts gross profit and gross margin.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Brazil Segment, were as follows:

	For the Three Months Ended
	September 29, 2024		October 1, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$34,310	100.0	$29,909	100.0	14.7
Cost of sales	26,373	76.9	27,742	92.7	(4.9)
Gross profit	7,937	23.1	2,167	7.3	nm
Depreciation expense	741	2.2	840	2.8	(11.8)
Segment Profit	$8,678	25.3	$3,007	10.1	188.6

Segment net sales as a percentage of consolidated amounts	23.3%		21.5%
Segment Profit as a percentage of consolidated amounts	55.5%		52.2%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior period	$29,909
Increase in average selling price and change in sales mix	4,952
Increase in sales volumes	3,007
Unfavorable foreign currency translation effects	(3,558)
Net sales for the current period	$34,310

The increase in net sales for the Brazil Segment from the prior period to the current period was primarily attributable to (i) higher average selling prices due to increasing raw material costs and (ii) an improvement in sales volumes from market share gains, partially offset by unfavorable foreign currency translation effects from the weakening of the BRL versus the USD.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior period	$3,007
Increase in underlying unit margins	5,722
Increase in sales volumes	303
Unfavorable foreign currency translation effects	(354)
Segment Profit for the current period	$8,678

The increase in Segment Profit for the Brazil Segment from the prior period to the current period was primarily attributable to (i) higher conversion margins and (ii) an increase in sales volumes discussed above, partially offset by unfavorable foreign currency translation effects. We continue to prioritize innovation and differentiation to improve our portfolio and competitive position in Brazil.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Asia Segment, were as follows:

	For the Three Months Ended
	September 29, 2024		October 1, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$26,779	100.0	$27,362	100.0	(2.1)
Cost of sales	23,880	89.2	22,724	83.0	5.1
Gross profit	2,899	10.8	4,638	17.0	(37.5)
Depreciation expense	17	0.1	—	—	nm
Segment Profit	$2,916	10.9	$4,638	17.0	(37.1)

Segment net sales as a percentage of consolidated amounts	18.2%		19.7%
Segment Profit as a percentage of consolidated amounts	18.7%		80.5%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior period	$27,362
Change in average selling price and sales mix	(1,704)
Increase in sales volumes	819
Favorable foreign currency translation effects	302
Net sales for the current period	$26,779

The decrease in net sales for the Asia Segment from the prior period to the current period was primarily attributable to changes in sales mix, partially offset by (a) an improvement in sales volumes compared to the prior period despite continued weak global demand, particularly for apparel and (b) favorable foreign currency translation effects due to the strengthening of the RMB versus the USD.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior period	$4,638
Change in underlying unit margins and sales mix	(1,920)
Increase in sales volumes	139
Favorable foreign currency translation effects	59
Segment Profit for the current period	$2,916

The decrease in Segment Profit for the Asia Segment from the prior period to the current period was attributable to a decline in gross margin rate associated with a change in sales mix of REPREVE products, partially offset by (a) the increase in sales volumes and (b) the favorable foreign currency translation effects.

Liquidity and Capital Resources

Note 5, “Long-Term Debt” to the condensed consolidated financial statements includes the detail of UNIFI’s debt obligations and terms and conditions thereof. Further discussion and analysis of liquidity and capital resources follow.

UNIFI’s primary capital requirements are for working capital, capital expenditures, and debt service. UNIFI’s primary sources of capital are cash generated from operations, borrowings available under the 2022 Credit Agreement, and 2024 Facility. For the current three-month period, cash used by operations was $12,834 and, at September 29, 2024, availability under the ABL Revolver was $38,645.

As of September 29, 2024, all of UNIFI’s $131,691 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital, and total debt obligations as of September 29, 2024 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$479	$13,224	$13,703
Borrowings available under financing arrangements	38,645	—	38,645
Liquidity	$39,124	$13,224	$52,348

Working capital	$73,177	$101,769	$174,946
Total debt obligations	$131,691	$—	$131,691

Borrowings available under financing arrangements are generally collateralized by receivables and inventory owned in the U.S. and generally constrained by the fixed charge coverage ratio and trigger level prescribed in the 2022 Credit Agreement. Accordingly, not all of such funds are immediately available for use in UNIFI's operations. UNIFI’s primary cash requirements, in addition to normal course operating activities (e.g., working capital and payroll), primarily include (i) capital expenditures that generally have commitments of up to 12 months, (ii) contractual obligations that support normal course ongoing operations and production, (iii) operating leases and finance leases, (iv) debt service, and (v) share repurchases.

Liquidity Considerations

Following the establishment of the 2024 Facility, UNIFI believes its global cash and liquidity positions are sufficient to sustain its operations and to meet its growth needs for the foreseeable future. Additionally, UNIFI considers opportunities to repatriate existing cash to reduce debt and preserve or enhance liquidity. However, further degradation in the macroeconomic environment could introduce additional liquidity risk and require UNIFI to limit cash outflows for discretionary activities while further utilizing available and additional forms of credit.

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

The following outlines the attributes relating to our credit facility as of September 29, 2024:

•
UNIFI was in compliance with all applicable financial covenants in the 2022 Credit Agreement;
•
excess availability before the Trigger Level (as defined in the 2022 Credit Agreement) under the ABL Revolver was $20,755;
•
the Trigger Level was $17,890; and
•
$0 of standby letters of credit were outstanding.

On October 25, 2024, UNIFI entered into a new credit agreement with Wells Fargo Bank, National Association for a $25,000 revolving credit facility (the "2024 Facility"). The maturity date of the 2024 Facility is the earlier of (i) October 28, 2027 and (ii) the termination or refinancing of the 2022 Credit Agreement. The 2024 Facility is deemed unsecured financing for UNIFI, but is collateralized by certain assets pledged by related party Kenneth G. Langone, one of the members of UNIFI's Board of Directors. Borrowings under the 2024 Facility bear interest at a rate of SOFR plus 0.90%. The 2024 Facility contains no additional financial covenants beyond those already in effect for the 2022 Credit Agreement and is subject to a monthly unused line fee of 0.25% on available borrowing capacity. As of the report date, no amounts had been borrowed against the 2024 Facility.

In addition to making payments in accordance with the scheduled maturities of debt required under its existing debt obligations, UNIFI may, from time to time, elect to repay additional amounts borrowed under the ABL Facility and 2024 Facility. Funds to make such repayments may come from the operating cash flows of the business or other sources and will depend upon UNIFI’s strategy, prevailing market conditions, liquidity requirements, contractual restrictions within the 2022 Credit Agreement, and other factors.

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

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	September 29, 2024	June 30, 2024
Long-term debt	$119,324	$117,793
Current portion of long-term debt	12,153	12,277
Unamortized debt issuance costs	214	229
Debt principal	131,691	130,299
Less: cash and cash equivalents	13,703	26,805
Net Debt	$117,988	$103,494

The increase in Net Debt primarily reflects the increase in inventories and capital expenditures during the current period.

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measure)

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	September 29, 2024	June 30, 2024
Cash and cash equivalents	$13,703	$26,805
Receivables, net	77,885	79,165
Inventories	145,350	131,181
Income taxes receivable	1,355	164
Other current assets	12,923	11,618
Accounts payable	(41,250)	(43,622)
Other current liabilities	(18,923)	(17,662)
Income taxes payable	(1,510)	(754)
Current operating lease liabilities	(2,434)	(2,251)
Current portion of long-term debt	(12,153)	(12,277)
Working capital	$174,946	$172,367

Less: Cash and cash equivalents	(13,703)	(26,805)
Less: Income taxes receivable	(1,355)	(164)
Less: Income taxes payable	1,510	754
Less: Current operating lease liabilities	2,434	2,251
Less: Current portion of long-term debt	12,153	12,277
Adjusted Working Capital	$175,985	$160,680

Adjusted Working Capital increased $15,305 from June 30, 2024 to September 29, 2024.

The increase in Adjusted Working Capital was primarily attributable to an increase in inventories, partially impacted by insignificant changes in other balance sheet accounts. The increase in inventories was primarily a result of weaker-than-expected sales levels in the U.S. and Asia, causing a decrease in inventory turnover.

Operating Cash Flows

The significant components of net cash (used) provided by operating activities are summarized below.

	For the Three Months Ended
	September 29, 2024	October 1, 2023
Net loss	$(7,632)	$(13,270)
Equity in earnings of unconsolidated affiliates	(11)	(200)
Depreciation and amortization expense	6,547	7,026
Non-cash compensation expense	435	212
Deferred income taxes	344	(679)
Subtotal	(317)	(6,911)

Receivables, net	2,221	4,111
Inventories	(12,851)	12,608
Accounts payable and other current liabilities	(460)	(3,432)
Other changes	(1,427)	743
Net cash (used) provided by operating activities	$(12,834)	$7,119

The decrease in operating cash flows was due to increased working capital primarily from an increase in inventories (as described above), partially offset by an improvement in earnings in the current period compared to the prior period.

Investing Cash Flows

Investing activities primarily include $2,018 for capital expenditures. UNIFI expects recent and future capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment. In March 2023, UNIFI amended certain existing contracts related to future purchases of texturing machinery by delaying the scheduled receipt and installation of such equipment in the U.S. and El Salvador for 18 months. In December 2023, UNIFI extended this delay by an additional 12 months at no cost to the Company.

Financing Cash Flows

Financing activities primarily include net proceeds from the ABL Revolver and payments on the ABL Term Loan.

Share Repurchase Program

As described in Note 7, “Shareholders’ Equity,” no share repurchases have been completed in fiscal 2025.

Contractual Obligations

UNIFI incurs various financial obligations and commitments in the ordinary course of business. Financial obligations are considered to represent known future cash payments that UNIFI is required to make under existing contractual arrangements, such as debt and lease agreements.

There have been no material changes in the scheduled maturities of UNIFI’s contractual obligations as disclosed under the heading “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K.

Off-Balance Sheet Arrangements

UNIFI is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on UNIFI’s financial condition, results of operations, liquidity, or capital expenditures.

Critical Accounting Policies

UNIFI’s critical accounting policies are discussed in the 2024 Form 10-K. There have been no changes to UNIFI’s critical accounting policies in fiscal 2025.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities. As of September 29, 2024, UNIFI had borrowings under its ABL Facility that totaled $123,100. UNIFI’s sensitivity analysis indicates that a 50-basis point interest rate increase as of September 29, 2024 would result in an increase in annual interest expense of approximately $700.

Foreign Currency Exchange Rate Risk

A complete discussion of foreign currency exchange rate risk is included in the 2024 Form 10-K and is supplemented by the following disclosures.

As of September 29, 2024, UNIFI had no outstanding foreign currency forward contracts. As of September 29, 2024, foreign currency exchange rate risk positions included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	29.5%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$9,794
Denominated in RMB	732
Denominated in BRL	1,768
Denominated in other foreign currencies	220
Total cash and cash equivalents held outside the U.S.	$12,514
Percentage of total cash and cash equivalents held outside the U.S.	91.3%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$710

Raw Material and Commodity Cost Risks

A complete discussion of raw material and commodity cost risks is included in the 2024 Form 10-K.

Other Risks

UNIFI is also exposed to geopolitical risk, including changing laws and regulations governing international trade, such as quotas, tariffs, and tax laws. The degree of impact and the frequency of these events cannot be predicted.

Item 4. Controls and Procedures

As of September 29, 2024, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and the principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended September 29, 2024 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in UNIFI’s risk factors from those included in “Item 1A. Risk Factors” in the 2024 Form 10-K.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended September 29, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

4.1	First Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 6, 2024 (File No. 001-10542)).

4.2

Credit Agreement, dated as of October 25, 2024, by and among Unifi Manufacturing, Inc. and certain of its domestic affiliates (including, without limitation, Unifi, Inc.), as borrowers, Wells Fargo Bank, National Association, as administrative agent, sole lead arranger and sole book runner, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 30, 2024 (File No. 001-10542)).

10.1+	Form of Restricted Stock Unit Agreement for Employees for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (File No. 001-10542).

10.2+	Form of Cash-Settled Restricted Stock Unit Agreement for Employees for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (File No. 001-10542).

10.3+	Form of Performance Share Unit Agreement for Employees for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (File No. 001-10542).

10.4+	Form of Cash-Settled Performance Share Unit Agreement for Employees for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (File No. 001-10542).

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+ Filed herewith.

++ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: November 6, 2024	By:	/s/ ANDREW J. EAKER
Andrew J. Eaker
Executive Vice President & Chief Financial Officer Treasurer
(Principal Financial Officer and Principal Accounting Officer)