Form 10-Q
period 2024-12-29
UNIFI INC
filed 2025-02-06
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2024

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

As of February 3, 2025, there were 18,351,295 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 29, 2024

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION
		Page

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of December 29, 2024 and June 30, 2024	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended December 29, 2024 and December 31, 2023	2

	Condensed Consolidated Statements of Shareholders’ Equity for the Three Months and Six Months Ended December 29, 2024 and December 31, 2023	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 29, 2024 and December 31, 2023	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

	Signatures	30

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	December 29, 2024	June 30, 2024
ASSETS
Cash and cash equivalents	$18,669	$26,805
Receivables, net	68,934	79,165
Inventories	132,910	131,181
Income taxes receivable	1,179	164
Other current assets	9,457	11,618
Total current assets	231,149	248,933
Property, plant and equipment, net	183,344	193,723
Operating lease assets	8,900	8,245
Deferred income taxes	4,437	5,392
Other non-current assets	11,829	12,951
Total assets	$439,659	$469,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$35,795	$43,622
Income taxes payable	921	754
Current operating lease liabilities	2,415	2,251
Current portion of long-term debt	12,025	12,277
Other current liabilities	16,054	17,662
Total current liabilities	67,210	76,566
Long-term debt	122,979	117,793
Non-current operating lease liabilities	6,597	6,124
Deferred income taxes	1,869	1,869
Other long-term liabilities	3,813	3,507
Total liabilities	202,468	205,859

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,345,484 and 18,251,545 shares issued and outstanding as of December 29, 2024 and June 30, 2024, respectively)	1,835	1,825
Capital in excess of par value	72,490	70,952
Retained earnings	240,373	259,397
Accumulated other comprehensive loss	(77,507)	(68,789)
Total shareholders’ equity	237,191	263,385
Total liabilities and shareholders’ equity	$439,659	$469,244

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Net sales	$138,880	$136,917	$286,252	$275,761
Cost of sales	138,346	135,281	276,260	274,700
Gross profit	534	1,636	9,992	1,061
Selling, general and administrative expenses	12,921	12,408	24,763	24,017
(Benefit) provision for bad debts	(96)	1,289	216	1,080
Gain on sale of assets	(4,296)	—	(4,296)	—
Restructuring costs	—	5,101	—	5,101
Other operating (income) expense, net	(431)	481	89	535
Operating loss	(7,564)	(17,643)	(10,780)	(29,672)
Interest income	(177)	(697)	(434)	(1,278)
Interest expense	2,398	2,613	4,905	5,098
Equity in loss (earnings) of unconsolidated affiliates	262	(93)	251	(293)
Loss before income taxes	(10,047)	(19,466)	(15,502)	(33,199)
Provision (benefit) for income taxes	1,345	380	3,522	(83)
Net loss	$(11,392)	$(19,846)	$(19,024)	$(33,116)

Net loss per common share:
Basic	$(0.62)	$(1.10)	$(1.04)	$(1.83)
Diluted	$(0.62)	$(1.10)	$(1.04)	$(1.83)

Comprehensive loss:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Net loss	$(11,392)	$(19,846)	$(19,024)	$(33,116)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(12,206)	5,026	(8,718)	(514)
Other comprehensive (loss) income, net	(12,206)	5,026	(8,718)	(514)
Comprehensive loss	$(23,598)	$(14,820)	$(27,742)	$(33,630)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 29, 2024	18,257	$1,826	$71,419	$251,765	$(65,301)	$259,709
Options exercised	—	—	3	—	—	3
Conversion of equity units	113	11	(11)	—	—	—
Stock-based compensation	—	—	1,223	—	—	1,223
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(25)	(2)	(144)	—	—	(146)
Other comprehensive loss, net of tax	—	—	—	—	(12,206)	(12,206)
Net loss	—	—	—	(11,392)	—	(11,392)
Balance at December 29, 2024	18,345	$1,835	$72,490	$240,373	$(77,507)	$237,191

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2024	18,252	$1,825	$70,952	$259,397	$(68,789)	$263,385
Options exercised	5	1	35	—	—	36
Conversion of equity units	113	11	(11)	—	—	—
Stock-based compensation	—	—	1,658	—	—	1,658
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(25)	(2)	(144)	—	—	(146)
Other comprehensive loss, net of tax	—	—	—	—	(8,718)	(8,718)
Net loss	—	—	—	(19,024)	—	(19,024)
Balance at December 29, 2024	18,345	$1,835	$72,490	$240,373	$(77,507)	$237,191

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at October 1, 2023	18,085	$1,808	$69,130	$293,522	$(59,431)	$305,029
Options exercised	2	—	18	—	—	18
Conversion of equity units	65	7	(7)	—	—	—
Stock-based compensation	7	1	1,172	—	—	1,173
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(9)	(1)	(59)	—	—	(60)
Other comprehensive income, net of tax	—	—	—	—	5,026	5,026
Net loss	—	—	—	(19,846)	—	(19,846)
Balance at December 31, 2023	18,150	$1,815	$70,254	$273,676	$(54,405)	$291,340

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at July 2, 2023	18,081	$1,808	$68,901	$306,792	$(53,891)	$323,610
Options exercised	5	—	39	—	—	39
Conversion of equity units	66	7	(7)	—	—	—
Stock-based compensation	7	1	1,381	—	—	1,382
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(9)	(1)	(60)	—	—	(61)
Other comprehensive loss, net of tax	—	—	—	—	(514)	(514)
Net loss	—	—	—	(33,116)	—	(33,116)
Balance at December 31, 2023	18,150	$1,815	$70,254	$273,676	$(54,405)	$291,340

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	December 29, 2024	December 31, 2023
Cash and cash equivalents at beginning of period	$26,805	$46,960
Operating activities:
Net loss	(19,024)	(33,116)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Equity in loss (earnings) of unconsolidated affiliates	251	(293)
Depreciation and amortization expense	12,881	13,988
Non-cash compensation expense	1,658	1,387
Gain on sale of assets	(4,296)	—
Deferred income taxes	628	(1,714)
Other, net	216	(120)
Changes in assets and liabilities:
Receivables, net	8,228	14,367
Inventories	(4,841)	15,081
Other current assets	(1,771)	(402)
Income taxes	(845)	(727)
Accounts payable and other current liabilities	(8,155)	(4,763)
Other, net	66	(1,171)
Net cash (used) provided by operating activities	(15,004)	2,517

Investing activities:
Capital expenditures	(4,944)	(5,982)
Proceeds from the sale of assets	8,094	488
Net cash provided (used) by investing activities	3,150	(5,494)

Financing activities:
Proceeds from ABL Revolver	101,451	80,600
Payments on ABL Revolver	(90,351)	(82,700)
Payments on ABL Term Loan	(4,600)	(4,600)
Payments on finance lease obligations	(1,596)	(1,440)
Other, net	(306)	(27)
Net cash provided (used) by financing activities	4,598	(8,167)

Effect of exchange rate changes on cash and cash equivalents	(880)	163
Net decrease in cash and cash equivalents	(8,136)	(10,981)
Cash and cash equivalents at end of period	$18,669	$35,979

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

The fiscal quarter for each of Unifi, Inc., its primary domestic operating subsidiaries and its subsidiary in El Salvador ended on December 29, 2024. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal quarter ended on December 31, 2024. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ fiscal quarter end. The three-month periods ended December 29, 2024 and December 31, 2023 both consisted of 13 weeks. The six-month periods ended December 29, 2024 and December 31, 2023 both consisted of 26 weeks.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Revenue

The following tables present net sales disaggregated by (i) classification of customer type and (ii) REPREVE® Fiber sales:

Third-Party Manufacturer

	For the Three Months Ended		For the Six Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Third-party manufacturer	$137,873	$135,841	$284,092	$273,461
Service	1,007	1,076	2,160	2,300
Net sales	$138,880	$136,917	$286,252	$275,761

	For the Three Months Ended		For the Six Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
REPREVE® Fiber	$43,272	$45,725	$88,014	$88,186
All other products and services	95,608	91,192	198,238	187,575
Net sales	$138,880	$136,917	$286,252	$275,761

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

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	December 29, 2024	December 29, 2024	June 30, 2024
ABL Revolver	October 2027	8.5%	$30,800	$19,700
ABL Term Loan	October 2027	6.7%	96,600	101,200
Finance lease obligations	(1)	5.2%	7,803	9,399
Total debt			135,203	130,299
Current ABL Term Loan			(9,200)	(9,200)
Current portion of finance lease obligations			(2,825)	(3,077)
Unamortized debt issuance costs			(199)	(229)
Total long-term debt			$122,979	$117,793

(1)
Scheduled maturity dates for finance lease obligations range from March 2025 to September 2028.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

ABL Facility and Amendments

On September 5, 2024, UNIFI, Inc. and certain of its subsidiaries entered into a First Amendment to the 2022 Credit Agreement (the “First Amendment”) with a syndicate of lenders. The First Amendment primarily (i) permits the sale of a Company-owned real estate asset (consisting of an industrial warehouse building and land acreage) located in Yadkinville, North Carolina with application of the net proceeds to reduce the outstanding ABL Revolver balance, in lieu of the prescribed mandatory prepayment to the ABL Term Loan; (ii) reduces the Maximum Revolver Amount from $115,000 to $80,000; (iii) modifies the definition of the Trigger Level as of any date of determination to the greater of (a) $16,500 and (b) 10% of the sum of (i) the Maximum Revolver Amount plus (ii) the outstanding principal amount of the ABL Term Loan on such date of determination; (iv) increases the range of the Applicable Margin on (a) SOFR-based loans to a new range of 1.50% to 2.00% and (b) Base Rate-based loans to a new range of 0.50% to 1.00%, with such new ranges of Applicable Margin rates becoming immediately effective and continuing until the Company achieves a Fixed Charge Coverage Ratio of 1.05 to 1.00 or better; (v) for a Term Loan Reset, establishes an additional requirement to obtain lender approval; and (vi) modifies certain terms and conditions of the 2022 Credit Agreement including, but not limited to, Swing Loans, Letter of Credit sublimits, and costs related to normal course collateral valuations for the ABL Facility.

On October 25, 2024, UNIFI entered into a new credit agreement with Wells Fargo Bank, National Association for a $25,000 revolving credit facility (the "2024 Facility"). The maturity date of the 2024 Facility is the earlier of (i) October 28, 2027 and (ii) the termination or refinancing of the 2022 Credit Agreement. The 2024 Facility is deemed unsecured financing for UNIFI, but is collateralized by certain assets pledged by related party Kenneth G. Langone, one of the members of UNIFI's Board of Directors. Borrowings under the 2024 Facility bear interest at a rate of SOFR plus 0.90%. The 2024 Facility contains no additional financial covenants beyond those already in effect for the 2022 Credit Agreement and is subject to a monthly unused line fee of 0.25% on available borrowing capacity. As of December 29, 2024, no amounts had been borrowed against the 2024 Facility.

On January 2, 2025, UNIFI borrowed $22,000 against the 2024 Facility and used the proceeds to reduce the outstanding ABL Revolver balance. There was no impact to debt principal from these transactions.

6. Income Taxes

The provision (benefit) for income taxes and effective tax rate were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Provision (benefit) for income taxes	$1,345	$380	$3,522	$(83)
Effective tax rate	(13.4)%	(2.0)%	(22.7)%	0.3%

Income Tax Expense

UNIFI’s provision (benefit) for income taxes for the six months ended December 29, 2024 and December 31, 2023 was calculated by applying the estimated annual effective tax rate to year-to-date pre-tax book income and adjusting for discrete items that occurred during the period.

The effective tax rate for the three and six months ended December 29, 2024 and December 31, 2023 varied from the U.S. federal statutory rate primarily due to the U.S. generated losses for which UNIFI does not expect to realize a future tax benefit.

During the six months ended December 31, 2023, the Internal Revenue Service (the “IRS”) audit of fiscal years 2014 through 2019 was concluded with a net refund of $1,275, which has been received along with $457 of interest on overpayments. The impact from the audit adjustments to the prior periods was insignificant.

Unrecognized Tax Benefits

UNIFI regularly assesses the outcomes of both completed and ongoing examinations to ensure that its provision for income taxes is sufficient. Certain returns that remain open to examination have utilized carryforward tax attributes generated in prior tax years, including net operating losses, which could potentially be revised upon examination.

Following the conclusion of the IRS audit during the period ended December 31, 2023, UNIFI adjusted the uncertain tax positions for fiscal years 2014 through 2019 that were effectively settled. The impact from releasing the netted uncertain tax position liabilities was insignificant.

During the three months ended December 31, 2023, UNIFI released $853 accrued for interest and penalties after receiving the final assessment from the IRS.

7. Shareholders’ Equity

On October 31, 2018, UNIFI announced that the Company's Board of Directors approved a share repurchase program (the “2018 SRP”) under which UNIFI is authorized to acquire up to $50,000 of its common stock. The share repurchase authorization is discretionary and has no expiration date. No shares have been repurchased in fiscal 2024 and 2025 and $38,859 remains available for repurchase.

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

The following table provides information as of December 29, 2024 with respect to the number of securities remaining available for future issuance under the 2020 Plan, as amended:

Authorized under the 2020 Plan	850
Plus: Share reserve increase from the First Amendment	1,100
Plus: Awards expired, forfeited, or otherwise terminated unexercised	228
Less: Awards granted to employees	(1,773)
Less: Awards granted to non-employee directors	(276)
Available for issuance under the 2020 Plan	129

9. Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Net loss	$(11,392)	$(19,846)	$(19,024)	$(33,116)
Basic weighted average shares	18,288	18,110	18,272	18,097
Net potential common share equivalents	—	—	—	—
Diluted weighted average shares	18,288	18,110	18,272	18,097
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	1,144	577	1,144	577
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	333	333	333	333

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

There were no related party receivables as of December 29, 2024 and June 30, 2024.

Related party payables for Salem Leasing Corporation consisted of the following:

	December 29, 2024	June 30, 2024
Accounts payable	$372	$464
Operating lease obligations	207	301
Finance lease obligations	1,706	2,374
Total related party payables	$2,285	$3,139

The following were the Company’s significant related party transactions:

		For the Three Months Ended		For the Six Months Ended
Affiliated Entity	Transaction Type	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$1,118	$1,228	$2,279	$2,437

As discussed in Note 5, "Long-Term Debt", UNIFI entered into the 2024 Facility in October 2024. There were no borrowings on the 2024 Facility during the three-month period ended December 29, 2024.

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

Selected financial information is presented below:

	For the Three Months Ended December 29, 2024
	Americas	Brazil	Asia	Total
Net sales	$83,095	$27,482	$28,303	$138,880
Cost of sales	89,635	23,696	25,015	138,346
Gross (loss) profit	(6,540)	3,786	3,288	534
Segment depreciation expense	5,334	602	14	5,950
Segment (Loss) Profit	$(1,206)	$4,388	$3,302	$6,484

	For the Three Months Ended December 31, 2023
	Americas	Brazil	Asia	Total
Net sales	$80,549	$26,061	$30,307	$136,917
Cost of sales	87,287	22,922	25,072	135,281
Gross (loss) profit	(6,738)	3,139	5,235	1,636
Segment depreciation expense	5,508	766	—	6,274
Segment (Loss) Profit	$(1,230)	$3,905	$5,235	$7,910

	For the Six Months Ended December 29, 2024
	Americas	Brazil	Asia	Total
Net sales	$169,378	$61,792	$55,082	$286,252
Cost of sales	177,296	50,069	48,895	276,260
Gross (loss) profit	(7,918)	11,723	6,187	9,992
Segment depreciation expense	10,744	1,343	31	12,118
Segment Profit	$2,826	$13,066	$6,218	$22,110

	For the Six Months Ended December 31, 2023
	Americas	Brazil	Asia	Total
Net sales	$162,122	$55,970	$57,669	$275,761
Cost of sales	176,240	50,664	47,796	274,700
Gross (loss) profit	(14,118)	5,306	9,873	1,061
Segment depreciation expense	11,005	1,606	—	12,611
Segment (Loss) Profit	$(3,113)	$6,912	$9,873	$13,672

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The reconciliations of segment gross profit to consolidated loss before income taxes are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Americas	$(6,540)	$(6,738)	$(7,918)	$(14,118)
Brazil	3,786	3,139	11,723	5,306
Asia	3,288	5,235	6,187	9,873
Segment gross profit	534	1,636	9,992	1,061
Selling, general and administrative expenses	12,921	12,408	24,763	24,017
(Benefit) provision for bad debts	(96)	1,289	216	1,080
Gain on sale of assets	(4,296)	—	(4,296)	—
Restructuring costs	—	5,101	—	5,101
Other operating (income) expense, net	(431)	481	89	535
Operating loss	(7,564)	(17,643)	(10,780)	(29,672)
Interest income	(177)	(697)	(434)	(1,278)
Interest expense	2,398	2,613	4,905	5,098
Equity in loss (earnings) of unconsolidated affiliates	262	(93)	251	(293)
Loss before income taxes	$(10,047)	$(19,466)	$(15,502)	$(33,199)

There have been no material changes in segment assets during fiscal 2025.

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

UNIFI’s raw material purchases under its supply agreement with UNFA consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
UNFA	$3,353	$3,787	$7,042	$6,913

As of December 29, 2024, UNIFI’s open purchase orders related to this supply agreement, all with UNFA, were $624. As of December 29, 2024 and June 30, 2024, UNIFI had accounts payable due to UNFA of $1,210 and $2,197.

Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to UNFA. As of December 29, 2024 and June 30, 2024, UNIFI’s investment in UNFA was $1,478 and $1,603, respectively. There have been no significant changes in the condensed balance sheet and income statement information for UNFA as previously disclosed in the 2024 Form 10-K.

14. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Six Months Ended
	December 29, 2024	December 31, 2023
Interest, net of capitalized interest of $80 and $104, respectively	$4,781	$4,740
Income tax payments, net	4,033	2,606

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds.

Non-Cash Investing and Financing Activities

As of December 29, 2024 and June 30, 2024, $702 and $879, respectively, were included in accounts payable for unpaid capital expenditures. As of December 31, 2023 and July 2, 2023, $621 and $1,137, respectively, were included in accounts payable for unpaid capital expenditures.

During the six months ended December 29, 2024 and December 31, 2023, UNIFI recorded non-cash activity relating to finance leases of $0 and $1,633, respectively.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15. Other Financial Data

Select balance sheet information is presented in the following table.

	December 29, 2024	June 30, 2024
Receivables, net:
Customer receivables	$70,028	$80,050
Allowance for uncollectible accounts	(2,820)	(2,713)
Reserves for quality claims	(863)	(745)
Net customer receivables	66,345	76,592
Banker's acceptance notes	1,444	1,326
Other receivables	1,145	1,247
Total receivables, net	$68,934	$79,165

Inventories:
Raw materials	$50,577	$49,391
Supplies	11,969	12,160
Work in process	7,515	8,994
Finished goods	66,436	64,449
Gross inventories	136,497	134,994
Net realizable value adjustment	(3,587)	(3,813)
Total inventories	$132,910	$131,181

Other current assets:
Vendor deposits	$3,269	$2,633
Value-added taxes receivable	3,055	2,510
Prepaid expenses and other	2,823	2,133
Contract assets	310	561
Assets held for sale (1)	—	3,781
Total other current assets	$9,457	$11,618

Property, plant and equipment, net:
Land	$1,865	$1,897
Land improvements	16,409	16,409
Buildings and improvements	161,591	162,414
Assets under finance leases	18,030	18,030
Machinery and equipment	649,035	650,901
Computers, software and office equipment	25,484	25,464
Transportation equipment	10,680	10,710
Construction in progress	4,212	3,319
Gross property, plant and equipment	887,306	889,144
Less: accumulated depreciation	(695,679)	(688,086)
Less: accumulated amortization – finance leases	(8,283)	(7,335)
Total property, plant and equipment, net	$183,344	$193,723

Other non-current assets:
Recovery of taxes	$5,196	$5,543
Grantor trust	2,167	2,942
Investments in unconsolidated affiliates	1,478	1,603
Intangible assets, net	627	682
Other	2,361	2,181
Total other non-current assets	$11,829	$12,951

Other current liabilities:
Payroll and fringe benefits	$4,919	$7,140
Incentive compensation	3,502	1,450
Utilities	2,185	2,861
Deferred revenue	1,174	1,504
Property taxes, interest and other	4,274	4,707
Total other current liabilities	$16,054	$17,662

Other long-term liabilities:
Nonqualified deferred compensation plan obligation	$2,283	$2,008
Uncertain tax positions	1,185	1,109
Other	345	390
Total other long-term liabilities	$3,813	$3,507

(1) On October 30, 2024, the property previously classified as held for sale was sold for $8,100 resulting in a net gain of $4,296.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended December 29, 2024, while a reference to the “prior period” refers to the three-month period ended December 31, 2023. A reference to the “current six-month period” refers to the six-month period ended December 29, 2024, while a reference to the “prior six-month period” refers to the six-month period ended December 31, 2023. Such references may be accompanied by certain phrases for added clarity. The current period and the prior period each consisted of 13 weeks. The current six-month period and the prior six-month period each consisted of 26 weeks.

Our discussions in this Item 2 focus on our results during, or as of, the three months ended December 29, 2024 and December 31, 2023, and, to the extent applicable, any material changes from the information discussed in the 2024 Form 10-K or other important intervening developments or information. These discussions should be read in conjunction with the 2024 Form 10-K for more detailed and background information about our business, operations, and financial condition.

Discussion of foreign currency translation is primarily associated with changes in the Brazilian Real (“BRL”) and changes in the Chinese Renminbi (“RMB”) versus the U.S. Dollar (“USD”). Weighted average exchange rates were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
BRL to USD	5.80	4.96	5.66	4.92
RMB to USD	7.19	7.22	7.18	7.23

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

Current Economic Environment

The challenging environment for textile production and demand has adversely impacted our consolidated sales and profitability. In addition, the following pressures have been present or recently introduced: (i) the impact of inflation on consumer spending, (ii) elevated interest rates for consumers and customers, including the impact on the carrying costs of customer inventories, and (iii) the volatility of trade and regulatory matters in light of recent executive and legislative branch changes. UNIFI will continue to monitor these and other aspects of the current environment, leverage our global business model as necessary, and work closely with stakeholders to ensure business continuity and liquidity.

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

Review of Results of Operations

Three Months Ended December 29, 2024 Compared to Three Months Ended December 31, 2023

Consolidated Overview

The below tables provide:

•
the components of net loss and the percentage increase or decrease over the prior period amounts, and
•
a reconciliation from net loss to EBITDA and Adjusted EBITDA, and following the tables is a discussion and analysis of the significant components of net loss.

Net Loss

	For the Three Months Ended
	December 29, 2024		December 31, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$138,880	100.0	$136,917	100.0	1.4
Cost of sales	138,346	99.6	135,281	98.8	2.3
Gross profit	534	0.4	1,636	1.2	(67.4)
SG&A	12,921	9.3	12,408	9.1	4.1
(Benefit) provision for bad debts	(96)	(0.1)	1,289	0.9	(107.4)
Gain on sale of assets	(4,296)	(3.1)	—	—	nm
Restructuring costs	—	—	5,101	3.7	nm
Other operating (income) expense, net	(431)	(0.3)	481	0.4	nm
Operating loss	(7,564)	(5.4)	(17,643)	(12.9)	(57.1)
Interest expense, net	2,221	1.6	1,916	1.4	15.9
Equity in loss (earnings) of unconsolidated affiliates	262	0.2	(93)	(0.1)	nm
Loss before income taxes	(10,047)	(7.2)	(19,466)	(14.2)	(48.4)
Provision for income taxes	1,345	1.0	380	0.3	nm
Net loss	$(11,392)	(8.2)	$(19,846)	(14.5)	(42.6)

nm = not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net loss to EBITDA and Adjusted EBITDA were as follows:

	For the Three Months Ended
	December 29, 2024	December 31, 2023
Net loss	$(11,392)	$(19,846)
Interest expense, net	2,221	1,916
Provision for income taxes	1,345	380
Depreciation and amortization expense (1)	6,283	6,922
EBITDA	(1,543)	(10,628)

Gain on sale of assets (2)	(4,296)	—
Loss on joint venture dissolution (3)	—	2,750
Severance (4)	—	2,351
Adjusted EBITDA	$(5,839)	$(5,527)

(1)
Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. However, within the accompanying Condensed Consolidated Statements of Cash Flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.
(2)
In the second quarter of fiscal 2025, UNIFI recorded a gain of $4,296 related to the sale of a warehouse located in Yadkinville, North Carolina.
(3)
In the second quarter of fiscal 2024, UNIFI recorded a loss of $2,750 related to the dissolution of a nylon joint venture.
(4)
In the second quarter of fiscal 2024, UNIFI incurred severance costs in connection with the Profitability Improvement Plan in the U.S.

Adjusted Net Loss and Adjusted EPS (Non-GAAP Financial Measures)

The tables below set forth reconciliations of (i) Loss before income taxes (“Pre-tax Loss”), (ii) Provision for income taxes (“Tax Impact”), (iii) Net Loss to Adjusted Net Loss, and (iv) Diluted EPS to Adjusted EPS.

	For the Three Months Ended December 29, 2024				For the Three Months Ended December 31, 2023
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(10,047)	$(1,345)	$(11,392)	$(0.62)	$(19,466)	$(380)	$(19,846)	$(1.10)
Gain on sale of assets (1)	(4,296)	—	(4,296)	(0.24)	—	—	—	—
Loss on joint venture dissolution (2)	—	—	—	—	2,750	—	2,750	0.15
Severance (3)	—	—	—	—	2,351	—	2,351	0.14
Adjusted results	$(14,343)	$(1,345)	$(15,688)	$(0.86)	$(14,365)	$(380)	$(14,745)	$(0.81)

Weighted average common shares outstanding				18,288				18,110

(1)
In the second quarter of fiscal 2025, UNIFI recorded a gain of $4,296 related to the sale of a warehouse located in Yadkinville, North Carolina. The associated tax impact was estimated to be $0 due to a valuation allowance against net operating losses and capital losses in the U.S.
(2)
In the second quarter of fiscal 2024, UNIFI recorded a loss of $2,750 related to the dissolution of a nylon joint venture.
(3)
In the second quarter of fiscal 2024, UNIFI incurred severance costs in connection with the Profitability Improvement Plan in the U.S.

Net Sales

Consolidated net sales for the current period increased by $1,963, or 1.4%, and consolidated sales volumes increased by 6.2%, compared to the prior period. Net sales in the current period were higher primarily due to improved sales volumes in each of the reportable segments, along with favorable pricing and market share gains in Brazil, mainly offset by a weaker sales mix in Asia. Despite these sales volume improvements, volumes remain depressed, particularly in the Americas and Asia Segments as a result of continued weak global demand.

Consolidated weighted average sales prices decreased 4.8% which partially offset the volume increase. The decrease in sales prices was primarily attributable to a weaker sales mix in the Asia Segment, together with unfavorable foreign currency translation effects from the weakening of the BRL versus the USD within our Brazil Segment.

REPREVE® Fiber products for the current period comprised 31%, or $43,272, of consolidated net sales, compared to 33%, or $45,725, for the prior period.

Gross Profit

Gross profit for the current period decreased to $534 from $1,636 in the prior period. Gross profit decreased primarily due to softer sales and profitability in the Asia Segment. This was partially offset by (i) increased sales volumes, (ii) improved productivity, and (iii) higher conversion margins in the Brazil Segment. However, gross profit continues to be unfavorably impacted by weak fixed cost absorption in the Americas Segment, where utilization and productivity remain below historical averages due to depressed demand.

•
For the Americas Segment, gross profit was flat primarily due to higher sales volumes and conversion margins, which were mostly offset by inflationary pressures.
•
For the Brazil Segment, gross profit increased primarily due to higher sales volumes from market share gains partially offset by an unfavorable foreign currency translation impact.
•
For the Asia Segment, gross profit decreased primarily due to unfavorable changes in customer-specific programs from a weak demand environment.

SG&A

SG&A did not change meaningfully from the prior period to the current period, nor did the change include any significant offsetting impacts.

(Benefit) Provision for Bad Debts

The current period benefit reflects no material activity, while the prior period provision reflected an increase for a specifically identified customer balance originating in the U.S. fiber market.

Gain on Sale of Assets

In the second quarter of fiscal 2025, UNIFI recorded a gain of $4,296 related to the sale of a warehouse located in Yadkinville, North Carolina.

Restructuring Costs

Restructuring costs for the prior period consisted of (i) a loss of $2,750 for the dissolution of a nylon joint venture and (ii) severance charges of $2,351 in connection with the Profitability Improvement Plan in the U.S.

Other Operating (Income) Expense, Net

The current period and the prior period include foreign currency transaction (gains) losses of $(221) and $464, respectively, with no other meaningful activity.

Interest Expense, Net

Interest expense, net increased primarily due to lower interest income in the current period, associated with lower global cash balances.

Equity in Loss (Earnings) of Unconsolidated Affiliates

There was no material activity for the current period or the prior period.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Three Months Ended
	December 29, 2024	December 31, 2023
Provision for income taxes	$1,345	$380
Effective tax rate	(13.4)%	(2.0)%

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

The decrease in the effective tax rate from the prior period to the current period is primarily attributable to fewer losses in the U.S. and a discrete benefit from the release of interest and penalties accrued on uncertain tax positions after the close of the IRS audit in the prior period.

Net Loss

The improvement in net loss was primarily attributable to (i) a gain on sale of assets, (ii) no restructuring costs in the current period, (iii) lower bad debt expense and (iv) foreign currency translation gains, partially offset by (a) lower gross profit and (b) higher income tax expense.

Adjusted EBITDA and Adjusted EPS (Non-GAAP Financial Measures)

Adjusted EBITDA and Adjusted EPS were generally consistent with the prior period as the lower gross profit was mostly offset by (a) lower bad debt expense and (b) foreign currency translation gains.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current period.

Americas Segment

The components of Segment Loss, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Americas Segment, were as follows:

	For the Three Months Ended
	December 29, 2024		December 31, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$83,095	100.0	$80,549	100.0	3.2
Cost of sales	89,635	107.9	87,287	108.4	2.7
Gross loss	(6,540)	(7.9)	(6,738)	(8.4)	(2.9)
Depreciation expense	5,334	6.4	5,508	6.9	(3.2)
Segment Loss	$(1,206)	(1.5)	$(1,230)	(1.5)	(2.0)

Segment net sales as a percentage of consolidated amounts	59.8%		58.8%
Segment Loss as a percentage of consolidated amounts	(18.6)%		(15.5)%

The change in net sales for the Americas Segment was as follows:

Net sales for the prior period	$80,549
Increase in sales volumes	2,400
Change in average selling price and sales mix	146
Net sales for the current period	$83,095

The increase in net sales for the Americas Segment from the prior period to the current period was primarily attributable to higher sales volumes. Both periods were unfavorably impacted by the continued weak global textile demand environment.

The change in Segment Loss for the Americas Segment was as follows:

Segment Loss for the prior period	$(1,230)
Increase in underlying unit margins	24
Segment Loss for the current period	$(1,206)

Segment Loss for the Americas Segment was relatively unchanged from the prior period to the current period as higher conversion margins were offset by inflationary pressures.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Brazil Segment, were as follows:

	For the Three Months Ended
	December 29, 2024		December 31, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$27,482	100.0	$26,061	100.0	5.5
Cost of sales	23,696	86.2	22,922	87.9	3.4
Gross profit	3,786	13.8	3,139	12.1	20.6
Depreciation expense	602	2.2	766	2.9	(21.4)
Segment Profit	$4,388	16.0	$3,905	15.0	12.4

Segment net sales as a percentage of consolidated amounts	19.8%		19.0%
Segment Profit as a percentage of consolidated amounts	67.7%		49.4%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior period	$26,061
Increase in average selling price and change in sales mix	2,946
Increase in sales volumes	2,190
Unfavorable foreign currency translation effects	(3,715)
Net sales for the current period	$27,482

The increase in net sales for the Brazil Segment from the prior period to the current period was primarily attributable to (i) higher average selling prices due to increasing raw material costs and (ii) an improvement in sales volumes from market share gains, partially offset by unfavorable foreign currency translation effects from the weakening of the BRL versus the USD.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior period	$3,905
Increase in underlying unit margins	705
Increase in sales volumes	329
Unfavorable foreign currency translation effects	(551)
Segment Profit for the current period	$4,388

The increase in Segment Profit for the Brazil Segment from the prior period to the current period was primarily attributable to (i) improved underlying margins from higher selling prices and (ii) an increase in sales volumes as discussed above, partially offset by unfavorable foreign currency translation effects. We continue to prioritize innovation and differentiation to improve our portfolio and competitive position in Brazil.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Asia Segment, were as follows:

	For the Three Months Ended
	December 29, 2024		December 31, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$28,303	100.0	$30,307	100.0	(6.6)
Cost of sales	25,015	88.3	25,072	82.7	(0.2)
Gross profit	3,288	11.7	5,235	17.3	(37.2)
Depreciation expense	14	—	—	—	—
Segment Profit	$3,302	11.7	$5,235	17.3	(36.9)

Segment net sales as a percentage of consolidated amounts	20.4%		22.1%
Segment Profit as a percentage of consolidated amounts	50.9%		66.2%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior period	$30,307
Change in average selling price and sales mix	(4,410)
Increase in sales volumes	2,349
Unfavorable foreign currency translation effects	57
Net sales for the current period	$28,303

The decrease in net sales for the Asia Segment from the prior period to the current period was primarily attributable to the changes in sales volumes related to customer-specific programs, which were partially offset by an overall improvement in sales volumes compared to the prior period despite continued weak global demand, particularly for apparel.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior period	$5,235
Change in underlying unit margins and sales mix	(2,351)
Increase in sales volumes	406
Favorable foreign currency translation effects	12
Segment Profit for the current period	$3,302

The decrease in Segment Profit for the Asia Segment from the prior period to the current period was attributable to a decline in gross margin rate associated with a change in sales mix of REPREVE products, partially offset by the overall increase in sales volumes.

Six Months Ended December 29, 2024 Compared to Six Months Ended December 31, 2023

Consolidated Overview

The below tables provide:

•
the components of net loss and the percentage increase or decrease over the prior six-month period amounts, and
•
a reconciliation from net loss to EBITDA and Adjusted EBITDA, and following the tables is a discussion and analysis of the significant components of net loss.

Net Loss

	For the Six Months Ended
	December 29, 2024		December 31, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$286,252	100.0	$275,761	100.0	3.8
Cost of sales	276,260	96.5	274,700	99.6	0.6
Gross profit	9,992	3.5	1,061	0.4	nm
SG&A	24,763	8.7	24,017	8.7	3.1
Provision for bad debts	216	0.1	1,080	0.4	(80.0)
Gain on sale of assets	(4,296)	(1.5)	—	—	nm
Restructuring costs	—	—	5,101	1.8	nm
Other operating expense, net	89	—	535	0.2	(83.4)
Operating loss	(10,780)	(3.8)	(29,672)	(10.7)	(63.7)
Interest expense, net	4,471	1.5	3,820	1.4	17.0
Equity in loss (earnings) of unconsolidated affiliates	251	0.1	(293)	(0.1)	nm
Loss before income taxes	(15,502)	(5.4)	(33,199)	(12.0)	(53.3)
Provision (benefit) for income taxes	3,522	1.2	(83)	—	nm
Net loss	$(19,024)	(6.6)	$(33,116)	(12.0)	(42.6)

nm = not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net loss to EBITDA and Adjusted EBITDA were as follows:

	For the Six Months Ended
	December 29, 2024	December 31, 2023
Net loss	$(19,024)	$(33,116)
Interest expense, net	4,471	3,820
Provision (benefit) for income taxes	3,522	(83)
Depreciation and amortization expense (1)	12,787	13,910
EBITDA	1,756	(15,469)

Gain on sale of assets (2)	(4,296)	—
Loss on joint venture dissolution (3)	—	2,750
Severance (4)	—	2,351
Adjusted EBITDA	$(2,540)	$(10,368)

(1)
Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. However, within the accompanying Condensed Consolidated Statements of Cash Flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.
(2)
In the second quarter of fiscal 2025, UNIFI recorded a gain of $4,296 related to the sale of a warehouse located in Yadkinville, North Carolina.
(3)
In the second quarter of fiscal 2024, UNIFI recorded a loss of $2,750 related to the dissolution of a nylon joint venture.
(4)
In the second quarter of fiscal 2024, UNIFI incurred severance costs in connection with the Profitability Improvement Plan in the U.S.

Adjusted Net Loss and Adjusted EPS (Non-GAAP Financial Measures)

The tables below set forth reconciliations of (i) Loss before income taxes (“Pre-tax Loss”), (ii) Provision (benefit) for income taxes (“Tax Impact”), (iii) Net Loss to Adjusted Net Loss, and (iv) Diluted EPS to Adjusted EPS.

	For the Six Months Ended December 29, 2024				For the Six Months Ended December 31, 2023
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(15,502)	$(3,522)	$(19,024)	$(1.04)	$(33,199)	$83	$(33,116)	$(1.83)
Gain on sale of assets (1)	(4,296)	—	(4,296)	(0.24)	—	—	—	—
Loss on joint venture dissolution (2)	—	—	—	—	2,750	—	2,750	0.15
Severance (3)	—	—	—	—	2,351	—	2,351	0.13
Adjusted results	$(19,798)	$(3,522)	$(23,320)	$(1.28)	$(28,098)	$83	$(28,015)	$(1.55)

Weighted average common shares outstanding				18,272				18,097
(1)
In the second quarter of fiscal 2025, UNIFI recorded a gain of $4,296 related to the sale of a warehouse located in Yadkinville, North Carolina. The associated tax impact was estimated to be $0 due to a valuation allowance against net operating losses and capital losses in the U.S.
(2)
In the second quarter of fiscal 2024, UNIFI recorded a loss of $2,750 related to the dissolution of a nylon joint venture.
(3)
In the second quarter of fiscal 2024, UNIFI incurred severance costs in connection with the Profitability Improvement Plan in the U.S.

Net Sales

Consolidated net sales for the current six-month period increased by $10,491, or 3.8%, and consolidated sales volumes increased 6.9%, compared to the prior six-month period. Net sales in the current six-month period were higher primarily due to improved sales volumes in each of the reportable segments, along with favorable pricing in Brazil. Despite these sales volume improvements, volumes remain depressed, particularly in the Americas and Asia Segments as a result of continued weak global demand.

Consolidated weighted average sales prices decreased 3.1% which partially offset the volume increase. The decrease in sales prices was primarily attributable to sales mix and lower average selling prices in Asia and the Americas Segment, together with unfavorable foreign currency translation effects from the weakening of the BRL versus the USD within our Brazil Segment.

REPREVE® Fiber products for the current six-month period comprised 31%, or $88,014, of consolidated net sales, compared to 32%, or $88,186, for the prior six-month period.

Gross Profit

Gross profit for the current six-month period increased to $9,992 from $1,061 in the prior six-month period. Gross profit increased primarily due to (i) increased sales volumes, (ii) variable cost saving initiatives, (iii) improved productivity, and (iv) higher conversion margins. However, gross profit continues to be unfavorably impacted by weak fixed cost absorption in the Americas Segment, where utilization and productivity remain below historical averages due to depressed demand.

•
For the Americas Segment, gross profit increased primarily due to (i) higher sales volumes, (ii) higher conversion margins, and (iii) variable cost management efforts.
•
For the Brazil Segment, gross profit increased primarily due to (i) higher selling prices, (ii) higher sales volumes from market share gains, and (iii) higher conversion margins, which were partially offset by an unfavorable foreign currency translation impact.
•
For the Asia Segment, gross profit decreased primarily due to lower conversion margins from an unfavorable change in sales mix in a weak demand environment.

SG&A

SG&A did not change meaningfully from the prior six-month period to the current six-month period, nor did the change include any significant offsetting impacts.

Provision for Bad Debts

The current six-month period provision reflects no material activity, while the prior six-month period provision reflected an increase for a specifically identified customer balance originating in the U.S. fiber market.

Gain on Sale of Assets

In the second quarter of fiscal 2025, UNIFI recorded a gain of $4,296 related to the sale of a warehouse located in Yadkinville, North Carolina.

Restructuring Costs

Restructuring costs for the prior six-month period consisted of (i) a loss of $2,750 for the dissolution of a nylon joint venture and (ii) severance charges of $2,351 in connection with the Profitability Improvement Plan in the U.S.

Other Operating Expense, Net

Other operating expense, net for the current six-month period and the prior six-month period include foreign currency transaction losses of $268 and $430, respectively, with no other meaningful activity.

Interest Expense, Net

Interest expense, net increased primarily due to lower interest income in the current six-month period, associated with lower global cash balances.

Equity in Loss (Earnings) of Unconsolidated Affiliates

There was no material activity for the current six-month period or the prior six-month period.

Income Taxes

Provision (benefit) for income taxes and the effective tax rate were as follows:

	For the Six Months Ended
	December 29, 2024	December 31, 2023
Provision (benefit) for income taxes	$3,522	$(83)
Effective tax rate	(22.7)%	0.3%

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

The decrease in the effective tax rate from the prior six-month period to the current six-month period is primarily attributable to less losses in the U.S. in the current six-month period, as well as a decrease in valuation allowances on deferred tax asset balances adjusted in response to the IRS audit of tax years 2014 through 2019, which was concluded during the prior six-month period.

Net Loss

The improvement in net loss was primarily attributable to (i) increased gross profit, (ii) lower bad debt expense, (iii) a gain on sale of assets, and (iv) no restructuring costs in the current period, partially offset by (a) higher interest expense, net, (b) higher income tax expense, (c) higher SG&A costs, and (d) lower earnings from unconsolidated affiliates.

Adjusted EBITDA and Adjusted EPS (Non-GAAP Financial Measures)

Adjusted EBITDA and Adjusted EPS increased primarily due to (i) higher gross profit and (ii) lower bad debt expense, partially offset by (a) higher SG&A costs and (b) lower earnings from unconsolidated affiliates.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current six-month period.

Americas Segment

The components of Segment Profit (Loss), each component as a percentage of net sales, and the percentage increase or decrease over the prior six-month period amounts for the Americas Segment, were as follows:

	For the Six Months Ended
	December 29, 2024		December 31, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$169,378	100.0	$162,122	100.0	4.5
Cost of sales	177,296	104.7	176,240	108.7	0.6
Gross loss	(7,918)	(4.7)	(14,118)	(8.7)	(43.9)
Depreciation expense	10,744	6.4	11,005	6.8	(2.4)
Segment Profit (Loss)	$2,826	1.7	$(3,113)	(1.9)	(190.8)

Segment net sales as a percentage of consolidated amounts	59.2%		58.8%
Segment Profit (Loss) as a percentage of consolidated amounts	12.8%		(22.8)%

The change in net sales for the Americas Segment was as follows:

Net sales for the prior six-month period	$162,122
Increase in sales volumes	8,999
Change in average selling price and sales mix	(1,743)
Net sales for the current six-month period	$169,378

The increase in net sales for the Americas Segment from the prior six-month period to the current six-month period was primarily attributable to higher sales volumes, partially offset by a lower-priced sales mix. Both periods were unfavorably impacted by the continued weak global textile demand environment.

The change in Segment Profit (Loss) for the Americas Segment was as follows:

Segment Loss for the prior six-month period	$(3,113)
Change in underlying unit margins and sales mix	6,112
Change in sales volumes	(173)
Segment Profit for the current six-month period	$2,826

The increase in Segment Profit for the Americas Segment from the prior six-month period to the current six-month period was primarily attributable to higher margins due to improved variable cost management efforts. Segment Profit for the Americas Segment continues to be negatively impacted by a lower proportion of fiber sales volumes. As fiber products carry a higher selling price and allocation of production costs versus Chip and Flake, lower fiber production drives weaker fixed cost absorption and adversely impacts gross profit and gross margin.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior six-month period amounts for the Brazil Segment, were as follows:

	For the Six Months Ended
	December 29, 2024		December 31, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$61,792	100.0	$55,970	100.0	10.4
Cost of sales	50,069	81.0	50,664	90.5	(1.2)
Gross profit	11,723	19.0	5,306	9.5	120.9
Depreciation expense	1,343	2.1	1,606	2.8	(16.4)
Segment Profit	$13,066	21.1	$6,912	12.3	89.0

Segment net sales as a percentage of consolidated amounts	21.6%		20.3%
Segment Profit as a percentage of consolidated amounts	59.1%		50.6%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior six-month period	$55,970
Increase in average selling price and change in sales mix	7,906
Increase in sales volumes	5,189
Unfavorable foreign currency translation effects	(7,273)
Net sales for the current six-month period	$61,792

The increase in net sales for the Brazil Segment from the prior six-month period to the current six-month period was primarily attributable to (i) higher average selling prices due to increasing raw material costs and (ii) an improvement in sales volumes from market share gains, partially offset by unfavorable foreign currency translation effects from the weakening of the BRL versus the USD.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior six-month period	$6,912
Increase in underlying unit margins	6,419
Increase in sales volumes	640
Unfavorable foreign currency translation effects	(905)
Segment Profit for the current six-month period	$13,066

The increase in Segment Profit for the Brazil Segment from the prior six-month period to the current six-month period was primarily attributable to (i) higher conversion margins and (ii) an increase in sales volumes discussed above, partially offset by unfavorable foreign currency translation effects. We continue to prioritize innovation and differentiation to improve our portfolio and competitive position in Brazil.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior six-month period amounts for the Asia Segment, were as follows:

	For the Six Months Ended
	December 29, 2024		December 31, 2023
		% of Net Sales		% of Net Sales	% Change
Net sales	$55,082	100.0	$57,669	100.0	(4.5)
Cost of sales	48,895	88.8	47,796	82.9	2.3
Gross profit	6,187	11.2	9,873	17.1	(37.3)
Depreciation expense	31	0.1	—	—	nm
Segment Profit	$6,218	11.3	$9,873	17.1	(37.0)

Segment net sales as a percentage of consolidated amounts	19.2%		20.9%
Segment Profit as a percentage of consolidated amounts	28.1%		72.2%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior six-month period	$57,669
Change in average selling price and sales mix	(6,093)
Increase in sales volumes	3,147
Favorable foreign currency translation effects	359
Net sales for the current six-month period	$55,082

The decrease in net sales for the Asia Segment from the prior six-month period to the current six-month period was primarily attributable to the changes in sales volumes related to customer-specific programs, partially offset by (a) an overall increase in sales volumes compared to the prior six-month period despite continued weak global demand, particularly for apparel and (b) favorable foreign currency translation effects due to the strengthening of the RMB versus the USD.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior six-month period	$9,873
Change in underlying unit margins and sales mix	(4,266)
Increase in sales volumes	539
Favorable foreign currency translation effects	72
Segment Profit for the current six-month period	$6,218

The decrease in Segment Profit for the Asia Segment from the prior six-month period to the current six-month period was attributable to a decline in gross margin rate associated with a change in sales mix of REPREVE products, partially offset by (a) the overall increase in sales volumes and (b) favorable foreign currency translation effects.

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

UNIFI’s primary capital requirements are for working capital, capital expenditures, and debt service. UNIFI’s primary sources of capital are cash generated from operations, borrowings available under the 2022 Credit Agreement and the 2024 Facility. For the current six-month period, cash used by operations was $15,004 and, at December 29, 2024, availability under the ABL Revolver and 2024 Facility was $26,387 and $22,546, respectively.

As of December 29, 2024, all of UNIFI’s $135,203 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital, and total debt obligations as of December 29, 2024 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$29	$18,640	$18,669
Potential borrowings available under financing arrangements	48,933	—	48,933
Trigger level under ABL Revolver	(17,660)	—	(17,660)
Available Liquidity	$31,302	$18,640	$49,942

Working capital	$66,751	$97,188	$163,939
Total debt obligations	$135,203	$—	$135,203

Borrowings available under financing arrangements are generally collateralized by receivables and inventory owned in the U.S., plus cash equivalents pledged by one of the members of UNIFI’s Board of Directors, and generally constrained by the fixed charge coverage ratio and trigger level prescribed in the 2022 Credit Agreement. Accordingly, “Available Liquidity” includes consideration for the trigger level that currently constrains our borrowing ability until a fixed charge coverage ratio of 1.05 to 1.00 is achieved. UNIFI’s primary cash requirements, in addition to normal course operating activities (e.g., working capital and payroll), primarily include (i) capital expenditures that generally have commitments of up to 12 months, (ii) contractual obligations that support normal course ongoing operations and production, (iii) operating leases and finance leases, (iv) debt service, and (v) share repurchases.

On January 2, 2025, UNIFI borrowed $22,000 against the 2024 Facility and used the proceeds to reduce the outstanding ABL Revolver balance. There was no impact to debt principal from these transactions.

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

The following outlines the attributes relating to our credit facilities as of December 29, 2024:

•
UNIFI was in compliance with all applicable financial covenants in the 2022 Credit Agreement and 2024 Facility;
•
no amounts had been borrowed against the 2024 Facility as of December 29, 2024;
•
availability under the 2024 Facility was $22,546 as of December 29, 2024;
•
excess availability before the Trigger Level (as defined in the 2022 Credit Agreement) under the ABL Revolver was $8,727;
•
the Trigger Level under the ABL Revolver was $17,660; and
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

Liquidity Summary

UNIFI has met its historical liquidity requirements for working capital, capital expenditures, debt service requirements, and other operating needs from its cash flows from operations and available borrowings. UNIFI believes that its existing cash balances, cash provided by operating activities, and credit facilities will enable UNIFI to meet its foreseeable liquidity requirements. For its foreign operations, UNIFI expects its existing cash balances, cash provided by operating activities, and available financing arrangements will provide the needed liquidity to fund the associated operating activities and investing activities, such as future capital expenditures. UNIFI believes its operations in Asia and Brazil are in a position to obtain local country financing arrangements due to the operating results of each subsidiary.

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	December 29, 2024	June 30, 2024
Long-term debt	$122,979	$117,793
Current portion of long-term debt	12,025	12,277
Unamortized debt issuance costs	199	229
Debt principal	135,203	130,299
Less: cash and cash equivalents	18,669	26,805
Net Debt	$116,534	$103,494

The increase in Net Debt primarily reflects the use of operating cash during fiscal 2025 and capital expenditures during the current six-month period. The increase was partially offset by the application of proceeds to the ABL Revolver for the warehouse sale in October 2024.

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measure)

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	December 29, 2024	June 30, 2024
Cash and cash equivalents	$18,669	$26,805
Receivables, net	68,934	79,165
Inventories	132,910	131,181
Income taxes receivable	1,179	164
Other current assets	9,457	11,618
Accounts payable	(35,795)	(43,622)
Other current liabilities	(16,054)	(17,662)
Income taxes payable	(921)	(754)
Current operating lease liabilities	(2,415)	(2,251)
Current portion of long-term debt	(12,025)	(12,277)
Working capital	$163,939	$172,367

Less: Cash and cash equivalents	(18,669)	(26,805)
Less: Income taxes receivable	(1,179)	(164)
Less: Income taxes payable	921	754
Less: Current operating lease liabilities	2,415	2,251
Less: Current portion of long-term debt	12,025	12,277
Adjusted Working Capital	$159,452	$160,680

Adjusted Working Capital decreased $1,228 from June 30, 2024 to December 29, 2024.

The decrease in Adjusted Working Capital was primarily attributable to a decrease in receivables, net primarily due to a decrease in sales and the timing of cash receipts, which was mostly offset by a decrease in accounts payable primarily due to the normal scheduled operational shutdowns and the decline in sales due to seasonality.

Operating Cash Flows

The significant components of net cash (used) provided by operating activities are summarized below.

	For the Six Months Ended
	December 29, 2024	December 31, 2023
Net loss	$(19,024)	$(33,116)
Equity in earnings of unconsolidated affiliates	251	(293)
Depreciation and amortization expense	12,881	13,988
Non-cash compensation expense	1,658	1,387
Gain on sale of assets	(4,296)	—
Deferred income taxes	628	(1,714)
Subtotal	(7,902)	(19,748)

Receivables, net	8,228	14,367
Inventories	(4,841)	15,081
Accounts payable and other current liabilities	(8,155)	(4,763)
Other changes	(2,334)	(2,420)
Net cash (used) provided by operating activities	$(15,004)	$2,517

The decrease in operating cash flows was due to the relative changes in working capital including receivables, net, inventories, and accounts payable and other current liabilities, partially offset by an improvement in earnings in the current six-month period compared to the prior six-month period.

Investing Cash Flows

Investing activities primarily include $4,944 for capital expenditures. UNIFI expects recent and future capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment. In March 2023, UNIFI amended certain existing contracts related to future purchases of texturing machinery by delaying the scheduled receipt and installation of such equipment in the U.S. and El Salvador by 18 months. In December 2023, UNIFI extended this delay by an additional 12 months at no cost to the Company.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities. As of December 29, 2024, UNIFI had borrowings under its ABL Facility that totaled $127,400. UNIFI’s sensitivity analysis indicates that a 50-basis point interest rate increase as of December 29, 2024 would result in an increase in annual interest expense of approximately $700.

Foreign Currency Exchange Rate Risk

A complete discussion of foreign currency exchange rate risk is included in the 2024 Form 10-K and is supplemented by the following disclosures.

As of December 29, 2024, UNIFI had no outstanding foreign currency forward contracts. As of December 29, 2024, foreign currency exchange rate risk positions included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	28.6%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$12,065
Denominated in RMB	691
Denominated in BRL	3,425
Denominated in other foreign currencies	325
Total cash and cash equivalents held outside the U.S.	$16,506
Percentage of total cash and cash equivalents held outside the U.S.	88.4%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$2,134

Raw Material and Commodity Cost Risks

A complete discussion of raw material and commodity cost risks is included in the 2024 Form 10-K.

Other Risks

UNIFI is also exposed to geopolitical risk, including changing laws and regulations governing international trade, such as quotas, tariffs, and tax laws. The degree of impact and the frequency of these events cannot be predicted.

Item 4. Controls and Procedures

As of December 29, 2024, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and the principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended December 29, 2024 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended December 29, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

UNIFI, INC.
(Registrant)

Date: February 6, 2025	By:	/s/ ANDREW J. EAKER
Andrew J. Eaker
Executive Vice President & Chief Financial Officer Treasurer
(Principal Financial Officer and Principal Accounting Officer)