Form 10-Q
period 2025-03-30
UNIFI INC
filed 2025-05-07
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2025

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

As of May 5, 2025, there were 18,360,663 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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
•
changes in the trade regulatory environment and governmental policies and legislation (e.g., tariffs);
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

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 30, 2025

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 30, 2025	June 30, 2024
ASSETS
Cash and cash equivalents	$16,255	$26,805
Receivables, net	80,551	79,165
Inventories	131,501	131,181
Income taxes receivable	7,402	164
Other current assets	9,821	11,618
Total current assets	245,530	248,933
Property, plant and equipment, net	181,701	193,723
Operating lease assets	8,342	8,245
Deferred income taxes	4,758	5,392
Other non-current assets	6,209	12,951
Total assets	$446,540	$469,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$43,564	$43,622
Income taxes payable	885	754
Current operating lease liabilities	2,381	2,251
Current portion of long-term debt	11,924	12,277
Other current liabilities	19,851	17,662
Total current liabilities	78,605	76,566
Long-term debt	127,894	117,793
Non-current operating lease liabilities	6,059	6,124
Deferred income taxes	1,869	1,869
Other long-term liabilities	3,727	3,507
Total liabilities	218,154	205,859

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,359,591 and 18,251,545 shares issued and outstanding as of March 30, 2025 and June 30, 2024, respectively)	1,836	1,825
Capital in excess of par value	73,284	70,952
Retained earnings	223,579	259,397
Accumulated other comprehensive loss	(70,313)	(68,789)
Total shareholders’ equity	228,386	263,385
Total liabilities and shareholders’ equity	$446,540	$469,244

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Net sales	$146,557	$148,996	$432,809	$424,757
Cost of sales	147,002	144,232	423,262	418,932
Gross (loss) profit	(445)	4,764	9,547	5,825
Selling, general and administrative expenses	12,295	11,372	37,058	35,389
(Benefit) provision for bad debts	(255)	179	(39)	1,259
Gain on sale of assets	—	—	(4,296)	—
Restructuring costs	1,320	—	1,320	5,101
Other operating expense, net	55	139	144	674
Operating loss	(13,860)	(6,926)	(24,640)	(36,598)
Interest income	(198)	(432)	(632)	(1,710)
Interest expense	2,417	2,407	7,322	7,505
Equity in loss of unconsolidated affiliates	216	604	467	311
Loss before income taxes	(16,295)	(9,505)	(31,797)	(42,704)
Provision for income taxes	499	790	4,021	707
Net loss	$(16,794)	$(10,295)	$(35,818)	$(43,411)

Net loss per common share:
Basic	$(0.92)	$(0.57)	$(1.96)	$(2.40)
Diluted	$(0.92)	$(0.57)	$(1.96)	$(2.40)

Comprehensive loss:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Net loss	$(16,794)	$(10,295)	$(35,818)	$(43,411)
Other comprehensive income (loss):
Foreign currency translation adjustments	7,194	(3,667)	(1,524)	(4,181)
Other comprehensive income (loss), net	7,194	(3,667)	(1,524)	(4,181)
Comprehensive loss	$(9,600)	$(13,962)	$(37,342)	$(47,592)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 29, 2024	18,345	$1,835	$72,490	$240,373	$(77,507)	$237,191
Options exercised	7	—	31	—	—	31
Conversion of equity units	11	2	(2)	—	—	—
Stock-based compensation	—	—	784	—	—	784
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(3)	(1)	(19)	—	—	(20)
Other comprehensive income, net of tax	—	—	—	—	7,194	7,194
Net loss	—	—	—	(16,794)	—	(16,794)
Balance at March 30, 2025	18,360	$1,836	$73,284	$223,579	$(70,313)	$228,386

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2024	18,252	$1,825	$70,952	$259,397	$(68,789)	$263,385
Options exercised	12	1	66	—	—	67
Conversion of equity units	124	13	(13)	—	—	—
Stock-based compensation	—	—	2,442	—	—	2,442
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(28)	(3)	(163)	—	—	(166)
Other comprehensive loss, net of tax	—	—	—	—	(1,524)	(1,524)
Net loss	—	—	—	(35,818)	—	(35,818)
Balance at March 30, 2025	18,360	$1,836	$73,284	$223,579	$(70,313)	$228,386

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2023	18,150	$1,815	$70,254	$273,676	$(54,405)	$291,340
Options exercised	7	1	38	—	—	39
Conversion of equity units	95	9	(9)	—	—	—
Stock-based compensation	—	—	407	—	—	407
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(2)	—	(15)	—	—	(15)
Other comprehensive loss, net of tax	—	—	—	—	(3,667)	(3,667)
Net loss	—	—	—	(10,295)	—	(10,295)
Balance at March 31, 2024	18,250	$1,825	$70,675	$263,381	$(58,072)	$277,809

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at July 2, 2023	18,081	$1,808	$68,901	$306,792	$(53,891)	$323,610
Options exercised	12	1	77	—	—	78
Conversion of equity units	161	16	(16)	—	—	—
Stock-based compensation	7	1	1,788	—	—	1,789
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(11)	(1)	(75)	—	—	(76)
Other comprehensive loss, net of tax	—	—	—	—	(4,181)	(4,181)
Net loss	—	—	—	(43,411)	—	(43,411)
Balance at March 31, 2024	18,250	$1,825	$70,675	$263,381	$(58,072)	$277,809

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	March 30, 2025	March 31, 2024
Cash and cash equivalents at beginning of period	$26,805	$46,960
Operating activities:
Net loss	(35,818)	(43,411)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Equity in loss of unconsolidated affiliates	467	311
Distribution received from unconsolidated affiliate	—	1,000
Depreciation and amortization expense	19,200	20,780
Non-cash compensation expense	2,442	1,798
Gain on sale of assets	(4,296)	—
Deferred income taxes	563	(2,403)
Other, net	1,525	(93)
Changes in assets and liabilities:
Receivables, net	(1,757)	4,225
Inventories	(753)	15,174
Other current assets	(1,966)	2,217
Income taxes	(7,106)	(685)
Accounts payable and other current liabilities	2,020	3,577
Other, net	5,485	(1,330)
Net cash (used) provided by operating activities	(19,994)	1,160

Investing activities:
Capital expenditures	(7,915)	(8,566)
Proceeds from the sale of assets	8,094	490
Net cash provided (used) by investing activities	179	(8,076)

Financing activities:
Proceeds from ABL Revolver	167,150	109,700
Payments on ABL Revolver	(148,150)	(112,800)
Payments on ABL Term Loan	(6,900)	(6,900)
Payments on finance lease obligations	(2,397)	(2,230)
Other, net	(428)	(6)
Net cash provided (used) by financing activities	9,275	(12,236)

Effect of exchange rate changes on cash and cash equivalents	(10)	(146)
Net decrease in cash and cash equivalents	(10,550)	(19,298)
Cash and cash equivalents at end of period	$16,255	$27,662

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

The fiscal quarter for each of Unifi, Inc., its primary domestic operating subsidiaries and its subsidiary in El Salvador ended on March 30, 2025. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal quarters ended on March 31, 2025. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ fiscal quarters end. The three-month periods ended March 30, 2025 and March 31, 2024 both consisted of 13 weeks. The nine-month periods ended March 30, 2025 and March 31, 2024 both consisted of 39 weeks.

3. Recent Accounting Pronouncements

Issued and Pending Adoption

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU is effective this fiscal year for annual reporting and in the first quarter of fiscal 2026 for interim reporting, with early adoption permitted. UNIFI has not adopted this standard. UNIFI is currently evaluating the impact on the Company’s disclosure but does not expect this standard will have a material impact on its consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU No. 2024-03 does not change or remove existing expense disclosure requirement but requires disaggregated disclosures about certain expense categories and captions, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. This ASU will become effective for UNIFI's fiscal 2028 and in the first quarter of fiscal 2029 for interim reporting, with retrospective application permitted. UNIFI is currently evaluating the impact on the Company's disclosures on its consolidated financial statements.

Based on UNIFI’s review of ASUs issued since the filing of the 2024 Form 10-K, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on UNIFI’s consolidated financial statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Revenue

The following tables present net sales disaggregated by (i) classification of customer type and (ii) REPREVE® Fiber sales:

Third-Party Manufacturer

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Third-party manufacturer	$145,519	$147,857	$429,611	$421,318
Service	1,038	1,139	3,198	3,439
Net sales	$146,557	$148,996	$432,809	$424,757

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
REPREVE® Fiber	$44,699	$46,754	$132,713	$134,940
All other products and services	101,858	102,242	300,096	289,817
Net sales	$146,557	$148,996	$432,809	$424,757

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

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	March 30, 2025	March 30, 2025	June 30, 2024
ABL Revolver	October 2027	6.6%	$16,700	$19,700
2024 Facility	October 2027	5.2%	22,000	—
ABL Term Loan	October 2027	6.4%	94,300	101,200
Finance lease obligations	(1)	5.3%	7,002	9,399
Total debt			140,002	130,299
Current ABL Term Loan			(9,200)	(9,200)
Current portion of finance lease obligations			(2,724)	(3,077)
Unamortized debt issuance costs			(184)	(229)
Total long-term debt			$127,894	$117,793

(1)
Scheduled maturity dates for finance lease obligations range from June 2025 to September 2028.

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

On April 10, 2025, UNIFI entered into a Second Amendment to the 2022 Credit Agreement (the “Second Amendment”). The Second Amendment primarily (i) permits the Company to enter into the purchase agreement related to, and consummate the sale of, the Madison, North Carolina property, (ii) permits the Company to allocate a portion of the net proceeds from the sale to repay outstanding revolving loans under the 2022 Credit Agreement, after the application of the greater of $25,000 or 50% of such net proceeds toward outstanding term loans, and (iii) requires the consent of all lenders, rather than the Required Lenders (as defined in the 2022 Credit Agreement), in order to reset the maximum amount of the term loans available under the 2022 Credit Agreement.

6. Income Taxes

The provision for income taxes and effective tax rate were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Provision for income taxes	$499	$790	$4,021	$707
Effective tax rate	(3.1)%	(8.3)%	(12.6)%	(1.7)%

Income Tax Expense

UNIFI’s provision for income taxes for the nine months ended March 30, 2025 and March 31, 2024 was calculated by applying the estimated annual effective tax rate to year-to-date pre-tax book income and adjusting for discrete items that occurred during the period.

The effective tax rate for the three and nine months ended March 30, 2025 and March 31, 2024 varied from the U.S. federal statutory rate primarily due to the U.S. generated losses for which UNIFI does not expect to realize a future tax benefit.

During the nine months ended March 31, 2024, the Internal Revenue Service (the “IRS”) audit of fiscal years 2014 through 2019 was concluded with a net refund of $1,275, which has been received along with $457 of interest on overpayments. The impact from the audit adjustments to the prior periods was insignificant.

Unrecognized Tax Benefits

UNIFI regularly assesses the outcomes of both completed and ongoing examinations to ensure that its provision for income taxes is sufficient. Certain returns that remain open to examination have utilized carryforward tax attributes generated in prior tax years, including net operating losses, which could potentially be revised upon examination.

Following the conclusion of the IRS audit during the period ended March 31, 2024, UNIFI adjusted the uncertain tax positions for fiscal years 2014 through 2019 that were effectively settled. The impact from releasing the netted uncertain tax position liabilities was insignificant.

During the nine months ended March 31, 2024, UNIFI released $853 accrued for interest and penalties after receiving the final assessment from the IRS.

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

The following table provides information as of March 30, 2025 with respect to the number of securities remaining available for future issuance under the 2020 Plan, as amended:

Authorized under the 2020 Plan	850
Plus: Share reserve increase from the First Amendment	1,100
Plus: Awards expired, forfeited, or otherwise terminated unexercised	262
Less: Awards granted to employees	(1,781)
Less: Awards granted to non-employee directors	(276)
Available for issuance under the 2020 Plan	155

9. Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Net loss	$(16,794)	$(10,295)	$(35,818)	$(43,411)
Basic weighted average shares	18,352	18,169	18,299	18,121
Net potential common share equivalents	—	—	—	—
Diluted weighted average shares	18,352	18,169	18,299	18,121
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	909	561	909	574
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	333	333	333	333

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

There were no related party receivables as of March 30, 2025 and June 30, 2024.

Related party payables for Salem Leasing Corporation consisted of the following:

	March 30, 2025	June 30, 2024
Accounts payable	$357	$464
Operating lease obligations	158	301
Finance lease obligations	1,395	2,374
Total related party payables	$1,910	$3,139

The following were the Company’s significant related party transactions:

		For the Three Months Ended		For the Nine Months Ended
Affiliated Entity	Transaction Type	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$1,028	$1,066	$3,307	$3,503

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As discussed in Note 5, "Long-Term Debt", UNIFI entered into the 2024 Facility in October 2024 which was collateralized by personal assets of a board member. During the three-month period ended March 30, 2025, UNIFI borrowed $22,000 on the 2024 Facility and used the proceeds to reduce the outstanding ABL Revolver balance.

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
•
The operations within the Asia Segment exhibit similar long-term economic characteristics and sell to similar customers utilizing similar methods of distribution primarily in Asia and Europe. The Asia Segment primarily sources synthetic and recycled textile products from third-party suppliers and sells to yarn manufacturers, knitters, and weavers that produce fabric for the apparel, automotive, home furnishings, industrial, and other end-use markets principally in Asia and Europe. The Asia Segment includes sales offices in China, Turkey, Hong Kong, and India.

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

Selected financial information is presented below:

	For the Three Months Ended March 30, 2025
	Americas	Brazil	Asia	Total
Net sales	$93,544	$28,124	$24,889	$146,557
Cost of sales	100,501	25,136	21,365	147,002
Gross (loss) profit	(6,957)	2,988	3,524	(445)
Segment depreciation expense	5,251	701	13	5,965
Segment (Loss) Profit	$(1,706)	$3,689	$3,537	$5,520

	For the Three Months Ended March 31, 2024
	Americas	Brazil	Asia	Total
Net sales	$91,130	$29,573	$28,293	$148,996
Cost of sales	94,644	25,736	23,852	144,232
Gross (loss) profit	(3,514)	3,837	4,441	4,764
Segment depreciation expense	5,473	841	—	6,314
Segment Profit	$1,959	$4,678	$4,441	$11,078

	For the Nine Months Ended March 30, 2025
	Americas	Brazil	Asia	Total
Net sales	$262,922	$89,916	$79,971	$432,809
Cost of sales	277,797	75,205	70,260	423,262
Gross (loss) profit	(14,875)	14,711	9,711	9,547
Segment depreciation expense	15,995	2,044	44	18,083
Segment Profit	$1,120	$16,755	$9,755	$27,630

	For the Nine Months Ended March 31, 2024
	Americas	Brazil	Asia	Total
Net sales	$253,252	$85,543	$85,962	$424,757
Cost of sales	270,884	76,400	71,648	418,932
Gross (loss) profit	(17,632)	9,143	14,314	5,825
Segment depreciation expense	16,478	2,447	—	18,925
Segment (Loss) Profit	$(1,154)	$11,590	$14,314	$24,750

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The reconciliations of segment gross profit to consolidated loss before income taxes are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Americas	$(6,957)	$(3,514)	$(14,875)	$(17,632)
Brazil	2,988	3,837	14,711	9,143
Asia	3,524	4,441	9,711	14,314
Segment gross (loss) profit	(445)	4,764	9,547	5,825
Selling, general and administrative expenses	12,295	11,372	37,058	35,389
(Benefit) provision for bad debts	(255)	179	(39)	1,259
Gain on sale of assets	—	—	(4,296)	—
Restructuring costs	1,320	—	1,320	5,101
Other operating expense, net	55	139	144	674
Operating loss	(13,860)	(6,926)	(24,640)	(36,598)
Interest income	(198)	(432)	(632)	(1,710)
Interest expense	2,417	2,407	7,322	7,505
Equity in loss of unconsolidated affiliates	216	604	467	311
Loss before income taxes	$(16,295)	$(9,505)	$(31,797)	$(42,704)

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

UNIFI’s raw material purchases under its supply agreement with UNFA consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
UNFA	$4,572	$2,586	$11,614	$9,499

As of March 30, 2025, UNIFI’s open purchase orders related to this supply agreement, all with UNFA, were $922. As of March 30, 2025 and June 30, 2024, UNIFI had accounts payable due to UNFA of $2,380 and $2,197, respectively.

Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to UNFA. As of March 30, 2025 and June 30, 2024, UNIFI’s investment in UNFA was $1,161 and $1,603, respectively. There have been no significant changes in the condensed balance sheet and income statement information for UNFA as previously disclosed in the 2024 Form 10-K.

14. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Nine Months Ended
	March 30, 2025	March 31, 2024
Interest, net of capitalized interest of $115 and $153, respectively	$7,062	$7,182
Income tax payments, net	5,191	4,103

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds.

Non-Cash Investing and Financing Activities

As of March 30, 2025 and June 30, 2024, $524 and $879, respectively, were included in accounts payable for unpaid capital expenditures. As of March 31, 2024 and July 2, 2023, $201 and $1,137, respectively, were included in accounts payable for unpaid capital expenditures.

During the nine-months ended March 30, 2025 and March 31, 2024, UNIFI recorded non-cash activity relating to finance leases of $0 and $1,633, respectively.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15. Restructuring Costs

On February 3, 2025, UNIFI announced the pending closure of a facility in Madison, North Carolina, and a plan to transition the associated manufacturing operations to other production facilities in North and Central America, and began immediately marketing the property for sale. UNIFI expects to incur restructuring charges for equipment relocation or disposal costs, employee retention or separation costs, and other closure-related costs including asset impairment. UNIFI expects that the restructuring charges, other than any asset impairment, will consist of cash payments, which are anticipated to continue through the end of this calendar year.

In fiscal 2024, UNIFI initiated the Profitability Improvement Plan intended to lower operating expenses for both production and administrative activities.

The restructuring expenses incurred in all periods primarily impacted the Americas Segment.

A summary of the restructuring activities consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Facility closure and equipment relocation costs	$1,088	$—	$1,088	$—
Employee separation or retention costs	232	—	232	2,351
Dissolution of joint venture	—	—	—	2,750
Restructuring costs	1,320	—	1,320	5,101

Cash payments	1,094	—	1,094	3,699
Non-cash charges	—	—	—	—
Ending Liability	226	—	226	1,402

UNIFI estimates it will incur between $6,000 and $8,000 of additional restructuring costs over the next 3 to 6 months related to the closure of the Madison facility.

Subsequent to quarter-end, on April 10, 2025, UNIFI entered into a Real Estate Purchase and Sale Agreement ("the Purchase Agreement") related to the sale of the Madison, North Carolina facility, as well as certain machinery and equipment located thereon, for a cash purchase price of $53,200. The closing of the transaction is expected to occur on May 15, 2025, unless accelerated by Buyer pursuant to the terms of the Purchase Agreement. The net proceeds of the transaction will be used to repay a portion of the principal balance of term loans and revolving loans outstanding under the 2022 Credit Agreement.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

16. Other Financial Data

Select balance sheet information is presented in the following table.

	March 30, 2025	June 30, 2024
Receivables, net:
Customer receivables	$81,707	$80,050
Allowance for uncollectible accounts	(2,593)	(2,713)
Reserves for quality claims	(888)	(745)
Net customer receivables	78,226	76,592
Banker's acceptance notes	995	1,326
Other receivables	1,330	1,247
Total receivables, net	$80,551	$79,165

Inventories:
Raw materials	$54,863	$49,391
Supplies	12,151	12,160
Work in process	7,774	8,994
Finished goods	59,951	64,449
Gross inventories	134,739	134,994
Net realizable value adjustment	(3,238)	(3,813)
Total inventories	$131,501	$131,181

Other current assets:
Vendor deposits	$3,849	$2,633
Value-added taxes receivable	2,690	2,510
Prepaid expenses and other	2,622	2,133
Contract assets	660	561
Assets held for sale (1)	—	3,781
Total other current assets	$9,821	$11,618

Property, plant and equipment, net:
Land	$1,891	$1,897
Land improvements	16,409	16,409
Buildings and improvements	162,963	162,414
Assets under finance leases	18,030	18,030
Machinery and equipment	631,346	650,901
Computers, software and office equipment	25,956	25,464
Transportation equipment	10,719	10,710
Construction in progress	3,956	3,319
Gross property, plant and equipment	871,270	889,144
Less: accumulated depreciation	(680,904)	(688,086)
Less: accumulated amortization – finance leases	(8,665)	(7,335)
Total property, plant and equipment, net	$181,701	$193,723

Other non-current assets:
Grantor trust	$2,132	$2,942
Investments in unconsolidated affiliates	1,161	1,603
Intangible assets, net	600	682
Recovery of taxes	—	5,543
Other	2,316	2,181
Total other non-current assets	$6,209	$12,951

Other current liabilities:
Payroll and fringe benefits	$8,113	$7,140
Incentive compensation	5,213	1,450
Utilities	2,368	2,861
Deferred revenue	1,279	1,504
Property taxes, interest and other	2,878	4,707
Total other current liabilities	$19,851	$17,662

Other long-term liabilities:
Nonqualified deferred compensation plan obligation	$2,153	$2,008
Uncertain tax positions	1,236	1,109
Other	338	390
Total other long-term liabilities	$3,727	$3,507

(1) On October 30, 2024, the property previously classified as held for sale was sold for $8,100 resulting in a net gain of $4,296.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended March 30, 2025, while a reference to the “prior period” refers to the three-month period ended March 31, 2024. A reference to the “current nine-month period” refers to the nine-month period ended March 30, 2025, while a reference to the “prior nine-month period” refers to the nine-month period ended March 31, 2024. Such references may be accompanied by certain phrases for added clarity. The current period and the prior period each consisted of 13 weeks. The current nine-month period and the prior nine-month period each consisted of 39 weeks.

Our discussions in this Item 2 focus on our results during, or as of, the three months ended March 30, 2025 and March 31, 2024, and, to the extent applicable, any material changes from the information discussed in the 2024 Form 10-K or other important intervening developments or information. These discussions should be read in conjunction with the 2024 Form 10-K for more detailed and background information about our business, operations, and financial condition.

Discussion of foreign currency translation is primarily associated with changes in the Brazilian Real (“BRL”) and changes in the Chinese Renminbi (“RMB”) versus the U.S. Dollar (“USD”). Weighted average exchange rates were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
BRL to USD	5.84	4.95	5.72	4.93
RMB to USD	7.27	7.19	7.21	7.21

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

Current Economic Environment

The challenging environment for textile production and demand has adversely impacted our consolidated sales and profitability. In addition, the following pressures have been present or recently introduced: (i) the impact of inflation on consumer spending, (ii) elevated interest rates for consumers and customers, including the impact on the carrying costs of customer inventories, (iii) the volatility of trade and regulatory matters in light of recent executive and legislative branch changes and (iv) the uncertainty over global trade policies and the financial impact of related tariffs and retaliatory tariffs.

A tariff structure that disproportionately impacts one country or region over another may result in a shift in manufacturing or flow of goods particularly as it relates to textile production across Asia and Central America. Such lower tariff countries or regions may be situated outside of UNIFI’s existing global supply chain. If UNIFI is unable to move production based on these shifts in regional demand, we may lose sales and experience an adverse effect on our financial condition, results of operations, or cash flows. UNIFI will continue to monitor these and other aspects of the current environment, leverage our global business model as necessary, and work closely with stakeholders to ensure business continuity and liquidity.

Fortunately, UNIFI has been expanding its supply chain and business model across multiple geographies over the last several years. Particularly, (i) our feedstock supply spans multiple markets, (ii) our commercial position in the Central American market remains key to servicing compliant business for USMCA and CAFTA-DR programs, and (iii) we have expanded our asset light model beyond China. Each of these concepts affords us diversity in this dynamic trade environment and greater flexibility in servicing our customer base.

Specific to other ongoing geopolitical tensions, we recognize the disruption to global markets and supply chains caused by the conflicts in Ukraine and the Middle East, and we have not been impacted. Indirectly, we recognize that additional or prolonged impacts to the petroleum or other global markets could cause further inflationary pressures to our global raw material costs or additional unforeseen adverse impacts.

Input Costs and Global Production Volatility

Despite lower input and freight costs and a marginally more stable labor pool recently, global demand volatility and uncertainty continued into fiscal 2025. The threat of recession and global tensions continue to create uncertainty. Such existing challenges and future uncertainty, particularly for rising input costs, labor productivity, and global demand, could worsen and/or continue for prolonged periods, materially impacting our consolidated sales, gross profit, and operating cash flows. Also, the need for future selling price adjustments in connection with inflationary costs could impact our ability to retain current customer programs and compete successfully for new programs in certain regions.

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

Review of Results of Operations

Three Months Ended March 30, 2025 Compared to Three Months Ended March 31, 2024

Consolidated Overview

The below tables provide:

•
the components of net loss and the percentage increase or decrease over the prior period amounts, and
•
a reconciliation from net loss to EBITDA and Adjusted EBITDA, and following the tables is a discussion and analysis of the significant components of net loss.

Net Loss

	For the Three Months Ended
	March 30, 2025		March 31, 2024
		% of Net Sales		% of Net Sales	% Change
Net sales	$146,557	100.0	$148,996	100.0	(1.6)
Cost of sales	147,002	100.3	144,232	96.8	1.9
Gross (loss) profit	(445)	(0.3)	4,764	3.2	(109.3)
SG&A	12,295	8.4	11,372	7.6	8.1
(Benefit) provision for bad debts	(255)	(0.2)	179	0.1	nm
Restructuring costs	1,320	0.9	—	—	nm
Other operating expense, net	55	—	139	0.1	(60.4)
Operating loss	(13,860)	(9.4)	(6,926)	(4.6)	100.1
Interest expense, net	2,219	1.5	1,975	1.4	12.4
Equity in loss of unconsolidated affiliates	216	0.2	604	0.4	(64.2)
Loss before income taxes	(16,295)	(11.1)	(9,505)	(6.4)	71.4
Provision for income taxes	499	0.4	790	0.5	(36.8)
Net loss	$(16,794)	(11.5)	$(10,295)	(6.9)	63.1

nm = not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net loss to EBITDA and Adjusted EBITDA were as follows:

	For the Three Months Ended
	March 30, 2025	March 31, 2024
Net loss	$(16,794)	$(10,295)
Interest expense, net	2,219	1,975
Provision for income taxes	499	790
Depreciation and amortization expense (1)	6,259	6,753
EBITDA	(7,817)	(777)

Transition costs (2)	2,900	—
Adjusted EBITDA	$(4,917)	$(777)

(1)
Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. However, within the accompanying Condensed Consolidated Statements of Cash Flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.
(2)
In the third quarter of fiscal 2025, UNIFI incurred various transition costs totaling $2,900 in connection with the consolidation of its yarn manufacturing operations, including (i) facility closure and equipment relocation costs of $1,088, (ii) inventory write-downs of $1,000, (iii) excess manufacturing costs of $580, and (iv) employee separation or retention costs of $232. The facility closure, equipment relocation, employee separation and retention costs were all recorded within Restructuring costs and the inventory write-downs and excess manufacturing costs were recorded within Cost of sales in the Condensed Consolidated Statements of Operations.

Adjusted Net Loss and Adjusted EPS (Non-GAAP Financial Measures)

The tables below set forth reconciliations of (i) Loss before income taxes (“Pre-tax Loss”), (ii) Provision for income taxes (“Tax Impact”), (iii) Net Loss to Adjusted Net Loss, and (iv) Diluted EPS to Adjusted EPS.

	For the Three Months Ended March 30, 2025				For the Three Months Ended March 31, 2024
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(16,295)	$(499)	$(16,794)	$(0.92)	$(9,505)	$(790)	$(10,295)	$(0.57)
Transition costs (1)	2,900	—	2,900	0.16	—	—	—	—
Adjusted results	$(13,395)	$(499)	$(13,894)	$(0.76)	$(9,505)	$(790)	$(10,295)	$(0.57)

Weighted average common shares outstanding				18,352				18,169

(1)
In the third quarter of fiscal 2025, UNIFI incurred various transition costs totaling $2,900 in connection with the consolidation of its yarn manufacturing operations including (i) facility closure and equipment relocation costs of $1,088, (ii) inventory write-downs of $1,000, (iii) excess manufacturing costs of $580, and (iv) employee separation or retention costs of $232. The facility closure, equipment relocation, employee separation and retention costs were all recorded within Restructuring costs and the inventory write-downs and excess manufacturing costs were recorded within Cost of sales in the Condensed Consolidated Statements of Operations. The associated tax impact was estimated to be $0 due to a valuation allowance against net operating losses in the U.S.

Net Sales

Consolidated net sales for the current period decreased by $2,439, or 1.6%, and consolidated sales volumes decreased by 0.9%, compared to the prior period. Net sales in the current period were lower primarily due to lower sales volumes and a weaker sales mix in Asia, partially offset by improved sales volumes in the Americas Segment, along with favorable pricing and market share gains in Brazil. Despite these sales volume improvements, volumes remain depressed, particularly in the Americas and Asia Segments as a result of continued weak global demand.

Consolidated weighted average sales prices decreased 0.7%. The decrease in sales prices was primarily attributable to a weaker sales mix in the Asia Segment, together with unfavorable foreign currency translation effects from the weakening of the BRL versus the USD within our Brazil Segment.

REPREVE® Fiber products for the current period comprised 31%, or $44,699, of consolidated net sales, compared to 31%, or $46,754, for the prior period.

Gross (Loss) Profit

Gross profit for the current period decreased by $5,209 compared to the prior period. Gross profit decreased primarily due to (i) lower conversion margins in the Americas Segment and (ii) softer sales and profitability in the Asia Segment. These were partially offset by (a) increased sales volumes and (b) improved productivity. However, gross profit continues to be unfavorably impacted by weak fixed cost absorption in the Americas Segment, where utilization and productivity remain below historical averages. Ongoing cost savings measures led to UNIFI announcing the consolidation of yarn manufacturing operations in the Americas Segment with the planned closure of the Madison, North Carolina facility. UNIFI incurred $1,580 of transition costs during the period, recorded in Cost of sales, related to (i) inventory write-downs of $1,000 and (ii) excess manufacturing costs of $580.

•
For the Americas Segment, gross profit decreased primarily due to decreased productivity related to the consolidation of yarn manufacturing operations.
•
For the Brazil Segment, gross profit decreased primarily due to (i) an unfavorable foreign currency translation impact and (ii) lower conversion margins.
•
For the Asia Segment, gross profit decreased primarily due to unfavorable changes in customer-specific programs from a weak demand environment.

SG&A

SG&A did not change meaningfully from the prior period to the current period, nor did the change include any significant offsetting impacts.

(Benefit) Provision for Bad Debts

The current period and the prior period reflect no material activity.

Restructuring Costs

On February 3, 2025, UNIFI announced the closing of its Madison, North Carolina facility and the transition of those manufacturing operations to other UNIFI production facilities in North and Central America. As a result, UNIFI incurred restructuring costs of $1,320 in the current period which consisted of (i) equipment relocation and facility closure costs of $1,088 and (ii) employee separation or retention costs of $232.

Other Operating Expense, Net

There was no material activity for the current period or the prior period.

Interest Expense, Net

Interest expense, net increased primarily due to lower interest income in the current period, associated with lower global cash balances.

Equity in Loss of Unconsolidated Affiliates

There was no material activity for the current period or the prior period.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Three Months Ended
	March 30, 2025	March 31, 2024
Provision for income taxes	$499	$790
Effective tax rate	(3.1)%	(8.3)%

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

The increase in the effective tax rate from the prior period to the current period is primarily attributable to lower foreign earnings and higher losses in the U.S.

Net Loss

The decrease in net loss was primarily attributable to (i) lower gross profit and (ii) restructuring costs in the current period, partially offset by (a) lower bad debt expense and (b) lower income tax expense.

Adjusted EBITDA and Adjusted EPS (Non-GAAP Financial Measures)

Adjusted EBITDA and Adjusted EPS were lower compared to the prior period primarily due to lower gross profit, partially offset by lower bad debt expense.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current period.

Americas Segment

The components of Segment (Loss) Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Americas Segment, were as follows:

	For the Three Months Ended
	March 30, 2025		March 31, 2024
		% of Net Sales		% of Net Sales	% Change
Net sales	$93,544	100.0	$91,130	100.0	2.6
Cost of sales	100,501	107.4	94,644	103.9	6.2
Gross loss	(6,957)	(7.4)	(3,514)	(3.9)	98.0
Depreciation expense	5,251	5.6	5,473	6.0	(4.1)
Segment (Loss) Profit	$(1,706)	(1.8)	$1,959	2.1	(187.1)

Segment net sales as a percentage of consolidated amounts	63.8%		61.2%
Segment (Loss) Profit as a percentage of consolidated amounts	(30.9)%		17.7%

The change in net sales for the Americas Segment was as follows:

Net sales for the prior period	$91,130
Increase in sales volumes	2,579
Change in average selling price and sales mix	(165)
Net sales for the current period	$93,544

The increase in net sales for the Americas Segment from the prior period to the current period was primarily attributable to higher sales volumes and ongoing growth in the Central America business. Both periods were unfavorably impacted by the continued weak global textile demand environment.

The change in Segment Loss for the Americas Segment was as follows:

Segment Profit for the prior period	$1,959
Decrease in underlying unit margins	(3,665)
Segment Loss for the current period	$(1,706)

The decrease in Segment (Loss) Profit for the Americas Segment from the prior period to the current period was primarily attributable to decreased productivity related to the consolidation of yarn manufacturing operations.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Brazil Segment, were as follows:

	For the Three Months Ended
	March 30, 2025		March 31, 2024
		% of Net Sales		% of Net Sales	% Change
Net sales	$28,124	100.0	$29,573	100.0	(4.9)
Cost of sales	25,136	89.4	25,736	87.0	(2.3)
Gross profit	2,988	10.6	3,837	13.0	(22.1)
Depreciation expense	701	2.5	841	2.8	(16.6)
Segment Profit	$3,689	13.1	$4,678	15.8	(21.1)

Segment net sales as a percentage of consolidated amounts	19.2%		19.8%
Segment Profit as a percentage of consolidated amounts	66.8%		42.2%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior period	$29,573
Unfavorable foreign currency translation effects	(4,509)
Increase in average selling price and change in sales mix	3,060
Net sales for the current period	$28,124

The decrease in net sales for the Brazil Segment from the prior period to the current period was primarily attributable to unfavorable foreign currency translation effects from the weakening of the BRL versus the USD, partially offset by higher average selling prices due to increasing raw material costs.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior period	$4,678
Unfavorable foreign currency translation effects	(712)
Decrease in underlying unit margins	(277)
Segment Profit for the current period	$3,689

The decrease in Segment Profit for the Brazil Segment from the prior period to the current period was primarily attributable to (i) unfavorable foreign currency translation effects and (ii) lower conversion margins. We continue to prioritize innovation and differentiation to improve our portfolio and competitive position in Brazil.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Asia Segment, were as follows:

	For the Three Months Ended
	March 30, 2025		March 31, 2024
		% of Net Sales		% of Net Sales	% Change
Net sales	$24,889	100.0	$28,293	100.0	(12.0)
Cost of sales	21,365	85.9	23,852	84.3	(10.4)
Gross profit	3,524	14.1	4,441	15.7	(20.6)
Depreciation expense	13	0.1	—	—	—
Segment Profit	$3,537	14.2	$4,441	15.7	(20.4)

Segment net sales as a percentage of consolidated amounts	17.0%		19.0%
Segment Profit as a percentage of consolidated amounts	64.1%		40.1%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior period	$28,293
Decrease in sales volumes	(2,305)
Change in average selling price and sales mix	(761)
Unfavorable foreign currency translation effects	(338)
Net sales for the current period	$24,889

The decrease in net sales for the Asia Segment from the prior period to the current period was primarily attributable to the changes in sales volumes related to customer-specific programs due to continued weak global demand, particularly for apparel.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior period	$4,441
Change in underlying unit margins and sales mix	(490)
Decrease in sales volumes	(362)
Unfavorable foreign currency translation effects	(52)
Segment Profit for the current period	$3,537

The decrease in Segment Profit for the Asia Segment from the prior period to the current period was primarily attributable to (i) a lower gross margin rate associated with a change in sales mix of REPREVE products and (ii) a decline in sales volumes.

Nine Months Ended March 30, 2025 Compared to Nine Months Ended March 31, 2024

Consolidated Overview

The below tables provide:

•
the components of net loss and the percentage increase or decrease over the prior nine-month period amounts, and
•
a reconciliation from net loss to EBITDA and Adjusted EBITDA, and following the tables is a discussion and analysis of the significant components of net loss.

Net Loss

	For the Nine Months Ended
	March 30, 2025		March 31, 2024
		% of Net Sales		% of Net Sales	% Change
Net sales	$432,809	100.0	$424,757	100.0	1.9
Cost of sales	423,262	97.8	418,932	98.6	1.0
Gross profit	9,547	2.2	5,825	1.4	63.9
SG&A	37,058	8.6	35,389	8.3	4.7
(Benefit) provision for bad debts	(39)	—	1,259	0.3	(103.1)
Gain on sale of assets	(4,296)	(1.0)	—	—	nm
Restructuring costs	1,320	0.3	5,101	1.2	(74.1)
Other operating expense, net	144	—	674	0.2	(78.6)
Operating loss	(24,640)	(5.7)	(36,598)	(8.6)	(32.7)
Interest expense, net	6,690	1.6	5,795	1.3	15.4
Equity in loss of unconsolidated affiliates	467	0.1	311	0.1	50.2
Loss before income taxes	(31,797)	(7.4)	(42,704)	(10.0)	(25.5)
Provision for income taxes	4,021	0.9	707	0.2	nm
Net loss	$(35,818)	(8.3)	$(43,411)	(10.2)	(17.5)

nm = not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net loss to EBITDA and Adjusted EBITDA were as follows:

	For the Nine Months Ended
	March 30, 2025	March 31, 2024
Net loss	$(35,818)	$(43,411)
Interest expense, net	6,690	5,795
Provision for income taxes	4,021	707
Depreciation and amortization expense (1)	19,046	20,663
EBITDA	(6,061)	(16,246)

Transition costs (2)	2,900	—
Gain on sale of assets (3)	(4,296)	—
Restructuring costs (4)	—	5,101
Adjusted EBITDA	$(7,457)	$(11,145)

(1)
Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. However, within the accompanying Condensed Consolidated Statements of Cash Flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.
(2)
In the third quarter of fiscal 2025, UNIFI incurred various transition costs totaling $2,900 in connection with the consolidation of its yarn manufacturing operations including (i) facility closure and equipment relocation costs of $1,088, (ii) inventory write-downs of $1,000, (iii) excess manufacturing costs of $580, and (iv) employee separation or retention costs of $232. The facility closure, equipment relocation, employee separation and retention costs were all recorded within Restructuring costs and the inventory write-downs and excess manufacturing costs were recorded within Cost of sales in the Condensed Consolidated Statements of Operations.
(3)
In the second quarter of fiscal 2025, UNIFI recorded a gain of $4,296 related to the sale of a warehouse located in Yadkinville, North Carolina.
(4)
In the second quarter of fiscal 2024, UNIFI incurred severance costs of $2,351 in connection with the Profitability Improvement Plan in the U.S. and a loss of $2,750 related to the dissolution of a nylon joint venture.

Adjusted Net Loss and Adjusted EPS (Non-GAAP Financial Measures)

The tables below set forth reconciliations of (i) Loss before income taxes (“Pre-tax Loss”), (ii) Provision for income taxes (“Tax Impact”), (iii) Net Loss to Adjusted Net Loss, and (iv) Diluted EPS to Adjusted EPS.

	For the Nine Months Ended March 30, 2025				For the Nine Months Ended March 31, 2024
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(31,797)	$(4,021)	$(35,818)	$(1.96)	$(42,704)	$(707)	$(43,411)	$(2.40)
Transition costs (1)	2,900	—	2,900	0.16	—	—	—	—
Gain on sale of assets (2)	(4,296)	—	(4,296)	(0.23)	—	—	—	—
Restructuring costs (3)	—	—	—	—	5,101	—	5,101	0.29
Adjusted results	$(33,193)	$(4,021)	$(37,214)	$(2.03)	$(37,603)	$(707)	$(38,310)	$(2.11)

Weighted average common shares outstanding				18,299				18,121
(1)
In the third quarter of fiscal 2025, UNIFI incurred various transition costs totaling $2,900 in connection with the consolidation of its yarn manufacturing operations including (i) facility closure and equipment relocation costs of $1,088, (ii) inventory write-downs of $1,000, (iii) excess manufacturing costs of $580, and (iv) employee separation or retention costs of $232. The facility closure, equipment relocation, employee separation and retention costs were all recorded within Restructuring costs and the inventory write-downs and excess manufacturing costs were recorded within Cost of sales in the Condensed Consolidated Statements of Operations. The associated tax impact was estimated to be $0 due to a valuation allowance against net operating losses in the U.S.
(2)
In the second quarter of fiscal 2025, UNIFI recorded a gain of $4,296 related to the sale of a warehouse located in Yadkinville, North Carolina. The associated tax impact was estimated to be $0 due to a valuation allowance against net operating losses and capital losses in the U.S.
(3)
In the second quarter of fiscal 2024, UNIFI incurred severance costs of $2,351 in connection with the Profitability Improvement Plan in the U.S. and a loss of $2,750 related to the dissolution of a nylon joint venture.

Net Sales

Consolidated net sales for the current nine-month period increased by $8,052, or 1.9%, and consolidated sales volumes increased 4.2%, compared to the prior nine-month period. Net sales in the current nine-month period were higher primarily due to improved sales volumes in each of the reportable segments, along with favorable pricing in Brazil. Despite some volume improvements, overall sales remain depressed, particularly in the Americas and Asia Segments as a result of continued weak global demand.

Consolidated weighted average sales prices decreased 2.3% which partially offset the volume increase. The decrease in sales prices was primarily attributable to sales mix and lower average selling prices in the Asia and Americas Segments, together with unfavorable foreign currency translation effects from the weakening of the BRL versus the USD within our Brazil Segment.

REPREVE® Fiber products for the current nine-month period comprised 31%, or $132,713, of consolidated net sales, compared to 32%, or $134,940, for the prior nine-month period.

Gross Profit

Gross profit for the current nine-month period increased to $9,547 from $5,825 in the prior nine-month period. Gross profit increased primarily due to (i) increased sales volumes, (ii) variable cost saving initiatives, (iii) improved productivity in certain manufacturing areas, and (iv) higher conversion margins. However, gross profit continues to be unfavorably impacted by weak manufacturing fixed cost absorption in the Americas Segment, where utilization and productivity remain below historical averages. Ongoing cost savings measures led to UNIFI announcing the consolidation of yarn manufacturing operations in the Americas Segment with the planned closure of the Madison, North Carolina facility. UNIFI incurred $1,580 of transition costs during the period, recorded in Cost of sales, related to (i) inventory write-downs of $1,000, and (ii) excess manufacturing costs of $580.

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

(Benefit) Provision for Bad Debts

The current nine-month period benefit reflects no material activity, while the prior nine-month period provision reflected an increase for a specifically identified customer balance originating in the U.S. fiber market.

Gain on Sale of Assets

In the second quarter of fiscal 2025, UNIFI recorded a gain of $4,296 related to the sale of a warehouse located in Yadkinville, North Carolina.

Restructuring Costs

On February 3, 2025, UNIFI announced the closing of its Madison, North Carolina facility and the transition of those manufacturing operations to other UNIFI production facilities in North and Central America. As a result, UNIFI incurred restructuring costs of $1,320 in the current period which consisted of (i) equipment relocation and facility closure costs of $1,088 and (ii) employee separation or retention costs of $232. Restructuring costs for the prior nine-month period consisted of (i) a loss of $2,750 for the dissolution of a nylon joint venture and (ii) severance charges of $2,351 in connection with the Profitability Improvement Plan in the U.S.

Other Operating Expense, Net

Other operating expense, net for the current nine-month period and the prior nine-month period include foreign currency transaction losses of $218 and $395, respectively, with no other meaningful activity.

Interest Expense, Net

Interest expense, net increased primarily due to lower interest income in the current nine-month period, associated with lower global cash balances.

Equity in Loss of Unconsolidated Affiliates

There was no material activity for the current nine-month period or the prior nine-month period.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Nine Months Ended
	March 30, 2025	March 31, 2024
Provision for income taxes	$4,021	$707
Effective tax rate	(12.6)%	(1.7)%

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

The decrease in the effective tax rate from the prior nine-month period to the current nine-month period is primarily attributable to (i) lower losses in the U.S. and lower foreign earnings in the current nine-month period, as well as (ii) a decrease in valuation allowances and release of interest and penalty reserves for uncertain tax benefits as a result of concluding an IRS audit during the prior nine-month period.

Net Loss

The improvement in net loss was primarily attributable to (i) increased gross profit, (ii) lower bad debt expense, (iii) a gain on sale of assets, and (iv) lower restructuring costs in the current nine-month period compared to the prior nine-month period, partially offset by (a) higher interest expense, net, and (b) higher income tax expense.

Adjusted EBITDA and Adjusted EPS (Non-GAAP Financial Measures)

Adjusted EBITDA and Adjusted EPS increased primarily due to (i) higher gross profit and (ii) lower bad debt expense.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current nine-month period.

Americas Segment

The components of Segment Profit (Loss), each component as a percentage of net sales, and the percentage increase or decrease over the prior nine-month period amounts for the Americas Segment, were as follows:

	For the Nine Months Ended
	March 30, 2025		March 31, 2024
		% of Net Sales		% of Net Sales	% Change
Net sales	$262,922	100.0	$253,252	100.0	3.8
Cost of sales	277,797	105.7	270,884	107.0	2.6
Gross loss	(14,875)	(5.7)	(17,632)	(7.0)	(15.6)
Depreciation expense	15,995	6.1	16,478	6.5	(2.9)
Segment Profit (Loss)	$1,120	0.4	$(1,154)	(0.5)	(197.1)

Segment net sales as a percentage of consolidated amounts	60.7%		59.6%
Segment Profit (Loss) as a percentage of consolidated amounts	4.1%		(4.7)%

The change in net sales for the Americas Segment was as follows:

Net sales for the prior nine-month period	$253,252
Increase in sales volumes	11,547
Change in average selling price and sales mix	(1,877)
Net sales for the current nine-month period	$262,922

The increase in net sales for the Americas Segment from the prior nine-month period to the current nine-month period was primarily attributable to higher sales volumes, partially offset by a lower-priced sales mix. Both periods were unfavorably impacted by the continued weak global textile demand environment.

The change in Segment Profit (Loss) for the Americas Segment was as follows:

Segment Loss for the prior nine-month period	$(1,154)
Change in underlying unit margins and sales mix	2,345
Change in sales volumes	(71)
Segment Profit for the current nine-month period	$1,120

The increase in Segment Profit for the Americas Segment from the prior nine-month period to the current nine-month period was primarily attributable to higher margins due to improved variable cost management efforts, partially offset by weak manufacturing fixed cost absorption and decreased productivity related to the consolidation of yarn manufacturing operations. Ongoing cost savings measures led to UNIFI announcing the consolidation of yarn manufacturing operations in the Americas Segment with the planned closure of the Madison, North Carolina facility. UNIFI incurred $1,580 of transition costs during the period, recorded in Cost of sales, related to (i) inventory write-downs of $1,000 and (ii) excess manufacturing costs of $580. Additionally, Segment Profit for the Americas Segment continues to be negatively impacted by a lower proportion of fiber sales volumes which are below historical averages due to depressed demand. As fiber products carry a higher selling price and allocation of production costs versus Chip and Flake, lower fiber production drives weaker fixed cost absorption and adversely impacts gross profit and gross margin.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior nine-month period amounts for the Brazil Segment, were as follows:

	For the Nine Months Ended
	March 30, 2025		March 31, 2024
		% of Net Sales		% of Net Sales	% Change
Net sales	$89,916	100.0	$85,543	100.0	5.1
Cost of sales	75,205	83.6	76,400	89.3	(1.6)
Gross profit	14,711	16.4	9,143	10.7	60.9
Depreciation expense	2,044	2.2	2,447	2.8	(16.5)
Segment Profit	$16,755	18.6	$11,590	13.5	44.6

Segment net sales as a percentage of consolidated amounts	20.8%		20.1%
Segment Profit as a percentage of consolidated amounts	60.6%		46.8%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior nine-month period	$85,543
Increase in average selling price and change in sales mix	11,024
Increase in sales volumes	5,130
Unfavorable foreign currency translation effects	(11,781)
Net sales for the current nine-month period	$89,916

The increase in net sales for the Brazil Segment from the prior nine-month period to the current nine-month period was primarily attributable to (i) higher average selling prices due to increasing raw material costs and (ii) an improvement in sales volumes from market share gains, partially offset by unfavorable foreign currency translation effects from the weakening of the BRL versus the USD.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior nine-month period	$11,590
Increase in underlying unit margins	6,088
Increase in sales volumes	694
Unfavorable foreign currency translation effects	(1,617)
Segment Profit for the current nine-month period	$16,755

The increase in Segment Profit for the Brazil Segment from the prior nine-month period to the current nine-month period was primarily attributable to (i) higher conversion margins and (ii) an increase in sales volumes discussed above, partially offset by unfavorable foreign currency translation effects. We continue to prioritize innovation and differentiation to improve our portfolio and competitive position in Brazil.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior nine-month period amounts for the Asia Segment, were as follows:

	For the Nine Months Ended
	March 30, 2025		March 31, 2024
		% of Net Sales		% of Net Sales	% Change
Net sales	$79,971	100.0	$85,962	100.0	(7.0)
Cost of sales	70,260	87.9	71,648	83.3	(1.9)
Gross profit	9,711	12.1	14,314	16.7	(32.2)
Depreciation expense	44	0.1	—	—	nm
Segment Profit	$9,755	12.2	$14,314	16.7	(31.8)

Segment net sales as a percentage of consolidated amounts	18.5%		20.2%
Segment Profit as a percentage of consolidated amounts	35.3%		57.8%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior nine-month period	$85,962
Change in average selling price and sales mix	(6,742)
Increase in sales volumes	730
Favorable foreign currency translation effects	21
Net sales for the current nine-month period	$79,971

The decrease in net sales for the Asia Segment from the prior nine-month period to the current nine-month period was primarily attributable to a change in sales mix of REPREVE products, partially offset by (i) an overall increase in sales volumes despite continued weak global demand, particularly for apparel and (ii) favorable foreign currency translation effects due to the strengthening of the RMB versus the USD.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior nine-month period	$14,314
Change in underlying unit margins and sales mix	(4,701)
Increase in sales volumes	122
Favorable foreign currency translation effects	20
Segment Profit for the current nine-month period	$9,755

The decrease in Segment Profit for the Asia Segment from the prior nine-month period to the current nine-month period was attributable to a decline in gross margin rate associated with a change in sales mix of REPREVE products.

Liquidity and Capital Resources

Note 5, “Long-Term Debt” to the condensed consolidated financial statements includes the detail of UNIFI’s debt obligations and terms and conditions thereof. Further discussion and analysis of liquidity and capital resources follow.

On October 25, 2024, UNIFI entered into a new credit agreement with Wells Fargo Bank, National Association for a $25,000 revolving credit facility (the "2024 Facility"). The maturity date of the 2024 Facility is the earlier of (i) October 28, 2027 and (ii) the termination or refinancing of the 2022 Credit Agreement. The 2024 Facility is deemed unsecured financing for UNIFI, but is collateralized by certain assets pledged by related party Kenneth G. Langone, one of the members of UNIFI's Board of Directors. Borrowings under the 2024 Facility bear interest at a rate of SOFR plus 0.90%. The 2024 Facility contains no additional financial covenants beyond those already in effect for the 2022 Credit Agreement and is subject to a monthly unused line fee of 0.25% on available borrowing capacity. In the third quarter of fiscal 2025, UNIFI borrowed $22,000 against the 2024 Facility and used the proceeds to reduce the outstanding ABL Revolver balance. There was no impact to debt principal from these transactions.

UNIFI’s primary capital requirements are for working capital, capital expenditures, and debt service. UNIFI’s primary sources of capital are cash generated from operations, borrowings available under the 2022 Credit Agreement and the 2024 Facility. For the current nine-month period, cash used by operations was $19,994 and, at March 30, 2025, availability under the ABL Revolver and 2024 Facility was $45,114 and $597, respectively.

As of March 30, 2025, all of UNIFI’s $140,002 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital, and total debt obligations as of March 30, 2025 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$25	$16,230	$16,255
Potential borrowings available under financing arrangements	45,711	—	45,711
Trigger level under ABL Revolver	(17,430)	—	(17,430)
Available Liquidity	$28,306	$16,230	$44,536

Working capital	$58,400	$108,525	$166,925
Total debt obligations	$140,002	$—	$140,002

Borrowings available under financing arrangements are generally collateralized by receivables and inventory owned in the U.S., plus cash equivalents pledged by Mr. Langone, and generally constrained by the fixed charge coverage ratio and trigger level prescribed in the 2022 Credit Agreement. Accordingly, “Available Liquidity” includes consideration for the trigger level that currently constrains our borrowing ability until a fixed charge coverage ratio of 1.05 to 1.00 is achieved. UNIFI’s primary cash requirements, in addition to normal course operating activities (e.g., working capital and payroll), primarily include (i) capital expenditures that generally have commitments of up to 12 months, (ii) contractual obligations that support normal course ongoing operations and production, (iii) operating leases and finance leases, (iv) debt service, and (v) share repurchases.

Subsequent to quarter-end, on April 10, 2025, UNIFI entered into a Real Estate Purchase and Sale Agreement ("the Purchase Agreement") related to the sale of its Madison, North Carolina facility, as well as certain machinery and equipment located thereon, for a cash purchase price of $53,200. The closing of the transaction is expected to occur on May 15, 2025, unless accelerated by Buyer pursuant to the terms of the Purchase Agreement. The net proceeds of the transaction will be used to repay a portion of the principal balance of term loans and revolving loans outstanding under the 2022 Credit Agreement.

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

The following outlines the attributes relating to our credit facilities as of March 30, 2025:

•
UNIFI was in compliance with all applicable financial covenants in the 2022 Credit Agreement and 2024 Facility;
•
availability under the 2024 Facility was $597 as of March 30, 2025;
•
availability exceeding the Trigger Level (as defined in the 2022 Credit Agreement) under the ABL Revolver was $27,684;
•
the Trigger Level under the ABL Revolver was $17,430; and
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

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	March 30, 2025	June 30, 2024
Long-term debt	$127,894	$117,793
Current portion of long-term debt	11,924	12,277
Unamortized debt issuance costs	184	229
Debt principal	140,002	130,299
Less: cash and cash equivalents	16,255	26,805
Net Debt	$123,747	$103,494

The increase in Net Debt primarily reflects the use of operating cash during fiscal 2025 and capital expenditures during the current nine-month period. The increase was partially offset by the application of proceeds to the ABL Revolver for the warehouse sale in October 2024.

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measure)

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	March 30, 2025	June 30, 2024
Cash and cash equivalents	$16,255	$26,805
Receivables, net	80,551	79,165
Inventories	131,501	131,181
Income taxes receivable	7,402	164
Other current assets	9,821	11,618
Accounts payable	(43,564)	(43,622)
Other current liabilities	(19,851)	(17,662)
Income taxes payable	(885)	(754)
Current operating lease liabilities	(2,381)	(2,251)
Current portion of long-term debt	(11,924)	(12,277)
Working capital	$166,925	$172,367

Less: Cash and cash equivalents	(16,255)	(26,805)
Less: Income taxes receivable	(7,402)	(164)
Less: Income taxes payable	885	754
Less: Current operating lease liabilities	2,381	2,251
Less: Current portion of long-term debt	11,924	12,277
Adjusted Working Capital	$158,458	$160,680

Adjusted Working Capital decreased $2,222 from June 30, 2024 to March 30, 2025.

The decrease in Adjusted Working Capital was primarily attributable to (i) a decrease in other current assets following an asset sale and (ii) an increase in employee compensation accruals within other current liabilities, which was partially offset by an increase in receivables, net primarily due to an increase in sales and the timing of cash receipts.

Operating Cash Flows

The significant components of net cash (used) provided by operating activities are summarized below.

	For the Nine Months Ended
	March 30, 2025	March 31, 2024
Net loss	$(35,818)	$(43,411)
Equity in loss of unconsolidated affiliates	467	311
Distribution received from unconsolidated affiliate	—	1,000
Depreciation and amortization expense	19,200	20,780
Non-cash compensation expense	2,442	1,798
Gain on sale of assets	(4,296)	—
Deferred income taxes	563	(2,403)
Subtotal	(17,442)	(21,925)

Receivables, net	(1,757)	4,225
Inventories	(753)	15,174
Accounts payable and other current liabilities	2,020	3,577
Other changes	(2,062)	109
Net cash (used) provided by operating activities	$(19,994)	$1,160

The decrease in operating cash flows was due to the relative changes in working capital including receivables, net, inventories, and accounts payable and other current liabilities, partially offset by an improvement in earnings in the current nine-month period compared to the prior nine-month period.

For the current nine-month period, the increases in accounts receivable and inventories were largely driven by the improvement in sales and timing of cash receipts. The increase in accounts payable and other current liabilities was largely due to increased accruals for employee compensation.

For the prior nine-month period, the decrease in inventories was primarily due to lower weighted average costs. The decrease in accounts receivable was largely driven by the decrease in sales and timing of cash receipts. The increase in accounts payable and other current liabilities was largely due to the liabilities recorded for severance and employee compensation.

Investing Cash Flows

Investing activities primarily include $7,915 for capital expenditures. UNIFI expects recent and future capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment. In March 2023, UNIFI amended certain existing contracts related to future purchases of texturing machinery by delaying the scheduled receipt and installation of such equipment in the U.S. and El Salvador by 18 months. In December 2023, UNIFI extended this delay by an additional 12 months at no cost to the Company.

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

There have been no material changes in the scheduled maturities of UNIFI’s contractual obligations as disclosed under the heading “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K except for the $22,000 of borrowings on the 2024 Facility, which matures October 28, 2027.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities. As of March 30, 2025, UNIFI had borrowings under its ABL Facility that totaled $133,000. UNIFI’s sensitivity analysis indicates that a 50-basis point interest rate increase as of March 30, 2025 would result in an increase in annual interest expense of approximately $700.

Foreign Currency Exchange Rate Risk

A complete discussion of foreign currency exchange rate risk is included in the 2024 Form 10-K and is supplemented by the following disclosures.

As of March 30, 2025, UNIFI had no outstanding foreign currency forward contracts. As of March 30, 2025, foreign currency exchange rate risk positions included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	29.6%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$11,512
Denominated in RMB	826
Denominated in BRL	1,385
Denominated in other foreign currencies	431
Total cash and cash equivalents held outside the U.S.	$14,154
Percentage of total cash and cash equivalents held outside the U.S.	87.1%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$2,076

Raw Material and Commodity Cost Risks

A complete discussion of raw material and commodity cost risks is included in the 2024 Form 10-K.

Other Risks

UNIFI is also exposed to geopolitical risk, including changing laws and regulations governing international trade, such as quotas, tariffs, and tax laws. The degree of impact and the frequency of these events cannot be predicted.

Item 4. Controls and Procedures

As of March 30, 2025, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and the principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended March 30, 2025 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended March 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

4.1+†

Second Amendment to Second Amended and Restated Credit Agreement, dated April 10, 2025, by and among Unifi Manufacturing, Inc. and certain of its domestic affiliates, Well Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

10.1†

Real Estate Purchase and Sale Agreement, dated as of April 10, 2025, by and between Unifi Manufacturing, Inc. and Enovum Data Centers Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 16, 2025 (File No. 001-10542)).

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

UNIFI, INC.
(Registrant)

Date: May 7, 2025	By:	/s/ ANDREW J. EAKER
Andrew J. Eaker
Executive Vice President & Chief Financial Officer Treasurer
(Principal Financial Officer and Principal Accounting Officer)