Form 10-K
period 2025-06-29
UNIFI INC
filed 2025-08-26
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2025

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

As of December 27, 2024, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $89,995,173. The registrant has no non-voting stock.

As of August 21, 2025, the number of shares of the registrant’s common stock outstanding was 18,360,663.

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

UNIFI, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 29, 2025

Fiscal Year

The fiscal year for Unifi, Inc., its domestic subsidiaries, and its subsidiary in El Salvador ends on the Sunday in June or July nearest to June 30 of each year. Unifi, Inc.’s fiscal 2025, 2024, and 2023 ended on June 29, 2025, June 30, 2024, and July 2, 2023, respectively. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal years end on June 30. For fiscal 2025 and 2023, there were no significant transactions or events that occurred between Unifi, Inc.’s fiscal year end and such wholly owned subsidiaries’ fiscal year ends. Unifi, Inc.’s fiscal 2025, 2024 and 2023 each consisted of 52 weeks.

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

UNIFI has three reportable segments based on the primary geographies in which UNIFI distributes its products:

•
The Americas Segment primarily manufactures and sells recycled and synthetic textile products to yarn manufacturers, knitters and weavers that produce yarn and/or fabric for the apparel, hosiery, home furnishings, automotive, industrial, medical, and other end‑use markets principally in North and Central America. The Americas Segment consists of sales and manufacturing operations in the U.S., El Salvador, and Colombia.
•
The Brazil Segment primarily manufactures and sells recycled and synthetic textile products to knitters and weavers that produce fabric for the apparel, home furnishings, automotive, industrial, and other end-use markets principally in Brazil. The Brazil Segment includes a manufacturing location and sales offices in Brazil.
•
The Asia Segment primarily sources recycled and synthetic textile products from third party suppliers and sells to yarn manufacturers, knitters, and weavers principally in Asia and Europe that produce fabric for the apparel, automotive, home furnishings, industrial, and other end-use markets. The Asia Segment has no manufacturing assets and includes sales offices in China, Turkey, Hong Kong, and India.

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

Fiscal 2025 Financial Performance

In fiscal 2025, despite recent improvements in sales volumes and ongoing growth in Central America, the Americas Segment continued to experience customer-demand headwinds, along with continued pricing pressures and lower than anticipated manufacturing utilization that weighed on gross margins. Due to the continued unfavorable impact of low facility utilization and productivity levels in the Americas Segment, UNIFI adopted cost savings measures which included the consolidation of yarn manufacturing operations in the Americas Segment with the closure and sale of the Madison, North Carolina facility. Despite the difficult operating environment, we have continued to focus on commercializing value-added products and creating differentiation through innovation and sustainability, while also expanding our sales channels beyond traditional apparel end-uses.

In fiscal 2025, the Brazil Segment's operating results continued to perform well with steady demand and market share gains, despite competitive import pricing pressures and unfavorable foreign currency impacts.

In fiscal 2025, the Asia Segment's results decreased primarily due to weak demand and a change in sales mix of REPREVE products. The sales volumes in the Asia Segment, particularly for apparel, were unfavorably impacted by volatility from customer-demand headwinds and tariffs placed upon many countries outside of the United States in the second half of this fiscal year. The Asia Segment is better able to withstand volatility in product demand due to its asset-light model.

We remain committed to restoring and increasing profitability across our global businesses, while enhancing and delivering upon the demand for value-added innovative and sustainable products.

Beyond the specific demand challenges within the textile industry, our business was adversely impacted by: (i) the impact of inflation on consumer spending, (ii) elevated interest rates for consumers and customers, including the impact on the carrying costs of customer inventories, and (iii) the volatility resulting from trade and regulatory matters (including tariffs). A tariff structure that disproportionately impacts one country or region over another may result in a shift in manufacturing or flow of goods particularly as it relates to textile production across Asia and Central America.

Fortunately, UNIFI has been expanding its supply chain and business model across multiple geographies over the last several years. Particularly, (i) our feedstock supply spans multiple markets, (ii) our commercial position in the Central American market remains key to servicing compliant business for USMCA and CAFTA-DR programs, and (iii) we have expanded our asset light model beyond China, most recently with the addition of Unifi Textiles India in October 2024. Each of these concepts affords us diversity in this dynamic trade environment and greater flexibility in servicing our customer base.

Specific to other ongoing geopolitical tensions, we recognize the disruption to global markets and supply chains caused by the conflicts in Ukraine and the Middle East, however we have not been directly impacted. Indirectly, we recognize that additional or prolonged impacts to the petroleum or other global markets could cause further inflationary pressures to our global raw material costs or additional unforeseen adverse impacts.

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

The primary metric for tracking growth of the REPREVE brand is REPREVE Fiber sales. REPREVE Fiber represents UNIFI's collection of fiber products on its recycled platform, with or without added technologies. Of our consolidated net sales in fiscal 2025, 2024, and 2023, REPREVE Fiber sales comprised 31%, 32%, and 30%, or $174,855, $188,517, and $186,161, respectively.

Capital Investments

Fiscal 2021 through 2023 capital investments increased in connection with our planned investment of approximately $100,000 into the Americas and Brazil Segments for new eAFK Evo texturing machinery that has significant efficiency, productivity, and flexibility benefits over our legacy equipment. We are encouraged by the performance metrics surrounding the eAFK Evo texturing machines currently operating in our facilities, and we expect these upgrades to generate meaningful investment returns in the future when product demand recovers. Due to the weak demand environment in fiscal 2023 and 2024, UNIFI negotiated two contract modifications with the equipment vendor. At that time, approximately 75% of the project had been completed in the Americas and 100% had been completed in Brazil. The contract modifications allowed UNIFI to delay the remaining equipment purchases and installation activities until September 2025. In the fourth quarter of fiscal 2025, UNIFI terminated the overall contract in exchange for the forfeiture of $1,448 in deposits which is included in Restructuring costs within the Consolidated Statements of Operations. These actions allow for (i) improved short- and mid-term liquidity in light of the current subdued levels of sales and facility utilization and (ii) a better matching of future capital expenditures with the consolidation of UNIFI's yarn manufacturing operations.

In fiscal 2026, we expect to invest between $8,000 and $12,000 in capital projects, primarily relating to routine annual maintenance capital expenditures.

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

As of June 29, 2025, UNIFI had repurchased 701 shares of its common stock at an average price of $15.90 per share, none of which occurred in fiscal 2025, leaving $38,859 available for repurchases under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

Developments in Principal Markets

Americas

Our operations in the U.S., El Salvador, and Colombia operate under the Dominican Republic—Central America Free Trade Agreement (“CAFTA-DR”) and the United States-Mexico-Canada Agreement (“USMCA”). Prior to the establishment of the USMCA, we benefited from a similar agreement known as the North American Free Trade Agreement (“NAFTA”).

Throughout fiscal 2023, we experienced adverse pressure from rising input costs, competitive headwinds, and weakening manufacturing productivity. In addition, in fiscal 2023, 2024, and 2025, the Americas Segment experienced lower volumes as a result of lower global demand in connection with the inventory destocking efforts of major brands and retailers. However, beginning in the second half of fiscal 2025, we experienced a slow, but steady improvement in overall sales, primarily due to our increased commercial efforts and portfolio diversification. Looking ahead, we believe our Americas business remains well-positioned to capture long-term growth opportunities, and we are working to mitigate any potential recessionary impacts.

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

Asia

UNIFI’s Asia operations remain an important part of our strategy due to the significant production capacity that exists in Asia, which enhances our ability to service customers with global supply chains. Competition in the Asia region remains high; however, interest and demand for UNIFI’s products in Asia have helped support strong underlying sales volumes in recent years. We are encouraged by programs undertaken with key brands and retailers that benefit from the diversification and innovation of our global portfolio. During fiscal 2025, customer-demand headwinds resulted in depressed volumes in Asia and in the second half of the fiscal year, tariffs placed upon many foreign countries resulted in additional demand volatility due to the recent actions taken by the U.S. during trade-related negotiations.

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

According to the National Council of Textile Organizations, the U.S. textile and apparel industry’s total shipments were approximately $63.9 billion for calendar 2024 as the U.S. textile and apparel industry exported nearly $28.0 billion of textile and apparel products. The U.S. textile industry remains a large manufacturing employer.

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

UNIFI’s major competitors in the Americas region for polyester yarns are Aquafil O'Mara; United Textiles of America S.de R.L. de C.V.; NanYa Plastics Corp. of America (“NanYa”); and C S Central America S.A. de C.V. In fiscal 2024, a major competitor, AKRA, S.A. de C.V., closed its polyester manufacturing facility in Monterrey, Mexico.

UNIFI’s major competitors for nylon yarn sales in the U.S. are Sapona Manufacturing Company, Inc. and McMichael Mills, Inc.

As UNIFI is the only domestic producer of textured polyester in Brazil, our major competitors in Brazil are traders of imported yarns and fibers. In fiscal 2024, our largest domestic competitor, Petroquimica Suape (Companhia Petroquimica de Pernambuco), halted textured yarn production providing us an opportunity to gain additional market share in the region.

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

Raw Materials, Suppliers and Sourcing

The primary raw material supplier for the Americas Segment of virgin Chip and POY is NanYa. For the Brazil Segment, Reliance Industries, Ltd. is the primary supplier of POY. The primary suppliers of nylon raw materials for the Americas Segment are UNF America, LLC (“UNFA”); and The LYCRA Company. UNFA is a joint venture owned 50% by UNIFI. Currently, there are multiple domestic and foreign suppliers available to fulfill UNIFI’s sourcing requirements for its recycled products. The majority of plastic bottles we utilize in the U.S. are obtained in open-market transactions from recycling companies and municipalities throughout the U.S., while our Asian subsidiaries source recycled materials from various countries and entities throughout Asia.

For its operations in the U.S., UNIFI produces and buys certain of its raw material fibers for Compliant Yarns from a variety of sources in the U.S., UNIFI produces a portion of its Chip requirements in its REPREVE Recycling Center and purchases the remainder of such requirements from external suppliers for use in its domestic spinning facility to produce POY. In addition, UNIFI purchases nylon and polyester products for resale from various suppliers. Although UNIFI does not generally have difficulty meeting its raw material requirements, UNIFI has, in the past, experienced interruptions or limitations in the supply of certain raw materials.

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

We estimate our consolidated net sales for fiscal 2025 were distributed across our primary end markets as follows:

•
Apparel (including hosiery and footwear) represented approximately 58% of our consolidated net sales.
•
Industrial represented approximately 12% of our consolidated net sales, and includes medical, belting, tapes, filtration, ropes, protective fabrics, and awnings.
•
Furnishings (including both contract and home furnishings) represented approximately 12% of our consolidated net sales, and is largely dependent upon the housing market, which, in turn, is influenced by consumer confidence and credit availability.
•
Automotive represented approximately 6% of our consolidated net sales.
•
All other markets represented approximately 12% of our consolidated net sales.

In addition to the above, UNIFI combines its research and development efforts with the demands of customers and markets to develop innovative technologies that enhance yarn characteristics. Application of these technologies allows for a diversity of benefits, including: water repellency, flame retardation, soil release, enhanced color-fastness achieved with less water use, and protection from ultra-violet rays, among other attributes.

As we continue to diversify our portfolio beyond apparel and pursue new end markets, we expect to gain margin accretive sales and improve facility utilization. Indicating our expanded product portfolio and enhanced technological capabilities, we recently introduced new products based on the Textile Takeback platform and Thermaloop insulation.

Customers

UNIFI’s Americas Segment, Brazil Segment, and Asia Segment serve approximately 480, 360, and 540 customers, respectively, all in a variety of geographic markets. UNIFI’s products are manufactured according to customer specifications and are shipped based upon customer order requirements. Customer payment terms are generally consistent with prevailing industry practices for the geographies in which we participate.

UNIFI’s consolidated net sales are not materially dependent on a single direct customer and no single direct customer accounts for 10% or more of UNIFI’s consolidated net sales. In fiscal 2025, OIA Global comprised 10% of the Asia Segment's sales. UNIFI’s top 10 direct customers accounted for approximately 24% of consolidated net sales for fiscal 2025 and approximately 26% of receivables as of June 29, 2025. However, UNIFI’s consolidated net sales are dependent on demand from a relatively small number of brand partners.

Sales and Marketing

UNIFI employs an internal sales force operating out of sales offices primarily in the U.S., Brazil, China, El Salvador, Colombia, Turkey, India, and Europe. UNIFI also relies on independent sales agents for sales in several other countries. UNIFI seeks to create strong customer relationships and to build and strengthen those relationships throughout the supply chain. Through frequent communications with customers, partnering in product development, and engaging key downstream brands and retailers, UNIFI has created significant pull-through sales and brand recognition for its products. For example, UNIFI works with brands and retailers to educate and create demand for its products, including recent engagements involving REPREVE, and other performance technology products at multiple events and venues in the U.S. and globally. UNIFI then works with key fabric mill partners to develop specific fabrics for those brands and retailers utilizing UNIFI products. In many of these regards, UNIFI draws upon and integrates the resources of its research and development personnel. In addition, UNIFI is enhancing co-branding activations with integrated point-of-sale and online marketing with popular brands and retailers to enable consumers to find REPREVE and other performance technology products in multiple retail channels. Our sales and marketing strategy leverages a multi-channel digital approach, including targeted social media collaborations and campaigns, dynamic website engagement, and strategic media outreach, to enhance brand visibility, drive customer acquisition, and support product conversion across key markets. Based on the establishment of many commercial and branded programs, this strategy has been successful for UNIFI.

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

For fiscal 2025, 2024, and 2023, UNIFI incurred $8,750, $9,599, and $10,871, respectively, in costs for research and development (including employee costs).

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

Human Capital

As of June 29, 2025, UNIFI had approximately 2,700 employees, which includes approximately 200 individuals working under temporary labor contracts. The number of employees in each of the Americas, Brazil, and Asia Segments and the corporate office were approximately 1,700, 800, 100, and 100, respectively, at June 29, 2025. In fiscal 2025, UNIFI reduced its headcount due to the transition of the Madison, North Carolina manufacturing operations to other production facilities in North and Central America. While employees of our Brazil Segment are unionized, none of the labor forces employed by UNIFI’s domestic or other foreign subsidiaries are currently covered by a collective bargaining agreement. UNIFI believes the Company has a good relationship with its employees.

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

Seasonality

UNIFI is not significantly impacted by seasonality; however, UNIFI typically experiences its highest sales volumes in the fourth quarter of its fiscal year. Excluding the effects of fiscal years with 53 weeks rather than 52 weeks, the most significant effects on UNIFI’s results of operations for particular periods during a year are due to planned manufacturing shutdowns by either UNIFI or its customers for certain holiday or traditional shutdown periods.

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

Beyond the inflationary environment experienced during fiscal 2023 through 2025, UNIFI expects that costs could continue to rise long-term for certain consumables used to produce and ship its products, as well as for its utilities and labor. UNIFI expects to mitigate the impacts of such rising costs through increased operational efficiencies and increased selling prices, but rising inflation could be a factor that negatively impacts UNIFI’s profitability.

In the past, selling price adjustments were primarily associated with changes in the price of polyester and nylon raw materials, but the current economic environment requires that selling price adjustments accommodate significant increases in all categories of input costs, including packaging, supplies, additives, and labor. For the majority of our portfolio, we have been able to implement selling price adjustments to protect gross margins. However, some selling price adjustments in the U.S. and Central America were not realized rapidly enough to avoid temporary gross margin declines in certain portions of our portfolio. While we navigated the dynamic cost environment during fiscal 2023 through 2025 better than in earlier prior years, low manufacturing utilization and manufacturing productivity have adversely impacted our gross margin and remain current headwinds to UNIFI’s profitability, most notably in the Americas Segment.

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

Joint Ventures and Unconsolidated Affiliates

UNIFI participates in one joint venture located in the U.S. that supplies raw materials to the Americas Segment. As of June 29, 2025, UNIFI had $1,151 recorded for this unconsolidated affiliate investment. Other information regarding UNIFI’s unconsolidated affiliates is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under the subheading “Investments in Unconsolidated Affiliates” in Note 10, "Other Non-Current Assets," to the accompanying consolidated financial statements.

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

UNIFI competes not only against domestic and foreign yarn producers, but also against importers of foreign-sourced fabric, apparel, and other textile products into the U.S. and other countries in which UNIFI does business, particularly in Brazil with respect to commodity yarn products. The primary competitive factors in the textile industry include price, quality, product styling, performance attributes and differentiation, brand reputation, flexibility and location of production and finishing, delivery time, and customer service. The needs of certain customers and brand partners and the characteristics of particular products determine the relative importance of these various factors. A large number of UNIFI’s foreign competitors have significant competitive advantages that may include lower labor and raw material costs, production facilities in locations outside UNIFI’s existing supply chain, government subsidies, and favorable foreign currency exchange rates against the USD. If any of these advantages increase, if new and/or larger competitors emerge in the future, or if UNIFI’s brand reputation is detrimentally impacted, UNIFI’s products could become less competitive, and its sales and profits may decrease as a result. In particular, devaluation of the Chinese currency against the USD could result in UNIFI’s products becoming less competitive from a pricing standpoint and/or could result in the Americas region losing market share to Chinese imports, thereby adversely impacting UNIFI’s sales and profits. While foreign competitors have traditionally focused on commodity production, entities are now increasingly focused on value-added products and unbranded recycled products. Competition from unbranded recycled yarns has increased, and has resulted in market share losses for our flagship REPREVE brand. UNIFI may not be able to continue to compete effectively with foreign-made textile and apparel products, which would materially adversely affect its business, financial condition, results of operations, or cash flows. Similarly, to maximize their own supply chain efficiency, customers and brand partners sometimes request that UNIFI’s products be produced and sourced from specific geographic locations that are in close proximity to the customer’s fabric mills or that have other desirable attributes from the customer’s perspective. These locations are sometimes situated outside the footprint of UNIFI’s existing global supply chain. If UNIFI is unable to move production based on customer requests or other shifts in regional demand, we may lose sales and experience an adverse effect on our business, financial condition, results of operations, or cash flows.

Due to the uncertain economic and regulatory environment with regards to China, certain customers and brand partners have shifted their supply chains from China to other countries in the region. If customers and brand partners continue to move their supply base from China, this would have a negative impact on UNIFI’s profitability in a geographic location where we have made a significant investment in people and the manufacturing partners that make up our supply chain.

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

UNIFI has invested heavily in branding and marketing initiatives, and certain of our brands, particularly our REPREVE brand, have widespread recognition. Our financial success is directly dependent on the success of our brands. The success of a brand can suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Our financial results could also be negatively impacted if one of our brands suffers substantial harm to its reputation due to a product recall, product-related litigation, the sale of counterfeit products, or other circumstances that tarnish the qualities and values represented by our brands. We license our trademarks to brands and customers through formal licensing agreements, allowing for co-branding usage and related marketing claims when our products or technologies are used. All such usage must comply with the terms set forth in the licensing agreement as well as meet our requirements for certification and content usage. Although we make concerted efforts to protect our brands through quality control mechanisms and contractual obligations imposed on our licensees, there is a risk that some licensees might not be in full compliance with those mechanisms and obligations. If the reputation of one or more of our brands is significantly eroded, it could adversely affect our sales, results of operations, cash flows, and/or financial condition.

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

UNIFI has foreign operations in Brazil, China, Colombia, El Salvador, India, and Turkey. In addition, to help service its customers, UNIFI from time to time engages with third-party independent contractors to provide sales and distribution, manufacturing, and other operational and administrative support services in locations around the world. UNIFI serves customers throughout the Americas and Asia, as well as various countries in Europe. UNIFI’s foreign operations are subject to certain political, tax, economic, and other uncertainties not encountered by its domestic operations that can materially impact UNIFI’s supply chains or other aspects of its foreign operations. The risks of international operations include trade barriers, duties, exchange controls, national and regional labor strikes, social and political unrest, general economic risks, compliance with a variety of foreign laws (including tax laws), the difficulty of enforcing agreements and collecting receivables through foreign legal systems, taxes on distributions or deemed distributions to UNIFI or any of its U.S. subsidiaries, maintenance of minimum capital requirements, and import and export controls. UNIFI’s consolidated results of operations and business could be adversely affected as a result of a significant adverse development with respect to any of these risks.

Through its foreign operations, UNIFI is also exposed to foreign currency exchange rate fluctuations. Fluctuations in foreign currency exchange rates will impact period-to-period comparisons of UNIFI’s reported results. Additionally, UNIFI operates in countries with foreign exchange controls. These controls may limit UNIFI’s ability to transfer funds from its international operations or otherwise to convert local currencies into USDs. These limitations could adversely affect UNIFI’s ability to access cash from its foreign operations.

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

UNIFI’s principal sources of liquidity are cash flows generated from operations and borrowings under its credit facility. UNIFI’s ability to make payments on its indebtedness and to fund planned capital expenditures and strategic initiatives will depend on its ability to generate future cash flows from operations. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond UNIFI’s control. The business may not generate sufficient cash flows from operations, and future borrowings may not be available to UNIFI in amounts sufficient to enable UNIFI to pay its indebtedness and to fund its other liquidity needs. Any such development would have a material adverse effect on UNIFI. The Company is always engaged in efforts to reduce costs and rationalize assets (i.e. improve liquidity). In fiscal 2025, UNIFI identified under-utilized assets to sell at a premium price, which allowed for some deleveraging.

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

UNIFI depends on a limited number of third parties for certain raw material supplies, such as POY, Chip, dyes, and chemicals. Although alternative sources of raw materials exist, UNIFI may not be able to obtain adequate supplies of such materials on acceptable terms, or at all, from other sources. UNIFI is dependent on USMCA/NAFTA, CAFTA-DR, and Berry Amendment qualified suppliers of raw materials for the production of Compliant Yarns. These suppliers are also at risk with their raw material supply chains. Any significant disruption or curtailment in the supply of any of its raw materials could cause UNIFI to reduce or cease production for an extended period, or require UNIFI to increase its pricing, any of which could have a material adverse effect on its business, financial condition, results of operations, or cash flows.

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

General Risks

Unfavorable changes in trade policies and tariffs and/or violations of existing trade policies could weaken UNIFI’s competitive position significantly and have a material adverse effect on its business.

A number of markets within the textile industry in which UNIFI sells its products, particularly the apparel, hosiery, and home furnishings markets, are subject to intense foreign competition. Other markets within the textile industry in which UNIFI sells its products may in the future become subject to more intense foreign competition. There are currently a number of trade regulations, duties, and tariffs in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as those in China, India, and Vietnam. Political and policy-driven influences are subjecting international trade regulations to significant volatility. Future changes in such trade regulations, duties, or tariffs may make the price of UNIFI’s products less attractive than the goods of its competitors or the finished products of a competitor in the supply chain, which could have a material adverse effect on UNIFI’s business, financial condition, results of operations, or cash flows. Such changes in import duties and tariffs in the U.S. and other countries in which we operate might also result in increased direct and indirect costs on items imported to support UNIFI’s operations and/or countervailing or responsive changes applicable to exports of our products outside the U.S.

According to industry experts and trade associations, there has been a significant amount of illegal transshipments of POY and apparel products into the U.S. and into certain other countries in the Americas region in which UNIFI competes. Illegal transshipment involves circumventing duties by falsely claiming that textiles and apparel are products of a particular country of origin (or include yarn of a particular country of origin) to avoid paying higher duties and tariffs or to receive benefits from regional free trade agreements, such as USMCA/NAFTA and CAFTA-DR. If illegal transshipments are not monitored, and if enforcement is not effective to limit them, these shipments could have a material adverse effect on UNIFI’s business, financial condition, results of operations, or cash flows.

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

In March 2024, the SEC issued a final rule that required registrants to provide climate disclosures in their annual reports and registration statements. The disclosure requirements of the new rule would have become effective for UNIFI beginning in fiscal 2027 and continued through fiscal 2032. A legal challenge to the new rule was filed in the U.S. Court of Appeals shortly after the SEC’s adoption and the SEC issued a voluntarily stay of the climate rule pending judicial review. In March 2025, the SEC announced that it had voted to end its defense of the final rule. As such, the final disclosure requirements, if any, and reporting timeline are currently unknown.

While UNIFI may not be required to make climate disclosures under the SEC’s rules, the Company may need to make disclosure under state or international climate-related rules in the regions in which we do business.

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

We have experienced targeted and non-targeted cybersecurity attacks and incidents in the past, and we could in the future experience similar attacks. For the years presented, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that had, or were reasonably likely to have, a material effect on the Company, including our business strategy, results of operations, or financial condition. For additional information regarding the risks from cybersecurity threats we face, see “Operational Risks - Our business and operations could suffer in the event of cybersecurity breaches," in "Item 1A. Risk Factors" in this report.

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

The Audit Committee regularly reviews our cybersecurity and other technology risks, controls and procedures. The Audit Committee receives reports from the CIO quarterly regarding our cybersecurity framework, as well as our plans to mitigate cybersecurity risks and to respond to any data breaches. The Company’s Information Technology Security Team and its cybersecurity infrastructure is overseen by the CIO who reports to the Chief Executive Officer. The CIO has served in various roles in information technology for over 30 years.

Furthermore, UNIFI management prepares, and the Audit Committee reviews and discusses, a quarterly assessment of our risks on an enterprise-wide basis. We conduct a rigorous enterprise risk management program that is updated quarterly and is designed to bring to the Audit Committee’s attention our most critical risks for evaluation, including cybersecurity risks.

Item 2. Properties

The following table contains information about the principal properties owned or leased by UNIFI as of June 29, 2025 (not in thousands):

Location	Principal Use	Approx. Total Area (Sq. Ft.)	Owned or Leased
Administrative
Greensboro, North Carolina	Corporate headquarters	121,000	Owned

Americas Segment
Domestic
Yadkinville, North Carolina	Manufacturing facility	812,000	Owned
Yadkinville, North Carolina	Manufacturing facility	413,000	Owned
Yadkinville, North Carolina	Manufacturing facility	261,000	Owned
Yadkinville, North Carolina	Manufacturing facility	212,000	Owned
Yadkinville, North Carolina	Manufacturing facility	147,000	Owned
Yadkinville, North Carolina	Warehouse	400,000	Owned
Yadkinville, North Carolina	Warehouse	120,000	Owned
Yadkinville, North Carolina	Warehouse	82,000	Leased
Yadkinville, North Carolina	Warehouse	61,000	Leased

Reidsville, North Carolina	Manufacturing facility	384,000	Owned
Reidsville, North Carolina	Manufacturing facility	160,000	Owned
Reidsville, North Carolina	Warehouse	91,000	Leased

Madison, North Carolina	Warehouse	31,000	Owned
Madison, North Carolina	Warehouse	102,000	Leased

Foreign
Ciudad Arce, El Salvador	Manufacturing facility	132,000	Leased
Ciudad Arce, El Salvador	Warehouse	59,000	Leased

Bogota (Soacha), Colombia	Manufacturing facility	31,000	Owned
Bogota, Colombia	Sales office	1,000	Leased

Brazil Segment
Foreign
Alfenas, Brazil	Manufacturing facility	360,000	Owned
Alfenas, Brazil	Warehouse	365,000	Owned
Sao Paulo, Brazil	Corporate office	13,000	Leased

Asia Segment
Foreign
Suzhou, China	Sales office	17,000	Leased
Suzhou, China	Warehouse	59,000	Leased
Suzhou, China	Warehouse	50,000	Leased
Suzhou, China	Warehouse	16,000	Leased

Management believes all of UNIFI’s operating properties are well maintained and in good condition. UNIFI sold two properties within the Americas Segment during fiscal 2025; a warehouse located in Yadkinville, North Carolina and manufacturing facility located in Madison, North Carolina. Management does not anticipate any capacity constraints in the foreseeable future.

Vacant Properties

In addition to the above sites, the Company owns approximately 184 acres in the Americas Segment, split approximately equally between Rockingham and Yadkin Counties and approximately 26 acres in the Brazil Segment as of June 29, 2025.

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

Edmund M. Ingle – Age: 60 – Mr. Ingle has served as Chief Executive Officer of UNIFI and a member of the Board since June 2020. From May 2019 to June 2020, he served as Chief Executive Officer of the Recycling group of Indorama Ventures, a world-class chemicals company and a global integrated leader in PET and fibers serving major customers in diversified end-use markets. From May 2018 to May 2019, he was Chairperson and Chief Executive Officer of Indorama’s Wellman International division. Prior to that, Mr. Ingle was with UNIFI for approximately 30 years, during which time he held various key leadership positions, including Vice President of Global Corporate Sustainability, Vice President of Supply Chain, General Manager of the Company’s Flake and Chip business, Vice President and General Manager of REPREVE® Polymers, General Manager of the Company’s Nylon business, and Director of Global Procurement.

Albert P. Carey – Age: 73 – Mr. Carey has served as Executive Chairman of the Board since April 2019. Mr. Carey previously served as Non-Executive Chairman of the Board from January 2019 to March 2019. In March 2019, Mr. Carey retired from PepsiCo, Inc., a consumer products company, after a 38-year career with the company in which he held a number of senior leadership roles, including Chief Executive Officer of PepsiCo North America from March 2016 to January 2019, Chief Executive Officer of PepsiCo North America Beverages from July 2015 to March 2016, Chief Executive Officer of PepsiCo Americas Beverages from September 2011 to July 2015, and President and Chief Executive Officer of Frito-Lay North America from June 2006 to September 2011.

Andrew J. (A.J.) Eaker – Age: 40 – Mr. Eaker has served as Executive Vice President and Chief Financial Officer of UNIFI since January 2024, as Treasurer of UNIFI since December 2022, and as Vice President of UNIFI's primary domestic operating subsidiary since June 2017. Mr. Eaker previously served as Interim Chief Financial Officer of UNIFI from August 2023 to January 2024. Mr. Eaker has held various other positions with increasing leadership and functional responsibilities since joining UNIFI in March 2014, including Vice President of Finance, Corporate Finance Manager, and Assistant Controller. Mr. Eaker is a Certified Public Accountant in North Carolina and began his career in the audit practice of KPMG LLP from 2009 to 2014.

Hongjun Ning – Age: 58 – Mr. Ning has served as an Executive Vice President of UNIFI since July 2020, President of Unifi Textiles (Suzhou) Co. Ltd. (“UTSC”) (UNIFI’s subsidiary in China) since March 2020, and President of Unifi Asia Pacific since June 2017. Previously, he served as Vice President of UTSC from September 2013 to June 2017, Director of Sales & Marketing of UTSC from August 2008 to September 2013, and General Manager, Sales & Marketing of a former UNIFI joint venture in China from January 2006 to August 2008.

Brian D. Moore – Age: 55 – Mr. Moore has served as an Executive Vice President of UNIFI and as President of Unifi Manufacturing, Inc., the Company's primary operating subsidiary in the U.S., since January 2024. Mr. Moore previously served as Senior Vice President of Direct Sales & Operations of UNIFI from March 2023 to January 2024 and as Vice President of Global Brand Sales from September 2020 to March 2023. Mr. Moore first joined UNIFI in 1993 and has held a number of other key roles with the Company, including leading UNIFI’s Asian market. From 2005 to 2018, Mr. Moore served as Managing Director, Asia Pacific, and as Vice President of Global Sales, Marketing, and Asian Operations for Scovill Fasteners Ltd. From 2018 to 2020, he served as Chief Executive Officer for Prym Fashion, a global manufacturer of fastening systems and accessories.

Meredith S. Boyd – Age: 39 – Ms. Boyd has served as Executive Vice President and Chief Product Officer of UNIFI since January 2024. Ms. Boyd previously served as Senior Vice President of Sustainability, Technology & Innovation of UNIFI from September 2020 to January 2024 and Senior Vice President of Global Innovation from April 2019 to September 2020. Ms. Boyd joined UNIFI in 2007 and has held several other key positions, including Vice President of Brand Sales and head of the Global Business Development group. Ms. Boyd also serves on the Board of Directors for the Synthetic Yarn and Fabric Association (SYFA) and the Textile Technology Center (TTC) Advisory Council.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

UNIFI’s common stock is listed for trading on the New York Stock Exchange (the “NYSE”) under the symbol “UFI.”

As of August 21, 2025, there were 110 record holders of UNIFI’s common stock. A significant number of the outstanding shares of common stock that are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. UNIFI estimates that there are approximately 4,550 beneficial owners of its common stock.

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

As of June 29, 2025, UNIFI had repurchased 701 shares of its common stock at an average price of $15.90 per share, none of which occurred in fiscal 2025, leaving $38,859 available for repurchase under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

In fiscal 2025, UNIFI withheld 28 shares in satisfaction of tax withholding obligations under net share settle transactions of stock-based compensation awards ("net share settlement").

In fiscal 2024, UNIFI withheld 12 shares for net share settlement.

In fiscal 2023, UNIFI withheld 7 shares for net share settlement.

PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

The below graphic comparison assumes the investment of $100 in each of UNIFI common stock, the S&P SmallCap 600 Index (a benchmark index containing inclusion characteristics closely associated with UNIFI), and the NYSE Composite Index (a broad equity market index), all at June 26, 2020. The resulting cumulative total return assumes that dividends, if any, were reinvested. Past performance is not indicative of future performance.

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/26/20
6/25/21
7/1/22
6/30/23
6/28/24
6/27/25
UFI
S&P SmallCap 600
NYSE Composite

	June 26, 2020	June 25, 2021	July 1, 2022	June 30, 2023	June 28, 2024	June 27, 2025
Unifi, Inc.	$100.00	$212.08	$120.14	$69.15	$50.47	$44.90
S&P SmallCap 600	100.00	175.43	144.56	154.72	165.03	169.79
NYSE Composite	100.00	146.72	131.89	146.69	170.51	196.53

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
•
Throughout fiscal 2025, inflationary pressures and uncertainty over global trade policies resulted in volatility and customer-demand headwinds, particularly in the Americas and Asia Segments. Looking ahead, we believe our operations remain well-positioned to capture long-term growth opportunities and we are working to mitigate any potential recessionary impacts.

Once global economic pressures subside, we believe incremental revenue for the Americas Segment will be generated from our anti-dumping petitions and efforts around fair trade of textile yarn, and continued demand for innovative and sustainable products. The Asia Segment continues to focus on demand for recycled products and serves as a significant component of future growth. The Brazil Segment has returned to more normalized levels of performance and is expected to maintain healthy volumes and margins. As the Asia market improves, the volume of low-cost Asian imports into Brazil is expected to decrease.

The following developments and trends occurred or were occurring in fiscal 2025:

•
Demand levels for the majority of our business lines in the Americas and Asia Segments were below expectations, as a result of lower global demand amid consumer and macroeconomic uncertainty including most recently the tariffs and retaliatory tariffs.
•
Our REPREVE family of products continued to gain momentum with brands, retailers, and mill partners who value sustainability and UNIFI’s ability to produce leading-edge products with in-demand technologies.
•
The Americas Segment experienced lower than anticipated manufacturing utilization and production levels, despite stable raw material costs during fiscal 2025. In response to these challenges, we initiated a plan to transition the Madison, North Carolina manufacturing operations to other production facilities in North and Central America.
•
The Brazil Segment incurred selling price pressures from low-cost imports for most of the fiscal year, but sales volumes and margins remained strong.
•
The Asia Segment's sales volumes slowed in fiscal 2025, along with continued margin pressure, due to customer-demand headwinds and recent volatility from uncertainty related to tariffs; however, there remains healthy demand for REPREVE, generating continued portfolio expansion.

Fluctuations in Raw Material Costs and Foreign Currency Exchange Rates

Raw material costs represent a significant portion of UNIFI’s product costs. The prices for the principal raw materials used by UNIFI continually fluctuate, and it is difficult or impossible to predict trends or upcoming developments.

For the majority of our portfolio, we were able to implement selling price adjustments throughout fiscal 2022 in response to rising inputs costs. Despite the responsive selling price increases, we still experienced meaningful gross profit pressure during fiscal 2022 and 2023, primarily from the U.S. labor shortage and speed at which input costs increased. In fiscal 2024, we experienced stable raw material prices for most of the fiscal year, although lower REPREVE sales to apparel markets impacted our profitability. In fiscal 2025, the Americas and Asia Segments experienced lower input and freight costs, but the demand volatility and uncertainty persisted. The Brazil Segment had increased raw material costs for the majority of the fiscal year coupled with pricing pressure from low-cost imports limiting its ability to recover all of the higher costs.

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

The BRL to USD weighted average exchange rate was 5.71, 5.01, and 5.17 for fiscal 2025, 2024, and 2023, respectively. The RMB to USD weighted average exchange rate was 7.21, 7.22, and 6.94 for fiscal 2025, 2024, and 2023, respectively.

Key Performance Indicators and Non-GAAP Financial Measures

UNIFI continuously reviews performance indicators to measure its success. These performance indicators form the basis of management’s discussion and analysis included below:

•
sales volume and revenue for UNIFI and for each reportable segment;
•
gross profit (loss) and gross margin for UNIFI and for each reportable segment;
•
net (loss) income and (loss) earnings per share ("EPS");
•
Segment (Loss) Profit, which equals segment gross (loss) profit plus segment depreciation expense;
•
unit conversion margin, which represents unit net sales price less unit raw material costs, for UNIFI and for each reportable segment;
•
working capital, which represents current assets less current liabilities;
•
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which represents net (loss) earnings before net interest expense, income tax expense and depreciation and amortization expense;
•
Adjusted EBITDA, which represents EBITDA adjusted to exclude, from time to time, certain other adjustments necessary to understand and compare the underlying results of UNIFI;
•
Adjusted Net (Loss) Income, which represents net loss calculated under GAAP, adjusted to exclude certain amounts which management believes do not reflect the ongoing operations and performance of UNIFI and/or for which exclusion may be necessary to understand and compare the underlying results of UNIFI;
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

Review of Results of Operations for Fiscal 2025, 2024 and 2023

UNIFI’s fiscal 2025, 2024 and 2023 each consisted of 52 weeks, with no impacts to net sales, gross profit, and selling, general, and administrative ("SG&A") expenses due to extra weeks.

Consolidated Overview

The below tables provide:

•
the components of net loss and the percentage increase or decrease over the prior fiscal year amounts,
•
a reconciliation from net loss to EBITDA and Adjusted EBITDA, and
•
a reconciliation from net loss to Adjusted Net Loss and Adjusted EPS.

Following the tables is a discussion and analysis of the significant components of net loss.

Net Loss

	Fiscal 2025	% Change	Fiscal 2024	% Change	Fiscal 2023
Net sales	$571,344	(1.9)	$582,209	(6.6)	$623,527
Cost of sales	562,926	(0.5)	565,593	(7.2)	609,286
Gross profit	8,418	(49.3)	16,616	16.7	14,241
SG&A	49,005	5.1	46,632	(1.5)	47,345
(Benefit) provision for bad debts	(166)	(110.6)	1,571	nm	(89)
Restructuring costs	8,924	74.9	5,101	nm	—
(Gain) loss on sales and disposals of assets	(40,079)	nm	62	nm	278
Other operating expense, net	254	(62.1)	671	(91.1)	7,578
Operating loss	(9,520)	(74.6)	(37,421)	(8.4)	(40,871)
Interest expense, net	8,632	11.7	7,726	41.3	5,468
Loss (earnings) from unconsolidated affiliates	477	22.3	390	(143.5)	(896)
Loss before income taxes	(18,629)	(59.1)	(45,537)	0.2	(45,443)
Provision for income taxes	1,719	(7.5)	1,858	106.2	901
Net loss	$(20,348)	(57.1)	$(47,395)	2.3	$(46,344)

nm – not meaningful

Non-GAAP Reconciliations

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net Loss to EBITDA and Adjusted EBITDA are as follows.

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net loss	$(20,348)	$(47,395)	$(46,344)
Interest expense, net	8,632	7,726	5,468
Provision for income taxes	1,719	1,858	901
Depreciation and amortization expense (1)	25,064	27,513	27,020
EBITDA	15,067	(10,298)	(12,955)

Transition costs (2)	13,485	—	—
Gain on sales of assets (3)	(40,103)	—	—
Restructuring costs (4)	—	5,101	—
Asset abandonment (5)	—	—	8,247
Contract modification costs (6)	—	—	623
Adjusted EBITDA	$(11,551)	$(5,197)	$(4,085)

(1)
Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. Within the accompanying consolidated statements of cash flows, amortization of debt issuance costs is reflected in depreciation and amortization expense. In fiscal 2025, 2024 and 2023, interest expense, net includes $136, $0 and $273, respectively, of loss on debt extinguishment.
(2)
In fiscal 2025, UNIFI incurred various transition costs totaling $13,485 in connection with the consolidation of its yarn manufacturing operations including (i) facility closure and equipment relocation costs (including asset impairments and disposals) of $5,896, (ii) inventory write-downs of $2,923, (iii) excess fixed manufacturing costs of $1,638, (iv) employee separation or retention costs of $1,580, and (v) forfeitures of deposits for texturing machinery of $1,448. The facility closure, equipment relocation, employee separation and retention costs, and forfeitures of deposits were all recorded within Restructuring costs and the inventory write-downs and excess fixed manufacturing costs were recorded within Cost of sales in the Condensed Consolidated Statements of Operations.
(3)
In the second quarter of fiscal 2025, UNIFI recorded a gain of $4,296 related to the sale of a warehouse located in Yadkinville, North Carolina. In the fourth quarter of fiscal 2025, UNIFI recorded a gain of $35,807 related to the sale of a manufacturing facility in Madison, North Carolina.

(4)
In fiscal 2024, UNIFI incurred severance costs of $2,351 in connection with the Profitability Improvement Plan in the U.S. and a loss of $2,750 related to the dissolution of a nylon joint venture.
(5)
In fiscal 2023, UNIFI abandoned certain specialized machinery in the Americas and recorded an impairment charge. The impairment charge was recorded to reflect the lack of future positive cash flows associated with the machinery, following multiple years of investment recovery since its fiscal 2017 installation.
(6)
In fiscal 2023, UNIFI amended certain existing contracts related to future purchases of texturing machinery by delaying the scheduled receipt and installation of such equipment for approximately 18 months. UNIFI paid the associated vendor $623 to establish the 18-month delay.

Adjusted Net Loss and Adjusted EPS (Non-GAAP Financial Measures)

The tables below set forth reconciliations of (i) Loss Before Income Taxes (“Pre-tax Loss”), Provision for Income Taxes (“Tax Impact”) and Net Loss to Adjusted Net Loss and (ii) Diluted EPS to Adjusted EPS.

	Fiscal 2025
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(18,629)	$(1,719)	$(20,348)	$(1.11)
Transition costs (1)	13,485	—	13,485	0.74
Gain on sales of assets (2)	(40,103)	—	(40,103)	(2.19)
Recovery of income taxes (3)	—	(893)	(893)	(0.05)
Adjusted results	$(45,247)	$(2,612)	$(47,859)	$(2.61)

Weighted average common shares outstanding				18,314

	Fiscal 2024
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(45,537)	$(1,858)	$(47,395)	$(2.61)
Restructuring costs (4)	5,101	—	5,101	0.28
Adjusted results	$(40,436)	$(1,858)	$(42,294)	$(2.33)

Weighted average common shares outstanding				18,154

	Fiscal 2023
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(45,443)	$(901)	(46,344)	$(2.57)
Asset abandonment (5)	8,247	—	8,247	0.46
Contract modification costs (6)	623	—	623	0.03
Recovery of income taxes (7)	—	(3,799)	(3,799)	(0.21)
Adjusted results	$(36,573)	$(4,700)	$(41,273)	$(2.29)

Weighted average common shares outstanding				18,037

(1)
In fiscal 2025, UNIFI incurred various transition costs totaling $13,485 in connection with the consolidation of its yarn manufacturing operations including (i) facility closure and equipment relocation costs (including asset impairments and disposals) of $5,896, (ii) inventory write-downs of $2,923, (iii) excess fixed manufacturing costs of $1,638, (iv) employee separation or retention costs of $1,580, and (v) forfeitures of deposits for texturing machinery of $1,448. The facility closure, equipment relocation, employee separation and retention costs, and forfeitures of deposits were all recorded within Restructuring costs and the inventory write-downs and excess fixed manufacturing costs were recorded within Cost of sales in the Condensed Consolidated Statements of Operations. The associated tax impact was estimated to be $0 due to a valuation allowance against net operating losses in the U.S.
(2)
In the second quarter of fiscal 2025, UNIFI recorded a gain of $4,296 related to the sale of a warehouse located in Yadkinville, North Carolina. In the fourth quarter of fiscal 2025, UNIFI recorded a gain of $35,807 related to the sale of a manufacturing facility in Madison, North Carolina. The associated tax impact was estimated to be $0 due to a valuation allowance against net operating losses and capital losses in the U.S.
(3)
In fiscal 2025, following a favorable preliminary court injunction, UNIFI recorded a recovery of income taxes in connection with ICMS deductibility for Brazil's federal income tax return relating to the income taxes paid in prior fiscal years.
(4)
In fiscal 2024, UNIFI incurred severance costs of $2,351 in connection with the Profitability Improvement Plan in the U.S. and a loss of $2,750 related to the dissolution of a nylon joint venture.
(5)
In fiscal 2023, UNIFI abandoned certain specialized machinery in the Americas and recorded an impairment charge. The associated tax impact was estimated to be $0 due to a valuation allowance against net operating losses in the U.S.
(6)
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
(7)
In fiscal 2023, UNIFI recorded a recovery of income taxes in connection with filing amended tax returns in Brazil relating to certain income taxes paid in prior fiscal years following favorable legal rulings in fiscal 2023.

Net Sales

Fiscal 2025 vs. Fiscal 2024

Consolidated net sales for fiscal 2025 decreased by $10,865, or 1.9%, and consolidated sales volumes increased 0.2%, compared to fiscal 2024. Net sales in fiscal 2025 were lower primarily due to lower sales in the Asia Segment which were partially offset by improved sales volumes and prices in the Brazil Segment. However, most of Brazil's improvement was offset by unfavorable foreign currency translation effects. Despite some volume improvements, overall sales remain depressed, particularly in the Americas and Asia Segments as a result of continued customer-demand headwinds and volatility from uncertainty over global trade policies.

Consolidated weighted average sales prices decreased 2.1%. The decrease in sales prices was primarily attributable to sales mix and lower average selling prices in the Asia Segment, together with unfavorable foreign currency translation effects from the weakening of the BRL versus the USD within our Brazil Segment.

REPREVE Fiber products for fiscal 2025 comprised 31%, or $174,855, of consolidated net sales, compared to 32%, or $188,517, for fiscal 2024.

Fiscal 2024 vs. Fiscal 2023

Consolidated net sales for fiscal 2024 decreased by $41,318, or 6.6%, and consolidated sales volumes increased 8.2%, compared to fiscal 2023. Despite sales volume improvements in each of the reportable segments, volumes remain depressed, particularly in the Americas and Asia Segments as a result of continued customer-demand headwinds.

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

Gross Profit

Fiscal 2025 vs. Fiscal 2024

Gross profit for fiscal 2025 decreased to $8,418 from $16,616 in fiscal 2024. Gross profit decreased primarily due to (i) lower overall conversion margins and (ii) low utilization and decreased productivity related to the consolidation of yarn manufacturing operations in the Americas Segment. This was partially offset by (a) increased sales volumes, (b) variable cost saving initiatives, and (c) improved productivity in certain manufacturing areas. Gross profit continues to be unfavorably impacted by weak manufacturing utilization in the Americas Segment, where utilization and productivity remain below expected levels.

•
For the Americas Segment, gross profit decreased primarily due to (i) low manufacturing utilization and (ii) decreased productivity related to the consolidation of yarn manufacturing operations, partially offset by (a) slightly higher sales volumes, (b) higher conversion margins, and (c) variable cost management efforts. Additionally, $4,561 of transition costs were incurred during fiscal 2025, recorded in Cost of sales, related to (i) inventory write-downs of $2,923, and (ii) excess fixed manufacturing costs of $1,638.
•
For the Brazil Segment, gross profit increased primarily due to (i) higher selling prices and (ii) higher sales volumes from market share gains, which were partially offset by (a) increased raw material costs and (b) an unfavorable foreign currency translation impact. However, low-cost import competition unfavorably impacted sales prices during the fiscal year.
•
For the Asia Segment, gross profit decreased primarily due to (i) lower sales volumes and (ii) lower conversion margins from an unfavorable change in sales mix in a volatile and weak demand environment.

Fiscal 2024 vs. Fiscal 2023

Gross profit for fiscal 2024 increased by $2,375, or 16.7%, compared to fiscal 2023. Gross profit increased primarily due to (i) increased sales volumes, (ii) variable cost saving initiatives, (iii) improved productivity, and (iv) more stable raw material costs. These were partially offset by (a) higher manufacturing costs and (b) lower conversion margins. However, gross profit continues to be unfavorably impacted by low manufacturing utilization in the Americas Segment, where utilization and productivity remain below expected levels due to depressed demand.

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
•
For the Asia Segment, gross profit increased primarily due to (i) a strong sales mix and (ii) higher sales volumes compared to fiscal 2023, despite continued macro-driven customer-demand headwinds.

SG&A Expenses

The changes in SG&A expenses were as follows:

SG&A for fiscal 2023	$47,345
Net decrease in marketing expenses	(848)
Net decrease in amortization expenses	(763)
Net increase in professional fees	587
Other net increases	311
SG&A for fiscal 2024	$46,632

SG&A for fiscal 2024	$46,632
Net increase in compensation-related expenses	2,454
Net increase in professional fees	690
Other net increases	158
Net decrease in depreciation and amortization expenses	(929)
SG&A for fiscal 2025	$49,005

Fiscal 2025 vs. Fiscal 2024

SG&A expenses increased from fiscal 2024, primarily due to higher compensation-related expenses and professional fee expenses, partially offset by decreases in depreciation and amortization expenses.

Fiscal 2024 vs. Fiscal 2023

SG&A expenses decreased from fiscal 2023, primarily due to lower marketing, compensation, and amortization expenses.

(Benefit) Provision for Bad Debts

Fiscal 2025 vs. Fiscal 2024

The (benefit) provision for bad debts changed to a benefit of $166 in fiscal 2025 from a provision of $1,571 in fiscal 2024 as the current year reflects a partial recovery of a provision recorded in fiscal 2024 for a specifically identified customer balance originating in the U.S. fiber market.

Fiscal 2024 vs. Fiscal 2023

The provision (benefit) for bad debts changed to a provision of $1,571 in fiscal 2024 from a benefit of $89 in fiscal 2023 due to the provision recorded for a specifically identified customer balance originating in the U.S. fiber market.

Restructuring Costs

On February 3, 2025, UNIFI announced the closing of its Madison, North Carolina facility and the transition of those manufacturing operations to other UNIFI production facilities in North and Central America. As a result, UNIFI incurred transition costs of $8,924 in fiscal 2025 which consisted of (i) equipment relocation and facility closure costs (including asset impairments and disposals) of $5,896, (ii) employee separation or retention costs of $1,580 and (iii) $1,448 in forfeitures of deposits for texturing machinery.

Restructuring costs for fiscal 2024 consisted of (i) a loss of $2,750 for the dissolution of a nylon joint venture and (ii) severance charges of $2,351 in connection with the Profitability Improvement Plan in the U.S.

Gain (Loss) on Sales and Disposals of Assets

In the second quarter of fiscal 2025, UNIFI recorded a gain of $4,296 related to the sale of a warehouse located in Yadkinville, North Carolina. In the fourth quarter of fiscal 2025, UNIFI recorded a gain of $35,807 related to the sale of its manufacturing facility in Madison, North Carolina. There was no meaningful activity in fiscal 2024 or 2023.

Other Operating Expense, Net

Fiscal 2025 vs. Fiscal 2024 vs. Fiscal 2023

There was no meaningful activity in fiscal 2025. Other operating expense, net was $733 in fiscal 2024 and $7,856 in fiscal 2023, which include foreign currency transaction gains and losses. Fiscal 2023 also includes (i) $8,247 of impairment related to the abandonment of certain machinery constructed in fiscal 2017 and (ii) $623 paid to a vendor to facilitate an 18-month delay for equipment purchases.

Interest Expense, Net

Fiscal 2025 vs. Fiscal 2024

Interest expense, net increased from fiscal 2024. The increase was attributable to higher average borrowings on the revolving credit facilities for most of fiscal 2025 and lower global cash balances in fiscal 2025. Fiscal 2025 also included a $136 loss on debt extinguishment.

Fiscal 2024 vs. Fiscal 2023

Interest expense, net increased from fiscal 2023. The increase was attributable to higher average borrowings on the revolving credit facility combined with higher average interest rates in fiscal 2024. Fiscal 2023 also includes a $273 loss on debt extinguishment.

Loss (Earnings) from Unconsolidated Affiliates

There was no material activity for fiscal 2025, 2024, and 2023.

Provision for Income Taxes

The change in consolidated income taxes is as follows:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Loss before income taxes	$(18,629)	$(45,537)	$(45,443)
Provision for income taxes	1,719	1,858	901
Effective tax rate	(9.2)%	(4.1)%	(2.0)%

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

Fiscal 2025 vs. Fiscal 2024

The decrease in the effective tax rate from fiscal 2024 to fiscal 2025 was primarily attributable to (i) lower losses in the U.S. current year and (ii) a decrease in valuation allowances and release of interest and penalty reserves for uncertain tax benefits as a result of concluding an IRS audit in prior period.

Fiscal 2024 vs. Fiscal 2023

The decrease in the effective tax rate from fiscal 2023 was primarily attributable to a discrete tax benefit recognized in fiscal 2023 related to the recovery of certain Brazilian income taxes paid in prior years.

Net Loss

Fiscal 2025 vs. Fiscal 2024

Net loss for fiscal 2025 was $20,348, or $1.11 per diluted share, compared to $47,395, or $2.61 per diluted share, for fiscal 2024. The improvement in net loss was primarily attributable to gains on the sales of assets, partially offset by (a) lower gross profit and (b) higher restructuring costs.

Fiscal 2024 vs. Fiscal 2023

Net loss for fiscal 2024 was $47,395, or $2.61 per diluted share, compared to $46,344, or $2.57 per diluted share, for fiscal 2023. The increase in net loss was primarily attributable to (i) higher bad debt expense, (ii) restructuring costs, (iii) interest expense, net and (iv) lower earnings from unconsolidated affiliates, mostly offset by higher gross profit and lower other operating expense, net. Fiscal 2023 Other operating expense, net included (a) $8,247 of impairment related to the abandonment of certain machinery constructed in fiscal 2017 and (b) $623 paid to a vendor to facilitate an 18-month delay for equipment purchases.

Adjusted EBITDA (Non-GAAP Financial Measure)

Adjusted EBITDA decreased from $(5,197) for fiscal 2024 to $(11,551) for fiscal 2025, primarily due to lower gross profit together with increases in SG&A expenses, partially offset by the improvement in bad debt expense.

Adjusted EBITDA decreased from $(4,085) for fiscal 2023 to $(5,197) for fiscal 2024, primarily due to higher bad debt expense, lower earnings from unconsolidated affiliates, and other operating expenses, net.

Adjusted Net Loss (Non-GAAP Financial Measure)

Adjusted Net Loss increased from $(42,294) for fiscal 2024 to $(47,859) for fiscal 2025, primarily due to lower gross profit together with increases in SG&A expenses, partially offset by the improvement in bad debt expense.

Adjusted Net Loss increased from $(41,273) for fiscal 2023 to $(42,294) for fiscal 2024, primarily due to higher bad debt expense, lower earnings from unconsolidated affiliates, and a decrease in other operating expenses, net.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for fiscal 2025, 2024, and 2023.

Americas Segment

The components of Segment Profit and the percentage increase or decrease over the prior period amounts for the Americas Segment are as follows:

	Fiscal 2025	% Change	Fiscal 2024	% Change	Fiscal 2023
Net sales	$347,931	1.1	$344,256	(11.7)	$389,662
Cost of sales	368,148	1.7	361,886	(10.5)	404,321
Gross loss	(20,217)	14.7	(17,630)	20.3	(14,659)
Depreciation expense	21,003	(5.2)	22,154	0.5	22,044
Segment Profit	$786	(82.6)	$4,524	(38.7)	$7,385

Gross margin	(5.8)%		(5.1)%		(3.8)%
Segment margin	0.2%		1.3%		1.9%

Segment net sales as a percentage of consolidated amount	60.9%		59.1%		62.5%

Segment Profit as a percentage of consolidated amount	2.4%		10.8%		19.3%

The changes in net sales for the Americas Segment are as follows:

Net sales for fiscal 2023	$389,662
Net change in average selling price and sales mix	(58,661)
Increase in sales volumes	13,255
Net sales for fiscal 2024	$344,256

Net sales for fiscal 2024	$344,256
Net change in average selling price and sales mix	1,843
Increase in sales volumes	1,832
Net sales for fiscal 2025	$347,931

The increase in net sales for the Americas Segment from fiscal 2024 to fiscal 2025 was primarily attributable to higher sales volumes, partially offset by a lower-priced sales mix. Both periods were unfavorably impacted by customer-demand headwinds and the volatile global textile demand environment.

The decrease in net sales for the Americas Segment from fiscal 2023 to fiscal 2024 was primarily attributable to the net change in average selling price and sales mix that included lower raw material input costs, partially offset by an increase in sales volumes. Both periods were unfavorably impacted by customer-demand headwinds and the volatile global textile demand environment.

The changes in Segment Profit for the Americas Segment are as follows:

Segment Profit for fiscal 2023	$7,385
Change in underlying margins and sales mix	(3,112)
Increase in sales volumes	251
Segment Profit for fiscal 2024	$4,524

Segment Profit for fiscal 2024	$4,524
Change in underlying margins and sales mix	(3,738)
Segment Profit for fiscal 2025	$786

The decrease in Segment Profit for the Americas Segment from fiscal 2024 to fiscal 2025 was primarily attributable to lower than anticipated manufacturing utilization and inconsistent productivity, along with transition costs related to the consolidation of yarn manufacturing operations.

The decrease in Segment Profit for the Americas Segment from fiscal 2023 to fiscal 2024 was primarily attributable to (i) higher manufacturing costs and (ii) lower conversion margins. Segment Profit for the Americas Segment continues to be negatively impacted by a lower proportion of fiber sales volumes. As fiber products carry a higher selling price and allocation of production costs versus Chip and Flake, lower fiber production drives weaker manufacturing utilization and adversely impacts gross profit and gross margin. These negative impacts were partially offset by variable cost management efforts, more stable raw material costs and an increase in sales volumes in fiscal 2024.

Brazil Segment

The components of Segment Profit and the percentage increase or decrease over the prior period amounts for the Brazil Segment are as follows:

	Fiscal 2025	% Change	Fiscal 2024	% Change	Fiscal 2023
Net sales	$118,726	0.8	$117,783	(1.1)	$119,062
Cost of sales	102,699	(0.3)	103,028	(3.6)	106,900
Gross profit	16,027	8.6	14,755	21.3	12,162
Depreciation expense	2,771	(14.9)	3,257	60.0	2,035
Segment Profit	$18,798	4.4	$18,012	26.9	$14,197

Gross margin	13.5%		12.5%		10.2%
Segment margin	15.8%		15.3%		11.9%

Segment net sales as a percentage of consolidated amount	20.8%		20.2%		19.1%

Segment Profit as a percentage of consolidated amount	58.3%		42.8%		37.0%

The changes in net sales for the Brazil Segment are as follows:

Net sales for fiscal 2023	$119,062
Decrease in average selling price and change in sales mix	(21,723)
Increase in sales volumes	16,137
Favorable foreign currency translation effects	4,307
Net sales for fiscal 2024	$117,783

Net sales for fiscal 2024	$117,783
Increase in average selling price and change in sales mix	10,735
Increase in sales volumes	4,476
Unfavorable foreign currency translation effects	(14,268)
Net sales for fiscal 2025	$118,726

The increase in net sales for the Brazil Segment from fiscal 2024 to fiscal 2025 was primarily attributable to (i) higher average selling prices in response to increasing raw material costs and (ii) an improvement in sales volumes from market share gains, mostly offset by unfavorable foreign currency translation effects from the weakening of the BRL versus the USD.

The decrease in net sales for the Brazil Segment from fiscal 2023 to fiscal 2024 was primarily attributable to lower average selling prices due to pressure from low-priced import competition, partially offset by (i) an improvement in sales volumes from market share gains and (ii) favorable foreign currency translation effects from the strengthening of the BRL versus the USD.

The changes in Segment Profit for the Brazil Segment are as follows:

Segment Profit for fiscal 2023	$14,197
Increase in sales volumes	1,942
Increase in underlying unit margins	1,225
Favorable foreign currency translation effects	648
Segment Profit for fiscal 2024	$18,012

Segment Profit for fiscal 2024	$18,012
Increase in underlying unit margins	2,198
Increase in sales volumes	688
Unfavorable foreign currency translation effects	(2,100)
Segment Profit for fiscal 2025	$18,798

The increase in Segment Profit for the Brazil Segment from fiscal 2024 to fiscal 2025 was primarily attributable to (i) higher conversion margins and (ii) an increase in sales volumes discussed above, partially offset by unfavorable foreign currency translation effects. We continue to prioritize innovation and differentiation to improve our portfolio and competitive position in Brazil.

The increase in Segment Profit for the Brazil Segment from fiscal 2023 to fiscal 2024 was primarily attributable to (i) increases in sales volumes as discussed above, (ii) improved conversion margins, and (ii) favorable foreign currency translation effects.

Asia Segment

The components of Segment Profit and the percentage increase or decrease over the prior period amounts for the Asia Segment are as follows:

	Fiscal 2025	% Change	Fiscal 2024	% Change	Fiscal 2023
Net sales	$104,687	(12.9)	$120,170	4.7	$114,803
Cost of sales	92,079	(8.5)	100,679	2.7	98,065
Gross profit	12,608	(35.3)	19,491	16.4	16,738
Depreciation expense	57	470.0	10	—	—
Segment Profit	$12,665	(35.1)	$19,501	16.5	$16,738

Gross margin	12.0%		16.2%		14.6%
Segment margin	12.1%		16.2%		14.6%

Segment net sales as a percentage of consolidated amount	18.3%		20.6%		18.4%

Segment Profit as a percentage of consolidated amount	39.3%		46.4%		43.7%

The changes in net sales for the Asia Segment are as follows:

Net sales for fiscal 2023	$114,803
Increase in sales volumes	12,939
Unfavorable foreign currency translation effects	(3,936)
Change in average selling price and sales mix	(3,636)
Net sales for fiscal 2024	$120,170

Net sales for fiscal 2024	$120,170
Change in average selling price and sales mix	(10,103)
Decrease in sales volumes	(5,433)
Favorable foreign currency translation effects	53
Net sales for fiscal 2025	$104,687

The decrease in net sales for the Asia Segment from fiscal 2024 to fiscal 2025 was primarily attributable to (i) a change in sales mix of REPREVE products and (ii) an overall decrease in sales volumes due to the continued customer-demand headwinds, particularly for apparel, and volatility introduced by recent tariffs partially offset by favorable foreign currency translation effects due to the strengthening of the RMB versus the USD.

The increase in net sales for the Asia Segment from fiscal 2023 to fiscal 2024 was primarily attributable to improved sales volumes despite continued macro-driven customer-demand headwinds and inventory destocking by brands and retailers, particularly for apparel. This was partially offset by (i) unfavorable foreign currency translation effects due to the weakening of the RMB versus the USD and (ii) the changes in average selling prices and sales mix.

The changes in Segment Profit for the Asia Segment are as follows:

Segment Profit for fiscal 2023	$16,738
Increase in sales volumes	1,880
Change in underlying margins and sales mix	1,514
Unfavorable foreign currency translation effects	(631)
Segment Profit for fiscal 2024	$19,501

Segment Profit for fiscal 2024	$19,501
Change in underlying margins and sales mix	(5,979)
Decrease in sales volumes	(882)
Favorable foreign currency translation effects	25
Segment Profit for fiscal 2025	$12,665

The decrease in Segment Profit for the Asia Segment from fiscal 2024 to fiscal 2025 was primarily attributable to a decline in gross margin associated with (i) a change in sales mix of REPREVE products and (ii) lower sales volumes due to customer-demand headwinds and volatility introduced by recent tariffs.

The increase in Segment Profit for the Asia Segment from fiscal 2023 to fiscal 2024 was attributable to (i) the increase in sales volumes discussed above and (ii) an improved gross margin rate associated with a strong sales mix of REPREVE products, partially offset by unfavorable foreign currency translation effects.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, debt service. UNIFI’s primary sources of capital are cash generated from operations, borrowings available under the 2022 ABL Revolver (as defined below) of the 2022 ABL Facility (as defined below) and the 2024 Facility (as defined below).

On October 25, 2024, UNIFI entered into a new credit agreement with Wells Fargo Bank, National Association for a $25,000 revolving credit facility (the "2024 Facility"). The maturity date of the 2024 Facility is the earlier of (i) October 28, 2027 and (ii) the termination or refinancing of the 2022 Credit Agreement. The 2024 Facility is deemed unsecured financing for UNIFI, but is collateralized by certain assets pledged by related party Kenneth G. Langone, one of the members of UNIFI's Board of Directors. Borrowings under the 2024 Facility bear interest at a rate of SOFR plus 0.90%. The 2024 Facility contains no additional financial covenants beyond those already in effect for the 2022 Credit Agreement and is subject to a monthly unused line fee of 0.25% on available borrowing capacity. In fiscal 2025, UNIFI borrowed $22,000 against the 2024 Facility and used the proceeds to reduce the outstanding ABL Revolver balance. There was no impact to debt principal from these transactions.

As of June 29, 2025, all of UNIFI’s $108,008 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, and nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital, and total debt obligations as of June 29, 2025 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$21	$22,643	$22,664
Potential borrowings available under financing arrangements	47,087	—	47,087
Trigger level under ABL Revolver	(16,500)	—	(16,500)
Available liquidity	$30,608	$22,643	$53,251

Working capital	$53,224	$111,460	$164,684
Total debt obligations	$108,008	$—	$108,008

For fiscal 2025, cash used from operations was $21,311 and, at June 29, 2025, excess availability under the 2022 ABL Revolver and the 2024 Facility was $46,526 and $561, respectively. Our liquidity position (calculated in the table above) and asset base remains elevated and is expected to be adequate to allow UNIFI to manage through the current macro-economic environment and to respond quickly to demand recovery.

UNIFI considers $42,505 of its unremitted foreign earnings to be permanently reinvested to fund working capital requirements and operations abroad, and has therefore not recognized a deferred tax liability for the estimated future taxes that would be incurred upon repatriation. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, UNIFI could be subject to additional tax liabilities of approximately $11,193.

Liquidity Considerations

Inflationary pressures and demand uncertainty throughout fiscal 2023, 2024, and 2025 created risks to UNIFI's liquidity.

Following the establishment of the 2022 Credit Agreement and the reduction in net debt from the sale of the Madison manufacturing facility, UNIFI’s cash and liquidity positions are considered sufficient to sustain its operations and meet its growth needs. However, further degradation in the macroeconomic environment could introduce additional liquidity risk and require UNIFI to limit cash outflows for discretionary activities while further utilizing available and additional forms of credit.

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

Additionally, UNIFI considers opportunities to repatriate existing cash to reduce debt and preserve or enhance liquidity. In fiscal 2023, 2024, and 2025, we repatriated approximately $19,000, $32,000, and $15,000, respectively, from our operations in Asia and Brazil to the U.S. and, after remitting the appropriate withholding taxes, utilized the cash to reduce our outstanding revolver borrowings, thereby increasing the availability. Management regularly evaluates such repatriations and believes that it has the ability to take additional, similar actions from time to time, as circumstances warrant.

In the fourth quarter of fiscal 2025, UNIFI sold its Madison, North Carolina facility, as well as certain machinery and equipment located thereon, for a cash purchase price of $45,000. The sale of this facility was part of a plan announced in February 2025 to consolidate the Americas Segment yarn manufacturing operations and transition the associated manufacturing operations to other production facilities in North and Central America.

Recognizing the continuing weak demand environment, in fiscal 2023, UNIFI negotiated a contract modification with an equipment vendor from which significant capital expenditures had occurred and were planned to continue through September 2024. The contract modification was executed at a cost to UNIFI of $623 and allowed UNIFI to delay the associated equipment purchases and installation activities for 18 months, deferring approximately $25,000 of capital expenditures. In fiscal 2024, UNIFI extended this delay by an additional 12 months at no cost to the Company. In the fourth quarter of fiscal 2025, UNIFI terminated the overall contract in exchange for the forfeiture of $1,448 in deposits. These actions allow for (i) improved short- and mid-term liquidity in light of the current subdued levels of sales and facility utilization and (ii) a better matching of future capital expenditures with the consolidation of UNIFI's yarn manufacturing operations.

During fiscal 2026, we expect the majority of our capital will be deployed to support further working capital needs in response to the demand environment and product sales. However, given the current global economic risks, we are prepared to act swiftly and diligently to ensure the vitality of the business. Our recent actions, specifically the transition of our Madison operations to other production facilities within North and Central America, will improve our operational efficiency as a result of the cost savings that will be realized. Furthermore, the sale of the Madison manufacturing facility allowed us to repay a portion of the principal balance of the term loan and revolving credit facility outstanding under the 2022 Credit Agreement lowering our future debt service costs.

Debt Obligations

The following table presents details for UNIFI’s debt obligations:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	June 29, 2025	June 29, 2025	June 30, 2024
ABL Revolver	October 2027	6.6%	$11,000	$19,700
2024 Facility	October 2027	5.2%	22,000	—
ABL Term Loan	October 2027	6.4%	67,000	101,200
Finance lease obligations	(1)	5.1%	8,008	9,399
Total debt			108,008	130,299
Current ABL Term Loan			(9,200)	(9,200)
Current portion of finance lease obligations			(2,959)	(3,077)
Unamortized debt issuance costs			(122)	(229)
Total long-term debt			$95,727	$117,793
(1)
Scheduled maturity dates for finance lease obligations range from November 2026 to August 2032, as further outlined in Note 4, “Leases,” to the accompanying consolidated financial statements.

2022 ABL Facility and Amendments

On October 28, 2022, Unifi, Inc. and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with a syndicate of lenders. The 2022 Credit Agreement provided for a $230,000 senior secured credit facility (the “2022 ABL Facility”), including a $115,000 revolving credit facility (the "2022 ABL Revolver") and a term loan (the "2022 ABL Term Loan") that can be reset up to a maximum amount of $115,000, once per fiscal year, if certain conditions are met. The 2022 ABL Facility has a maturity date of October 28, 2027. The 2022 ABL Term Loan requires quarterly principal payments of $2,300 that began on February 1, 2023. Borrowings under the 2022 ABL Facility bear interest at the Secured Overnight Financing Rate ("SOFR") plus 0.10% plus an applicable margin of 2.0%, or the Base Rate (as defined in the 2022 Credit Agreement) plus an applicable margin of 1.0%, with interest paid most commonly on a monthly basis.

In connection with entering into the 2022 Credit Agreement, UNIFI recorded a $273 loss on debt extinguishment to interest expense in fiscal 2023 related to its prior debt instrument.

On September 5, 2024, UNIFI, Inc. and certain of its subsidiaries entered into a First Amendment to the 2022 Credit Agreement (the “First Amendment”) with a syndicate of lenders. The First Amendment primarily (i) permitted the sale of a Company-owned real estate asset (consisting of an industrial warehouse building and land acreage) located in Yadkinville, North Carolina with application of the net proceeds to reduce the outstanding ABL Revolver balance, in lieu of the prescribed mandatory prepayment to the ABL Term Loan; (ii) reduced the Maximum Revolver Amount from $115,000 to $80,000; (iii) modified the definition of the Trigger Level as of any date of determination to the greater of (a) $16,500 and (b) 10% of the sum of (i) the Maximum Revolver Amount plus (ii) the outstanding principal amount of the ABL Term Loan on such date of determination; (iv) increased the range of the Applicable Margin on (a) SOFR-based loans to a new range of 1.50% to 2.00% and (b) Base Rate-based loans to a new range of 0.50% to 1.00%, with such new ranges of Applicable Margin rates becoming immediately effective and continuing until the Company achieves a Fixed Charge Coverage Ratio of 1.05 to 1.00 or better; (v) for a Term Loan Reset, established an additional requirement to obtain lender approval; and (vi) modified certain terms and conditions of the 2022 Credit Agreement including, but not limited to, Swing Loans, Letter of Credit sublimits, and costs related to normal course collateral valuations for the ABL Facility.

On April 10, 2025, UNIFI entered into a Second Amendment to the 2022 Credit Agreement (the “Second Amendment”). The Second Amendment primarily (i) permitted the Company to enter into the purchase agreement related to, and consummate the sale of, the Madison, North Carolina property, (ii) permitted the Company to allocate a portion of the net proceeds from the sale to repay outstanding revolving loans under the 2022 Credit Agreement, after the application of the greater of $25,000 or 50% of such net proceeds toward outstanding term loans, and (iii) required the consent of all lenders, rather than the Required Lenders (as defined in the 2022 Credit Agreement), in order to reset the maximum amount of the term loans available under the 2022 Credit Agreement.

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

If excess availability under the 2022 ABL Revolver falls below the Trigger Level (as defined in the First Amendment), a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a quarterly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of June 29, 2025 was $16,500. In addition, the 2022 ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the 2022 ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

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

As of June 29, 2025, UNIFI was in compliance with all financial covenants in the 2022 Credit Agreement; excess availability under the 2022 ABL Revolver was $46,526 and UNIFI had $0 of standby letters of credit. Management maintains the capability to improve the fixed charge coverage ratio utilizing existing foreign cash and cash equivalents.

UNIFI did not incur additional costs or administrative burdens during the transition from LIBOR to SOFR with the establishment of the 2022 Credit Agreement.

2024 Facility

On October 25, 2024, UNIFI entered into a new credit agreement with Wells Fargo Bank, National Association for a $25,000 revolving credit facility (the "2024 Facility"). The maturity date of the 2024 Facility is the earlier of (i) October 28, 2027 and (ii) the termination or refinancing of the 2022 Credit Agreement. The 2024 Facility is deemed unsecured financing for UNIFI, but is collateralized by certain assets pledged by related party Kenneth G. Langone, one of the members of UNIFI's Board of Directors. Borrowings under the 2024 Facility bear interest at a rate of SOFR plus 0.90%. The 2024 Facility contains no additional financial covenants beyond those already in effect for the 2022 Credit Agreement and is subject to a monthly unused line fee of 0.25% on available borrowing capacity. UNIFI borrowed $22,000 against the 2024 Facility during the third fiscal quarter and used the proceeds to reduce the outstanding ABL Revolver balance. There was no impact to debt principal from these transactions.

Finance Lease Obligations

During fiscal 2025, UNIFI entered into finance lease obligations totaling $1,716 for transportation equipment. The maturity dates of these obligations range from March 2028 to August 2032 with interest rates ranging from 4.2% to 5.4%.

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

Each borrowing under the agreement provides for 60 monthly payments, which will commence upon the completion of the construction period with a fixed interest rate of approximately SOFR plus 1.0% to 1.2%. In connection with this construction financing arrangement, UNIFI has borrowed a total of $9,755 and transitioned $9,755 of completed asset costs to finance lease obligations as of June 29, 2025. No borrowings occurred during fiscal 2025.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the following five fiscal years and thereafter.

	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Thereafter
ABL Revolver	$—	$—	$11,000	$—	$—	$—
2024 Facility	—	—	22,000	—	—	—
ABL Term Loan	9,200	9,200	48,600	—	—	—
Finance lease obligations	2,959	2,536	1,527	278	223	485
Total	$12,159	$11,736	$83,127	$278	$223	$485

Further discussion of the terms and conditions of the Credit Agreement and the Company’s existing indebtedness is outlined in Note 12, “Long-Term Debt,” to the accompanying consolidated financial statements.

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	June 29, 2025	June 30, 2024
Long-term debt	$95,727	$117,793
Current portion of long-term debt	12,159	12,277
Unamortized debt issuance costs	122	229
Debt principal	108,008	130,299
Less: cash and cash equivalents	22,664	26,805
Net Debt	$85,344	$103,494

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measure)

The following table presents the components of working capital and the reconciliation from working capital to Adjusted Working Capital:

	June 29, 2025	June 30, 2024
Cash and cash equivalents	$22,664	$26,805
Receivables, net	75,383	79,165
Inventories	122,929	131,181
Income taxes receivable	5,429	164
Other current assets	9,222	11,618
Accounts payable	(37,468)	(43,622)
Other current liabilities	(18,899)	(17,662)
Income taxes payable	(49)	(754)
Current operating lease liabilities	(2,368)	(2,251)
Current portion of long-term debt	(12,159)	(12,277)
Working capital	$164,684	$172,367

Less: Cash and cash equivalents	(22,664)	(26,805)
Less: Income taxes receivable	(5,429)	(164)
Less: Income taxes payable	49	754
Less: Current operating lease liabilities	2,368	2,251
Less: Current portion of long-term debt	12,159	12,277
Adjusted Working Capital	$151,167	$160,680

Working capital decreased from $172,367 as of June 30, 2024 to $164,684 as of June 29, 2025, while Adjusted Working Capital decreased from $160,680 to $151,167, both primarily in connection with slower overall economic conditions and higher input costs. Working capital and Adjusted Working Capital are within the range of management’s expectations based on the composition of the underlying business and global structure.

The decrease in receivables, net was primarily due to the overall decrease in sales and the timing of cash receipts. The decrease in inventories was primarily attributable to concerted efforts to reduce inventory levels in response to the depressed demand environment and in relation to the consolidation of yarn manufacturing operations with the closure of the Madison, North Carolina facility. The decrease in other current assets was primarily due to the fiscal 2025 sale of a warehouse in Yadkinville, North Carolina previously classified in assets held for sale in fiscal 2024. The decrease in accounts payable followed the decrease in inventories and production activity in fiscal 2025. The increase in other current liabilities primarily reflects the change in compensation-related accruals in fiscal 2025 and the timing of payroll and operating expense payments between the two period-ends. The increase in income taxes receivable was primarily due to a reclassification of Brazil’s income tax recovery from other non-current assets to income taxes receivable due to the expectation of realizing the tax benefit within 12 months. The change in income taxes payable, current operating lease liabilities, and current portion of long-term debt were insignificant.

Capital Projects

Maintenance capital expenditures are necessary to support UNIFI’s current operations, capacities, and capabilities and exclude expenses relating to repairs and costs that do not extend an asset’s useful life.

In fiscal 2025, UNIFI invested $10,488 in capital projects, primarily relating to (i) modifications of machinery with the consolidation of yarn manufacturing operations, (ii) further improvements in production capabilities and technological enhancements in the Americas, and (iii) routine annual maintenance capital expenditures.

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

In fiscal 2026, UNIFI expects to invest between $8,000 and $12,000 in capital projects, primarily relating to routine annual maintenance capital expenditures. UNIFI will seek to ensure maintenance capital expenditures are sufficient to allow continued production at high efficiencies.

The total amount ultimately invested for fiscal 2026 could be more or less than the currently estimated amount depending on the timing and scale of contemplated initiatives and is expected to be funded primarily with cash provided by operating activities and other borrowings. UNIFI expects recent and future capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

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

As of June 29, 2025, UNIFI had repurchased 701 shares of its common stock at an average price of $15.90 per share, none of which occurred in fiscal 2024, leaving $38,859 available for repurchases under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

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

Cash (Used) Provided by Operating Activities

The significant components of net cash (used) provided by operating activities are summarized below. UNIFI analyzes net cash provided by operating activities utilizing the major components of the statements of cash flows prepared under the indirect method.

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net loss	$(20,348)	$(47,395)	$(46,344)
Depreciation and amortization expense	25,284	27,669	27,186
Equity in loss (earnings) of unconsolidated affiliates	477	390	(896)
Impairment for asset abandonment	—	—	8,247
Recovery of taxes, net	—	—	(3,799)
Non-cash compensation expense	3,252	2,074	2,805
(Gain) loss on sales and disposals of assets	(39,317)	62	278
Deferred income taxes	(676)	(3,543)	(2,788)
Subtotal	(31,328)	(20,743)	(15,311)

Distributions received from unconsolidated affiliates	—	1,000	-
Change in inventories	9,588	13,879	24,431
Other changes in assets and liabilities	429	7,956	(4,380)
Net cash (used) provided by operating activities	$(21,311)	$2,092	$4,740

Fiscal 2025 Compared to Fiscal 2024

The decrease in operating cash flows from fiscal 2024 was primarily due to weaker underlying earnings together with less favorable impacts from changes in working capital than in the prior year and transition activities.

Fiscal 2024 Compared to Fiscal 2023

The decrease in operating cash flows was primarily due to weaker earnings in fiscal 2024 compared to fiscal 2023, partially offset by working capital improvements.

Cash (Used) Provided by Investing Activities and Financing Activities

Fiscal 2025

Significant investing activities included $10,488 for capital expenditures (as described above) and $51,553 of cash proceeds from the sales of a warehouse in Yadkinville, North Carolina and manufacturing facility in Madison, North Carolina. Significant financing activities included $20,900 of net payments against the 2022 ABL Facility (including $25,000 and $18,322 of payments towards the 2022 ABL Term Loan and Revolver, respectively, associated with the sale of the Madison, North Carolina facility in the fourth quarter) along with $3,093 of payments on finance lease obligations.

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

Contractual Obligations

In addition to management’s discussion and analysis surrounding our liquidity and capital resources, long-term debt, finance leases, operating leases, and the associated principal and interest components thereof, as of June 29, 2025, UNIFI’s contractual obligations consisted of the following additional concepts and considerations:

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
•
Non-capital purchase orders totaled approximately $13,218 at the end of fiscal 2025 and are expected to be settled in fiscal 2026. Such open purchase orders are in the ordinary course of business for the procurement of (i) raw materials used in the production of inventory, (ii) certain consumables and outsourced services used in UNIFI’s manufacturing processes, and (iii) selected finished goods for resale sourced from third-party suppliers.
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

Recent Accounting Pronouncements

Issued and Pending Adoption

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU No. 2024-03 does not change or remove existing expense disclosure requirement but requires disaggregated disclosures about certain expense categories and captions, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization, and selling expenses. This ASU will become effective for UNIFI's fiscal 2028 and in the first quarter of fiscal 2029 for interim reporting, with retrospective application permitted. UNIFI is currently evaluating the impact on the Company's disclosures on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state, and foreign). The ASU also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The ASU is effective for UNIFI's fiscal 2026, with early adoption permitted, and should be applied on a prospective basis, but retrospective application is permitted. UNIFI is currently evaluating the impact on the Company’s disclosures but does not expect this standard will have a material impact on its consolidated financial position, results of operations, or cash flows.

Upon review of each ASU issued by the FASB through the date of this report, UNIFI identified no other newly issued accounting pronouncements that are expected to have a significant impact on UNIFI’s consolidated financial statements.

Recently Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. UNIFI adopted the ASU this fiscal year and the adoption did not have a material impact to UNIFI's consolidated financial statements.

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

	June 29, 2025	June 30, 2024	July 2, 2023
Net realizable value adjustment	$(3,964)	$(3,813)	$(5,625)

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities. As of June 29, 2025, UNIFI had borrowings under the 2022 ABL Term Facility and 2024 Facility totaling $100,000. After considering UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point interest rate increase as of June 29, 2025 would result in an increase in annual interest expense of approximately $500.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies. Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange rate risk. UNIFI may enter into foreign currency forward contracts to hedge this exposure. UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments. As of June 29, 2025, UNIFI had no outstanding foreign currency forward contracts.

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

As of June 29, 2025, foreign currency exchange rate risk concepts included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	32%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$11,813
Denominated in RMB	665
Denominated in BRL	7,360
Denominated in other foreign currencies	696
Total cash and cash equivalents held outside the U.S.	$20,534
Percentage of total cash and cash equivalents held outside the U.S.	91%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$2,109

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

During fiscal 2022 and 2023, our raw material costs were elevated. We were able to implement responsive selling price adjustments for the majority of our portfolio; however our underlying gross margin was pressured. In fiscal 2024 and 2025, while gross margins were still pressured, UNIFI experienced a more stable raw material pricing environment for most of the fiscal year. Nonetheless, such costs remain subject to the volatility described above and, should raw material costs increase unexpectedly, UNIFI’s results of operations and cash flows are likely to be adversely impacted. In any event, UNIFI monitors these dynamic factors closely.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 29, 2025, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of UNIFI’s internal control over financial reporting as of June 29, 2025, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of June 29, 2025, UNIFI’s internal control over financial reporting was effective based on the criteria established in Internal Control – Integrated Framework (2013).

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of UNIFI’s internal control over financial reporting as of June 29, 2025 has been audited by KPMG LLP (“KPMG”), an independent registered public accounting firm. KPMG’s report, which appears in “Item 8. Financial Statements and Supplementary Data,” expresses an unqualified opinion on the effectiveness of UNIFI’s internal control over financial reporting as of June 29, 2025.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 29, 2025, there has been no change in UNIFI’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

During the quarter ended June 29, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

UNIFI will file with the SEC a definitive proxy statement for the Company’s 2025 Annual Meeting of Shareholders (the “Proxy Statement”) no later than 120 days after the close of fiscal 2025. The information required with respect to our executive officers appears in Part I of this report under the heading “Information About our Executive Officers.” The other information required by this item is furnished by incorporation by reference to the information under the headings “Election of Directors” and “Corporate Governance” in the Proxy Statement.

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

4.7

First Amendment to Second Amended and Restated Credit Agreement, dated September 5, 2024, by and among Unifi Manufacturing, Inc. and certain of its domestic affiliates (including, without limitation, Unifi, Inc.), as borrowers, Wells Fargo Bank, National Association, as administrative agent, sole lead arranger and sole book runner, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 6, 2024 (File No. 001-10542)).

4.8

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

4.9†

Second Amendment to Second Amended and Restated Credit Agreement, dated April 10, 2025, by and among Unifi Manufacturing, Inc. and certain of its domestic affiliates, Well Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10‑Q for the quarter ended March 30, 2025 (File No. 001-10542)).

4.10

Third Amendment to Second Amended and Restated Credit Agreement, dated May 19, 2025, by and among Unifi, Inc. and certain of its domestic affiliates, Well Fargo Bank, National Association, as administrative agent, and the lenders party thereto. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 21, 2025 (File No. 001-10542)).

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

Exhibit Number	Description

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

10.31*

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

10.33

Sales and Services Agreement, dated as of January 1, 2007, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-3 filed February 9, 2007 (File No. 333-140580)).

10.34

First Amendment to Sales and Services Agreement, effective as of January 1, 2009, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 3, 2008 (File No. 001-10542)).

10.35

Second Amendment to Sales and Services Agreement, effective as of January 1, 2010, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 11, 2009 (File No. 001-10542)).

10.36

Third Amendment to Sales and Services Agreement, effective as of January 1, 2011, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 22, 2010 (File No. 001-10542)).

10.37

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

10.39*

Form of Restricted Stock Unit Agreement for Employees for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (File No. 001-10542) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q for the quarter ended September 29, 2024 (File No. 001-10542)).

Exhibit Number	Description

10.40*

Form of Cash-Settled Restricted Stock Unit Agreement for Employees for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (File No. 001-10542) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10‑Q for the quarter ended September 29, 2024 (File No. 001-10542)).

10.41*

Form of Performance Share Unit Agreement for Employees for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (File No. 001-10542) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10‑Q for the quarter ended September 29, 2024 (File No. 001-10542)).

10.42*

Form of Cash-Settled Performance Share Unit Agreement for Employees for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (File No. 001-10542) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10‑Q for the quarter ended September 29, 2024 (File No. 001-10542)).

10.43†

Real Estate Purchase and Sale Agreement, dated as of April 10, 2025, by and between Unifi Manufacturing, Inc. and Enovum Data Centers Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 16, 2025 (File No. 001-10542)).

10.44†

Amendment to Real Estate Purchase and Sale Agreement, dated as of May 19, 2025, by and between Unifi Manufacturing, Inc. and Enovum NC-1 Bidco, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 21, 2025 (File No. 001-10542)).

19*	Unifi, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (File No. 001-10542)).

21+	Subsidiaries of Unifi, Inc.

23+	Consent of KPMG LLP.

24+	Power of Attorney (included on the signature pages to this report).

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Unifi, Inc. Incentive-Based Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (File No. 001-10542)).

101+

The following financial information from Unifi, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 29, 2025, filed August 26, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104+	The cover page from Unifi, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 29, 2025, filed August 26, 2025, formatted in Inline XBRL (included in Exhibit 101).

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

UNIFI, INC.

Date: August 26, 2025	By:	/s/ EDMUND M. INGLE
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
Date: August 26, 2025

UNIFI, INC.

F-i

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unifi, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Unifi, Inc. and subsidiaries (the Company) as of June 29, 2025 and June 30, 2024, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 29, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 29, 2025 and June 30, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended June 29, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 29, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the net realizable value of raw material and finished goods inventories

As discussed in Note 7 to the consolidated financial statements, the Company’s consolidated raw material and finished goods inventories balance as of June 29, 2025 was $109,868 thousand. The Company records adjustments to the cost basis of raw material and finished goods inventories when the expected net realizable value of the inventories is below its cost basis. The Company’s model estimates the net realizable value of its raw material and finished goods inventories based upon factors including historical recovery rates, inventory age, and current economic conditions.

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

August 26, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unifi, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Unifi, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 29, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 29, 2025 and June 30, 2024, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 29, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated August 26, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Winston-Salem, North Carolina

August 26, 2025

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 29, 2025	June 30, 2024
ASSETS
Cash and cash equivalents	$22,664	$26,805
Receivables, net	75,383	79,165
Inventories	122,929	131,181
Income taxes receivable	5,429	164
Other current assets	9,222	11,618
Total current assets	235,627	248,933
Property, plant and equipment, net	172,923	193,723
Operating lease assets	7,879	8,245
Deferred income taxes	5,535	5,392
Other non-current assets	4,904	12,951
Total assets	$426,868	$469,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$37,468	$43,622
Income taxes payable	49	754
Current operating lease liabilities	2,368	2,251
Current portion of long-term debt	12,159	12,277
Other current liabilities	18,899	17,662
Total current liabilities	70,943	76,566
Long-term debt	95,727	117,793
Non-current operating lease liabilities	5,614	6,124
Deferred income taxes	1,224	1,869
Other long-term liabilities	3,889	3,507
Total liabilities	177,397	205,859

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,360,663 and 18,251,545 shares issued and outstanding as of June 29, 2025 and June 30, 2024, respectively)	1,836	1,825
Capital in excess of par value	74,095	70,952
Retained earnings	239,049	259,397
Accumulated other comprehensive loss	(65,509)	(68,789)
Total shareholders’ equity	249,471	263,385
Total liabilities and shareholders’ equity	$426,868	$469,244

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Fiscal Year Ended
	June 29, 2025	June 30, 2024	July 2, 2023
Net sales	$571,344	$582,209	$623,527
Cost of sales	562,926	565,593	609,286
Gross profit	8,418	16,616	14,241
Selling, general and administrative expenses	49,005	46,632	47,345
(Benefit) provision for bad debts	(166)	1,571	(89)
Restructuring costs	8,924	5,101	—
(Gain) loss on sales and disposals of assets	(40,079)	62	278
Other operating expense, net	254	671	7,578
Operating loss	(9,520)	(37,421)	(40,871)
Interest income	(888)	(2,136)	(2,109)
Interest expense	9,520	9,862	7,577
Equity in loss (earnings) of unconsolidated affiliates	477	390	(896)
Loss before income taxes	(18,629)	(45,537)	(45,443)
Provision for income taxes	1,719	1,858	901
Net loss	$(20,348)	$(47,395)	$(46,344)

Net loss per common share:
Basic	$(1.11)	$(2.61)	$(2.57)
Diluted	$(1.11)	$(2.61)	$(2.57)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Fiscal Year Ended
	June 29, 2025	June 30, 2024	July 2, 2023
Net loss	$(20,348)	$(47,395)	$(46,344)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,280	(14,898)	5,714
Other comprehensive income (loss), net	3,280	(14,898)	5,714
Comprehensive loss	$(17,068)	$(62,293)	$(40,630)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at July 3, 2022	17,979	$1,798	$66,120	$353,136	$(59,605)	$361,449

Options exercised	7	1	55	—	—	56
Stock-based compensation	11	1	2,803	—	—	2,804
Conversion of equity units	91	9	(9)	—	—	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(7)	(1)	(68)	—	—	(69)
Other comprehensive income, net of tax	—	—	—	—	5,714	5,714
Net loss	—	—	—	(46,344)	—	(46,344)
Balance at July 2, 2023	18,081	$1,808	$68,901	$306,792	$(53,891)	$323,610

Options exercised	12	1	80	—	—	81
Stock-based compensation	8	1	2,062	—	—	2,063
Conversion of equity units	162	16	(16)	—	—	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(11)	(1)	(75)	—	—	(76)
Other comprehensive loss, net of tax	—	—	—	—	(14,898)	(14,898)
Net loss	—	—	—	(47,395)	—	(47,395)
Balance at June 30, 2024	18,252	$1,825	$70,952	$259,397	$(68,789)	$263,385

Options exercised	12	1	67	—	—	68
Stock-based compensation	—	—	3,252	—	—	3,252
Conversion of equity units	125	13	(13)	—	—	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(28)	(3)	(163)	—	—	(166)
Other comprehensive income, net of tax	—	—	—	—	3,280	3,280
Net loss	—	—	—	(20,348)	—	(20,348)
Balance at June 29, 2025	18,361	$1,836	$74,095	$239,049	$(65,509)	$249,471

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended
	June 29, 2025	June 30, 2024	July 2, 2023
Cash and cash equivalents at beginning of year	$26,805	$46,960	$53,290
Operating activities:
Net loss	(20,348)	(47,395)	(46,344)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Equity in loss (earnings) of unconsolidated affiliates	477	390	(896)
Distributions received from unconsolidated affiliates	—	1,000	—
Depreciation and amortization expense	25,284	27,669	27,186
Non-cash compensation expense	3,252	2,074	2,805
(Gain) loss on sales and disposals of assets	(39,317)	62	278
Deferred income taxes	(676)	(3,543)	(2,788)
Impairment for asset abandonment	—	—	8,247
Recovery of taxes, net	—	—	(3,799)
Other, net	160	(50)	48
Changes in assets and liabilities:
Receivables, net	4,564	1,989	23,138
Inventories	9,588	13,879	24,431
Other current assets	(1,236)	3,061	8,002
Income taxes	(6,015)	21	(751)
Accounts payable and other current liabilities	(4,280)	4,204	(35,701)
Other non-current assets	7,112	(397)	(471)
Other non-current liabilities	124	(872)	1,355
Net cash (used) provided by operating activities	(21,311)	2,092	4,740

Investing activities:
Capital expenditures	(10,488)	(11,189)	(36,434)
Proceeds from sale of assets	51,553	519	209
Net cash provided (used) by investing activities	41,065	(10,670)	(36,225)

Financing activities:
Proceeds from ABL Revolver	212,551	149,600	194,700
Payments on ABL Revolver	(199,251)	(148,000)	(165,400)
Payments on ABL Term Loan	(34,200)	(9,200)	(7,100)
Proceeds from construction financing	—	—	6,533
Payments on finance lease obligations	(3,093)	(3,001)	(2,123)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(166)	(76)	(69)
Other	(262)	70	(603)
Net cash (used) provided by financing activities	(24,421)	(10,607)	25,938

Effect of exchange rate changes on cash and cash equivalents	526	(970)	(783)
Net decrease in cash and cash equivalents	(4,141)	(20,155)	(6,330)
Cash and cash equivalents at end of year	$22,664	$26,805	$46,960

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

Fiscal Year

The fiscal year for Unifi, Inc., its domestic subsidiaries, and its subsidiary in El Salvador ends on the Sunday in June or July nearest to June 30 of each year. Unifi, Inc.’s fiscal 2025, 2024, and 2023 ended on June 29, 2025, June 30, 2024, and July 2, 2023, respectively. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal years end on June 30. For fiscal 2025 and 2023, there were no significant transactions or events that occurred between Unifi, Inc.’s fiscal year end and such wholly owned subsidiaries’ fiscal year ends. Unifi, Inc.’s fiscal 2025, 2024 and 2023 each consisted of 52 weeks.

Reclassifications

Certain reclassifications of prior fiscal years’ data within the effective tax rate, deferred income taxes, and unrecognized tax benefits reconciliations in Note 14, "Income Taxes," and within Other operating expenses, net in the Consolidated Statements of Operations have been made to conform to the current presentation.

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

Fully depreciated assets are retained in cost and accumulated depreciation accounts until they are disposed. In the case of disposals, asset costs and related accumulated depreciation amounts are removed from the accounts, and the net amounts, less proceeds from disposal, are included in the determination of net loss and presented within (Gain) loss on sales and disposals of assets. For fiscal 2025, certain machinery and equipment that was disposed of as part of the consolidation of yarn manufacturing operations resulted in $762 of net losses that were included within Restructuring costs in the Consolidated Statements of Operations. These net losses were included within the (Gain) loss on sales and disposals of assets in the Consolidated Statements of Cash Flows together with the net gains realized on the sale of the Yadkinville, North Carolina warehouse and Madison, North Carolina manufacturing facility that occurred during fiscal 2025.

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

UNIFI believes that there have been no significant changes to its credit risk profile or the interest rates available to UNIFI for debt issuances with similar terms and average maturities, and UNIFI estimates that the fair values of its debt obligations approximate the carrying amounts using Level 2 inputs. Other financial instruments include cash and cash equivalents, receivables, accounts payable, and accrued expenses. The financial statement carrying amounts of these items approximate the fair values due to their short-term nature.

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

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Research and development costs	$8,750	$9,599	$10,871

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

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Advertising costs	$2,783	$3,091	$4,003

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

3. Recent Accounting Pronouncements

Issued and Pending Adoption

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU No. 2024-03 does not change or remove existing expense disclosure requirement but requires disaggregated disclosures about certain expense categories and captions, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization, and selling expenses. This ASU will become effective for UNIFI's fiscal 2028 and in the first quarter of fiscal 2029 for interim reporting, with retrospective application permitted. UNIFI is currently evaluating the impact on the Company's disclosures on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state, and foreign). The ASU also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The ASU is effective for UNIFI's fiscal 2026, with early adoption permitted, and should be applied on a prospective basis, but retrospective application is permitted. UNIFI is currently evaluating the impact on the Company’s disclosures but does not expect this standard will have a material impact on its consolidated financial position, results of operations, or cash flows.

There have been no other newly issued accounting pronouncements that are expected to have a significant impact on UNIFI’s consolidated financial statements.

Recently Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. UNIFI adopted the ASU this fiscal year and the adoption did not have a material impact to UNIFI's consolidated financial statements.

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

The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities:

Classification	Balance Sheet Location	June 29, 2025	June 30, 2024
Lease Assets
Operating lease assets	Operating lease assets	$7,879	$8,245
Finance lease assets	Property, plant & equipment, net	10,759	10,695
Total lease assets		$18,638	$18,940

Lease Liabilities
Current operating lease liabilities	Current operating lease liabilities	$2,368	$2,251
Current finance lease liabilities	Current portion of long-term debt	2,959	3,078
Total current lease liabilities		$5,327	$5,329

Non-current operating lease liabilities	Non-current operating lease liabilities	$5,614	$6,124
Non-current finance lease liabilities	Long-term debt	5,049	6,321
Total non-current lease liabilities		$10,663	$12,445

Total lease liabilities		$15,990	$17,774

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The following table sets forth the components of UNIFI’s total lease cost for fiscal 2025 and 2024:

Lease Cost	Fiscal 2025	Fiscal 2024
Operating lease cost	$2,730	$2,547
Variable lease cost	643	617
Finance lease cost:
Amortization of lease assets	1,785	1,885
Interest on lease liabilities	418	532
Short-term lease cost	1,397	1,155
Total lease cost	$6,973	$6,736

The following table presents supplemental information related to leases:

Other Information	Fiscal 2025	Fiscal 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$2,730	$2,547
Financing cash flows used by finance leases	$3,093	$3,001
Non-cash activities:
Leased assets obtained in exchange for new operating lease liabilities	$2,365	$2,536
Leased assets obtained in exchange for new finance lease liabilities	$1,716	$1,633

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

The following table sets forth UNIFI's weighted average remaining lease term in years and discount rate percentage used in the calculation of its outstanding lease liabilities:

Weighted Average Remaining Lease Term and Discount Rate	June 29, 2025	June 30, 2024
Weighted average remaining lease term (years):
Operating leases	4.5	4.9
Finance leases	3.3	3.2
Weighted average discount rate (percentage):
Operating leases	5.1%	4.9%
Finance leases	5.2%	5.2%

Lease Maturity Analysis

Future minimum finance lease payments and future minimum payments under non-cancelable operating leases with initial lease terms in excess of one year as of June 29, 2025 by fiscal year were:

Maturity of Lease Liabilities	Finance Leases	Operating Leases
Fiscal 2026	$3,383	$2,368
Fiscal 2027	2,816	2,137
Fiscal 2028	1,653	1,235
Fiscal 2029	313	1,220
Fiscal 2030	249	617
Fiscal years thereafter	503	1,132
Total minimum lease payments	$8,917	$8,709
Less estimated executory costs	(188)	—
Less imputed interest	(721)	(727)
Present value of net minimum lease payments	8,008	7,982
Less current portion of lease obligations	(2,959)	(2,368)
Long-term portion of lease obligations	$5,049	$5,614

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

5. Revenue Recognition

The following tables present net sales disaggregated by (i) classification of customer type and (ii) REPREVE Fiber sales:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Third-party manufacturer	$567,158	$577,636	$618,391
Service	4,186	4,573	5,136
Net sales	$571,344	$582,209	$623,527

	Fiscal 2025	Fiscal 2024	Fiscal 2023
REPREVE® Fiber	$174,855	$188,517	$186,161
All other products and services	396,489	393,692	437,366
Net sales	$571,344	$582,209	$623,527

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

6. Receivables, Net

Receivables, net consists of the following:

	June 29, 2025	June 30, 2024
Customer receivables	$76,594	$80,050
Allowance for uncollectible accounts	(2,451)	(2,713)
Reserves for quality claims	(912)	(745)
Net customer receivables	73,231	76,592
Banker's acceptance notes	1,334	1,326
Other receivables	818	1,247
Total receivables, net	$75,383	$79,165

Banker’s acceptance notes (“BANs”), denominated in the Chinese Renminbi, relate to the settlement of certain customer receivables generated from trade activity in the Asia Segment. The BANs are redeemable upon maturity from the drawing financial institutions, or earlier at a discount.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The changes in UNIFI’s allowance for uncollectible accounts and reserves for quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Quality Claims
Balance at July 3, 2022	$(1,498)	$(860)
Credited (charged) to costs and expenses	89	(1,397)
Translation activity	(86)	7
Deductions	133	1,568
Balance at July 2, 2023	$(1,362)	$(682)
Charged to costs and expenses	(1,571)	(1,491)
Translation activity	96	2
Deductions	124	1,426
Balance at June 30, 2024	$(2,713)	$(745)
Credited (charged) to costs and expenses	166	(1,570)
Translation activity	(2)	(2)
Deductions	98	1,405
Balance at June 29, 2025	$(2,451)	$(912)

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

7. Inventories

Inventories consists of the following:

	June 29, 2025	June 30, 2024
Raw materials	$48,752	$49,391
Supplies	11,779	12,160
Work in process	5,246	8,994
Finished goods	61,116	64,449
Gross inventories	126,893	134,994
Net realizable value adjustment	(3,964)	(3,813)
Total inventories	$122,929	$131,181

The cost for the majority of UNIFI’s inventories is determined using the first-in, first-out method. Certain foreign inventories and limited categories of supplies of $52,642 and $52,040 as of June 29, 2025 and June 30, 2024, respectively, were valued using the average cost method.

8. Other Current Assets

Other current assets consists of the following:

	June 29, 2025	June 30, 2024
Prepaid expenses and other	$3,475	$2,133
Vendor deposits	2,775	2,633
Value-added taxes receivable	2,365	2,510
Contract assets	607	561
Assets held for sale	—	3,781
Total other current assets	$9,222	$11,618

Prepaid expenses and other consists of advance payments for routine operating expenses. Vendor deposits primarily relates to down payments made toward the purchase of inventory. Value-added taxes receivable relates to recoverable taxes associated with the sales and purchase activities of UNIFI’s foreign operations. Contract assets represents the estimated revenue attributable to UNIFI in connection with completed performance obligations under contracts with customers for which revenue is recognized over time. The contract assets are classified to receivables when the right to payment becomes unconditional. Assets held for sale as of June 30, 2024 relates to a warehouse located in Yadkinville, North Carolina that was being actively marketed for sale and was subsequently sold during fiscal 2025 for total proceeds of $8,084.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

9. Property, Plant, and Equipment, Net

PP&E, net consists of the following:

	June 29, 2025	June 30, 2024
Land	$1,039	$1,897
Land improvements	10,425	16,409
Buildings and improvements	126,720	162,414
Assets under finance leases	19,756	18,030
Machinery and equipment	593,771	650,901
Computers, software and office equipment	25,400	25,464
Transportation equipment	10,789	10,710
Construction in progress	2,153	3,319
Gross PP&E	790,053	889,144
Less: accumulated depreciation	(608,133)	(688,086)
Less: accumulated amortization – finance leases	(8,997)	(7,335)
Total PP&E, net	$172,923	$193,723

Assets under finance leases consists of the following:

	June 29, 2025	June 30, 2024
Machinery and equipment	$9,754	$9,754
Transportation equipment	10,002	8,276
Gross assets under finance leases	$19,756	$18,030

Depreciation and amortization expense and repair and maintenance expenses were as follows:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Depreciation and amortization expense	$24,956	$26,985	$25,729
Repair and maintenance expenses	20,138	19,985	17,999

In the fourth quarter of fiscal 2025, UNIFI sold land and land improvements, buildings and improvements and certain machinery and equipment associated with its manufacturing facility located in Madison, North Carolina. UNIFI received net proceeds of $43,322 and recorded a gain of $35,807. See Note 20, “Restructuring Costs,” for further detail.

In fiscal 2017, UNIFI constructed specialized bi-component spinning machinery in the Americas with a 15-year useful life to accommodate tolling demand and development efforts of a specific U.S. customer. After multiple years of operating the machinery, recovering the capital investment, and generating profitable sales, the contract terminated in accordance with its provisions, and additional development and commercialization efforts ceased in fiscal 2023, primarily due to the specialized nature and generally higher operating costs of the machinery. As a result of the lack of potential future demand, the machinery was considered to have zero future sales potential and negative future cash flows and was abandoned by the Company. Accordingly, UNIFI recorded an impairment of $8,247 to Other operating expense, net during the fourth quarter of fiscal 2023. Prior to the abandonment, the asset's net book value was $8,247. The new book value of $0, based on the income method (Level 3), reflects the lack of positive future cash flows, and no scrap or salvage value.

10. Other Non-Current Assets

Other non-current assets consists of the following:

	June 29, 2025	June 30, 2024
Grantor trust	$2,310	$2,942
Investments in unconsolidated affiliates	1,151	1,603
Intangible assets, net	573	682
Recovery of taxes	—	5,543
Other	870	2,181
Total other non-current assets	$4,904	$12,951

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The fair value of the investment assets held by the trust were approximately $2,310 and $2,942 as of June 29, 2025 and June 30, 2024, respectively, and are classified as trading securities within Other non-current assets. Trading gains and losses associated with these investments are recorded to Other operating expense (income), net. The associated DCP liability is recorded within Other current liabilities and Other long-term liabilities based on expected payment timing, and any increase or decrease in the liability is reflected as compensation in SG&A expenses. During fiscal 2025, 2024, and 2023, we recorded gains on investments held by the trust of $219, $308, and $154, respectively.

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

In December 2023, UNIFI dissolved its interest in UNF under an agreement whereby UNIFI agreed to pay the former joint venture partner $2,750 and recorded it as an associated contract termination cost within Restructuring costs on the Condensed Consolidated Statements of Operations and Comprehensive Loss. UNIFI made a payment to the former joint venture partner of $1,200 in the second quarter of fiscal 2024 and the remaining $1,550 was paid in the third quarter of fiscal 2024. Accordingly, the balance sheet information presented below as of June 29, 2025 does not include any amounts related to UNF.

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

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA (collectively, “UNFs”) whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA. The agreement has no stated minimum purchase quantities, and pricing is negotiated every six months based on market rates. As of June 29, 2025, UNIFI’s open purchase orders related to this supply agreement, all with UNFA, were $2,167.

UNIFI’s raw material purchases under this supply agreement consist of the following:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
UNFA	$14,974	$13,477	$26,683
UNF	—	—	31
Total	$14,974	$13,477	$26,714

As of June 29, 2025 and June 30, 2024, UNIFI had accounts payable due to UNFA of $1,368 and $2,197, respectively.

UNIFI has determined that UNF was, and UNFA is, a variable interest entity and has also determined that UNIFI has been the primary beneficiary of these entities, based on the terms of the supply agreement. As a result, these entities should be consolidated with UNIFI’s financial results. As (i) UNIFI purchases substantially all of the output and all intercompany sales would be eliminated in consolidation, (ii) the entity balance sheets constitute 5% or less of UNIFI’s current assets and total assets, and (iii) such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements and instead is accounting for these entities as equity investments. As of June 29, 2025 and June 30, 2024, UNIFI’s investment in UNFA was $1,151 and $1,603, respectively. The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy. Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to UNFA.

	June 29, 2025	June 30, 2024
Current assets	$4,422	$5,758
Non-current assets	431	458
Current liabilities	2,551	3,009
Non-current liabilities	—	—
Shareholders’ equity and capital accounts	2,302	3,207

UNIFI’s portion of undistributed earnings	1,091	1,544

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net sales	$15,271	$15,680	$29,123
Gross profit	1,286	629	2,337
(Loss) income from operations	(911)	(1,266)	604
Net (loss) income	(905)	(1,313)	544
Depreciation and amortization	29	35	111

Distributions received	—	1,000	—

Intangible Assets, Net

Intangible assets, net consists of the following:

	June 29, 2025	June 30, 2024
Customer lists	$1,088	$1,088
Trademarks	—	—
Total intangible assets, gross	1,088	1,088

Accumulated amortization – customer lists	(515)	(406)
Accumulated amortization – trademarks	—	—
Total accumulated amortization	(515)	(406)
Total intangible assets, net	$573	$682

Amortization expense for intangible assets consists of the following:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Customer lists	$109	$417	$957
Non-compete agreement	—	108	312
Trademarks	—	3	21
Total amortization expense	$109	$528	$1,290

The following table presents the expected intangible asset amortization for the next five fiscal years:

	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Thereafter
Expected amortization	$108	$109	$110	$108	$109	$29

Recovery of Taxes

In fiscal 2023, UNIFI recorded a recovery of income taxes in connection with filing amended tax returns in Brazil relating to certain income taxes paid in prior fiscal years, following favorable legal rulings in fiscal 2023. In fiscal 2025, Brazil's expected recovery of income taxes was reclassified from Other non-current assets to income taxes receivable due to the expectation of realizing the tax benefit within 12 months. Brazil received a cash refund of $2,339 in fiscal 2025 related to this receivable and expects to realize approximately half of the remaining income tax recovery through cash refunds and the other half through credits offsetting future federal tax liabilities in Brazil.

Deposits on Contracts for Machinery

In the fourth quarter of fiscal 2025, UNIFI terminated a contract related to future purchases of texturing machinery in exchange for the forfeiture of $1,448 in deposits which is included in Restructuring costs within the Consolidated Statements of Operations. These deposits were previously recorded in Other non-current assets within the Consolidated Balance Sheets.

11. Other Current Liabilities

Other current liabilities consists of the following:

	June 29, 2025	June 30, 2024
Payroll and fringe benefits	$6,815	$7,140
Incentive compensation	5,652	1,450
Utilities	2,236	2,861
Deferred revenue	1,236	1,504
Property taxes and other	2,960	4,707
Total other current liabilities	$18,899	$17,662

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

12. Long-Term Debt

Debt Obligations

The following table presents details for UNIFI’s debt obligations:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	June 29, 2025	June 29, 2025	June 30, 2024
ABL Revolver	October 2027	6.6%	$11,000	$19,700
2024 Facility	October 2027	5.2%	22,000	—
ABL Term Loan	October 2027	6.4%	67,000	101,200
Finance lease obligations	(1)	5.1%	8,008	9,399
Total debt			108,008	130,299
Current ABL Term Loan			(9,200)	(9,200)
Current portion of finance lease obligations			(2,959)	(3,077)
Unamortized debt issuance costs			(122)	(229)
Total long-term debt			$95,727	$117,793

(1)
Scheduled maturity dates for finance lease obligations range from November 2026 to August 2032.

2022 ABL Facility and Amendments

On October 28, 2022, Unifi, Inc. and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with a syndicate of lenders. The 2022 Credit Agreement provides for a $230,000 senior secured credit facility (the “2022 ABL Facility”), including a $115,000 revolving credit facility (the "2022 ABL Revolver") and a term loan (the "2022 ABL Term Loan") that can be reset up to a maximum amount of $115,000, once per fiscal year, if certain conditions are met. The 2022 ABL Facility has a maturity date of October 28, 2027. The 2022 ABL Term Loan requires quarterly principal payments of $2,300 that began on February 1, 2023. Borrowings under the 2022 ABL Facility bear interest at the Secured Overnight Financing Rate ("SOFR") plus 0.10% plus an applicable margin of 2.0%, or the Base Rate (as defined in the 2022 Credit Agreement) plus an applicable margin of 1.0%, with interest paid most commonly on a monthly basis. In connection with entering into the 2022 Credit Agreement, UNIFI recorded a $273 loss on debt extinguishment to interest expense in fiscal 2023 related to its prior debt instrument.

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

If excess availability under the 2022 ABL Revolver falls below the Trigger Level (as defined in the 2022 Credit Agreement), a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a quarterly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of June 29, 2025 was $16,500. In addition, the 2022 ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the 2022 ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

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

2024 Facility

On October 25, 2024, UNIFI entered into a new credit agreement with Wells Fargo Bank, National Association for a $25,000 revolving credit facility (the "2024 Facility"). The maturity date of the 2024 Facility is the earlier of (i) October 28, 2027 and (ii) the termination or refinancing of the 2022 Credit Agreement. The 2024 Facility is deemed unsecured financing for UNIFI, but is collateralized by certain assets pledged by related party Kenneth G. Langone, one of the members of UNIFI's Board of Directors. Borrowings under the 2024 Facility bear interest at a rate of SOFR plus 0.90%. The 2024 Facility contains no additional financial covenants beyond those already in effect for the 2022 Credit Agreement and is subject to a monthly unused line fee of 0.25% on available borrowing capacity. UNIFI borrowed $22,000 against the 2024 Facility during the third fiscal quarter and used the proceeds to reduce the outstanding ABL Revolver balance. There was no impact to debt principal from these transactions.

Finance Lease Obligations

During fiscal 2025, UNIFI entered into finance lease obligations totaling $1,716 for transportation equipment. The maturity dates of these obligations range from March 2028 to August 2032 with interest rates ranging from 4.2% to 5.4%.

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

Each borrowing under the agreement provides for 60 monthly payments, which will commence upon the completion of the construction period with a fixed interest rate of approximately SOFR plus 1.0% to 1.2%. In connection with this construction financing arrangement, UNIFI has borrowed a total of $9,755 and transitioned $9,755 of completed asset costs to finance lease obligations as of June 29, 2025. No new borrowings occurred during fiscal 2025.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the following five fiscal years and thereafter.

	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Thereafter
ABL Revolver	$—	$—	$11,000	$—	$—	$—
2024 Facility	—	—	22,000	—	—	—
ABL Term Loan	9,200	9,200	48,600	—	—	—
Finance lease obligations	2,959	2,536	1,527	278	223	485
Total	$12,159	$11,736	$83,127	$278	$223	$485

13. Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	June 29, 2025	June 30, 2024
Nonqualified deferred compensation plan obligation	$2,402	$2,008
Uncertain tax positions	1,227	1,109
Other	260	390
Total other long-term liabilities	$3,889	$3,507

As further described in Note 10, “Other Non-Current Assets,” UNIFI maintains a nonqualified deferred compensation plan for certain key employees and reflects a long-term obligation for amounts due beyond 12 months.

Other primarily includes certain retiree and post-employment medical and disability liabilities.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

14. Income Taxes

Components of Loss Before Income Taxes

The components of loss before income taxes consist of the following:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
U.S.	$(27,131)	$(63,602)	$(63,773)
Foreign	8,502	18,065	18,330
Loss before income taxes	$(18,629)	$(45,537)	$(45,443)

Components of Provision for Income Taxes

Provision for income taxes consists of the following:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Current:
Federal	$—	$(2,860)	$309
State	3	203	(7)
Foreign	2,391	8,053	3,385
Total current tax expense	2,394	5,396	3,687
Deferred:
Federal	(112)	(123)	41
State	(50)	(162)	71
Foreign	(513)	(3,253)	(2,898)
Total deferred tax expense	(675)	(3,538)	(2,786)
Provision for income taxes	$1,719	$1,858	$901

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

Utilization of Net Operating Loss Carryforwards

Domestic deferred tax expense includes the utilization of federal net operating loss (“NOL”) carryforwards of $0, $0, and $200 for fiscal 2025, 2024, and 2023, respectively. Foreign deferred tax expense includes the utilization of NOL carryforwards of $941, $896, and $166 for fiscal 2025, 2024, and 2023, respectively. State deferred tax expense includes the utilization of NOL carryforwards of $1, $0, and $109 for fiscal 2025, 2024, and 2023, respectively.

Effective Tax Rate

Reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Federal statutory tax rate	21.0%	21.0%	21.0%
Change in valuation allowance	(27.3)	(24.6)	(30.8)
Foreign income taxed at different rates	(11.0)	(3.3)	(1.9)
Repatriation of foreign earnings and withholding taxes	(10.4)	(7.6)	(7.4)
Change in uncertain tax positions	(3.4)	(1.5)	(4.1)
Nondeductible expenses and other	(2.6)	(0.4)	(0.4)
Nondeductible compensation	(1.8)	(1.0)	(0.8)
Revaluation of deferred balances due to tax law changes	(1.6)	(0.1)	(0.1)
U.S. tax on GILTI	(1.5)	(2.4)	(1.5)
Nontaxable income	7.6	1.2	2.5
Foreign tax credits	6.5	3.0	2.3
Research and other business tax credits	5.1	2.7	3.6
Recovery of income taxes in Brazil	4.8	—	9.2
Tax on unremitted foreign earnings	3.2	3.4	3.0
Interest on income taxes	1.8	1.8	—
State income taxes, net of federal tax benefit	0.4	3.5	3.4
IRS RAR adjustment	—	0.2	—
Effective tax rate	(9.2)%	(4.1)%	(2.0)%

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Deferred Income Taxes

The significant components of UNIFI’s deferred tax assets and liabilities consist of the following:

	June 29, 2025	June 30, 2024
Deferred tax assets:
Capital loss carryforwards	$3,628	$16,442
NOL carryforwards	29,159	22,351
Tax credits	11,584	11,002
Research and development costs	12,191	11,845
Accrued compensation	2,174	1,575
Disallowed interest deduction carryforwards	5,895	3,939
Other items	4,531	4,564
Total gross deferred tax assets	69,162	71,718
Valuation allowance	(55,208)	(55,250)
Total deferred tax assets	13,954	16,468
Deferred tax liabilities:
PP&E	(7,792)	(10,624)
Unremitted earnings	(1,691)	(2,300)
Other	(160)	(21)
Total deferred tax liabilities	(9,643)	(12,945)
Net deferred tax assets	$4,311	$3,523

Deferred Income Taxes – Valuation Allowance

In assessing its ability to realize deferred tax assets, UNIFI considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. UNIFI considers the scheduled reversal of taxable temporary differences, taxable income in carryback years, cumulative losses in recent years, projected future taxable income, and tax planning strategies in making this assessment. Since UNIFI operates in multiple jurisdictions, the assessment is made on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on consideration of these items, management believes that UNIFI will be able to utilize a portion of foreign tax credits claimed by one of its non-U.S. subsidiaries in the foreseeable future, and has released $86 of the valuation allowance previously applied to this deferred tax asset. Management has also determined that there is not enough positive evidence to support the realization of its deferred income tax asset balances of its U.S. consolidated group and certain foreign subsidiaries, and that a full valuation allowance against these deferred tax assets is warranted as of June 29, 2025.

Components of UNIFI’s deferred tax valuation allowance are as follows:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Capital loss carryforwards	$(3,628)	$(16,442)	$(16,390)
NOL carryforwards and reversing temporary differences	(36,049)	(27,231)	(16,235)
Disallowed interest deduction carryforwards	(3,838)	(1,860)	—
Tax credits	(10,549)	(9,717)	(10,800)
Other deferred tax assets	(1,144)	—	(485)
Total deferred tax valuation allowance	$(55,208)	$(55,250)	$(43,910)

During fiscal 2025, UNIFI’s valuation allowance decreased by $42. The decrease was primarily driven by a decrease in the valuation allowance on capital loss carryforwards that were utilized or expired, which was partially offset by an increase in the valuation allowance on federal NOL and disallowed interest carryforwards.

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Unrecognized Tax Benefits

A reconciliation of beginning and ending gross amounts of unrecognized tax benefits is as follows:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Balance at beginning of year	$3,230	$4,353	$2,909
Gross increases related to tax positions in prior periods	266	1,145	1,481
Gross decreases related to tax positions in prior periods	(2)	(1,015)	(45)
Gross increases related to current period tax positions	300	300	8
Gross decreases related to settlements with tax authorities	—	(1,553)	—
Gross decreases related to lapse of applicable statute of limitations	(46)	—	—
Balance at end of year	$3,748	$3,230	$4,353

Unrecognized tax benefits would generate a favorable impact of $1,686 on UNIFI’s effective tax rate if recognized. UNIFI does not expect material changes in uncertain tax positions within the next 12 months. Expense (benefit) for interest and penalties recognized by UNIFI within the provision for income taxes was $120, $(657), and $400 for fiscal 2025, 2024, and 2023, respectively. UNIFI had $422, $302, and $959 accrued for interest and/or penalties related to uncertain tax positions as of June 29, 2025, June 30, 2024, and July 2, 2023, respectively.

Expiration of NOL Carryforwards and Tax Credit Carryforwards

As of June 29, 2025, UNIFI had U.S. federal capital loss carryforwards of $3,628, U.S. federal NOL carryforwards of $20,459, U.S. state NOL carryforwards of $4,317, and foreign NOL carryforwards of $3,264. The state NOL carryforwards begin expiring in varying amounts in fiscal 2027. As of June 29, 2025, UNIFI had the following carryforward attributes held outside of the U.S. consolidated tax filing group: U.S. federal NOL carryforwards of $521 and U.S. state NOL carryforwards of $565. The NOL carryforwards held outside of the U.S. consolidated tax filing group begin expiring in fiscal 2026. As of June 29, 2025, UNIFI had U.S. federal foreign tax credit carryforwards of $415 and foreign tax credit carryforwards in foreign jurisdictions of $2,407. The U.S. federal foreign tax credit carryforwards begin expiring in varying amounts in fiscal 2028. As of June 29, 2025, UNIFI had U.S. federal and state research and other business tax credit carryforwards of $8,762, which begin expiring in fiscal 2026. As of June 29, 2025, UNIFI had U.S. federal disallowed interest deduction carryforwards of $5,895.

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

The IRS generally has three years after an original return is filed to assess income taxes. Fiscal years 2022 through 2024 are subject to examination. Certain carryforward tax attributes generated in years prior remain subject to examination and could change in subsequent tax years.

UNIFI is also subject to examination by various state and international tax authorities. The tax years subject to examination vary by jurisdiction. The statute of limitations for material foreign jurisdictions is five years, therefore tax years 2020 through 2024 are open for examination. Statues related to material US state jurisdictions are open from filing dates of state tax returns ended on June 30, 2021. Certain carryforward tax attributes generated in years prior remain subject to examination and could change in subsequent tax years.

The IRS audit settlement opened the statute of limitations of certain US state jurisdictions for tax years adjusted by the IRS of fiscal 2014 through 2019.

Indefinite Reinvestment Assertion

UNIFI considers $42,505 of its unremitted foreign earnings to be permanently reinvested to fund working capital requirements and operations abroad, and has therefore not recognized a deferred tax liability for the estimated future taxes that would be incurred upon repatriation. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, UNIFI could be subject to additional tax liabilities of approximately $11,193.

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

The following table summarizes UNIFI’s repurchases and retirements of its common stock under the 2018 SRP for the fiscal periods noted:

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal 2019	—	$—	$50,000
Fiscal 2020	84	$23.72	$48,008
Fiscal 2021	—	$—	$48,008
Fiscal 2022	617	$14.84	$38,859
Fiscal 2023	—	$—	$38,859
Fiscal 2024	—	$—	$38,859
Fiscal 2025	—	$—	$38,859
Total	701	$15.90	$38,859

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

The following table provides information as of June 29, 2025 with respect to the number of securities remaining available for future issuance under the 2020 Plan, as amended:

Authorized under the 2020 Plan	850
Plus: Share reserve increase from the First Amendment	1,100
Plus: Awards expired, forfeited or otherwise terminated unexercised	375
Less: Awards granted to employees	(1,803)
Less: Awards granted to non-employee directors	(276)
Available for issuance under the 2020 Plan	246

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Stock Options

No stock options, other than those routinely issued under an existing employee stock purchase plan, as further described below, were issued in fiscal 2025, 2024, and 2023.

A summary of stock option activity for fiscal 2025 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2024	824	$14.44
Granted	—	$—
Exercised	—	$—
Cancelled or forfeited	(333)	$11.74
Expired	(18)	$26.38
Outstanding at June 29, 2025	473	$15.87	4.5	$—
Vested and expected to vest as of June 29, 2025	473	$15.87	4.5	$—
Exercisable at June 29, 2025	473	$15.87	4.5	$—

There was no unrecognized compensation cost at June 29, 2025, and stock option activity for fiscal 2025, 2024 and 2023 was insignificant.

Stock Units and Share Units

During fiscal 2025, 2024, and 2023, UNIFI granted 508, 349, and 186 restricted stock units (“RSUs”), respectively, to certain key employees. The employee RSUs are subject to a vesting restriction and convey no rights of ownership in shares of Company common stock until such employee RSUs have vested and been distributed to the grantee in the form of Company common stock. The employee RSUs vest over a three-year period and will be converted into an equivalent number of shares of Company common stock (for distribution to the grantee) on each vesting date, unless the grantee has elected to defer the receipt of the shares of stock until separation from service. UNIFI estimated the weighted average fair value of each employee RSU granted during fiscal 2025, 2024, and 2023 to be $6.85, $6.43, and $8.58, respectively.

During fiscal 2025, 2024, and 2023, UNIFI granted 71, 84, and 61 vested share units (“VSUs”), respectively, to UNIFI’s non-employee directors. The VSUs became fully vested on the grant date but convey no rights of ownership in shares of Company common stock until such VSUs have been distributed to the grantee in the form of Company common stock. If a grantee defers his or her distribution, the VSUs are converted into an equivalent number of shares of Company common stock and distributed to the grantee following the grantee’s termination of service as a member of the Board. UNIFI estimated the fair value of each VSU granted during fiscal 2025, 2024, and 2023 to be $6.85, $6.71, and $9.51, respectively.

During fiscal 2025, 2024, and 2023, UNIFI granted 189, 212, and 150 performance share units (“PSUs”), respectively, to certain key employees. The employee PSUs are subject to a performance-based vesting restriction and convey no rights of ownership in shares of Company common stock until such employee PSUs have vested and been distributed to the grantee in the form of Company common stock. Consistent with the vesting provisions of each PSU, between 50% and 300% of the PSUs become vested, if at all, on the date that the associated performance metric is achieved, and will be converted into shares of Company common stock (for distribution to the grantee) on each vesting date, unless the grantee has elected to defer the receipt of the shares of stock until separation from service. The percentage of PSUs that vest is based on the metric achieved on the vesting date compared to the targeted metric defined in the award agreement. UNIFI estimated the weighted average fair value of each PSU granted during fiscal 2025, 2024, and 2023 to be $6.94, $6.47, and $8.43, respectively.

UNIFI estimates the fair value of RSUs, VSUs, and PSUs based on the market price of UNIFI’s common stock at the award grant date. A summary of RSU, VSU and PSU activity for fiscal 2025 is as follows:

	Non-vested	Weighted Average Grant Date Fair Value	Vested	Total	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2024	729	$7.80	315	1,044	$10.63
Granted	768	$6.87	—	768	$6.87
Vested	(214)	$9.42	214	—	$—
Converted	—	$—	(126)	(126)	$9.51
Cancelled or forfeited	(155)	$8.03	—	(155)	$8.03
Outstanding at June 29, 2025	1,128	$6.83	403	1,531	$9.10

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

At June 29, 2025, the number of PSUs, RSUs, and VSUs vested and expected to vest was 1,362, with an aggregate intrinsic value of $7,139. There were no vested PSUs at June 29, 2025. The aggregate intrinsic value of the 403 vested RSUs and VSUs at June 29, 2025 was $2,113.

The unrecognized compensation cost related to the unvested PSUs and RSUs at June 29, 2025 was $3,574, which is expected to be recognized over a weighted average period of 1.6 years.

For fiscal 2025, 2024, and 2023, the total intrinsic value of RSUs and VSUs converted was $731, $978, and $882, respectively. The tax benefit realized from the conversion of RSUs was $171, $232, and $165 for fiscal 2025, 2024, and 2023, respectively.

Employee Stock Purchase Plan

On October 27, 2021, Unifi, Inc.’s shareholders approved the Unifi, Inc. Employee Stock Purchase Plan (the “ESPP”), under which an aggregate of 100 shares of Company common stock have been authorized and reserved for issuance pursuant to the ESPP. The ESPP permits employees to purchase common stock through payroll deductions at 85 percent of the fair market value of Company common stock on a quarterly basis. For fiscal 2025, 2024 and 2023, 12, 12, and 6 shares of common stock were purchased under the ESPP, respectively. As of June 29, 2025, 70 shares were available for purchase under the ESPP.

Stock-based compensation expense associated with options granted under the ESPP is measured at the grant date based on the fair value of the award, which is equal to the purchase discount, and is recognized over the service period (generally the vesting period) on a straight-line basis.

Summary

The total cost related to all stock-based compensation was as follows:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Stock options	$90	$157	$575
PSUs, RSUs and VSUs	3,162	1,856	2,120
ESPP	8	11	11
Total compensation cost	$3,260	$2,024	$2,706

In each of fiscal 2025, 2024, and 2023, UNIFI issued 0, 7, and 12 shares of common stock for $0, $50, and $110 of expense, respectively, in connection with Board compensation.

The total income tax benefit recognized for stock-based compensation was $585, $366, and $377 for fiscal 2025, 2024, and 2023, respectively.

As of June 29, 2025, total unrecognized compensation costs related to all unvested stock-based compensation arrangements were $3,574. The weighted average period over which these costs are expected to be recognized is 1.6 years.

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

The following table presents the employer matching contribution expense related to the 401(k) Plan:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Matching contribution expense	$2,888	$2,787	$2,967

Non-qualified Deferred Compensation Plan

The DCP, established in fiscal 2022, is an unfunded non-qualified deferred compensation plan in which certain key employees are eligible to participate. Under the DCP, participants may elect to defer all or a portion of their annual cash incentive compensation to their account. The deferred amounts are paid in accordance with each participant’s elections. In addition to elective deferrals, the DCP assumed the obligations of the SERP, which includes amounts credited to eligible employees’ accounts based on a percentage of their annual base compensation. Amounts due within the next operating cycle are reflected in Other current liabilities and the remaining DCP obligation is reflected in Other long-term liabilities. The total DCP obligation as of June 29, 2025 and June 30, 2024, was $2,432 and $3,096, respectively.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

18. Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

Accumulated Other Comprehensive Loss
Balance at July 3, 2022	$(59,605)
Foreign currency translation gain	5,714
Balance at July 2, 2023	$(53,891)

Foreign currency translation loss	(14,898)
Balance at June 30, 2024	$(68,789)

Foreign currency translation gain	3,280
Balance at June 29, 2025	$(65,509)

19. Computation of Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Basic EPS
Net loss	$(20,348)	$(47,395)	$(46,344)
Weighted average common shares outstanding	18,314	18,154	18,037
Basic EPS	$(1.11)	$(2.61)	$(2.57)
Diluted EPS
Net loss	$(20,348)	$(47,395)	$(46,344)
Weighted average common shares outstanding	18,314	18,154	18,037
Net potential common share equivalents	—	—	—
Adjusted weighted average common shares outstanding	18,314	18,154	18,037
Diluted EPS	$(1.11)	$(2.61)	$(2.57)
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	858	491	—
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	—	333	333

The calculation of earnings per common share is based on the weighted average number of UNIFI’s common shares outstanding for the applicable period. The calculation of diluted earnings per common share presents the effect of all potential dilutive common shares that were outstanding during the respective period, unless the effect of doing so is anti-dilutive.

20. Restructuring Costs

On February 3, 2025, UNIFI announced the pending closure of a manufacturing facility in Madison, North Carolina, and a plan to transition the associated manufacturing operations to other production facilities in North and Central America. In the fourth quarter of fiscal 2025, UNIFI sold the Madison, North Carolina facility, as well as certain machinery and equipment located thereon, for a cash purchase price of $45,000 ("Madison Sale"). The net proceeds of the Madison Sale were used to repay a portion of the principal balance of the term loan and revolving credit facility outstanding under the 2022 Credit Agreement.

As part of the Madison Sale, there is an amendment to the purchase agreement for the potential payment of deferred compensation to UNIFI in the amount of (i) $8,000, if certain energy supply conditions are met within two years of closing, (ii) $5,000, if the same conditions are not met within two years of closing but are met within three years of closing, and (iii) up to $5,000, if certain additional energy conditions beyond those referred to in (i) and (ii) are met within four years of closing. No amounts related to the future occurrence of these events have been recorded in the Consolidated Financial Statements as of June 29, 2025.

During fiscal 2025, UNIFI incurred transition costs related to the consolidation of Americas yarn manufacturing operations discussed above for facility closure and equipment relocation costs including asset impairments and disposals, deposits for texturing machinery forfeitures and employee retention or separation costs that were recorded within Restructuring costs in the Consolidated Statements of Operations. UNIFI expects that these restructuring charges, other than any asset impairment or losses from disposal, will consist of cash payments, which are anticipated to continue through the end of calendar year 2025.

In fiscal 2024, UNIFI initiated the Profitability Improvement Plan intended to lower operating expenses for both production and administrative activities.

The restructuring expenses incurred in all periods primarily impacted the Americas Segment.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

A summary of the restructuring activities consists of the following:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Facility closure and equipment relocation costs	$5,896	$—	$—
Employee separation or retention costs	1,580	2,351	—
Forfeiture of deposits for texturing machinery	1,448	—	—
Dissolution of joint venture	—	2,750	—
Restructuring costs	8,924	5,101	—

Cash payments	5,527	4,456	—
Non-cash charges	3,753	—	—
Ending Liability	289	645	—

UNIFI estimates that it will incur an additional $2,000 to $4,000 of additional restructuring costs over the next 3 to 6 months related to the closure of the Madison, North Carolina facility.

21. Other Operating Expense, Net

Other operating expense, net primarily consists of the following:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Foreign currency transaction losses (gains)	$323	$376	$(1,104)
Impairment for asset abandonment (1)	—	—	8,247
Contract modification costs (2)	—	—	623
Other, net	(69)	295	(188)
Other operating expense, net	$254	$671	$7,578

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

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Unconditional Obligations

UNIFI is a party to unconditional obligations for certain utility and other purchase or service commitments. These commitments are non-cancelable, have remaining terms in excess of one year, and qualify as normal purchases.

On a fiscal year basis, the minimum payments expected to be made as part of such commitments are as follows:

	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Thereafter
Unconditional purchase obligations	$6,037	$4,826	$2,217	$2,018	$1,998	$—
Unconditional service obligations	2,334	1,008	842	672	672	—
Total unconditional obligations	$8,371	$5,834	$3,059	$2,690	$2,670	$—

For fiscal 2025, 2024, and 2023 total costs incurred under these commitments consist of the following:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Costs for unconditional purchase obligations	$28,649	$26,389	$23,567
Costs for unconditional service obligations	1,044	1,134	1,158
Total	$29,693	$27,523	$24,725

23. Related Party Transactions

Related party balances and transactions are not material to the consolidated financial statements and, accordingly, are not presented separately from other financial statement captions.

There were no related party receivables as of June 29, 2025 and June 30, 2024, and there were no revenues derived from related parties in the current and prior two fiscal years.

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

Related party payables for Salem Leasing Corporation consist of the following:

	June 29, 2025	June 30, 2024
Accounts payable	$293	$464
Operating lease obligations	113	301
Finance lease obligations	2,665	2,374
Total related party payables	$3,071	$3,139

Related party transactions for the current and prior two fiscal years consist of the matters in the table below:

Affiliated Entity	Transaction Type	Fiscal 2025	Fiscal 2024	Fiscal 2023
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$4,354	$4,647	$4,568

As discussed in Note 12, "Long-Term Debt", UNIFI entered into the 2024 Facility in October 2024 which was collateralized by personal assets of a board member. During the six-month period ended June 29, 2025, UNIFI borrowed $22,000 on the 2024 Facility and used the proceeds to reduce the outstanding ABL Revolver balance.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

24. Business Segment Information

UNIFI defines operating segments as components of the organization for which discrete financial information is available and operating results are evaluated on a regular basis by UNIFI’s chief executive officer, who is the chief operating decision maker (the “CODM”), in order to assess performance and allocate resources. Characteristics of UNIFI which were relied upon in making the determination of reportable segments include the nature of the products sold, the internal organizational structure, the trade policies in the geographic regions in which UNIFI operates, and the information that is regularly provided to and reviewed by the CODM for the purpose of assessing performance and allocating resources.

UNIFI's three reportable segments are organized as follows:

•
The operations within the Americas Segment exhibit similar long-term economic characteristics and primarily sell into an economic trading zone covered by the United States-Mexico-Canada Agreement and the Dominican Republic-Central America Free Trade Agreement to similar customers utilizing similar methods of distribution. These operations derive revenues primarily from manufacturing recycled and synthetic textile products with sales primarily to yarn manufacturers, knitters, and weavers that produce yarn and/or fabric for the apparel, hosiery, automotive, home furnishings, industrial, medical, and other end-use markets principally in North and Central America. The Americas Segment consists of sales and manufacturing operations in the U.S., El Salvador, and Colombia.
•
The Brazil Segment primarily manufactures and sells recycled and synthetic textile products to knitters and weavers that produce fabric for the apparel, home furnishings, automotive, industrial, and other end-use markets principally in Brazil. The Brazil Segment includes a manufacturing location and sales offices in Brazil.
•
The operations within the Asia Segment exhibit similar long-term economic characteristics and sell to similar customers utilizing similar methods of distribution primarily in Asia and Europe. The Asia Segment primarily sources recycled and synthetic textile products from third-party suppliers and sells to yarn manufacturers, knitters, and weavers principally in Asia and Europe that produce fabric for the apparel, automotive, home furnishings, industrial, and other end-use markets. The Asia Segment includes sales offices in China, Turkey, Hong Kong, and India.

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

Selected financial information is presented below:

	Fiscal 2025
	Americas	Brazil	Asia	Total
Net sales	$347,931	$118,726	$104,687	$571,344
Cost of sales	368,148	102,699	92,079	562,926
Gross (loss) profit	(20,217)	16,027	12,608	8,418
Segment depreciation expense	21,003	2,771	57	23,831
Segment Profit	$786	$18,798	$12,665	$32,249

	Fiscal 2024
	Americas	Brazil	Asia	Total
Net sales	$344,256	$117,783	$120,170	$582,209
Cost of sales	361,886	103,028	100,679	565,593
Gross (loss) profit	(17,630)	14,755	19,491	16,616
Segment depreciation expense	22,154	3,257	10	25,421
Segment Profit	$4,524	$18,012	$19,501	$42,037

	Fiscal 2023
	Americas	Brazil	Asia	Total
Net sales	$389,662	$119,062	$114,803	$623,527
Cost of sales	404,321	106,900	98,065	609,286
Gross (loss) profit	(14,659)	12,162	16,738	14,241
Segment depreciation expense	22,044	2,035	—	24,079
Segment Profit	$7,385	$14,197	$16,738	$38,320

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The reconciliations of segment gross profit to consolidated loss before income taxes are as follows:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Americas	$(20,217)	$(17,630)	$(14,659)
Brazil	16,027	14,755	12,162
Asia	12,608	19,491	16,738
Segment gross profit	8,418	16,616	14,241
SG&A	49,005	46,632	47,345
(Benefit) provision for bad debts	(166)	1,571	(89)
Restructuring costs	8,924	5,101	—
(Gain) loss on sale of assets	(40,079)	62	278
Other operating expense, net	254	671	7,578
Operating loss	(9,520)	(37,421)	(40,871)
Interest income	(888)	(2,136)	(2,109)
Interest expense	9,520	9,862	7,577
Equity in loss (earnings) of unconsolidated affiliates	477	390	(896)
Loss before income taxes	$(18,629)	$(45,537)	$(45,443)

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Americas	$21,003	$22,154	$22,044
Brazil	2,771	3,257	2,035
Asia	57	10	—
Segment depreciation expense	23,831	25,421	24,079
Other depreciation and amortization expense	1,453	2,248	3,107
Depreciation and amortization expense	$25,284	$27,669	$27,186

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Americas	$8,592	$8,843	$25,943
Brazil	1,642	1,815	10,244
Asia	67	247	41
Segment capital expenditures	10,301	10,905	36,228
Other capital expenditures	187	284	206
Capital expenditures	$10,488	$11,189	$36,434

The reconciliations of segment total assets to consolidated total assets are as follows:

	June 29, 2025	June 30, 2024
Americas	$271,230	$300,977
Brazil	99,477	96,728
Asia	35,413	44,956
Segment total assets	406,120	442,661
Other current assets	2,911	5,480
Other PP&E	11,887	12,501
Other operating lease assets	937	1,522
Other non-current assets	3,862	5,477
Investments in unconsolidated affiliates	1,151	1,603
Total assets	$426,868	$469,244

Geographic Data

Net Sales	Fiscal 2025	Fiscal 2024	Fiscal 2023
U.S.	$309,752	$314,027	$355,197
Brazil	118,726	117,783	119,061
China	99,475	112,650	100,183
Remaining Foreign Countries	43,391	37,749	49,086
Total	$571,344	$582,209	$623,527

Export sales from UNIFI’s U.S. operations to external customers	$67,892	$65,666	$52,051

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The net sales amounts are based on the operating locations from where the items were produced or distributed.

Long-Lived Assets	June 29, 2025	June 30, 2024
U.S.	$146,017	$167,134
Brazil	24,305	30,569
China	1,458	1,375
Remaining Foreign Countries	13,926	15,841
Total	$185,706	$214,919

Long-lived assets are comprised of PP&E, net; operating lease assets; intangible assets, net; investments in unconsolidated affiliates; and other non-current assets.

25. Quarterly Results (Unaudited)

Quarterly financial data and selected highlights are as follows:

	For the Fiscal Quarter Ended
	September 29, 2024	December 29, 2024	March 30, 2025	June 29, 2025
Net sales (1)	$147,372	$138,880	$146,557	$138,535
Gross profit (loss) (2)	9,458	534	(445)	(1,129)
Net (loss) income (3)	(7,632)	(11,392)	(16,794)	15,470
Net (loss) income per common share:
Basic (4)	$(0.42)	$(0.62)	$(0.92)	$0.84
Diluted (4)	$(0.42)	$(0.62)	$(0.92)	$0.82

	For the Fiscal Quarter Ended
	October 1, 2023	December 31, 2023	March 31, 2024	June 30, 2024
Net sales (5)	$138,844	$136,917	$148,996	$157,452
Gross (loss) profit (6)	(575)	1,636	4,764	10,791
Net loss (7)	(13,270)	(19,846)	(10,295)	(3,984)
Net loss per common share:
Basic (4)	$(0.73)	$(1.10)	$(0.57)	$(0.22)
Diluted (4)	$(0.73)	$(1.10)	$(0.57)	$(0.22)

(1)
Net sales for fiscal 2025 includes lower volumes in the Americas and Asia Segments.

(2)
Gross profit (loss) for our domestic operations for all fiscal quarters of fiscal 2025 was impacted by softer sales and profitability in the Asia Segment and transition costs in the Americas Segment.

(3)
Net (loss) income for our domestic operations for all fiscal quarters of fiscal 2025 includes the adverse pressures on gross profit (loss) which included transition costs. In the fourth quarter of fiscal 2025, UNIFI recorded a gain of $35,807 related the sale of a manufacturing facility.

(4)
(Loss) income per share is computed independently for each of the periods presented. The sum of the loss per share amounts for the fiscal quarters may not equal the total for the fiscal year.
(5)
Net sales for fiscal 2024 includes lower volumes in the Americas and Asia Segments as a result of lower global demand in connection with inventory destocking efforts of major brands and retailers.

(6)
Gross (loss) profit for our domestic operations for all fiscal quarters of fiscal 2024 was impacted by higher manufacturing costs and lower conversion margins.

(7)
Net loss for our domestic operations for all fiscal quarters of fiscal 2024 includes the adverse pressures on gross (loss) profit. Net loss for fiscal 2024 includes both a loss on dissolution of a joint venture and severance costs.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

26. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Interest, net of capitalized interest of $150, $196, and $530, respectively	$9,613	$9,524	$5,820
Income taxes, net of refunds	3,492	5,758	6,069

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds.

Non-Cash Investing and Financing Activities

As of June 29, 2025, June 30, 2024, and July 2, 2023, $676, $879, and $1,137, respectively, were included in accounts payable for unpaid capital expenditures.

During fiscal years ended June 29, 2025, June 30, 2024, and July 2, 2023, UNIFI recorded non-cash activity relating to finance leases of $1,716, $1,633, and $5,629, respectively.

In connection with the commencement of the 2022 Credit Agreement in October 2022, $52,500 of borrowings outstanding on the revolving credit facility were transferred to the term loan, such that revolver borrowings were reduced by $52,500 and term loan borrowings were increased by $52,500 with no flow of cash.