Form 10-Q
period 2025-09-28
UNIFI INC
filed 2025-11-05
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2025

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

As of November 3, 2025, there were 18,360,663 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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
•
changes in the trade regulatory environment, governmental policies and legislation (e.g., tariffs) and sustained disruption of government operations;
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
•
the impact of tax laws, the judicial or administrative interpretations of tax laws, and/or changes in such laws or interpretations; and
•
other factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2025 or in the Company’s other periodic reports and information filed with the Securities and Exchange Commission (the “SEC”).

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

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2025

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 28, 2025	June 29, 2025
ASSETS
Cash and cash equivalents	$20,555	$22,664
Receivables, net	76,856	75,383
Inventories	124,405	122,929
Income taxes receivable	4,090	5,429
Other current assets	7,456	9,222
Total current assets	233,362	235,627
Property, plant and equipment, net	172,094	172,923
Operating lease assets	8,150	7,879
Deferred income taxes	5,945	5,535
Other non-current assets	5,078	4,904
Total assets	$424,629	$426,868

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$33,558	$37,468
Income taxes payable	325	49
Current operating lease liabilities	2,556	2,368
Current portion of long-term debt	12,720	12,159
Other current liabilities	15,886	18,899
Total current liabilities	65,045	70,943
Long-term debt	107,516	95,727
Non-current operating lease liabilities	5,686	5,614
Deferred income taxes	1,172	1,224
Other long-term liabilities	4,116	3,889
Total liabilities	183,535	177,397

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,360,663 and 18,360,663 shares issued and outstanding as of September 28, 2025 and June 29, 2025, respectively)	1,836	1,836
Capital in excess of par value	74,896	74,095
Retained earnings	227,692	239,049
Accumulated other comprehensive loss	(63,330)	(65,509)
Total shareholders’ equity	241,094	249,471
Total liabilities and shareholders’ equity	$424,629	$426,868

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended
	September 28, 2025	September 29, 2024
Net sales	$135,674	$147,372
Cost of sales	132,287	137,914
Gross profit	3,387	9,458
Selling, general and administrative expenses	11,948	11,842
(Benefit) provision for bad debts	(69)	312
Restructuring costs	1,068	—
Other operating expense, net	70	520
Operating loss	(9,630)	(3,216)
Interest income	(375)	(257)
Interest expense	2,003	2,507
Equity in earnings of unconsolidated affiliate	(97)	(11)
Loss before income taxes	(11,161)	(5,455)
Provision for income taxes	196	2,177
Net loss	$(11,357)	$(7,632)

Net loss per common share:
Basic	$(0.62)	$(0.42)
Diluted	$(0.62)	$(0.42)

Comprehensive loss:

	For the Three Months Ended
	September 28, 2025	September 29, 2024
Net loss	$(11,357)	$(7,632)
Other comprehensive income:
Foreign currency translation adjustments	2,179	3,488
Other comprehensive income	2,179	3,488
Comprehensive loss	$(9,178)	$(4,144)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 29, 2025	18,361	$1,836	$74,095	$239,049	$(65,509)	$249,471
Stock-based compensation	—	—	801	—	—	801
Other comprehensive income, net of tax	—	—	—	—	2,179	2,179
Net loss	—	—	—	(11,357)	—	(11,357)
Balance at September 28, 2025	18,361	$1,836	$74,896	$227,692	$(63,330)	$241,094

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2024	18,252	$1,825	$70,952	$259,397	$(68,789)	$263,385
Options exercised	5	1	32	—	—	33
Stock-based compensation	—	—	435	—	—	435
Other comprehensive income, net of tax	—	—	—	—	3,488	3,488
Net loss	—	—	—	(7,632)	—	(7,632)
Balance at September 29, 2024	18,257	$1,826	$71,419	$251,765	$(65,301)	$259,709

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	September 28, 2025	September 29, 2024
Cash and cash equivalents at beginning of period	$22,664	$26,805
Operating activities:
Net loss	(11,357)	(7,632)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in earnings of unconsolidated affiliate	(97)	(11)
Depreciation and amortization expense	5,977	6,547
Non-cash compensation expense	801	435
Deferred income taxes	(372)	344
Other, net	182	80
Changes in assets and liabilities:
Receivables, net	(900)	2,221
Inventories	(678)	(12,851)
Other current assets	1,835	(1,091)
Income taxes	1,767	(462)
Accounts payable and other current liabilities	(6,184)	(460)
Other, net	106	46
Net cash used by operating activities	(8,920)	(12,834)

Investing activities:
Capital expenditures	(2,029)	(2,018)
Proceeds from the sale of assets	23	—
Net cash used by investing activities	(2,006)	(2,018)

Financing activities:
Proceeds from ABL Revolver	51,900	47,500
Payments on ABL Revolver	(40,300)	(43,000)
Payments on ABL Term Loan	(2,300)	(2,300)
Payments on finance lease obligations	(668)	(808)
Other, net	—	(162)
Net cash provided by financing activities	8,632	1,230

Effect of exchange rate changes on cash and cash equivalents	185	520
Net decrease in cash and cash equivalents	(2,109)	(13,102)
Cash and cash equivalents at end of period	$20,555	$13,703

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

2. Basis of Presentation; Condensed Notes

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. As contemplated by the instructions of the SEC to Form 10-Q, the following notes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to UNIFI’s year-end audited consolidated financial statements and related notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended June 29, 2025 (the “2025 Form 10-K”).

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

The fiscal quarter for each of Unifi, Inc., its primary domestic operating subsidiaries and its subsidiary in El Salvador ended on September 28, 2025. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal quarters ended on September 30, 2025. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ fiscal quarters end. The three-month periods ended September 28, 2025 and September 29, 2024 both consisted of 13 weeks.

3. Recent Accounting Pronouncements

Issued and Pending Adoption

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU No. 2024-03 does not change or remove existing expense disclosure requirements but requires disaggregated disclosures about certain expense categories and captions, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. This ASU will become effective for UNIFI's fiscal 2028 and in the first quarter of fiscal 2029 for interim reporting, with retrospective application permitted. UNIFI is currently evaluating the impact on the Company's disclosures on its consolidated financial statements.

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

Based on UNIFI’s review of ASUs issued since the filing of the 2025 Form 10-K, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on UNIFI’s consolidated financial statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Revenue

The following tables present net sales disaggregated by (i) classification of customer type and (ii) REPREVE® Fiber sales:

Third-Party Manufacturer

	For the Three Months Ended
	September 28, 2025	September 29, 2024
Third-party manufacturer	$134,735	$146,219
Service	939	1,153
Net sales	$135,674	$147,372

	For the Three Months Ended
	September 28, 2025	September 29, 2024
REPREVE® Fiber	$39,272	$44,742
All other products and services	96,402	102,630
Net sales	$135,674	$147,372

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

5. Long-Term Debt

Debt Obligations

The following table and narrative presents the detail of UNIFI’s debt obligations. Capitalized terms not otherwise defined within this Note shall have the meanings attributed to them in the Second Amended and Restated Credit Agreement, dated as of October 28, 2022 (the “2022 Credit Agreement”) as amended.

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	September 28, 2025	September 28, 2025	June 29, 2025
ABL Revolver	October 2027	7.0%	$22,600	$11,000
2024 Facility	October 2027	5.0%	22,000	22,000
ABL Term Loan	October 2027	6.4%	64,700	67,000
Finance lease obligations	(1)	4.8%	11,045	8,008
Total debt			120,345	108,008
Current portion of ABL Term Loan			(9,200)	(9,200)
Current portion of finance lease obligations			(3,520)	(2,959)
Unamortized debt issuance costs			(109)	(122)
Total long-term debt			$107,516	$95,727

(1)
Scheduled maturity dates for finance lease obligations range from November 2026 to October 2032.

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

On October 25, 2024, UNIFI entered into a new credit agreement with Wells Fargo Bank, National Association for a $25,000 revolving credit facility (the “2024 Facility”). The maturity date of the 2024 Facility is the earlier of (i) October 28, 2027 and (ii) the termination or refinancing of the 2022 Credit Agreement. The 2024 Facility is deemed unsecured financing for UNIFI, but is collateralized by certain assets pledged by related party Kenneth G. Langone, one of the members of UNIFI's Board of Directors. Borrowings under the 2024 Facility bear interest at a rate of SOFR plus 0.90%. The 2024 Facility contains no additional financial covenants beyond those already in effect for the 2022 Credit Agreement and is subject to a monthly unused line fee of 0.25% on available borrowing capacity. On January 2, 2025, UNIFI borrowed $22,000 against the 2024 Facility and used the proceeds to reduce the outstanding ABL Revolver balance. There was no impact to debt principal from these transactions.

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

6. Income Taxes

The provision for income taxes and effective tax rate were as follows:

	For the Three Months Ended
	September 28, 2025	September 29, 2024
Provision for income taxes	$196	$2,177
Effective tax rate	(1.8)%	(39.9)%

Income Tax Expense

UNIFI’s provision for income taxes for the three months ended September 28, 2025 and September 29, 2024 was calculated by applying the estimated annual effective tax rate to year-to-date pre-tax book income and adjusting for discrete items that occurred during the period.

The effective tax rate for the three months ended September 28, 2025 and September 29, 2024 varied from the U.S. federal statutory rate primarily due to the U.S. generated losses for which UNIFI does not expect to realize a future tax benefit.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 (“Act”), making significant changes to the U.S. corporate income tax system. Based on current analysis of the Act, UNIFI does not expect these tax law changes to have a material impact on its financial statements given the current valuation allowance; however, UNIFI will continue to evaluate their impact as further information becomes available. UNIFI has reflected the impact of the enacted provisions in the three months ended September 28, 2025.

Unrecognized Tax Benefits

UNIFI regularly assesses the outcomes of both completed and ongoing examinations to ensure that its provision for income taxes is sufficient. Certain returns that remain open to examination have utilized carryforward tax attributes generated in prior tax years, including net operating losses, which could potentially be revised upon examination.

7. Shareholders’ Equity

On October 31, 2018, UNIFI announced that the Company's Board of Directors approved a share repurchase program (the “2018 SRP”) under which UNIFI is authorized to acquire up to $50,000 of its common stock. The share repurchase authorization is discretionary and has no expiration date. No shares have been repurchased in fiscal 2025 and 2026 and $38,859 remains available for repurchase.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Stock-Based Compensation

On October 28, 2025, UNIFI's shareholders approved a Second Amendment (the “Second Amendment”) to the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (the “2020 Plan”). The 2020 Plan set the initial number of shares available for future issuance (“share reserve”) pursuant to awards granted under the 2020 Plan to 850. In October 2023, the 2020 Plan was amended to increase the reserve by 1,100 shares and the Second Amendment added an additional 1,240 shares to the share reserve. No additional awards can be granted under prior plans; however, awards outstanding under a respective prior plan remain subject to that plan’s provisions.

9. Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended
	September 28, 2025	September 29, 2024
Net loss	$(11,357)	$(7,632)
Basic weighted average shares	18,361	18,255
Net potential common share equivalents	—	—
Diluted weighted average shares	18,361	18,255
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	651	478
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	—	333

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

There were no related party receivables as of September 28, 2025 and June 29, 2025.

Related party payables for Salem Leasing Corporation consisted of the following:

	September 28, 2025	June 29, 2025
Accounts payable	$144	$293
Operating lease obligations	68	113
Finance lease obligations	6,404	2,665
Total related party payables	$6,616	$3,071

The following were the Company’s significant related party transactions:

		For the Three Months Ended
Affiliated Entity	Transaction Type	September 28, 2025	September 29, 2024
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$1,135	$1,161

As discussed in Note 5, “Long-Term Debt”, UNIFI entered into the 2024 Facility in October 2024 which was collateralized by personal assets of a board member. During the three-month period ended September 29, 2024, UNIFI borrowed $22,000 on the 2024 Facility and used the proceeds to reduce the outstanding ABL Revolver balance.

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

Selected financial information is presented below:

	For the Three Months Ended September 28, 2025
	Americas	Brazil	Asia	Total
Net sales	$85,196	$28,761	$21,717	$135,674
Cost of sales	86,908	26,100	19,279	132,287
Gross (loss) profit	(1,712)	2,661	2,438	3,387
Segment depreciation expense	4,877	783	14	5,674
Segment Profit	$3,165	$3,444	$2,452	$9,061

	For the Three Months Ended September 29, 2024
	Americas	Brazil	Asia	Total
Net sales	$86,283	$34,310	$26,779	$147,372
Cost of sales	87,661	26,373	23,880	137,914
Gross (loss) profit	(1,378)	7,937	2,899	9,458
Segment depreciation expense	5,410	741	17	6,168
Segment Profit	$4,032	$8,678	$2,916	$15,626

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The reconciliations of segment gross profit to consolidated loss before income taxes are as follows:

	For the Three Months Ended
	September 28, 2025	September 29, 2024
Americas	$(1,712)	$(1,378)
Brazil	2,661	7,937
Asia	2,438	2,899
Segment gross profit	3,387	9,458
Selling, general and administrative expenses	11,948	11,842
(Benefit) provision for bad debts	(69)	312
Restructuring costs	1,068	—
Other operating expense, net	70	520
Operating loss	(9,630)	(3,216)
Interest income	(375)	(257)
Interest expense	2,003	2,507
Equity in earnings of unconsolidated affiliate	(97)	(11)
Loss before income taxes	$(11,161)	$(5,455)

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	For the Three Months Ended
	September 28, 2025	September 29, 2024
Americas	$4,877	$5,410
Brazil	783	741
Asia	14	17
Segment depreciation expense	5,674	6,168
Other depreciation and amortization expense	303	379
Depreciation and amortization expense	$5,977	$6,547

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Three Months Ended
	September 28, 2025	September 29, 2024
Americas	$1,325	$1,736
Brazil	677	195
Asia	4	58
Segment capital expenditures	2,006	1,989
Other capital expenditures	23	29
Capital expenditures	$2,029	$2,018

The reconciliations of segment total assets to consolidated total assets are as follows:

	September 28, 2025	June 29, 2025
Americas	$270,158	$271,230
Brazil	96,941	99,477
Asia	32,355	35,413
Segment total assets	399,454	406,120
Other current assets	3,382	2,911
Other PP&E	15,262	11,887
Other operating lease assets	787	937
Other non-current assets	4,477	3,862
Investment in unconsolidated affiliate	1,267	1,151
Total assets	$424,629	$426,868

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Geographic Data

	For the Three Months Ended
Net Sales	September 28, 2025	September 29, 2024
U.S.	$75,906	$77,630
Brazil	28,761	34,310
China	21,640	26,019
Remaining Foreign Countries	9,367	9,413
Total	$135,674	$147,372

Export sales from UNIFI’s U.S. operations to external customers	$12,644	$19,835

The net sales amounts are based on the operating locations from where the items were produced or distributed.

Long-Lived Assets	September 28, 2025	June 29, 2025
U.S.	$145,084	$146,017
Brazil	24,919	24,305
China	1,532	1,458
Remaining Foreign Countries	13,787	13,926
Total	$185,322	$185,706

Long-lived assets are comprised of PP&E, net; operating lease assets; intangible assets, net; investments in unconsolidated affiliates; and other non-current assets.

13. Investment in Unconsolidated Affiliate

Included within Other non-current assets is UNIFI’s investment in unconsolidated affiliate: UNF America LLC (“UNFA”).

UNIFI’s raw material purchases under its supply agreement with UNFA consisted of the following:

	For the Three Months Ended
	September 28, 2025	September 29, 2024
UNFA	$4,421	$3,689

As of September 28, 2025, UNIFI’s open purchase orders related to this supply agreement were $2,115. As of September 28, 2025 and June 29, 2025, UNIFI had accounts payable due to UNFA of $2,035 and $1,368, respectively.

Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to UNFA. As of September 28, 2025 and June 29, 2025, UNIFI’s investment in UNFA was $1,267 and $1,151, respectively. There have been no significant changes in the condensed balance sheet and income statement information for UNFA as previously disclosed in the 2025 Form 10-K.

14. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Three Months Ended
	September 28, 2025	September 29, 2024
Interest, net of capitalized interest of $4 and $38, respectively	$1,845	$2,368
Income tax payments, net	570	2,558

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds.

Non-Cash Investing and Financing Activities

As of September 28, 2025 and June 29, 2025, $417 and $676, respectively, were included in accounts payable for unpaid capital expenditures. As of September 29, 2024 and June 30, 2024, $772 and $879, respectively, were included in accounts payable for unpaid capital expenditures.

During the three-months ended September 28, 2025 and September 29, 2024, UNIFI recorded non-cash activity relating to finance leases of $3,705 and $0, respectively.

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

As part of the Madison Sale, there is an amendment to the purchase agreement for the potential payment of deferred compensation to UNIFI in the amount of (i) $8,000, if certain energy supply conditions are met within two years of closing, (ii) $5,000, if the same conditions are not met within two years of closing but are met within three years of closing, and (iii) up to $5,000, if certain additional energy conditions beyond those referred to in (i) and (ii) are met within four years of closing. The maximum potential future payment to UNIFI is $13,000. No amounts related to the future occurrence of these events have been recorded in the Consolidated Financial Statements as of September 28, 2025.

During the three-months ended September 28, 2025, UNIFI incurred transition costs related to the consolidation of Americas yarn manufacturing operations discussed above for facility closure and equipment relocation costs including asset impairments and disposals and employee separation costs that were recorded within Restructuring costs in the Consolidated Statements of Operations. UNIFI expects that these restructuring charges, other than any asset impairment or losses from disposal, will consist of cash payments, which are anticipated to continue through the end of calendar year 2025.

The restructuring expenses incurred in all periods primarily impacted the Americas Segment.

A summary of the restructuring activities consists of the following:

For the Three Months Ended
September 28, 2025
Facility closure and equipment relocation costs	$1,021
Employee separation costs	47
Restructuring costs	1,068

Liability as of June 29, 2025	289
Restructuring costs	1,068
Cash payments	(942)
Loss on disposals of assets	(193)
Liability as of September 28, 2025	222

UNIFI has implemented additional cost savings initiatives that include reducing variable manufacturing costs across labor, spend, and support functions, while also eliminating a meaningful percentage of salaried positions in the U.S. ("Fiscal 2026 Profit Improvement Plan"). Subsequent to the quarter ended September 28, 2025, UNIFI incurred severance costs of approximately $600 related to the Fiscal 2026 Profit Improvement Plan.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

16. Other Financial Data

Select balance sheet information is presented in the following table.

	September 28, 2025	June 29, 2025
Receivables, net:
Customer receivables	$77,471	$76,594
Allowance for uncollectible accounts	(2,389)	(2,451)
Reserves for quality claims	(769)	(912)
Net customer receivables	74,313	73,231
Banker's acceptance notes	1,330	1,334
Other receivables	1,213	818
Total receivables, net	$76,856	$75,383

Inventories:
Raw materials	$52,390	$48,752
Supplies	12,495	11,779
Work in process	5,089	5,246
Finished goods	58,132	61,116
Gross inventories	128,106	126,893
Net realizable value adjustment	(3,701)	(3,964)
Total inventories	$124,405	$122,929

Other current assets:
Prepaid expenses and other	$2,808	$3,475
Value-added taxes receivable	2,446	2,365
Vendor deposits	1,775	2,775
Contract assets	427	607
Total other current assets	$7,456	$9,222

Property, plant and equipment, net:
Land	$1,048	$1,039
Land improvements	10,425	10,425
Buildings and improvements	127,104	126,720
Assets under finance leases	23,471	19,756
Machinery and equipment	589,873	593,771
Computers, software and office equipment	24,871	25,400
Transportation equipment	10,512	10,789
Construction in progress	1,358	2,153
Gross property, plant and equipment	788,662	790,053
Less: accumulated depreciation	(607,138)	(608,133)
Less: accumulated amortization – finance leases	(9,430)	(8,997)
Total property, plant and equipment, net	$172,094	$172,923

Other non-current assets:
Grantor trust	$2,445	$2,310
Investment in unconsolidated affiliate	1,267	1,151
Intangible assets, net	546	573
Other	820	870
Total other non-current assets	$5,078	$4,904

Other current liabilities:
Payroll and fringe benefits	$8,356	$6,815
Utilities	1,959	2,236
Incentive compensation	1,477	5,652
Deferred revenue	766	1,236
Property taxes, interest and other	3,328	2,960
Total other current liabilities	$15,886	$18,899

Other long-term liabilities:
Nonqualified deferred compensation plan obligation	$2,610	$2,402
Uncertain tax positions	1,260	1,227
Other	246	260
Total other long-term liabilities	$4,116	$3,889

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended September 28, 2025, while a reference to the “prior period” refers to the three-month period ended September 29, 2024. Such references may be accompanied by certain phrases for added clarity. The current period and the prior period each consisted of 13 weeks.

Our discussions in this Item 2 focus on our results during, or as of, the three months ended September 28, 2025 and September 29, 2024, and, to the extent applicable, any material changes from the information discussed in the 2025 Form 10-K or other important intervening developments or information. These discussions should be read in conjunction with the 2025 Form 10-K for more detailed and background information about our business, operations, and financial condition.

Discussion of foreign currency translation is primarily associated with changes in the Brazilian Real (“BRL”) and changes in the Chinese Renminbi (“RMB”) versus the U.S. Dollar (“USD”). Weighted average exchange rates were as follows:

	For the Three Months Ended
	September 28, 2025	September 29, 2024
BRL to USD	5.45	5.55
RMB to USD	7.16	7.17

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

Current Economic Environment

Beyond the specific demand challenges within the textile industry, our business has been adversely impacted by: (i) the impact of inflation, including tariffs, on consumer spending, (ii) elevated interest rates for consumers and customers, including the impact on the carrying costs of customer inventories, and (iii) the volatility in customer order patterns resulting from trade and regulatory matters (including tariffs). This volatility in demand resulted from customers buying ahead of tariffs becoming effective for certain countries and difficulty in predicting final tariff assessments. A tariff structure that disproportionately impacts one country or region over another may result in a shift in manufacturing or flow of goods particularly as it relates to textile production across Asia and Central America. Such lower tariff countries or regions may be situated outside of UNIFI’s existing global supply chain. If UNIFI is unable to move production based on these shifts in regional demand, we may lose sales and experience an adverse effect on our financial condition, results of operations, or cash flows. UNIFI will continue to monitor these and other aspects of the current environment, leverage our global business model as necessary, and work closely with stakeholders to ensure business continuity and liquidity.

UNIFI has been expanding its supply chain and business model across multiple geographies over the last several years. Particularly, (i) our feedstock supply spans multiple domestic and foreign markets, (ii) our commercial position in the Central American market remains key to servicing compliant business for USMCA and CAFTA-DR programs, and (iii) we have expanded our asset light model beyond China, most recently with the addition of Unifi Textiles India in October 2024. Each of these initiatives affords us diversity in this dynamic trade environment and greater flexibility in servicing our customer base.

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

Input Costs and Global Production Volatility

Despite lower input and freight costs and a marginally more stable labor pool recently, global demand volatility and uncertainty continued into fiscal 2026. The threat of an economic slowdown and global tensions continue to create uncertainty. Such existing challenges and future uncertainty, particularly for rising input costs, labor productivity, and global demand, could worsen and/or continue for prolonged periods, materially impacting our consolidated sales, gross profit, and operating cash flows. Also, the need for future selling price adjustments in connection with inflationary costs could impact our ability to retain current customer programs and compete successfully for new programs in certain regions.

Fiscal 2026 Profit Improvement Plan

UNIFI has implemented additional cost savings initiatives that include reducing variable manufacturing costs across labor, spend, and support functions, while also eliminating a meaningful percentage of salaried positions in the U.S. ("Fiscal 2026 Profit Improvement Plan"). Accordingly, UNIFI expects to incur restructuring charges in the second quarter of fiscal 2026 of between $500 and $1,000, primarily relating to severance costs.

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

Review of Results of Operations

Three Months Ended September 28, 2025 Compared to Three Months Ended September 29, 2024

Consolidated Overview

The below tables provide:

•
the components of net loss and the percentage increase or decrease over the prior period amounts, and
•
a reconciliation from net loss to EBITDA and Adjusted EBITDA, and following the tables is a discussion and analysis of the significant components of net loss.

Net Loss

	For the Three Months Ended
	September 28, 2025		September 29, 2024
		% of Net Sales		% of Net Sales	% Change
Net sales	$135,674	100.0	$147,372	100.0	(7.9)
Cost of sales	132,287	97.5	137,914	93.6	(4.1)
Gross profit	3,387	2.5	9,458	6.4	(64.2)
SG&A	11,948	8.8	11,842	8.0	0.9
(Benefit) provision for bad debts	(69)	(0.1)	312	0.2	(122.1)
Restructuring costs	1,068	0.8	—	—	nm
Other operating expense, net	70	0.1	520	0.4	(86.5)
Operating loss	(9,630)	(7.1)	(3,216)	(2.2)	199.4
Interest expense, net	1,628	1.2	2,250	1.5	(27.6)
Equity in earnings of unconsolidated affiliate	(97)	(0.1)	(11)	—	nm
Loss before income taxes	(11,161)	(8.2)	(5,455)	(3.7)	104.6
Provision for income taxes	196	0.2	2,177	1.5	(91.0)
Net loss	$(11,357)	(8.4)	$(7,632)	(5.2)	48.8

nm = not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net loss to EBITDA and Adjusted EBITDA were as follows:

	For the Three Months Ended
	September 28, 2025	September 29, 2024
Net loss	$(11,357)	$(7,632)
Interest expense, net	1,628	2,250
Provision for income taxes	196	2,177
Depreciation and amortization expense (1)	5,921	6,504
EBITDA	(3,612)	3,299

Transition costs (2)	1,068	—
Adjusted EBITDA	$(2,544)	$3,299

(1)
Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. However, within the accompanying Condensed Consolidated Statements of Cash Flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.
(2)
In the first quarter of fiscal 2026, UNIFI incurred various transition costs totaling $1,068 in connection with the consolidation of its yarn manufacturing operations including (i) facility closure and equipment relocation costs (including asset impairments and disposals) of $1,021, and (ii) employee separation costs of $47. The facility closure, equipment relocation, and employee separation costs were all recorded within Restructuring costs in the Condensed Consolidated Statements of Operations.

Adjusted Net Loss and Adjusted EPS (Non-GAAP Financial Measures)

The tables below set forth reconciliations of (i) Loss before income taxes (“Pre-tax Loss”), (ii) Provision for income taxes (“Tax Impact”), (iii) Net Loss to Adjusted Net Loss, and (iv) Diluted EPS to Adjusted EPS.

	For the Three Months Ended September 28, 2025				For the Three Months Ended September 29, 2024
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(11,161)	$(196)	$(11,357)	$(0.62)	$(5,455)	$(2,177)	$(7,632)	$(0.42)
Transition costs (1)	1,068	—	1,068	0.06	—	—	—	—
Adjusted results	$(10,093)	$(196)	$(10,289)	$(0.56)	$(5,455)	$(2,177)	$(7,632)	$(0.42)

Weighted average common shares outstanding				18,361				18,255

(1)
In the first quarter of fiscal 2026, UNIFI incurred various transition costs totaling $1,068 in connection with the consolidation of its yarn manufacturing operations including (i) facility closure and equipment relocation costs (including asset impairments and disposals) of $1,021, and (ii) employee separation costs of $47. The facility closure, equipment relocation, and employee separation costs were all recorded within Restructuring costs in the Condensed Consolidated Statements of Operations. The associated tax impact was estimated to be $0 due to a valuation allowance against net operating losses in the U.S.

Net Sales

Consolidated net sales for the current period decreased by $11,698, or 7.9%, and consolidated sales volumes decreased 5.2%, compared to the prior period. Net sales in the current period were lower primarily due to (i) lower sales volumes and lower-priced sales mix in the Asia Segment and (ii) lower sales volumes and prices in the Brazil Segment. Overall sales remain depressed, particularly in the Americas and Asia Segments as a result of continued volatility from uncertainty over global trade policies and competition from lower-priced products.

Consolidated weighted average sales prices decreased 2.7%. The decrease in sales prices was primarily attributable to sales mix and lower average selling prices in the Asia and Brazil Segments.

REPREVE® Fiber products for the current period comprised 29%, or $39,272, of consolidated net sales, compared to 30%, or $44,742, for the prior period.

Gross Profit

Gross profit for the current period decreased to $3,387 from $9,458 in the prior period. Gross profit decreased primarily due to (i) lower sales volumes, (ii) lower overall conversion margins and (iii) production volatility from an inability to forecast demand due to the tariff uncertainty in the Americas Segment. The decrease was partially offset by (a) variable cost saving initiatives and (b) improved utilization in certain manufacturing areas. Gross profit continues to be unfavorably impacted by demand volatility in the Americas Segment and import pricing pressures in the Brazil Segment.

•
For the Americas Segment, gross profit decreased primarily due to (i) demand and production volatility stemming from tariff uncertainty and (ii) lower conversion margins from a lower-priced sales mix, partially offset by variable cost saving initiatives.
•
For the Brazil Segment, gross profit decreased primarily due to (i) lower sales volumes and (ii) competitive pricing pressures.
•
For the Asia Segment, gross profit decreased primarily due to (i) lower sales volumes and (ii) lower conversion margins from an unfavorable change in sales mix.

SG&A

SG&A did not change meaningfully from the prior period to the current period, nor did the change include any significant offsetting impacts. Actions from the Fiscal 2026 Profit Improvement Plan are expected to reduce SG&A in future fiscal quarters.

(Benefit) Provision for Bad Debts

The current period and prior period provision reflect no material activity.

Restructuring Costs

On February 3, 2025, UNIFI announced the closing of its Madison, North Carolina facility and the transition of those manufacturing operations to other UNIFI production facilities in North and Central America. As a result, UNIFI incurred transition costs of $1,068 in the current period which consisted of (i) equipment relocation and facility closure costs (including asset impairments and disposals) of $1,021 and (ii) employee separation costs of $47. There were no Restructuring costs for the prior period.

Other Operating Expense, Net

Other operating expense, net for the current period and the prior period include foreign currency transaction losses of $50 and $489, respectively, with no other meaningful activity.

Interest Expense, Net

Interest expense, net decreased in connection with lower average debt principal and lower average interest rates.

Equity in Earnings of Unconsolidated Affiliate

There was no material activity for the current period or the prior period.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Three Months Ended
	September 28, 2025	September 29, 2024
Provision for income taxes	$196	$2,177
Effective tax rate	(1.8)%	(39.9)%

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

The increase in the effective tax rate from the prior period to the current period is primarily attributable to a large decrease in foreign earnings in the current period.

Net Loss

The increase in net loss was primarily attributable to (i) decreased gross profit and (ii) restructuring costs incurred in the current period, partially offset by (a) lower interest expense, net, and (b) lower income tax expense.

Adjusted EBITDA and Adjusted EPS (Non-GAAP Financial Measures)

Adjusted EBITDA and Adjusted EPS decreased primarily due to lower gross profit.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current period.

Americas Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Americas Segment, were as follows:

	For the Three Months Ended
	September 28, 2025		September 29, 2024
		% of Net Sales		% of Net Sales	% Change
Net sales	$85,196	100.0	$86,283	100.0	(1.3)
Cost of sales	86,908	102.0	87,661	101.6	(0.9)
Gross loss	(1,712)	(2.0)	(1,378)	(1.6)	24.2
Depreciation expense	4,877	5.7	5,410	6.3	(9.9)
Segment Profit	$3,165	3.7	$4,032	4.7	(21.5)

Segment net sales as a percentage of consolidated amounts	62.8%		58.5%
Segment Profit as a percentage of consolidated amounts	34.9%		25.8%

The change in net sales for the Americas Segment was as follows:

Net sales for the prior period	$86,283
Change in average selling price and sales mix	(2,446)
Increase in sales volumes	1,359
Net sales for the current period	$85,196

The slight decrease in net sales for the Americas Segment from the prior period to the current period was primarily attributable to a lower-priced sales mix which was partially offset by higher sales volumes. Both periods were unfavorably impacted by the continued volatile global textile demand environment resulting from tariff uncertainty.

The change in Segment Profit for the Americas Segment was as follows:

Segment Profit for the prior period	$4,032
Change in underlying unit margins and sales mix	(931)
Increase in sales volumes	64
Segment Profit for the current period	$3,165

The decrease in Segment Profit for the Americas Segment from the prior period to the current period was primarily attributable to lower productivity, partially offset by higher sales volumes.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Brazil Segment, were as follows:

	For the Three Months Ended
	September 28, 2025		September 29, 2024
		% of Net Sales		% of Net Sales	% Change
Net sales	$28,761	100.0	$34,310	100.0	(16.2)
Cost of sales	26,100	90.7	26,373	76.9	(1.0)
Gross profit	2,661	9.3	7,937	23.1	(66.5)
Depreciation expense	783	2.7	741	2.2	5.7
Segment Profit	$3,444	12.0	$8,678	25.3	(60.3)

Segment net sales as a percentage of consolidated amounts	21.2%		23.3%
Segment Profit as a percentage of consolidated amounts	38.0%		55.5%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior period	$34,310
Change in average selling price and change in sales mix	(3,592)
Decrease in sales volumes	(2,590)
Favorable foreign currency translation effects	633
Net sales for the current period	$28,761

The decrease in net sales for the Brazil Segment from the prior period to the current period was primarily attributable to (i) lower selling prices associated with competitive pricing pressures and (ii) lower sales volumes due to market conditions, partially offset by favorable foreign currency translation effects from the strengthening of the BRL versus the USD.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior period	$8,678
Decrease in underlying unit margins	(4,737)
Decrease in sales volumes	(655)
Favorable foreign currency translation effects	158
Segment Profit for the current period	$3,444

The decrease in Segment Profit for the Brazil Segment from the prior period to the current period was primarily attributable to (i) lower conversion margins primarily due to sales mix and pricing pressures, and (ii) a decrease in sales volumes discussed above, partially offset by favorable foreign currency translation effects from the strengthening of the BRL versus the USD. We continue to prioritize innovation and differentiation to improve our portfolio and competitive position in Brazil.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Asia Segment, were as follows:

	For the Three Months Ended
	September 28, 2025		September 29, 2024
		% of Net Sales		% of Net Sales	% Change
Net sales	$21,717	100.0	$26,779	100.0	(18.9)
Cost of sales	19,279	88.8	23,880	89.2	(19.3)
Gross profit	2,438	11.2	2,899	10.8	(15.9)
Depreciation expense	14	0.1	17	0.1	(17.6)
Segment Profit	$2,452	11.3	$2,916	10.9	(15.9)

Segment net sales as a percentage of consolidated amounts	16.0%		18.2%
Segment Profit as a percentage of consolidated amounts	27.1%		18.7%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior period	$26,779
Decrease in sales volumes	(3,675)
Change in average selling price and sales mix	(1,413)
Favorable foreign currency translation effects	26
Net sales for the current period	$21,717

The decrease in net sales for the Asia Segment from the prior period to current period was primarily attributable to (i) an overall decrease in sales volumes due to competitive pricing pressures and the continued volatility introduced by recent tariffs and (ii) a change in sales mix of REPREVE products.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior period	$2,916
Decrease in sales volumes	(400)
Change in underlying unit margins and sales mix	(64)
Segment Profit for the current period	$2,452

The decrease in Segment Profit for the Asia Segment from the prior period to the current period was primarily attributable to a decline in gross margin associated with (i) lower sales volumes discussed above and (ii) a change in sales mix of REPREVE products.

Liquidity and Capital Resources

Note 5, “Long-Term Debt” to the condensed consolidated financial statements includes the detail of UNIFI’s debt obligations and terms and conditions thereof. Further discussion and analysis of liquidity and capital resources follow.

On October 25, 2024, UNIFI entered into a new credit agreement with Wells Fargo Bank, National Association for a $25,000 revolving credit facility (the “2024 Facility”). The maturity date of the 2024 Facility is the earlier of (i) October 28, 2027 and (ii) the termination or refinancing of the 2022 Credit Agreement. The 2024 Facility is deemed unsecured financing for UNIFI, but is collateralized by certain assets pledged by related party Kenneth G. Langone, one of the members of UNIFI's Board of Directors. Borrowings under the 2024 Facility bear interest at a rate of SOFR plus 0.90%. The 2024 Facility contains no additional financial covenants beyond those already in effect for the 2022 Credit Agreement and is subject to a monthly unused line fee of 0.25% on available borrowing capacity. In the third quarter of fiscal 2025, UNIFI borrowed $22,000 against the 2024 Facility and used the proceeds to reduce the outstanding ABL Revolver balance. There was no impact to debt principal from these transactions.

UNIFI’s primary capital requirements are for working capital, capital expenditures, and debt service. UNIFI’s primary sources of capital are cash generated from operations, borrowings available under the 2022 Credit Agreement and the 2024 Facility. For the current period, cash used by operations was $8,920 and, at September 28, 2025, availability under the ABL Revolver and 2024 Facility was $36,233 and $586, respectively.

As of September 28, 2025, all of UNIFI’s $120,345 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital, and total debt obligations as of September 28, 2025 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$17	$20,538	$20,555
Potential borrowings available under financing arrangements	36,819	—	36,819
Trigger level under ABL Revolver	(16,500)	—	(16,500)
Available Liquidity	$20,336	$20,538	$40,874

Working capital	$61,682	$106,635	$168,317
Total debt obligations	$120,345	$—	$120,345

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

We feel that our current liquidity position is sufficient to fund our operations and expected business growth. Should global demand, economic activity, or input availability decline considerably for an even longer period of time, UNIFI maintains the ability to (i) seek additional credit or financing arrangements and/or (ii) re-implement cost reduction initiatives to preserve cash and secure the longevity of the business and operations. Management continues to (i) explore cost savings opportunities and (ii) prioritize repayment of debt in the current operating environment.

When business levels increase, we expect to use cash in support of working capital needs.

The following outlines the attributes relating to our credit facilities as of September 28, 2025:

•
UNIFI was in compliance with all applicable financial covenants in the 2022 Credit Agreement and 2024 Facility;
•
availability under the 2024 Facility was $586 as of September 28, 2025;
•
availability exceeding the Trigger Level (as defined in the 2022 Credit Agreement) under the ABL Revolver was $19,733;
•
the Trigger Level under the ABL Revolver was $16,500; and
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

Liquidity Summary

UNIFI has met its historical liquidity requirements for working capital, capital expenditures, debt service requirements, and other operating needs from its cash flows from operations and available borrowings. UNIFI believes that its existing cash balances, expected cash provided by operating activities, and credit facilities will enable UNIFI to meet its foreseeable liquidity requirements. For its foreign operations, UNIFI expects its existing cash balances, cash provided by operating activities, and available financing arrangements will provide the needed liquidity to fund the associated operating activities and investing activities, such as future capital expenditures. UNIFI believes its operations in Asia and Brazil are in a position to obtain local country financing arrangements due to the operating results of each subsidiary.

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	September 28, 2025	June 29, 2025
Long-term debt	$107,516	$95,727
Current portion of long-term debt	12,720	12,159
Unamortized debt issuance costs	109	122
Debt principal	120,345	108,008
Less: cash and cash equivalents	20,555	22,664
Net Debt	$99,790	$85,344

The increase in Net Debt primarily reflects the use of operating cash and capital expenditures during the current period.

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measure)

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	September 28, 2025	June 29, 2025
Cash and cash equivalents	$20,555	$22,664
Receivables, net	76,856	75,383
Inventories	124,405	122,929
Income taxes receivable	4,090	5,429
Other current assets	7,456	9,222
Accounts payable	(33,558)	(37,468)
Other current liabilities	(15,886)	(18,899)
Income taxes payable	(325)	(49)
Current operating lease liabilities	(2,556)	(2,368)
Current portion of long-term debt	(12,720)	(12,159)
Working capital	$168,317	$164,684

Less: Cash and cash equivalents	(20,555)	(22,664)
Less: Income taxes receivable	(4,090)	(5,429)
Less: Income taxes payable	325	49
Less: Current operating lease liabilities	2,556	2,368
Less: Current portion of long-term debt	12,720	12,159
Adjusted Working Capital	$159,273	$151,167

Adjusted Working Capital increased $8,106 from June 29, 2025 to September 28, 2025.

The increase in Adjusted Working Capital was primarily attributable to the reductions in (i) accounts payable primarily due to lower production activity and variable cost savings initiatives and (ii) other current liabilities due primarily to the payment of incentive compensation earned in fiscal 2025 together with increases in (a) inventories due to higher units on hand and (b) receivables, net due to the timing of cash receipts. These were partially offset by a decrease in other current assets primarily prepaid expenses and vendor deposits.

Operating Cash Flows

The significant components of net cash used by operating activities are summarized below.

	For the Three Months Ended
	September 28, 2025	September 29, 2024
Net loss	$(11,357)	$(7,632)
Equity in earnings of unconsolidated affiliate	(97)	(11)
Depreciation and amortization expense	5,977	6,547
Non-cash compensation expense	801	435
Deferred income taxes	(372)	344
Subtotal	(5,048)	(317)

Receivables, net	(900)	2,221
Inventories	(678)	(12,851)
Accounts payable and other current liabilities	(6,184)	(460)
Other changes	3,890	(1,427)
Net cash used by operating activities	$(8,920)	$(12,834)

The change in operating cash flows was due to the diligent reduction of inventory balances, partially offset by reductions in accounts payable and other current liabilities together with lower earnings from gross profit in current period compared to the prior period.

For the current period, the increases in accounts receivable was largely driven by the timing of cash receipts. The decrease in accounts payable and other current liabilities was largely due to lower production activity, variable cost savings initiatives, and satisfaction of incentive compensation liabilities. The increase in inventories was not meaningful. Other changes comprise mostly jurisdictional tax liabilities.

For the prior period, the increase in inventories was primarily due to higher on hand units. The decrease in accounts receivable was largely driven by the decrease in sales and timing of cash receipts. The increase in accounts payable and other current liabilities was not meaningful.

Investing Cash Flows

Investing activities primarily include $2,029 for capital expenditures. UNIFI expects recent and future capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

Financing Cash Flows

Financing activities primarily include net proceeds from the ABL Revolver and payments on the ABL Term Loan.

Share Repurchase Program

As described in Note 7, “Shareholders’ Equity,” no share repurchases have been completed in fiscal 2026.

Contractual Obligations

UNIFI incurs various financial obligations and commitments in the ordinary course of business. Financial obligations are considered to represent known future cash payments that UNIFI is required to make under existing contractual arrangements, such as debt and lease agreements.

Except for the $3,705 of new finance leases commencing during the three months ended September 28, 2025, there have been no material changes in the scheduled maturities of UNIFI’s contractual obligations as disclosed under the heading “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Form 10-K.

Off-Balance Sheet Arrangements

UNIFI is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on UNIFI’s financial condition, results of operations, liquidity, or capital expenditures.

Critical Accounting Policies

UNIFI’s critical accounting policies are discussed in the 2025 Form 10-K. There have been no changes to UNIFI’s critical accounting policies in fiscal 2026.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities. As of September 28, 2025, UNIFI had borrowings under the 2022 ABL Term Facility and 2024 Facility that totaled $109,300. UNIFI’s sensitivity analysis indicates that a 50-basis point interest rate increase as of September 28, 2025 would result in an increase in annual interest expense of approximately $500.

Foreign Currency Exchange Rate Risk

A complete discussion of foreign currency exchange rate risk is included in the 2025 Form 10-K and is supplemented by the following disclosures.

As of September 28, 2025, UNIFI had no outstanding foreign currency forward contracts. As of September 28, 2025, foreign currency exchange rate risk positions included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	30.8%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$9,851
Denominated in RMB	621
Denominated in BRL	6,953
Denominated in other foreign currencies	560
Total cash and cash equivalents held outside the U.S.	$17,985
Percentage of total cash and cash equivalents held outside the U.S.	87.5%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$2,553

Raw Material and Commodity Cost Risks

A complete discussion of raw material and commodity cost risks is included in the 2025 Form 10-K.

Other Risks

UNIFI is also exposed to geopolitical risk, including changing laws and regulations governing international trade, such as quotas, tariffs, and tax laws. The degree of impact and the frequency of these events cannot be predicted.

Item 4. Controls and Procedures

As of September 28, 2025, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and the principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended September 28, 2025 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in UNIFI’s risk factors from those included in “Item 1A. Risk Factors” in the 2025 Form 10-K.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended September 28, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

10.1+	Letter Agreement by and between Unifi, Inc. and Albert P. Carey, effective as of October 5, 2025.

10.2+	Unifi, Inc. Director Compensation Policy, effective October 23, 2025.

10.3+	Form of Restricted Stock Unit Agreement for Non-Employee Directors for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (File No. 001-10542).

10.4+	Form of Cash-Settled Performance Share Unit Agreement for Employees for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (File No. 001-10542).

10.5+	Form of Performance Share Unit Agreement for Employees for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (File No. 001-10542).

10.6

Second Amendment to the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 29, 2025 (File No. 001-10542).

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

UNIFI, INC.
(Registrant)

Date: November 5, 2025	By:	/s/ ANDREW J. EAKER
Andrew J. Eaker
Executive Vice President & Chief Financial Officer Treasurer
(Principal Financial Officer and Principal Accounting Officer)