Form 10-Q
period 2025-12-28
UNIFI INC
filed 2026-02-04
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2025

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

As of January 30, 2026, there were 18,581,051 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 28, 2025

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION
		Page

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of December 28, 2025 and June 29, 2025	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended December 28, 2025 and December 29, 2024	2

	Condensed Consolidated Statements of Shareholders’ Equity for the Three Months and Six Months Ended December 28, 2025 and December 29, 2024	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 28, 2025 and December 29, 2024	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

	Signatures	32

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	December 28, 2025	June 29, 2025
ASSETS
Cash and cash equivalents	$30,192	$22,664
Receivables, net	57,970	75,383
Inventories	103,085	122,929
Income taxes receivable	1,232	5,429
Other current assets	6,609	9,222
Total current assets	199,088	235,627
Property, plant and equipment, net	166,207	172,923
Operating lease assets	7,575	7,879
Deferred income taxes	5,121	5,535
Other non-current assets	4,922	4,904
Total assets	$382,913	$426,868

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$21,888	$37,468
Income taxes payable	300	49
Current operating lease liabilities	2,524	2,368
Current portion of long-term debt	12,708	12,159
Other current liabilities	12,439	18,899
Total current liabilities	49,859	70,943
Long-term debt	92,601	95,727
Non-current operating lease liabilities	5,143	5,614
Deferred income taxes	1,173	1,224
Other long-term liabilities	4,139	3,889
Total liabilities	152,915	177,397

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,578,213 and 18,360,663 shares issued and outstanding as of December 28, 2025 and June 29, 2025, respectively)	1,858	1,836
Capital in excess of par value	75,442	74,095
Retained earnings	217,986	239,049
Accumulated other comprehensive loss	(65,288)	(65,509)
Total shareholders’ equity	229,998	249,471
Total liabilities and shareholders’ equity	$382,913	$426,868

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Net sales	$121,368	$138,880	$257,042	$286,252
Cost of sales	117,757	138,346	250,044	276,260
Gross profit	3,611	534	6,998	9,992
Selling, general and administrative expenses	9,713	12,921	21,661	24,763
Provision (benefit) for bad debts	119	(96)	50	216
Restructuring costs, net	785	—	1,853	—
Gain on sale of assets	—	(4,296)	—	(4,296)
Other operating expense (income), net	273	(431)	343	89
Operating loss	(7,279)	(7,564)	(16,909)	(10,780)
Interest income	(473)	(177)	(848)	(434)
Interest expense	1,802	2,398	3,805	4,905
Equity in loss of unconsolidated affiliate	146	262	49	251
Loss before income taxes	(8,754)	(10,047)	(19,915)	(15,502)
Provision for income taxes	952	1,345	1,148	3,522
Net loss	$(9,706)	$(11,392)	$(21,063)	$(19,024)

Net loss per common share:
Basic	$(0.53)	$(0.62)	$(1.15)	$(1.04)
Diluted	$(0.53)	$(0.62)	$(1.15)	$(1.04)

Comprehensive loss:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Net loss	$(9,706)	$(11,392)	$(21,063)	$(19,024)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,958)	(12,206)	221	(8,718)
Other comprehensive (loss) income	(1,958)	(12,206)	221	(8,718)
Comprehensive loss	$(11,664)	$(23,598)	$(20,842)	$(27,742)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 28, 2025	18,361	$1,836	$74,896	$227,692	$(63,330)	$241,094
Conversion of equity units	284	28	(28)	—	—	—
Stock-based compensation	—	—	807	—	—	807
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(67)	(6)	(233)	—	—	(239)
Other comprehensive loss, net of tax	—	—	—	—	(1,958)	(1,958)
Net loss	—	—	—	(9,706)	—	(9,706)
Balance at December 28, 2025	18,578	$1,858	$75,442	$217,986	$(65,288)	$229,998

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 29, 2025	18,361	$1,836	$74,095	$239,049	$(65,509)	$249,471
Conversion of equity units	284	28	(28)	—	—	—
Stock-based compensation	—	—	1,608	—	—	1,608
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(67)	(6)	(233)	—	—	(239)
Other comprehensive income, net of tax	—	—	—	—	221	221
Net loss	—	—	—	(21,063)	—	(21,063)
Balance at December 28, 2025	18,578	$1,858	$75,442	$217,986	$(65,288)	$229,998

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 29, 2024	18,257	$1,826	$71,419	$251,765	$(65,301)	$259,709
Options exercised	—	—	3	—	—	3
Conversion of equity units	113	11	(11)	—	—	—
Stock-based compensation	—	—	1,223	—	—	1,223
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(25)	(2)	(144)	—	—	(146)
Other comprehensive loss, net of tax	—	—	—	—	(12,206)	(12,206)
Net loss	—	—	—	(11,392)	—	(11,392)
Balance at December 29, 2024	18,345	$1,835	$72,490	$240,373	$(77,507)	$237,191

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2024	18,252	$1,825	$70,952	$259,397	$(68,789)	$263,385
Options exercised	5	1	35	—	—	36
Conversion of equity units	113	11	(11)	—	—	—
Stock-based compensation	—	—	1,658	—	—	1,658
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(25)	(2)	(144)	—	—	(146)
Other comprehensive loss, net of tax	—	—	—	—	(8,718)	(8,718)
Net loss	—	—	—	(19,024)	—	(19,024)
Balance at December 29, 2024	18,345	$1,835	$72,490	$240,373	$(77,507)	$237,191

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	December 28, 2025	December 29, 2024
Cash and cash equivalents at beginning of period	$22,664	$26,805
Operating activities:
Net loss	(21,063)	(19,024)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in loss of unconsolidated affiliate	49	251
Depreciation and amortization expense	11,925	12,881
Non-cash compensation expense	1,608	1,658
Gain on sale of assets	(308)	(4,296)
Deferred income taxes	333	628
Other, net	(132)	216
Changes in assets and liabilities:
Receivables, net	17,540	8,228
Inventories	19,965	(4,841)
Other current assets	2,632	(1,771)
Income taxes	4,461	(845)
Accounts payable and other current liabilities	(21,203)	(8,155)
Other, net	555	66
Net cash provided (used) by operating activities	16,362	(15,004)

Investing activities:
Capital expenditures	(3,084)	(4,944)
Proceeds from the sale of assets	501	8,094
Net cash (used) provided by investing activities	(2,583)	3,150

Financing activities:
Proceeds from ABL Revolver	65,400	101,451
Payments on ABL Revolver	(65,600)	(90,351)
Payments on ABL Term Loan	(4,600)	(4,600)
Payments on finance lease obligations	(1,507)	(1,596)
Other, net	(240)	(306)
Net cash (used) provided by financing activities	(6,547)	4,598

Effect of exchange rate changes on cash and cash equivalents	296	(880)
Net increase (decrease) in cash and cash equivalents	7,528	(8,136)
Cash and cash equivalents at end of period	$30,192	$18,669

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

The fiscal quarter for each of Unifi, Inc., its primary domestic operating subsidiaries and its subsidiary in El Salvador ended on December 28, 2025. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal quarters ended on December 31, 2025. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ fiscal quarters end. The three-month periods ended December 28, 2025 and December 29, 2024 both consisted of 13 weeks. The six-month periods ended December 28, 2025 and December 29, 2024 both consisted of 26 weeks.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Revenue

The following tables present net sales disaggregated by (i) classification of customer type and (ii) REPREVE® Fiber sales:

Third-Party Manufacturer

	For the Three Months Ended		For the Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Third-party manufacturer	$120,582	$137,873	$255,317	$284,092
Service	786	1,007	1,725	2,160
Net sales	$121,368	$138,880	$257,042	$286,252

	For the Three Months Ended		For the Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
REPREVE® Fiber	$34,264	$43,272	$73,536	$88,014
All other products and services	87,104	95,608	183,506	198,238
Net sales	$121,368	$138,880	$257,042	$286,252

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

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	December 28, 2025	December 28, 2025	June 29, 2025
ABL Revolver	October 2027	6.1%	$10,800	$11,000
2024 Facility	October 2027	4.6%	22,000	22,000
ABL Term Loan	October 2027	6.1%	62,400	67,000
Finance lease obligations	(1)	4.8%	10,205	8,008
Total debt			105,405	108,008
Current portion of ABL Term Loan			(9,200)	(9,200)
Current portion of finance lease obligations			(3,508)	(2,959)
Unamortized debt issuance costs			(96)	(122)
Total long-term debt			$92,601	$95,727

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

On April 10, 2025, UNIFI entered into a Second Amendment to the 2022 Credit Agreement (the “Second Amendment”). The Second Amendment primarily (i) permits the Company to enter into the purchase agreement related to, and consummate the sale of, the Company's Madison, North Carolina property, (ii) permits the Company to allocate a portion of the net proceeds from the sale to repay outstanding revolving loans under the 2022 Credit Agreement, after the application of the greater of $25,000 or 50% of such net proceeds toward outstanding term loans, and (iii) requires the consent of all lenders, rather than the Required Lenders (as defined in the 2022 Credit Agreement), in order to reset the maximum amount of the term loans available under the 2022 Credit Agreement.

6. Income Taxes

The provision for income taxes and effective tax rate were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Provision for income taxes	$952	$1,345	$1,148	$3,522
Effective tax rate	(10.9)%	(13.4)%	(5.8)%	(22.7)%

Income Tax Expense

UNIFI’s provision for income taxes for the six months ended December 28, 2025 and December 29, 2024 was calculated by applying the estimated annual effective tax rate to year-to-date pre-tax book income and adjusting for discrete items that occurred during the period.

The effective tax rate for the three and six months ended December 28, 2025 and December 29, 2024 varied from the U.S. federal statutory rate primarily due to the U.S. generated losses for which UNIFI does not expect to realize a future tax benefit.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 (the “Act”), making significant changes to the U.S. corporate income tax system. Based on current analysis of the Act, UNIFI does not expect these tax law changes to have a material impact on its financial statements given the current valuation allowance; however, UNIFI will continue to evaluate their impact as further information becomes available. UNIFI has reflected the impact of the enacted provisions in the three and six months ended December 28, 2025.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Stock-Based Compensation

On October 28, 2025, UNIFI's shareholders approved a Second Amendment (the “Second Amendment”) to the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (the “2020 Plan”). The 2020 Plan set the initial number of shares available for future issuance (the “share reserve”) pursuant to awards granted under the 2020 Plan to 850. In October 2023, the 2020 Plan was amended to increase the share reserve by 1,100 shares and the Second Amendment added an additional 1,240 shares to the share reserve. No additional awards can be granted under prior plans; however, awards outstanding under a respective prior plan remain subject to that plan’s provisions.

9. Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Net loss	$(9,706)	$(11,392)	$(21,063)	$(19,024)
Basic weighted average shares	18,421	18,288	18,391	18,272
Net potential common share equivalents	—	—	—	—
Diluted weighted average shares	18,421	18,288	18,391	18,272
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	646	1,144	647	1,144
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	—	333	—	333

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

There were no related party receivables as of December 28, 2025 and June 29, 2025.

Related party payables for Salem Leasing Corporation consisted of the following:

	December 28, 2025	June 29, 2025
Accounts payable	$174	$293
Operating lease obligations	30	113
Finance lease obligations	6,043	2,665
Total related party payables	$6,247	$3,071

The following were the Company’s significant related party transactions:

		For the Three Months Ended		For the Six Months Ended
Affiliated Entity	Transaction Type	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$1,129	$1,118	$2,264	$2,279

As discussed in Note 5, “Long-Term Debt”, UNIFI entered into the 2024 Facility in October 2024 which was collateralized by personal assets of a board member. On January 2, 2025, UNIFI borrowed $22,000 on the 2024 Facility and used the proceeds to reduce the outstanding ABL Revolver balance.

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

Selected financial information is presented below:

	For the Three Months Ended December 28, 2025
	Americas	Brazil	Asia	Total
Net sales	$77,233	$23,328	$20,807	$121,368
Cost of sales	77,632	22,272	17,853	117,757
Gross (loss) profit	(399)	1,056	2,954	3,611
Segment depreciation expense	4,945	700	13	5,658
Segment Profit	$4,546	$1,756	$2,967	$9,269

	For the Three Months Ended December 29, 2024
	Americas	Brazil	Asia	Total
Net sales	$83,095	$27,482	$28,303	$138,880
Cost of sales	89,635	23,696	25,015	138,346
Gross (loss) profit	(6,540)	3,786	3,288	534
Segment depreciation expense	5,334	602	14	5,950
Segment (Loss) Profit	$(1,206)	$4,388	$3,302	$6,484

	For the Six Months Ended December 28, 2025
	Americas	Brazil	Asia	Total
Net sales	$162,429	$52,089	$42,524	$257,042
Cost of sales	164,540	48,372	37,132	250,044
Gross (loss) profit	(2,111)	3,717	5,392	6,998
Segment depreciation expense	9,822	1,483	27	11,332
Segment Profit	$7,711	$5,200	$5,419	$18,330

	For the Six Months Ended December 29, 2024
	Americas	Brazil	Asia	Total
Net sales	$169,378	$61,792	$55,082	$286,252
Cost of sales	177,296	50,069	48,895	276,260
Gross (loss) profit	(7,918)	11,723	6,187	9,992
Segment depreciation expense	10,744	1,343	31	12,118
Segment Profit	$2,826	$13,066	$6,218	$22,110

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The reconciliations of segment gross profit to consolidated loss before income taxes are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Americas	$(399)	$(6,540)	$(2,111)	$(7,918)
Brazil	1,056	3,786	3,717	11,723
Asia	2,954	3,288	5,392	6,187
Segment gross profit	3,611	534	6,998	9,992
Selling, general and administrative expenses	9,713	12,921	21,661	24,763
Provision (benefit) for bad debts	119	(96)	50	216
Restructuring costs, net	785	—	1,853	—
Gain on sale of assets	—	(4,296)	—	(4,296)
Other operating expense (income), net	273	(431)	343	89
Operating loss	(7,279)	(7,564)	(16,909)	(10,780)
Interest income	(473)	(177)	(848)	(434)
Interest expense	1,802	2,398	3,805	4,905
Equity in loss of unconsolidated affiliate	146	262	49	251
Loss before income taxes	$(8,754)	$(10,047)	$(19,915)	$(15,502)

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Americas	$4,945	$5,334	$9,822	$10,744
Brazil	700	602	1,483	1,343
Asia	13	14	27	31
Segment depreciation expense	5,658	5,950	11,332	12,118
Other depreciation and amortization expense	290	384	593	763
Depreciation and amortization expense	$5,948	$6,334	$11,925	$12,881

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Americas	$643	$2,452	$1,968	$4,188
Brazil	404	381	1,081	576
Asia	8	1	12	59
Segment capital expenditures	1,055	2,834	3,061	4,823
Other capital expenditures	—	92	23	121
Capital expenditures	$1,055	$2,926	$3,084	$4,944

The reconciliations of segment total assets to consolidated total assets are as follows:

	December 28, 2025	June 29, 2025
Americas	$238,692	$271,230
Brazil	86,968	99,477
Asia	34,557	35,413
Segment total assets	360,217	406,120
Other current assets	2,688	2,911
Other PP&E	14,621	11,887
Other operating lease assets	664	937
Other non-current assets	3,582	3,862
Investment in unconsolidated affiliate	1,141	1,151
Total assets	$382,913	$426,868

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Geographic Data

	For the Three Months Ended		For the Six Months Ended
Net Sales	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
U.S.	$68,701	$74,944	$144,607	$152,574
Brazil	23,328	27,482	52,089	61,792
China	20,589	27,199	42,229	53,218
Remaining Foreign Countries	8,750	9,255	18,117	18,668
Total	$121,368	$138,880	$257,042	$286,252

Export sales from UNIFI’s U.S. operations to external customers	$10,516	$15,910	$23,160	$35,745

The net sales amounts are based on the operating locations from where the items were produced or distributed.

Long-Lived Assets	December 28, 2025	June 29, 2025
U.S.	$140,410	$146,017
Brazil	23,713	24,305
China	1,321	1,458
Remaining Foreign Countries	13,260	13,926
Total	$178,704	$185,706

Long-lived assets are comprised of PP&E, net; operating lease assets; intangible assets, net; investments in unconsolidated affiliates; and other non-current assets.

13. Investment in Unconsolidated Affiliate

Included within Other non-current assets is UNIFI’s investment in unconsolidated affiliate: UNF America LLC (“UNFA”).

UNIFI’s raw material purchases under its supply agreement with UNFA consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
UNFA	$2,978	$3,353	$7,399	$7,042

As of December 28, 2025, UNIFI’s open purchase orders related to this supply agreement were $0. As of December 28, 2025 and June 29, 2025, UNIFI had accounts payable due to UNFA of $679 and $1,368, respectively.

Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to UNFA. As of December 28, 2025 and June 29, 2025, UNIFI’s investment in UNFA was $1,141 and $1,151, respectively. There have been no significant changes in the condensed balance sheet and income statement information for UNFA as previously disclosed in the 2025 Form 10-K.

14. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Six Months Ended
	December 28, 2025	December 29, 2024
Interest, net of capitalized interest of $8 and $80, respectively	$3,686	$4,781
Income tax (refunds) payments, net	(1,128)	4,033

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds.

Non-Cash Investing and Financing Activities

As of December 28, 2025 and June 29, 2025, $130 and $676, respectively, were included in accounts payable for unpaid capital expenditures. As of December 29, 2024 and June 30, 2024, $702 and $879, respectively, were included in accounts payable for unpaid capital expenditures.

During the six-months ended December 28, 2025 and December 29, 2024, UNIFI recorded non-cash activity relating to finance leases of $3,705 and $0, respectively.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15. Restructuring Costs, Net

On February 3, 2025, UNIFI announced the pending closure of its manufacturing facility in Madison, North Carolina, and a plan to transition the associated manufacturing operations to other production facilities in North and Central America. In the fourth quarter of fiscal 2025, UNIFI sold the Madison, North Carolina facility, as well as certain machinery and equipment located thereon, for a cash purchase price of $45,000 (the "Madison Sale"). The net proceeds of the Madison Sale were used to repay a portion of the principal balance of the term loan and revolving credit facility outstanding under the 2022 Credit Agreement.

As part of the Madison Sale, the Company entered into an amendment to the purchase agreement for the potential payment of deferred compensation to UNIFI in the amount of (i) $8,000, if certain energy supply conditions are met within two years of closing, (ii) $5,000, if the same conditions are not met within two years of closing but are met within three years of closing, and (iii) up to $5,000, if certain additional energy conditions beyond those referred to in (i) and (ii) are met within four years of closing. The maximum potential future payments to UNIFI are $13,000. No amounts related to such future payments have been recorded in the Consolidated Financial Statements as of December 28, 2025.

During the three and six months ended December 28, 2025, UNIFI incurred transition costs related to the consolidation of Americas yarn manufacturing operations discussed above for facility closure and equipment relocation costs including asset impairments and disposals net of any salvage proceeds and employee separation costs that were recorded within Restructuring costs, net in the Consolidated Statements of Operations.

The restructuring expenses (benefits) incurred in all periods primarily impacted the Americas Segment.

A summary of the restructuring activities (benefits) consists of the following:

	For the Three Months Ended	For the Six Months Ended
	December 28, 2025	December 28, 2025
Facility closure and equipment relocation costs	$(308)	$713
Employee separation costs	1,093	1,140
Restructuring costs, net	785	1,853

Beginning Liability	222	289
Restructuring costs, net	785	1,853
Gain on disposals of assets	318	125
Cash payments	(1,042)	(1,984)
Liability as of December 28, 2025	283	283

During October 2025, UNIFI implemented additional cost-saving initiatives that included reducing variable manufacturing costs across labor, spend, and support functions, while also eliminating salaried positions in the U.S. (the "Fiscal 2026 Profit Improvement Plan"). During the three-months ended December 28, 2025, UNIFI incurred employee separation costs of $1,093 related to the Fiscal 2026 Profit Improvement Plan.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

16. Other Financial Data

Select balance sheet information is presented in the following table.

	December 28, 2025	June 29, 2025
Receivables, net:
Customer receivables	$58,603	$76,594
Allowance for uncollectible accounts	(2,070)	(2,451)
Reserves for quality claims	(757)	(912)
Net customer receivables	55,776	73,231
Banker's acceptance notes	976	1,334
Other receivables	1,218	818
Total receivables, net	$57,970	$75,383

Inventories:
Raw materials	$40,483	$48,752
Supplies	12,273	11,779
Work in process	3,815	5,246
Finished goods	50,920	61,116
Gross inventories	107,491	126,893
Net realizable value adjustment	(4,406)	(3,964)
Total inventories	$103,085	$122,929

Other current assets:
Prepaid expenses and other	$3,249	$3,475
Value-added taxes receivable	1,960	2,365
Vendor deposits	1,092	2,775
Contract assets	308	607
Total other current assets	$6,609	$9,222

Property, plant and equipment, net:
Land	$1,041	$1,039
Land improvements	10,425	10,425
Buildings and improvements	126,872	126,720
Assets under finance leases	23,471	19,756
Machinery and equipment	585,222	593,771
Computers, software and office equipment	24,937	25,400
Transportation equipment	10,475	10,789
Construction in progress	1,317	2,153
Gross property, plant and equipment	783,760	790,053
Less: accumulated depreciation	(607,581)	(608,133)
Less: accumulated amortization – finance leases	(9,972)	(8,997)
Total property, plant and equipment, net	$166,207	$172,923

Other non-current assets:
Grantor trust	$2,525	$2,310
Investment in unconsolidated affiliate	1,141	1,151
Intangible assets, net	519	573
Other	737	870
Total other non-current assets	$4,922	$4,904

Other current liabilities:
Payroll and fringe benefits	$4,469	$6,815
Incentive compensation	1,921	5,652
Utilities	1,435	2,236
Deferred revenue	970	1,236
Property taxes, interest and other	3,644	2,960
Total other current liabilities	$12,439	$18,899

Other long-term liabilities:
Nonqualified deferred compensation plan obligation	$2,616	$2,402
Uncertain tax positions	1,294	1,227
Other	229	260
Total other long-term liabilities	$4,139	$3,889

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended December 28, 2025, while a reference to the “prior period” refers to the three-month period ended December 29, 2024. A reference to the “current six-month period” refers to the six-month period ended December 28, 2025, while a reference to the “prior six-month period” refers to the six-month period ended December 29, 2024. Such references may be accompanied by certain phrases for added clarity. The current period and the prior period each consisted of 13 weeks. The current six-month period and the prior six-month period each consisted of 26 weeks.

Our discussions in this Item 2 focus on our results during, or as of, the three months ended December 28, 2025 and December 29, 2024, and, to the extent applicable, any material changes from the information discussed in the 2025 Form 10-K or other important intervening developments or information. These discussions should be read in conjunction with the 2025 Form 10-K for more detailed and background information about our business, operations, and financial condition.

Discussion of foreign currency translation is primarily associated with changes in the Brazilian Real (“BRL”) and changes in the Chinese Renminbi (“RMB”) versus the U.S. Dollar (“USD”). Weighted average exchange rates were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
BRL to USD	5.39	5.80	5.42	5.66
RMB to USD	7.09	7.19	7.12	7.18

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

UNIFI has been expanding its supply chain and business model across multiple geographies over the last several years. Particularly, (i) our feedstock supply spans multiple domestic and foreign markets, (ii) our commercial position in the Central American market remains key to servicing compliant business for USMCA and CAFTA-DR programs, and (iii) we have expanded our asset light model beyond China with the addition of Unifi Textiles India in October 2024. Each of these initiatives affords us diversity in this dynamic trade environment and greater flexibility in servicing our customer base.

Specific to other ongoing geopolitical tensions, we recognize the disruption to global markets and supply chains caused by the conflicts in Ukraine and the Middle East, however we have not been directly impacted. Additionally, we are closely monitoring developments in Latin America and the Caribbean following recent U.S. military action in Venezuela. It is too early to determine how this situation may evolve or what implications it could have for UNIFI, but no direct impacts have occurred in fiscal 2026. We will continue to assess developments and react as appropriate. Indirectly, we recognize that additional or prolonged impacts to the petroleum or other global markets could cause further inflationary pressures to our global raw material costs or additional unforeseen adverse impacts.

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

Fiscal 2026 Profit Improvement Plan

During October 2025, UNIFI implemented additional cost-saving initiatives that include reducing variable manufacturing costs across labor, spend, and support functions, while also eliminating salaried positions in the U.S. ("Fiscal 2026 Profit Improvement Plan"). Accordingly, UNIFI recorded employee separation costs of $1,093 in connection with the Fiscal 2026 Profit Improvement Plan and a $308 gain from disposals of assets from the consolidation of Americas yarn manufacturing operations.

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

Review of Results of Operations

Three Months Ended December 28, 2025 Compared to Three Months Ended December 29, 2024

Consolidated Overview

The below tables provide:

•
the components of net loss and the percentage increase or decrease over the prior period amounts, and
•
a reconciliation from net loss to EBITDA and Adjusted EBITDA.

Following the tables is a discussion and analysis of the significant components of net loss.

Net Loss

	For the Three Months Ended
	December 28, 2025		December 29, 2024
		% of Net Sales		% of Net Sales	% Change
Net sales	$121,368	100.0	$138,880	100.0	(12.6)
Cost of sales	117,757	97.0	138,346	99.6	(14.9)
Gross profit	3,611	3.0	534	0.4	nm
SG&A	9,713	8.0	12,921	9.3	(24.8)
Provision (benefit) for bad debts	119	0.1	(96)	(0.1)	nm
Restructuring costs, net	785	0.7	—	—	nm
Gain on sale of assets	—	—	(4,296)	(3.1)	nm
Other operating expense (income), net	273	0.2	(431)	(0.3)	(163.3)
Operating loss	(7,279)	(6.0)	(7,564)	(5.4)	(3.8)
Interest expense, net	1,329	1.1	2,221	1.6	(40.2)
Equity in loss of unconsolidated affiliate	146	0.1	262	0.2	(44.3)
Loss before income taxes	(8,754)	(7.2)	(10,047)	(7.2)	(12.9)
Provision for income taxes	952	0.8	1,345	1.0	(29.2)
Net loss	$(9,706)	(8.0)	$(11,392)	(8.2)	(14.8)

nm = not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net loss to EBITDA and Adjusted EBITDA were as follows:

	For the Three Months Ended
	December 28, 2025	December 29, 2024
Net loss	$(9,706)	$(11,392)
Interest expense, net	1,329	2,221
Provision for income taxes	952	1,345
Depreciation and amortization expense (1)	5,891	6,283
EBITDA	(1,534)	(1,543)

Restructuring costs, net (2)	785	—
Gain on sale of warehouse (3)	—	(4,296)
Adjusted EBITDA	$(749)	$(5,839)

(1)
Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. However, within the accompanying Condensed Consolidated Statements of Cash Flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.
(2)
In the second quarter of fiscal 2026, UNIFI recorded employee separation costs of $1,093 in connection with the Fiscal 2026 Profit Improvement Plan and a $308 gain from disposals of assets from the consolidation of Americas yarn manufacturing operations.
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

	For the Three Months Ended December 28, 2025				For the Three Months Ended December 29, 2024
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(8,754)	$(952)	$(9,706)	$(0.53)	$(10,047)	$(1,345)	$(11,392)	$(0.62)
Restructuring costs, net (1)	785	(11)	774	0.05	—	—	—	—
Gain on sale of warehouse (2)	—	—	—	—	(4,296)	—	(4,296)	(0.24)
Adjusted results	$(7,969)	$(963)	$(8,932)	$(0.48)	$(14,343)	$(1,345)	$(15,688)	$(0.86)

Weighted average common shares outstanding				18,421				18,288

(1)
In the second quarter of fiscal 2026, UNIFI recorded employee separation costs of $1,093 in connection with the Fiscal 2026 Profit Improvement Plan and a $308 gain from disposals of assets from the consolidation of Americas yarn manufacturing operations. The associated tax impact was estimated to be $11 related to employee separation costs in the Asia Segment.
(2)
In the second quarter of fiscal 2025, UNIFI recorded a gain of $4,296 related to the sale of a warehouse located in Yadkinville, North Carolina. The associated tax impact was estimated to be $0 due to a valuation allowance against net operating losses and capital losses in the U.S.

Net Sales

Consolidated net sales for the current period decreased by $17,512, or 12.6%, and consolidated sales volumes decreased 9.8% as customer inventories being reduced led to lower demand for UNIFI, compared to the prior period. Net sales in the current period were lower primarily due to (i) lower sales volumes in the Asia Segment, (ii) lower-priced sales mix in the Americas Segment, partially offset by improved sales volumes, and (iii) lower sales volumes and prices in the Brazil Segment. Overall sales remain depressed, particularly in the Americas and Asia Segments as a result of continued volatility from uncertainty over global trade policies and competition from lower-priced products.

Consolidated weighted average sales prices decreased 2.8%. The decrease in sales prices was primarily attributable to sales mix and lower average selling prices in the Americas and Brazil Segments.

REPREVE® Fiber products for the current period comprised 28%, or $34,264, of consolidated net sales, compared to 31%, or $43,272, for the prior period.

Gross Profit

Gross profit for the current period increased to $3,611 from $534 in the prior period. Gross profit increased primarily due to (i) variable cost-saving initiatives and (ii) improved utilization in certain manufacturing areas, partially offset by (a) lower sales volumes and (b) production volatility and limited demand visibility due to the tariff uncertainty in the Americas Segment. Gross profit continues to be unfavorably impacted by demand volatility in the Americas Segment and import pricing pressures in the Brazil Segment.

•
For the Americas Segment, gross profit increased primarily due to variable cost-saving initiatives, partially offset by (a) demand and production volatility stemming from tariff uncertainty and inventory management efforts from customers and (b) a weaker sales mix.
•
For the Brazil Segment, gross profit decreased primarily due to (i) lower sales volumes and (ii) competitive pricing pressures.
•
For the Asia Segment, gross profit decreased primarily due to lower sales volumes, partially offset by higher-priced sales mix.

SG&A

SG&A decreased from the prior period to the current period, primarily due to the actions taken as part of the Fiscal 2026 Profit Improvement Plan.

Provision (Benefit) for Bad Debts

The current period and prior period provision reflect no material activity.

Restructuring Costs, Net

During October 2025, UNIFI implemented additional cost-saving initiatives that include reducing variable manufacturing costs across labor, spend, and support functions, while also eliminating a meaningful percentage of salaried positions in the U.S. During the three-months ended December 28, 2025, UNIFI incurred employee separation costs of $1,093 related to the Fiscal 2026 Profit Improvement Plan. Additionally, UNIFI recognized a gain of $308 during the current period from disposals of assets in conjunction with the consolidation of Americas yarn manufacturing operations.

Gain on Sale of Assets

In the second quarter of fiscal 2025, UNIFI recorded a gain of $4,296 related to the sale of a warehouse located in Yadkinville, North Carolina.

Other Operating Expense (Income), Net

Other operating expense, net for the current period and the prior period included foreign currency transaction losses (gains) of $325 and $(221), respectively, with no other meaningful activity.

Interest Expense, Net

Interest expense, net decreased in connection with lower average debt principal and lower average interest rates.

Equity in Loss of Unconsolidated Affiliate

There was no material activity for the current period or the prior period.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Three Months Ended
	December 28, 2025	December 29, 2024
Provision for income taxes	$952	$1,345
Effective tax rate	(10.9)%	(13.4)%

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

The increase in the effective tax rate from the prior period to the current period is primarily attributable to lower foreign earnings in the current period.

Net Loss

The improvement in net loss was primarily attributable to (i) increased gross profit, (ii) lower SG&A expenses, (iii) lower interest expense, net and (iv) lower income tax expense, partially offset by (a) restructuring costs, net incurred in the current period and (b) a gain on sale of assets in the prior period.

Adjusted EBITDA and Adjusted EPS (Non-GAAP Financial Measures)

Adjusted EBITDA and Adjusted EPS increased primarily due to higher gross profit and lower SG&A expenses.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current period.

Americas Segment

The components of Segment Profit (Loss), each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Americas Segment, were as follows:

	For the Three Months Ended
	December 28, 2025		December 29, 2024
		% of Net Sales		% of Net Sales	% Change
Net sales	$77,233	100.0	$83,095	100.0	(7.1)
Cost of sales	77,632	100.5	89,635	107.9	(13.4)
Gross loss	(399)	(0.5)	(6,540)	(7.9)	(93.9)
Depreciation expense	4,945	6.4	5,334	6.4	(7.3)
Segment Profit (Loss)	$4,546	5.9	$(1,206)	(1.5)	nm

Segment net sales as a percentage of consolidated amounts	63.6%		59.8%
Segment Profit (Loss) as a percentage of consolidated amounts	49.0%		(18.6)%

nm = not meaningful

The change in net sales for the Americas Segment was as follows:

Net sales for the prior period	$83,095
Change in average selling price and sales mix	(9,543)
Increase in sales volumes	3,681
Net sales for the current period	$77,233

The decrease in net sales for the Americas Segment from the prior period to the current period was primarily attributable to lower fiber sales volumes and higher Flake sales volumes, driving a decrease in average selling price.

The change in Segment (Loss) Profit for the Americas Segment was as follows:

Segment Loss for the prior period	$(1,206)
Increase in underlying unit margins	5,752
Segment Profit for the current period	$4,546

The increase in Segment Profit for the Americas Segment from the prior period to the current period was primarily attributable to cost-saving initiatives and productivity improvements, including reductions in manufacturing costs from the consolidation of Americas yarn manufacturing operations and the Fiscal 2026 Profit Improvement Plan.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Brazil Segment, were as follows:

	For the Three Months Ended
	December 28, 2025		December 29, 2024
		% of Net Sales		% of Net Sales	% Change
Net sales	$23,328	100.0	$27,482	100.0	(15.1)
Cost of sales	22,272	95.5	23,696	86.2	(6.0)
Gross profit	1,056	4.5	3,786	13.8	(72.1)
Depreciation expense	700	3.0	602	2.2	16.3
Segment Profit	$1,756	7.5	$4,388	16.0	(60.0)

Segment net sales as a percentage of consolidated amounts	19.2%		19.8%
Segment Profit as a percentage of consolidated amounts	18.9%		67.7%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior period	$27,482
Decrease in average selling price and change in sales mix	(3,578)
Decrease in sales volumes	(2,685)
Favorable foreign currency translation effects	2,109
Net sales for the current period	$23,328

The decrease in net sales for the Brazil Segment from the prior period to the current period was primarily attributable to (i) lower selling prices associated with competitive pricing pressures and (ii) lower sales volumes due to market conditions, partially offset by favorable foreign currency translation effects from the strengthening of the BRL versus the USD.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior period	$4,388
Decrease in underlying unit margins	(2,523)
Decrease in sales volumes	(427)
Favorable foreign currency translation effects	318
Segment Profit for the current period	$1,756

The decrease in Segment Profit for the Brazil Segment from the prior period to the current period was primarily attributable to (i) lower conversion margins primarily due to sales mix and pricing pressures and (ii) a decrease in sales volumes discussed above, partially offset by favorable foreign currency translation effects from the strengthening of the BRL versus the USD. We continue to prioritize innovation and differentiation to improve our portfolio and competitive position in Brazil.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Asia Segment, were as follows:

	For the Three Months Ended
	December 28, 2025		December 29, 2024
		% of Net Sales		% of Net Sales	% Change
Net sales	$20,807	100.0	$28,303	100.0	(26.5)
Cost of sales	17,853	85.8	25,015	88.3	(28.6)
Gross profit	2,954	14.2	3,288	11.7	(10.2)
Depreciation expense	13	0.1	14	—	(7.1)
Segment Profit	$2,967	14.3	$3,302	11.7	(10.1)

Segment net sales as a percentage of consolidated amounts	17.1%		20.4%
Segment Profit as a percentage of consolidated amounts	32.0%		50.9%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior period	$28,303
Decrease in sales volumes	(8,966)
Change in average selling price and sales mix	1,068
Favorable foreign currency translation effects	402
Net sales for the current period	$20,807

The decrease in net sales for the Asia Segment from the prior period to current period was primarily attributable to an overall decrease in sales volumes due to competitive pricing pressures and the continued volatility introduced by recent tariffs, partially offset by a change in sales mix of REPREVE products.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior period	$3,302
Decrease in sales volumes	(1,049)
Change in underlying unit margins and sales mix	659
Favorable foreign currency translation effects	55
Segment Profit for the current period	$2,967

The decrease in Segment Profit for the Asia Segment from the prior period to the current period was primarily attributable to lower sales volumes discussed above, partially offset by a change in sales mix of REPREVE products.

Six Months Ended December 28, 2025 Compared to Six Months Ended December 29, 2024

Consolidated Overview

The below tables provide:

•
the components of net loss and the percentage increase or decrease over the prior six-month period amounts, and
•
a reconciliation from net loss to EBITDA and Adjusted EBITDA.

Following the tables is a discussion and analysis of the significant components of net loss.

Net Loss

	For the Six Months Ended
	December 28, 2025		December 29, 2024
		% of Net Sales		% of Net Sales	% Change
Net sales	$257,042	100.0	$286,252	100.0	(10.2)
Cost of sales	250,044	97.3	276,260	96.5	(9.5)
Gross profit	6,998	2.7	9,992	3.5	(30.0)
SG&A	21,661	8.4	24,763	8.7	(12.5)
Provision for bad debts	50	—	216	0.1	(76.9)
Restructuring costs, net	1,853	0.7	—	—	nm
Gain on sale of assets	—	—	(4,296)	(1.5)	nm
Other operating expense, net	343	0.2	89	—	nm
Operating loss	(16,909)	(6.6)	(10,780)	(3.8)	56.9
Interest expense, net	2,957	1.2	4,471	1.5	(33.9)
Equity in loss of unconsolidated affiliate	49	—	251	0.1	(80.5)
Loss before income taxes	(19,915)	(7.8)	(15,502)	(5.4)	28.5
Provision for income taxes	1,148	0.4	3,522	1.2	(67.4)
Net loss	$(21,063)	(8.2)	$(19,024)	(6.6)	10.7

nm = not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net loss to EBITDA and Adjusted EBITDA were as follows:

	For the Six Months Ended
	December 28, 2025	December 29, 2024
Net loss	$(21,063)	$(19,024)
Interest expense, net	2,957	4,471
Provision for income taxes	1,148	3,522
Depreciation and amortization expense (1)	11,812	12,787
EBITDA	(5,146)	1,756

Restructuring costs, net (2)	785	—
Transition costs (3)	1,068	—
Gain on sale of warehouse (4)	—	(4,296)
Adjusted EBITDA	$(3,293)	$(2,540)

(1)
Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. However, within the accompanying Condensed Consolidated Statements of Cash Flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.
(2)
In the second quarter of fiscal 2026, UNIFI recorded employee separation costs of $1,093 in connection with the Fiscal 2026 Profit Improvement Plan and a $308 gain from disposals of assets from the consolidation of Americas yarn manufacturing operations.
(3)
In the first quarter of fiscal 2026, UNIFI incurred various transition costs totaling $1,068 in connection with the consolidation of its yarn manufacturing operations including (i) facility closure and equipment relocation costs (including asset impairments and disposals) of $1,021, and (ii) employee separation costs of $47. The facility closure, equipment relocation, and employee separation costs were all recorded within Restructuring costs, net in the Condensed Consolidated Statements of Operations.
(4)
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

	For the Six Months Ended December 28, 2025				For the Six Months Ended December 29, 2024
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(19,915)	$(1,148)	$(21,063)	$(1.15)	$(15,502)	$(3,522)	$(19,024)	$(1.04)
Restructuring costs, net (1)	785	(11)	774	0.04	—	—	—	—
Transition costs (2)	1,068	—	1,068	0.06	—	—	—	—
Gain on sale of warehouse (3)	—	—	—	—	(4,296)	—	(4,296)	(0.24)
Adjusted results	$(18,062)	$(1,159)	$(19,221)	$(1.05)	$(19,798)	$(3,522)	$(23,320)	$(1.28)

Weighted average common shares outstanding				18,391				18,272

(1)
In the second quarter of fiscal 2026, UNIFI recorded employee separation costs of $1,093 in connection with the Fiscal 2026 Profit Improvement Plan and a $308 gain from disposals of assets from the consolidation of Americas yarn manufacturing operations. The associated tax impact was estimated to be $11 related to employee separation costs in the Asia Segment.
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

Net Sales

Consolidated net sales for the current six-month period decreased by $29,210, or 10.2%, and consolidated sales volumes decreased 7.5%, compared to the prior six-month period. Net sales in the current six-month period were lower primarily due to (i) lower sales volumes in the Asia Segment, (ii) lower-priced sales mix in the Americas Segment, and (iii) lower sales volumes and prices in the Brazil Segment. Overall sales remain depressed, particularly in the Americas and Asia Segments as a result of continued volatility from uncertainty over global trade policies and competition from lower-priced products.

Consolidated weighted average sales prices decreased 2.7%. The decrease in sales prices was primarily attributable to sales mix and lower average selling prices in the Americas and Brazil Segments.

REPREVE® Fiber products for the current six-month period comprised 29%, or $73,536, of consolidated net sales, compared to 31%, or $88,014, for the prior six-month period.

Gross Profit

Gross profit for the current six-month period decreased to $6,998 from $9,992 in the prior six-month period. Gross profit decreased primarily due to (i) lower sales volumes, (ii) lower overall conversion margins and (iii) production volatility from an inability to forecast demand due to the tariff uncertainty in the Americas Segment. The decrease was partially offset by (a) variable cost-saving initiatives and (b) improved utilization in certain manufacturing areas. Gross profit continues to be unfavorably impacted by demand volatility in the Americas Segment and import pricing pressures in the Brazil Segment.

•
For the Americas Segment, gross profit increased primarily due to overall cost-saving initiatives, including reductions in manufacturing costs from the Americas yarn manufacturing consolidation and the Fiscal 2026 Profit Improvement Plan, partially offset by (a) demand and production volatility stemming from tariff uncertainty and (b) lower conversion margins from a lower-priced sales mix.
•
For the Brazil Segment, gross profit decreased primarily due to (i) lower sales volumes and (ii) competitive pricing pressures.
•
For the Asia Segment, gross profit decreased primarily due to lower sales volumes.

SG&A

SG&A decreased from the prior six-month period to the current six-month period, primarily due to the actions from the Fiscal 2026 Profit Improvement Plan.

Provision for Bad Debts

The current six-month period and prior six-month period provision reflect no material activity.

Restructuring Costs, Net

On February 3, 2025, UNIFI announced the closing of its Madison, North Carolina facility and the transition of those manufacturing operations to other UNIFI production facilities in North and Central America. As a result, UNIFI incurred transition costs of $1,068 in the current six-month period which consisted of (i) equipment relocation and facility closure costs (including asset impairments and disposals) of $1,021 and (ii) employee separation costs of $47. There were no Restructuring costs for the prior six-month period.

During October 2025, UNIFI implemented additional cost-saving initiatives that include reducing variable manufacturing costs across labor, spend, and support functions, while also eliminating a meaningful percentage of salaried positions in the U.S. During the three-months ended December 28, 2025, UNIFI incurred employee separation costs of $1,093 related to the Fiscal 2026 Profit Improvement Plan. Additionally, UNIFI recognized a gain of $308 during the current period from disposals of assets in conjunction with the consolidation of Americas yarn manufacturing operations.

Gain on Sale of Assets

In the second quarter of fiscal 2025, UNIFI recorded a gain of $4,296 related to the sale of a warehouse located in Yadkinville, North Carolina.

Other Operating Expense, Net

Other operating expense, net for the current six-month period and the prior six-month period include foreign currency transaction losses of $375 and $268, respectively, with no other meaningful activity.

Interest Expense, Net

Interest expense, net decreased in connection with lower average debt principal and lower average interest rates.

Equity in Loss of Unconsolidated Affiliate

There was no material activity for the current six-month period or the prior six-month period.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Six Months Ended
	December 28, 2025	December 29, 2024
Provision for income taxes	$1,148	$3,522
Effective tax rate	(5.8)%	(22.7)%

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

The increase in the effective tax rate from the prior six-month period to the current six-month period is primarily attributable to lower foreign earnings in the current six-month period.

Net Loss

The increase in net loss was primarily attributable to (i) decreased gross profit and (ii) restructuring costs, net incurred in the current six-month period and (iii) a gain on sale of assets in the prior six-month period, partially offset by (a) lower SG&A expenses, (b) lower interest expense, net, and (c) lower income tax expense.

Adjusted EBITDA and Adjusted EPS (Non-GAAP Financial Measures)

Adjusted EBITDA decreased primarily due to lower gross profit, partially offset by lower SG&A. Adjusted EPS improved primarily due to (i) lower interest expense and (ii) income tax expense.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current six-month period.

Americas Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior six-month period amounts for the Americas Segment, were as follows:

	For the Six Months Ended
	December 28, 2025		December 29, 2024
		% of Net Sales		% of Net Sales	% Change
Net sales	$162,429	100.0	$169,378	100.0	(4.1)
Cost of sales	164,540	101.3	177,296	104.7	(7.2)
Gross loss	(2,111)	(1.3)	(7,918)	(4.7)	(73.3)
Depreciation expense	9,822	6.0	10,744	6.4	(8.6)
Segment Profit	$7,711	4.7	$2,826	1.7	172.9

Segment net sales as a percentage of consolidated amounts	63.2%		59.2%
Segment Profit as a percentage of consolidated amounts	42.1%		12.8%

The change in net sales for the Americas Segment was as follows:

Net sales for the prior six-month period	$169,378
Change in average selling price and sales mix	(12,013)
Increase in sales volumes	5,064
Net sales for the current six-month period	$162,429

The decrease in net sales for the Americas Segment from the prior six-month period to the current six-month period was primarily attributable to a lower-priced sales mix which was partially offset by higher sales volumes.

The change in Segment Profit for the Americas Segment was as follows:

Segment Profit for the prior six-month period	$2,826
Change in underlying unit margins and sales mix	4,800
Increase in sales volumes	85
Segment Profit for the current six-month period	$7,711

The increase in Segment Profit for the Americas Segment from the prior six-month period to the current six-month period was primarily attributable to overall cost-saving initiatives, including reductions in manufacturing costs from the consolidation of Americas yarn manufacturing operations and the Fiscal 2026 Profit Improvement Plan.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior six-month period amounts for the Brazil Segment, were as follows:

	For the Six Months Ended
	December 28, 2025		December 29, 2024
		% of Net Sales		% of Net Sales	% Change
Net sales	$52,089	100.0	$61,792	100.0	(15.7)
Cost of sales	48,372	92.9	50,069	81.0	(3.4)
Gross profit	3,717	7.1	11,723	19.0	(68.3)
Depreciation expense	1,483	2.9	1,343	2.1	10.4
Segment Profit	$5,200	10.0	$13,066	21.1	(60.2)

Segment net sales as a percentage of consolidated amounts	20.3%		21.6%
Segment Profit as a percentage of consolidated amounts	28.4%		59.1%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior six-month period	$61,792
Change in average selling price and change in sales mix	(7,165)
Decrease in sales volumes	(5,281)
Favorable foreign currency translation effects	2,743
Net sales for the current six-month period	$52,089

The decrease in net sales for the Brazil Segment from the prior six-month period to the current six-month period was primarily attributable to (i) lower selling prices associated with competitive pricing pressures and (ii) lower sales volumes due to market conditions, partially offset by favorable foreign currency translation effects from the strengthening of the BRL versus the USD.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior six-month period	$13,066
Decrease in underlying unit margins	(7,234)
Decrease in sales volumes	(1,108)
Favorable foreign currency translation effects	476
Segment Profit for the current six-month period	$5,200

The decrease in Segment Profit for the Brazil Segment from the prior six-month period to the current six-month period was primarily attributable to (i) lower conversion margins primarily due to sales mix and pricing pressures and (ii) a decrease in sales volumes discussed above, partially offset by favorable foreign currency translation effects from the strengthening of the BRL versus the USD. We continue to prioritize innovation and differentiation to improve our portfolio and competitive position in Brazil.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior six-month period amounts for the Asia Segment, were as follows:

	For the Six Months Ended
	December 28, 2025		December 29, 2024
		% of Net Sales		% of Net Sales	% Change
Net sales	$42,524	100.0	$55,082	100.0	(22.8)
Cost of sales	37,132	87.3	48,895	88.8	(24.1)
Gross profit	5,392	12.7	6,187	11.2	(12.8)
Depreciation expense	27	—	31	0.1	(12.9)
Segment Profit	$5,419	12.7	$6,218	11.3	(12.8)

Segment net sales as a percentage of consolidated amounts	16.5%		19.2%
Segment Profit as a percentage of consolidated amounts	29.6%		28.1%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior six-month period	$55,082
Decrease in sales volumes	(12,736)
Change in average selling price and sales mix	(251)
Favorable foreign currency translation effects	429
Net sales for the current six-month period	$42,524

The decrease in net sales for the Asia Segment from the prior six-month period to current six-month period was primarily attributable to (i) an overall decrease in sales volumes due to competitive pricing pressures and the continued volatility introduced by recent tariffs and (ii) a change in sales mix of REPREVE products.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior six-month period	$6,218
Decrease in sales volumes	(1,440)
Change in underlying unit margins and sales mix	641
Segment Profit for the current six-month period	$5,419

The decrease in Segment Profit for the Asia Segment from the prior six-month period to the current six-month period was primarily attributable to a decline in sales volumes as discussed above.

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

UNIFI’s primary capital requirements are for working capital, capital expenditures, and debt service. UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the 2022 Credit Agreement and the 2024 Facility. For the current six-month period, cash provided by operations was $16,362 and, at December 28, 2025, availability under the ABL Revolver and 2024 Facility was $34,329 and $583, respectively.

As of December 28, 2025, all of UNIFI’s $105,405 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital, and total debt obligations as of December 28, 2025 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$29	$30,163	$30,192
Potential borrowings available under financing arrangements	34,912	—	34,912
Trigger level under ABL Revolver	(16,500)	—	(16,500)
Available Liquidity	$18,441	$30,163	$48,604

Working capital	$51,585	$97,644	$149,229
Total debt obligations	$105,405	$—	$105,405

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

The following outlines the attributes relating to our credit facilities as of December 28, 2025:

•
UNIFI was in compliance with all applicable financial covenants in the 2022 Credit Agreement and 2024 Facility;
•
availability under the 2024 Facility was $583 as of December 28, 2025;
•
availability exceeding the Trigger Level (as defined in the 2022 Credit Agreement) under the ABL Revolver was $17,829;
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

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	December 28, 2025	June 29, 2025
Long-term debt	$92,601	$95,727
Current portion of long-term debt	12,708	12,159
Unamortized debt issuance costs	96	122
Debt principal	105,405	108,008
Less: cash and cash equivalents	30,192	22,664
Net Debt	$75,213	$85,344

The decrease in Net Debt primarily reflects the generation of operating cash flows during fiscal 2026, aided by reduced levels of capital expenditures.

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measure)

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	December 28, 2025	June 29, 2025
Cash and cash equivalents	$30,192	$22,664
Receivables, net	57,970	75,383
Inventories	103,085	122,929
Income taxes receivable	1,232	5,429
Other current assets	6,609	9,222
Accounts payable	(21,888)	(37,468)
Other current liabilities	(12,439)	(18,899)
Income taxes payable	(300)	(49)
Current operating lease liabilities	(2,524)	(2,368)
Current portion of long-term debt	(12,708)	(12,159)
Working capital	$149,229	$164,684

Less: Cash and cash equivalents	(30,192)	(22,664)
Less: Income taxes receivable	(1,232)	(5,429)
Less: Income taxes payable	300	49
Less: Current operating lease liabilities	2,524	2,368
Less: Current portion of long-term debt	12,708	12,159
Adjusted Working Capital	$133,337	$151,167

Adjusted Working Capital decreased $17,830 from June 29, 2025 to December 28, 2025.

The decrease in Adjusted Working Capital was primarily attributable to the decreases in (i) inventories due to lower units on hand, (ii) receivables, net due to lower sales and the timing of cash receipts, and (iii) other current assets primarily due to lower vendor deposits and value-added taxes receivable. These were partially offset by reductions in (a) accounts payable primarily due to lower production activity and variable cost-saving initiatives and (b) other current liabilities due primarily to the payment of incentive compensation earned in fiscal 2025.

Operating Cash Flows

The significant components of net cash provided (used) by operating activities are summarized below.

	For the Six Months Ended
	December 28, 2025	December 29, 2024
Net loss	$(21,063)	$(19,024)
Equity in loss of unconsolidated affiliate	49	251
Depreciation and amortization expense	11,925	12,881
Non-cash compensation expense	1,608	1,658
Gain on sale of assets	(308)	(4,296)
Deferred income taxes	333	628
Subtotal	(7,456)	(7,902)

Receivables, net	17,540	8,228
Inventories	19,965	(4,841)
Accounts payable and other current liabilities	(21,203)	(8,155)
Other changes	7,516	(2,334)
Net cash provided (used) by operating activities	$16,362	$(15,004)

The change in operating cash flows was primarily due to the reduction of working capital balances during the current six-month period compared to the prior six-month period.

For the current six-month period, the decreases in accounts receivable was largely driven by a decrease in sales and the timing of cash receipts. The decrease in inventories was driven by concerted efforts to reduce inventory levels in response to the lower demand environment. The decrease in accounts payable and other current liabilities was largely due to lower production activity, variable cost-saving initiatives, and the payment of incentive compensation liabilities. Other changes comprise mostly decreases in income tax receivables and other current assets due to the utilization of tax credits, an income tax refund, and lower vendor deposits in Brazil.

For the prior six-month period, the decreases in accounts payable and other current liabilities was primarily due to seasonally lower production activity which included scheduled holiday shutdown periods. Inventories increased primarily due to higher average unit costs. Other changes comprised mostly of higher vendor deposits and recoverable value added taxes (following the increased value of inventories). The decrease in accounts receivable was largely driven by the decrease in sales and timing of cash receipts.

Investing Cash Flows

Investing activities primarily include $3,084 for capital expenditures. UNIFI expects recent and future capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

Financing Cash Flows

Financing activities primarily include principal payments on the ABL Term Loan and finance leases.

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

Except for the $3,705 of new finance leases that commenced during the six months ended December 28, 2025, there have been no material changes in the scheduled maturities of UNIFI’s contractual obligations as disclosed under the heading “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Form 10-K.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities. As of December 28, 2025, UNIFI had borrowings under the 2022 ABL Term Facility and 2024 Facility that totaled $95,200. UNIFI’s sensitivity analysis indicates that a 50-basis point interest rate increase as of December 28, 2025 would result in an increase in annual interest expense of approximately $500.

Foreign Currency Exchange Rate Risk

A complete discussion of foreign currency exchange rate risk is included in the 2025 Form 10-K and is supplemented by the following disclosures.

As of December 28, 2025, UNIFI had no outstanding foreign currency forward contracts. As of December 28, 2025, foreign currency exchange rate risk positions included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	32.3%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$13,045
Denominated in RMB	993
Denominated in BRL	12,152
Denominated in other foreign currencies	717
Total cash and cash equivalents held outside the U.S.	$26,907
Percentage of total cash and cash equivalents held outside the U.S.	89.1%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$3,256

Raw Material and Commodity Cost Risks

A complete discussion of raw material and commodity cost risks is included in the 2025 Form 10-K.

Other Risks

UNIFI is also exposed to geopolitical risk, including changing laws and regulations governing international trade, such as quotas, tariffs, and tax laws. The degree of impact and the frequency of these events cannot be predicted.

Item 4. Controls and Procedures

As of December 28, 2025, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and the principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended December 28, 2025 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended December 28, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

10.1+	Form of Performance Share Unit Agreement for Employees for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (File No. 001-10542).

10.2+	Form of Cash Settled Performance Share Unit Agreement for Employees for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (File No. 001-10542).

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+ Filed herewith.

++ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: February 4, 2026	By:	/s/ ANDREW J. EAKER
Andrew J. Eaker
Executive Vice President & Chief Financial Officer Treasurer
(Principal Financial Officer and Principal Accounting Officer)