Form 10-Q
period 2026-03-29
UNIFI INC
filed 2026-05-06
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2026

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

As of May 1, 2026, there were 18,587,254 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 29, 2026

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION
		Page

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 29, 2026 and June 29, 2025	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months Ended March 29, 2026 and March 30, 2025	2

	Condensed Consolidated Statements of Shareholders’ Equity for the Three Months and Nine Months Ended March 29, 2026 and March 30, 2025	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 29, 2026 and March 30, 2025	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

	Signatures	32

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 29, 2026	June 29, 2025
ASSETS
Cash and cash equivalents	$26,561	$22,664
Receivables, net	73,629	75,383
Inventories	103,931	122,929
Income taxes receivable	947	5,429
Other current assets	7,337	9,222
Total current assets	212,405	235,627
Property, plant and equipment, net	162,709	172,923
Operating lease assets	7,119	7,879
Deferred income taxes	5,476	5,535
Other non-current assets	4,665	4,904
Total assets	$392,374	$426,868

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$36,211	$37,468
Income taxes payable	661	49
Current operating lease liabilities	2,289	2,368
Current portion of long-term debt	12,614	12,159
Other current liabilities	16,308	18,899
Total current liabilities	68,083	70,943
Long-term debt	82,242	95,727
Non-current operating lease liabilities	4,878	5,614
Deferred income taxes	1,178	1,224
Other long-term liabilities	4,122	3,889
Total liabilities	160,503	177,397

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,587,254 and 18,360,663 shares issued and outstanding as of March 29, 2026 and June 29, 2025, respectively)	1,859	1,836
Capital in excess of par value	76,254	74,095
Retained earnings	215,680	239,049
Accumulated other comprehensive loss	(61,922)	(65,509)
Total shareholders’ equity	231,871	249,471
Total liabilities and shareholders’ equity	$392,374	$426,868

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Net sales	$130,037	$146,557	$387,079	$432,809
Cost of sales	120,920	147,002	370,964	423,262
Gross profit (loss)	9,117	(445)	16,115	9,547
Selling, general and administrative expenses	11,188	12,295	32,849	37,058
Benefit for bad debts	(294)	(255)	(244)	(39)
Restructuring costs, net	—	1,320	1,853	1,320
Gain on sale of assets	—	—	—	(4,296)
Other operating (income) expense, net	(1,660)	55	(1,317)	144
Operating loss	(117)	(13,860)	(17,026)	(24,640)
Interest income	(446)	(198)	(1,294)	(632)
Interest expense	1,559	2,417	5,364	7,322
Equity in loss of unconsolidated affiliate	240	216	289	467
Loss before income taxes	(1,470)	(16,295)	(21,385)	(31,797)
Provision for income taxes	836	499	1,984	4,021
Net loss	$(2,306)	$(16,794)	$(23,369)	$(35,818)

Net loss per common share:
Basic	$(0.12)	$(0.92)	$(1.27)	$(1.96)
Diluted	$(0.12)	$(0.92)	$(1.27)	$(1.96)

Comprehensive income (loss):

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Net loss	$(2,306)	$(16,794)	$(23,369)	$(35,818)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,366	7,194	3,587	(1,524)
Other comprehensive income (loss)	3,366	7,194	3,587	(1,524)
Comprehensive income (loss)	$1,060	$(9,600)	$(19,782)	$(37,342)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 28, 2025	18,578	$1,858	$75,442	$217,986	$(65,288)	$229,998
Conversion of equity units	13	2	(2)	—	—	—
Stock-based compensation	—	—	823	—	—	823
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(4)	(1)	(9)	—	—	(10)
Other comprehensive income, net of tax	—	—	—	—	3,366	3,366
Net loss	—	—	—	(2,306)	—	(2,306)
Balance at March 29, 2026	18,587	$1,859	$76,254	$215,680	$(61,922)	$231,871

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 29, 2025	18,361	$1,836	$74,095	$239,049	$(65,509)	$249,471
Conversion of equity units	297	30	(30)	—	—	—
Stock-based compensation	—	—	2,431	—	—	2,431
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(71)	(7)	(242)	—	—	(249)
Other comprehensive income, net of tax	—	—	—	—	3,587	3,587
Net loss	—	—	—	(23,369)	—	(23,369)
Balance at March 29, 2026	18,587	$1,859	$76,254	$215,680	$(61,922)	$231,871

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 29, 2024	18,345	$1,835	$72,490	$240,373	$(77,507)	$237,191
Options exercised	7	—	31	—	—	31
Conversion of equity units	11	2	(2)	—	—	—
Stock-based compensation	—	—	784	—	—	784
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(3)	(1)	(19)	—	—	(20)
Other comprehensive income, net of tax	—	—	—	—	7,194	7,194
Net loss	—	—	—	(16,794)	—	(16,794)
Balance at March 30, 2025	18,360	$1,836	$73,284	$223,579	$(70,313)	$228,386

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2024	18,252	$1,825	$70,952	$259,397	$(68,789)	$263,385
Options exercised	12	1	66	—	—	67
Conversion of equity units	124	13	(13)	—	—	—
Stock-based compensation	—	—	2,442	—	—	2,442
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(28)	(3)	(163)	—	—	(166)
Other comprehensive loss, net of tax	—	—	—	—	(1,524)	(1,524)
Net loss	—	—	—	(35,818)	—	(35,818)
Balance at March 30, 2025	18,360	$1,836	$73,284	$223,579	$(70,313)	$228,386

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	March 29, 2026	March 30, 2025
Cash and cash equivalents at beginning of period	$22,664	$26,805
Operating activities:
Net loss	(23,369)	(35,818)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in loss of unconsolidated affiliate	289	467
Depreciation and amortization expense	18,100	19,200
Non-cash compensation expense	2,431	2,442
Gain on foreign currency transaction, net	(1,775)	—
Gain on sale of assets	(308)	(4,296)
Deferred income taxes	231	563
Other, net	198	1,525
Changes in assets and liabilities:
Receivables, net	3,210	(1,757)
Inventories	21,185	(753)
Other current assets	2,089	(1,966)
Income taxes	5,409	(7,106)
Accounts payable and other current liabilities	(3,359)	2,020
Other, net	62	5,485
Net cash provided (used) by operating activities	24,393	(19,994)

Investing activities:
Capital expenditures	(3,872)	(7,915)
Proceeds from the sale of assets	501	8,094
Net cash (used) provided by investing activities	(3,371)	179

Financing activities:
Proceeds from ABL Revolver	81,500	167,150
Payments on ABL Revolver	(89,300)	(148,150)
Payments on ABL Term Loan	(6,900)	(6,900)
Payments on finance lease obligations	(2,412)	(2,397)
Other, net	(249)	(428)
Net cash (used) provided by financing activities	(17,361)	9,275

Effect of exchange rate changes on cash and cash equivalents	236	(10)
Net increase (decrease) in cash and cash equivalents	3,897	(10,550)
Cash and cash equivalents at end of period	$26,561	$16,255

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

The fiscal quarter for each of Unifi, Inc., its primary domestic operating subsidiaries and its subsidiary in El Salvador ended on March 29, 2026. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal quarters ended on March 31, 2026. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ fiscal quarters end. The three-month periods ended March 29, 2026 and March 30, 2025 both consisted of 13 weeks. The nine-month periods ended March 29, 2026 and March 30, 2025 both consisted of 39 weeks.

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

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Revenue

The following tables present net sales disaggregated by (i) classification of customer type and (ii) REPREVE® Fiber sales:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Third-party manufacturer	$129,237	$145,519	$384,554	$429,611
Service	800	1,038	2,525	3,198
Net sales	$130,037	$146,557	$387,079	$432,809

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
REPREVE® Fiber	$38,248	$44,699	$111,784	$132,713
All other products and services	91,789	101,858	275,295	300,096
Net sales	$130,037	$146,557	$387,079	$432,809

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

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	March 29, 2026	March 29, 2026	June 29, 2025
ABL Revolver	October 2027	7.8%	$3,200	$11,000
2024 Facility	October 2027	4.6%	22,000	22,000
ABL Term Loan	October 2027	5.8%	60,100	67,000
Finance lease obligations	(1)	4.9%	9,639	8,008
Total debt			94,939	108,008
Current portion of ABL Term Loan			(9,200)	(9,200)
Current portion of finance lease obligations			(3,414)	(2,959)
Unamortized debt issuance costs			(83)	(122)
Total long-term debt			$82,242	$95,727

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

6. Income Taxes

The provision for income taxes and effective tax rate were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Provision for income taxes	$836	$499	$1,984	$4,021
Effective tax rate	(56.9)%	(3.1)%	(9.3)%	(12.6)%

Income Tax Expense

UNIFI’s provision for income taxes for the nine months ended March 29, 2026 and March 30, 2025 was calculated by applying the estimated annual effective tax rate to year-to-date pre-tax book income and adjusting for discrete items that occurred during the period.

The effective tax rate for the three and nine months ended March 29, 2026 and March 30, 2025 varied from the U.S. federal statutory rate primarily due to the U.S. generated losses for which UNIFI does not expect to realize a future tax benefit.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 (the “Act”), making significant changes to the U.S. corporate income tax system. Based on current analysis of the Act, UNIFI does not expect these tax law changes to have a material impact on its financial statements given the current valuation allowance; however, UNIFI will continue to evaluate their impact as further information becomes available. UNIFI has reflected the impact of the enacted provisions in the three and nine months ended March 29, 2026.

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

9. Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Net loss	$(2,306)	$(16,794)	$(23,369)	$(35,818)
Basic weighted average shares	18,584	18,352	18,455	18,299
Net potential common share equivalents	—	—	—	—
Diluted weighted average shares	18,584	18,352	18,455	18,299
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	457	909	643	909
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	—	333	—	333

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

There were no related party receivables as of March 29, 2026 and June 29, 2025.

Related party payables for Salem Leasing Corporation consisted of the following:

	March 29, 2026	June 29, 2025
Accounts payable	$369	$293
Operating lease obligations	—	113
Finance lease obligations	5,659	2,665
Total related party payables	$6,028	$3,071

The following were the Company’s significant related party transactions:

		For the Three Months Ended		For the Nine Months Ended
Affiliated Entity	Transaction Type	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$1,033	$1,028	$3,297	$3,307

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

Selected financial information is presented below:

	For the Three Months Ended March 29, 2026
	Americas	Brazil	Asia	Total
Net sales	$78,343	$29,112	$22,582	$130,037
Cost of sales	74,720	26,361	19,839	120,920
Gross profit	3,623	2,751	2,743	9,117
Segment depreciation expense	4,942	929	15	5,886
Segment Profit	$8,565	$3,680	$2,758	$15,003

	For the Three Months Ended March 30, 2025
	Americas	Brazil	Asia	Total
Net sales	$93,544	$28,124	$24,889	$146,557
Cost of sales	100,501	25,136	21,365	147,002
Gross (loss) profit	(6,957)	2,988	3,524	(445)
Segment depreciation expense	5,251	701	13	5,965
Segment (Loss) Profit	$(1,706)	$3,689	$3,537	$5,520

	For the Nine Months Ended March 29, 2026
	Americas	Brazil	Asia	Total
Net sales	$240,772	$81,201	$65,106	$387,079
Cost of sales	239,260	74,733	56,971	370,964
Gross profit	1,512	6,468	8,135	16,115
Segment depreciation expense	14,764	2,412	42	17,218
Segment Profit	$16,276	$8,880	$8,177	$33,333

	For the Nine Months Ended March 30, 2025
	Americas	Brazil	Asia	Total
Net sales	$262,922	$89,916	$79,971	$432,809
Cost of sales	277,797	75,205	70,260	423,262
Gross (loss) profit	(14,875)	14,711	9,711	9,547
Segment depreciation expense	15,995	2,044	44	18,083
Segment Profit	$1,120	$16,755	$9,755	$27,630

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The reconciliations of segment gross profit to consolidated loss before income taxes are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Americas	$3,623	$(6,957)	$1,512	$(14,875)
Brazil	2,751	2,988	6,468	14,711
Asia	2,743	3,524	8,135	9,711
Segment gross profit (loss)	9,117	(445)	16,115	9,547
Selling, general and administrative expenses	11,188	12,295	32,849	37,058
Benefit for bad debts	(294)	(255)	(244)	(39)
Restructuring costs, net	—	1,320	1,853	1,320
Gain on sale of assets	—	—	—	(4,296)
Other operating (income) expense, net	(1,660)	55	(1,317)	144
Operating loss	(117)	(13,860)	(17,026)	(24,640)
Interest income	(446)	(198)	(1,294)	(632)
Interest expense	1,559	2,417	5,364	7,322
Equity in loss of unconsolidated affiliate	240	216	289	467
Loss before income taxes	$(1,470)	$(16,295)	$(21,385)	$(31,797)

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Americas	$4,942	$5,251	$14,764	$15,995
Brazil	929	701	2,412	2,044
Asia	15	13	42	44
Segment depreciation expense	5,886	5,965	17,218	18,083
Other depreciation and amortization expense	289	354	882	1,117
Depreciation and amortization expense	$6,175	$6,319	$18,100	$19,200

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Americas	$283	$2,527	$2,251	$6,715
Brazil	503	383	1,584	959
Asia	2	3	14	62
Segment capital expenditures	788	2,913	3,849	7,736
Other capital expenditures	—	58	23	179
Capital expenditures	$788	$2,971	$3,872	$7,915

The reconciliations of segment total assets to consolidated total assets are as follows:

	March 29, 2026	June 29, 2025
Americas	$241,937	$271,230
Brazil	94,397	99,477
Asia	35,820	35,413
Segment total assets	372,154	406,120
Other current assets	2,095	2,911
Other PP&E	13,356	11,887
Other operating lease assets	351	937
Other non-current assets	3,516	3,862
Investment in unconsolidated affiliate	902	1,151
Total assets	$392,374	$426,868

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Geographic Data

	For the Three Months Ended		For the Nine Months Ended
Net Sales	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
U.S.	$68,110	$82,902	$212,717	$235,476
Brazil	29,112	28,124	81,201	89,916
China	22,382	22,965	64,611	76,183
Remaining Foreign Countries	10,433	12,566	28,550	31,234
Total	$130,037	$146,557	$387,079	$432,809

Export sales from UNIFI’s U.S. operations to external customers	$11,451	$19,444	$34,611	$55,189

The net sales amounts are based on the operating locations from where the items were produced or distributed.

Long-Lived Assets	March 29, 2026	June 29, 2025
U.S.	$136,061	$146,017
Brazil	24,611	24,305
China	1,103	1,458
Remaining Foreign Countries	12,718	13,926
Total	$174,493	$185,706

Long-lived assets are comprised of PP&E, net; operating lease assets; intangible assets, net; investments in unconsolidated affiliates; and other non-current assets.

13. Investment in Unconsolidated Affiliate

Included within Other non-current assets is UNIFI’s investment in unconsolidated affiliate: UNF America LLC (“UNFA”).

UNIFI’s raw material purchases under its supply agreement with UNFA consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
UNFA	$3,658	$4,572	$11,057	$11,614

As of March 29, 2026, UNIFI’s open purchase orders related to this supply agreement were $2,100. As of March 29, 2026 and June 29, 2025, UNIFI had accounts payable due to UNFA of $1,578 and $1,368, respectively.

Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to UNFA. As of March 29, 2026 and June 29, 2025, UNIFI’s investment in UNFA was $902 and $1,151, respectively. There have been no significant changes in the condensed balance sheet and income statement information for UNFA as previously disclosed in the 2025 Form 10-K.

14. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Nine Months Ended
	March 29, 2026	March 30, 2025
Interest, net of capitalized interest of $10 and $115, respectively	$5,292	$7,062
Income tax (refunds) payments, net	(848)	5,191

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds.

Non-Cash Investing and Financing Activities

As of March 29, 2026 and June 29, 2025, $72 and $676, respectively, were included in accounts payable for unpaid capital expenditures. As of March 30, 2025 and June 30, 2024, $524 and $879, respectively, were included in accounts payable for unpaid capital expenditures.

During the nine-months ended March 29, 2026 and March 30, 2025, UNIFI recorded non-cash activity relating to finance leases of $4,048 and $0, respectively.

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

As part of the Madison Sale, the Company entered into an amendment to the purchase agreement for the potential payment of deferred compensation to UNIFI in the amount of (i) $8,000, if certain energy supply conditions are met within two years of closing, (ii) $5,000, if the same conditions are not met within two years of closing but are met within three years of closing, and (iii) up to $5,000, if certain additional energy conditions beyond those referred to in (i) and (ii) are met within four years of closing. The maximum potential future payments to UNIFI are $13,000. No amounts related to such future payments have been recorded in the Consolidated Financial Statements as of March 29, 2026.

Beginning in the prior year quarter ending March 30, 2025 through the second quarter of this fiscal year, UNIFI incurred transition costs related to the consolidation of Americas yarn manufacturing operations discussed above for facility closure and equipment relocation costs including asset impairments and disposals net of any salvage proceeds and employee separation costs that were recorded within Restructuring costs, net in the Consolidated Statements of Operations.

The restructuring expenses (benefits) incurred in all periods primarily impacted the Americas Segment.

A summary of the restructuring activities (benefits) consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Facility closure and equipment relocation costs	$—	$1,088	$713	$1,088
Employee separation costs	—	232	1,140	232
Restructuring costs, net	—	1,320	1,853	1,320

Beginning Liability	283	—	289	—
Restructuring costs, net	—	1,320	1,853	1,320
Gain on disposals of assets	—	—	125	—
Cash payments	(267)	(1,094)	(2,251)	(1,094)
Ending Liability	16	226	16	226

During October 2025, UNIFI implemented additional cost-saving initiatives that included reducing variable manufacturing costs across labor, spend, and support functions, while also eliminating salaried positions in the U.S. (the "Fiscal 2026 Profit Improvement Plan"). During the nine months ended March 29, 2026, UNIFI incurred employee separation costs of $1,093 related to the Fiscal 2026 Profit Improvement Plan.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

16. Other Financial Data

Select balance sheet information is presented in the following table.

	March 29, 2026	June 29, 2025
Receivables, net:
Customer receivables	$73,181	$76,594
Allowance for uncollectible accounts	(1,671)	(2,451)
Reserves for quality claims	(761)	(912)
Net customer receivables	70,749	73,231
Banker's acceptance notes	1,215	1,334
Other receivables	1,665	818
Total receivables, net	$73,629	$75,383

Inventories:
Raw materials	$40,898	$48,752
Supplies	12,458	11,779
Work in process	4,378	5,246
Finished goods	50,131	61,116
Gross inventories	107,865	126,893
Net realizable value adjustment	(3,934)	(3,964)
Total inventories	$103,931	$122,929

Other current assets:
Prepaid expenses and other	$2,980	$3,475
Value-added taxes receivable	2,059	2,365
Vendor deposits	1,913	2,775
Contract assets	385	607
Total other current assets	$7,337	$9,222

Property, plant and equipment, net:
Land	$1,061	$1,039
Land improvements	10,425	10,425
Buildings and improvements	127,091	126,720
Assets under finance leases	20,555	19,756
Machinery and equipment	588,598	593,771
Computers, software and office equipment	25,260	25,400
Transportation equipment	10,589	10,789
Construction in progress	562	2,153
Gross property, plant and equipment	784,141	790,053
Less: accumulated depreciation	(614,171)	(608,133)
Less: accumulated amortization – finance leases	(7,261)	(8,997)
Total property, plant and equipment, net	$162,709	$172,923

Other non-current assets:
Grantor trust	$2,635	$2,310
Investment in unconsolidated affiliate	902	1,151
Intangible assets, net	492	573
Other	636	870
Total other non-current assets	$4,665	$4,904

Other current liabilities:
Payroll and fringe benefits	$7,084	$6,815
Incentive compensation	3,637	5,652
Utilities	1,808	2,236
Deferred revenue	1,735	1,236
Property taxes, interest and other	2,044	2,960
Total other current liabilities	$16,308	$18,899

Other long-term liabilities:
Nonqualified deferred compensation plan obligation	$2,568	$2,402
Uncertain tax positions	1,327	1,227
Other	227	260
Total other long-term liabilities	$4,122	$3,889

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended March 29, 2026, while a reference to the “prior period” refers to the three-month period ended March 30, 2025. A reference to the “current nine-month period” refers to the nine-month period ended March 29, 2026, while a reference to the “prior nine-month period” refers to the nine-month period ended March 30, 2025. Such references may be accompanied by certain phrases for added clarity. The current period and the prior period each consisted of 13 weeks. The current nine-month period and the prior nine-month period each consisted of 39 weeks.

Our discussions in this Item 2 focus on our results during, or as of, the three months ended March 29, 2026 and March 30, 2025, and, to the extent applicable, any material changes from the information discussed in the 2025 Form 10-K or other important intervening developments or information. These discussions should be read in conjunction with the 2025 Form 10-K for more detailed and background information about our business, operations, and financial condition.

Discussion of foreign currency translation is primarily associated with changes in the Brazilian Real (“BRL”) and changes in the Chinese Renminbi (“RMB”) versus the U.S. Dollar (“USD”). Weighted average exchange rates were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
BRL to USD	5.25	5.84	5.36	5.72
RMB to USD	6.92	7.27	7.05	7.21

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

Current Economic Environment

Beyond the specific demand challenges within the textile industry as described in the Form 10-K, our business has been adversely impacted by: (i) the impact of inflation, including tariffs, on consumer spending, (ii) elevated interest rates for consumers and customers, including the impact on the carrying costs of customer inventories, and (iii) the volatility in customer order patterns resulting from trade and regulatory matters (including tariffs). This volatility in demand resulted from customers buying ahead of tariffs becoming effective for certain countries and difficulty in predicting final tariff assessments. A tariff structure that disproportionately impacts one country or region over another may result in a shift in manufacturing or flow of goods particularly as it relates to textile production across Asia and Central America. Such lower tariff countries or regions may be situated outside of UNIFI’s existing global supply chain. If UNIFI is unable to move production based on these shifts in regional demand, we may lose sales and experience an adverse effect on our financial condition, results of operations, or cash flows. UNIFI will continue to monitor these and other aspects of the current environment, leverage our global business model as necessary, and work closely with stakeholders to ensure business continuity and liquidity.

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

Specific to other ongoing geopolitical tensions, we recognize the disruption to global markets and supply chains caused by the conflicts in Ukraine and the Middle East, particularly in Iran. Escalating geopolitical tensions involving Iran have contributed to volatility in petroleum markets. In early March 2026, disruptions to certain supply routes associated with this conflict resulted in a sharp increase in crude oil and related feedstock prices. As a result of higher raw material costs stemming from disruptions in the Middle East, the Company implemented responsive price increases and surcharges that began in April 2026 and are expected to continue while petrochemical-related inflation remains elevated. We recognize that additional or prolonged impacts to the petroleum or other global markets could cause further inflationary pressures to our global raw material costs or additional unforeseen adverse impacts.

Input Costs and Global Production Volatility

Despite a marginally more stable labor pool recently, global demand volatility and uncertainty continues. The threat of an economic slowdown and global tensions continue to create uncertainty, more specifically the conflict in Iran contributed to rising freight and raw material costs beginning in March 2026. Such existing challenges and future uncertainty, particularly for rising input costs, labor productivity, and global demand, could worsen and/or continue for prolonged periods, materially impacting our consolidated sales, gross profit, and operating cash flows. Also, the need for future selling price adjustments in connection with inflationary costs could impact our ability to retain current customer programs and compete successfully for new programs in certain regions.

Fiscal 2026 Profit Improvement Plan

During October 2025, UNIFI implemented additional cost-saving initiatives that included reducing variable manufacturing costs across labor, spend, and support functions, while also eliminating salaried positions in the U.S. ("Fiscal 2026 Profit Improvement Plan"). Accordingly, in the second quarter of fiscal 2026, UNIFI recorded employee separation costs of $1,093 in connection with the Fiscal 2026 Profit Improvement Plan and a $308 gain from disposals of assets from the consolidation of Americas yarn manufacturing operations.

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

Review of Results of Operations

Three Months Ended March 29, 2026 Compared to Three Months Ended March 30, 2025

Consolidated Overview

The below tables provide:

•
the components of net loss and the percentage increase or decrease over the prior period amounts, and
•
a reconciliation from net loss to EBITDA and Adjusted EBITDA.

Following the tables is a discussion and analysis of the significant components of net loss.

Net Loss

	For the Three Months Ended
	March 29, 2026		March 30, 2025
		% of Net Sales		% of Net Sales	% Change
Net sales	$130,037	100.0	$146,557	100.0	(11.3)
Cost of sales	120,920	93.0	147,002	100.3	(17.7)
Gross profit (loss)	9,117	7.0	(445)	(0.3)	nm
SG&A	11,188	8.6	12,295	8.4	(9.0)
Benefit for bad debts	(294)	(0.2)	(255)	(0.2)	15.3
Restructuring costs, net	—	—	1,320	0.9	nm
Other operating (income) expense, net	(1,660)	(1.3)	55	—	nm
Operating loss	(117)	(0.1)	(13,860)	(9.4)	(99.2)
Interest expense, net	1,113	0.9	2,219	1.5	(49.8)
Equity in loss of unconsolidated affiliate	240	0.2	216	0.2	11.1
Loss before income taxes	(1,470)	(1.2)	(16,295)	(11.1)	(91.0)
Provision for income taxes	836	0.6	499	0.4	67.5
Net loss	$(2,306)	(1.8)	$(16,794)	(11.5)	(86.3)

nm = not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net loss to EBITDA and Adjusted EBITDA were as follows:

	For the Three Months Ended
	March 29, 2026	March 30, 2025
Net loss	$(2,306)	$(16,794)
Interest expense, net	1,113	2,219
Provision for income taxes	836	499
Depreciation and amortization expense (1)	6,114	6,259
EBITDA	5,757	(7,817)

Transition costs (2)	—	2,900
Gain on foreign currency transaction, net (3)	(1,775)	—
Adjusted EBITDA	$3,982	$(4,917)

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
(3)
In the third quarter of fiscal 2026, UNIFI recorded a foreign currency gain of $1,775. In December 2025, Brazil declared dividends against the majority of its retained earnings in connection with certain tax law changes related to future dividends. Foreign currency transaction gains (losses) are recorded to reflect changes in the exchange rate of the Brazilian Real to the U.S. Dollar while the dividend payable is outstanding.

Adjusted Net Loss and Adjusted EPS (Non-GAAP Financial Measures)

The tables below set forth reconciliations of (i) Loss before income taxes (“Pre-tax Loss”), (ii) Provision for income taxes (“Tax Impact”), (iii) Net Loss to Adjusted Net Loss, and (iv) Diluted EPS to Adjusted EPS.

	For the Three Months Ended March 29, 2026				For the Three Months Ended March 30, 2025
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(1,470)	$(836)	$(2,306)	$(0.12)	$(16,295)	$(499)	$(16,794)	$(0.92)
Transition costs (1)	—	—	—	—	2,900	—	2,900	0.16
Gain on foreign currency transaction, net (2)	(1,775)	272	(1,503)	(0.08)	—	—	—	—
Adjusted results	$(3,245)	$(564)	$(3,809)	$(0.20)	$(13,395)	$(499)	$(13,894)	$(0.76)

Weighted average common shares outstanding				18,584				18,352

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
(2)
In the third quarter of fiscal 2026, UNIFI recorded a foreign currency gain of $1,775. In December 2025, Brazil declared dividends against the majority of its retained earnings in connection with certain tax law changes related to future dividends. Foreign currency transaction gains (losses) are recorded to reflect changes in the exchange rate of the Brazilian Real to the U.S. Dollar while the dividend payable is outstanding. The associated tax impact was estimated to be $272, based on the estimated annual tax rate for the period.

Net Sales

Consolidated net sales for the current period decreased by $16,520, or 11.3%, and consolidated sales volumes decreased 7.7% as customers reduced inventories, which led to lower demand for UNIFI products, compared to the prior period. Net sales in the current period were lower primarily due to (i) lower sales volumes and lower-priced sales mix in the Asia Segment and (ii) lower sales volumes in the Americas Segment. These were partially offset by higher sales volumes in the Brazil Segment, partially offset by import pricing pressures. Overall sales remain depressed, particularly in the Americas and Asia Segments as a result of uncertainty over ongoing geopolitical events, global trade policies, and competition from lower-priced products.

Consolidated weighted average sales prices decreased 3.6%. The decrease in sales prices was primarily attributable to sales mix and lower average selling prices in the Americas and Brazil Segments.

REPREVE® Fiber products for the current period comprised 29%, or $38,249, of consolidated net sales, compared to 31%, or $44,699, for the prior period.

Gross Profit (Loss)

Gross profit for the current period increased to $9,117 from $(445) in the prior period. Gross profit increased primarily due to (i) variable cost-saving initiatives and (ii) improved utilization in certain manufacturing areas, partially offset by lower sales volumes due to volatility primarily from the ongoing geopolitical events. Gross profit was unfavorably impacted by demand volatility in the Americas Segment and import pricing pressures in the Brazil Segment.

•
Americas Segment gross profit increased primarily due to variable cost-saving initiatives and improved manufacturing utilization, partially offset by (a) demand volatility stemming from geopolitical events and inventory management efforts by customers and (b) a weaker sales mix.
•
Brazil Segment gross profit decreased primarily due to competitive import pricing pressures, partially offset by higher sales volumes.
•
Asia Segment gross profit decreased primarily due to lower sales volumes and a lower-priced sales mix.

SG&A

SG&A decreased from the prior period to the current period, primarily due to the actions taken as part of the Fiscal 2026 Profit Improvement Plan.

Benefit for Bad Debts

The current period and prior period provision reflect no material activity.

Restructuring Costs, Net

On February 3, 2025, UNIFI announced the closing of its Madison, North Carolina facility and the transition of those manufacturing operations to other UNIFI production facilities in North and Central America. As a result, UNIFI incurred restructuring costs of $1,320 in the prior period which consisted of (i) equipment relocation and facility closure costs of $1,088 and (ii) employee separation or retention costs of $232.

Other Operating (Income) Expense, Net

Other operating (income) expense, net for the current period and the prior period included foreign currency transaction gains of $1,704 and $50, respectively, with no other meaningful activity. In December 2025, Brazil declared dividends against the majority of its retained earnings in connection with certain tax law changes related to future dividends. Foreign currency transaction gains (losses) are recorded to reflect changes in the exchange rate of the Brazilian Real to the U.S. Dollar while the dividend payable is outstanding.

Interest Expense, Net

Interest expense, net decreased in connection with lower average debt principal and lower average interest rates.

Equity in Loss of Unconsolidated Affiliate

There was no material activity for the current period or the prior period.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Three Months Ended
	March 29, 2026	March 30, 2025
Provision for income taxes	$836	$499
Effective tax rate	(56.9)%	(3.1)%

The decrease in the effective tax rate from the prior period to the current period is primarily attributable to higher foreign earnings in the current period.

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

Net Loss

The improvement in net loss was primarily attributable to (i) increased gross profit, (ii) lower SG&A expenses, (iii) lower interest expense, net, (iv) lower income tax expense and (v) lower restructuring costs, net.

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

Americas Segment

The components of Segment Profit (Loss), each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Americas Segment, were as follows:

	For the Three Months Ended
	March 29, 2026		March 30, 2025
		% of Net Sales		% of Net Sales	% Change
Net sales	$78,343	100.0	$93,544	100.0	(16.3)
Cost of sales	74,720	95.4	100,501	107.4	(25.7)
Gross profit (loss)	3,623	4.6	(6,957)	(7.4)	(152.1)
Depreciation expense	4,942	6.3	5,251	5.6	(5.9)
Segment Profit (Loss)	$8,565	10.9	$(1,706)	(1.8)	nm

Segment net sales as a percentage of consolidated amounts	60.2%		63.8%
Segment Profit (Loss) as a percentage of consolidated amounts	57.1%		(30.9)%

nm = not meaningful

The change in net sales for the Americas Segment was as follows:

Net sales for the prior period	$93,544
Decrease in sales volumes	(14,722)
Change in average selling price and sales mix	(479)
Net sales for the current period	$78,343

The decrease in net sales for the Americas Segment from the prior period to the current period was primarily attributable to (i) lower sales volumes and (ii) a lower-priced sales mix.

The change in Segment (Loss) Profit for the Americas Segment was as follows:

Segment Loss for the prior period	$(1,706)
Increase in underlying unit margins	10,271
Segment Profit for the current period	$8,565

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

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Brazil Segment, were as follows:

	For the Three Months Ended
	March 29, 2026		March 30, 2025
		% of Net Sales		% of Net Sales	% Change
Net sales	$29,112	100.0	$28,124	100.0	3.5
Cost of sales	26,361	90.6	25,136	89.4	4.9
Gross profit	2,751	9.4	2,988	10.6	(7.9)
Depreciation expense	929	3.2	701	2.5	32.5
Segment Profit	$3,680	12.6	$3,689	13.1	(0.2)

Segment net sales as a percentage of consolidated amounts	22.4%		19.2%
Segment Profit as a percentage of consolidated amounts	24.5%		66.8%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior period	$28,124
Favorable foreign currency translation effects	3,151
Increase in sales volumes	943
Decrease in average selling price and change in sales mix	(3,106)
Net sales for the current period	$29,112

The increase in net sales for the Brazil Segment from the prior period to the current period was primarily attributable to (i) favorable foreign currency translation effects from the strengthening of the BRL versus the USD and (ii) higher sales volumes, partially offset by lower selling prices associated with competitive import pricing pressures.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior period	$3,689
Decrease in underlying unit margins	(549)
Favorable foreign currency translation effects	416
Increase in sales volumes	124
Segment Profit for the current period	$3,680

Segment Profit for the Brazil Segment was flat from the prior period to the current period as lower conversion margins primarily due to sales mix and pricing pressures were mostly offset by favorable foreign currency translation effects from the strengthening of the BRL versus the USD and an increase in sales volumes. We continue to prioritize innovation and differentiation to improve our portfolio and competitive position in Brazil.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Asia Segment, were as follows:

	For the Three Months Ended
	March 29, 2026		March 30, 2025
		% of Net Sales		% of Net Sales	% Change
Net sales	$22,582	100.0	$24,889	100.0	(9.3)
Cost of sales	19,839	87.9	21,365	85.9	(7.1)
Gross profit	2,743	12.1	3,524	14.1	(22.2)
Depreciation expense	15	0.1	13	0.1	15.4
Segment Profit	$2,758	12.2	$3,537	14.2	(22.0)

Segment net sales as a percentage of consolidated amounts	17.4%		17.0%
Segment Profit as a percentage of consolidated amounts	18.4%		64.1%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior period	$24,889
Change in average selling price and sales mix	(2,485)
Decrease in sales volumes	(999)
Favorable foreign currency translation effects	1,177
Net sales for the current period	$22,582

The decrease in net sales for the Asia Segment from the prior period to current period was primarily attributable to (i) a change in sales mix of REPREVE products and (ii) an overall decrease in sales volumes due to geopolitical events, competitive pricing pressures and the continued volatility introduced by tariffs, partially offset by favorable foreign currency translation effects from the strengthening of the RMB versus the USD.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior period	$3,537
Change in underlying unit margins and sales mix	(818)
Decrease in sales volumes	(143)
Favorable foreign currency translation effects	182
Segment Profit for the current period	$2,758

The decrease in Segment Profit for the Asia Segment from the prior period to the current period was primarily attributable to (i) a change in sales mix of REPREVE products and (ii) lower sales volumes discussed above, partially offset by favorable foreign currency translation effects from the strengthening of the RMB versus the USD.

Nine Months Ended March 29, 2026 Compared to Nine Months Ended March 30, 2025

Consolidated Overview

The below tables provide:

•
the components of net loss and the percentage increase or decrease over the prior nine-month period amounts, and
•
a reconciliation from net loss to EBITDA and Adjusted EBITDA.

Following the tables is a discussion and analysis of the significant components of net loss.

Net Loss

	For the Nine Months Ended
	March 29, 2026		March 30, 2025
		% of Net Sales		% of Net Sales	% Change
Net sales	$387,079	100.0	$432,809	100.0	(10.6)
Cost of sales	370,964	95.8	423,262	97.8	(12.4)
Gross profit	16,115	4.2	9,547	2.2	68.8
SG&A	32,849	8.5	37,058	8.6	(11.4)
Benefit for bad debts	(244)	(0.1)	(39)	—	nm
Restructuring costs, net	1,853	0.5	1,320	0.3	40.4
Gain on sale of assets	—	—	(4,296)	(1.0)	nm
Other operating (income) expense, net	(1,317)	(0.3)	144	—	nm
Operating loss	(17,026)	(4.4)	(24,640)	(5.7)	(30.9)
Interest expense, net	4,070	1.0	6,690	1.6	(39.2)
Equity in loss of unconsolidated affiliate	289	0.1	467	0.1	(38.1)
Loss before income taxes	(21,385)	(5.5)	(31,797)	(7.4)	(32.7)
Provision for income taxes	1,984	0.5	4,021	0.9	(50.7)
Net loss	$(23,369)	(6.0)	$(35,818)	(8.3)	(34.8)

nm = not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net loss to EBITDA and Adjusted EBITDA were as follows:

	For the Nine Months Ended
	March 29, 2026	March 30, 2025
Net loss	$(23,369)	$(35,818)
Interest expense, net	4,070	6,690
Provision for income taxes	1,984	4,021
Depreciation and amortization expense (1)	17,926	19,046
EBITDA	611	(6,061)

Restructuring costs, net (2)	785	—
Transition costs (3)	1,068	2,900
Gain on foreign currency transaction, net (4)	(1,775)	—
Gain on sale of assets (5)	—	(4,296)
Adjusted EBITDA	$689	$(7,457)

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
(4)
In the third quarter of fiscal 2026, UNIFI recorded a foreign currency gain of $1,775. In December 2025, Brazil declared dividends against the majority of its retained earnings in connection with certain tax law changes related to future dividends. Foreign currency transaction gains (losses) are recorded to reflect changes in the exchange rate of the Brazilian Real to the U.S. Dollar while the dividend payable is outstanding.
(5)
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

	For the Nine Months Ended March 29, 2026				For the Nine Months Ended March 30, 2025
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(21,385)	$(1,984)	$(23,369)	$(1.27)	$(31,797)	$(4,021)	$(35,818)	$(1.96)
Restructuring costs, net (1)	785	(11)	774	0.04	—	—	—	—
Transition costs (2)	1,068	—	1,068	0.06	2,900	—	2,900	0.16
Gain on foreign currency transaction, net (3)	(1,775)	272	(1,503)	(0.08)	—	—	—	—
Gain on sale of assets (4)	—	—	—	—	(4,296)	—	(4,296)	(0.23)
Adjusted results	$(21,307)	$(1,723)	$(23,030)	$(1.25)	$(33,193)	$(4,021)	$(37,214)	$(2.03)

Weighted average common shares outstanding				18,455				18,299

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
(3)
In the third quarter of fiscal 2026, UNIFI recorded a foreign currency gain of $1,775. In December 2025, Brazil declared dividends against the majority of its retained earnings in connection with certain tax law changes related to future dividends. Foreign currency transaction gains (losses) are recorded to reflect changes in the exchange rate of the Brazilian Real to the U.S. Dollar while the dividend payable is outstanding. The associated tax impact was estimated to be $272, based on the estimated annual tax rate for the period.
(4)
In the second quarter of fiscal 2025, UNIFI recorded a gain of $4,296 related to the sale of a warehouse located in Yadkinville, North Carolina. The associated tax impact was estimated to be $0 due to a valuation allowance against net operating losses and capital losses in the U.S.

Net Sales

Consolidated net sales for the current nine-month period decreased by $45,730, or 10.6%, and consolidated sales volumes decreased 7.5%, compared to the prior nine-month period. Net sales in the current nine-month period were lower primarily due to (i) lower sales volumes in the Asia Segment, (ii) lower sales volumes and lower-priced sales mix in the Americas Segment, and (iii) lower sales volumes and prices in the Brazil Segment. Overall sales remain depressed, particularly in the Americas and Asia Segments as a result of continued volatility from uncertainty over ongoing geopolitical events, global trade policies, and competition from lower-priced products.

Consolidated weighted average sales prices decreased 3.1%. The decrease in sales prices was primarily attributable to sales mix and lower average selling prices in the Americas and Brazil Segments.

REPREVE® Fiber products for the current nine-month period comprised 29%, or $111,784, of consolidated net sales, compared to 31%, or $132,713, for the prior nine-month period.

Gross Profit

Gross profit for the current nine-month period increased to $16,115 from $9,547 in the prior nine-month period. Gross profit increased primarily due to (i) variable cost-saving initiatives and (ii) improved utilization in certain manufacturing areas. This increase was partially offset by (a) lower sales volumes, (b) lower overall conversion margins and (c) production volatility from an inability to forecast demand due to the uncertainty caused by geopolitical events and tariffs impacting the Americas Segment. Gross profit continues to be unfavorably impacted by demand volatility in the Americas Segment and import pricing pressures in the Brazil Segment.

•
Americas Segment gross profit increased primarily due to overall cost-saving initiatives, including reductions in manufacturing costs from the consolidation of Americas yarn manufacturing operations and the Fiscal 2026 Profit Improvement Plan, partially offset by demand and production volatility stemming from geopolitical events and tariff uncertainty.
•
Brazil Segment gross profit decreased primarily due to (i) lower sales volumes and (ii) competitive import pricing pressures.
•
Asia Segment gross profit decreased primarily due to lower sales volumes.

SG&A

SG&A decreased from the prior nine-month period to the current nine-month period, primarily due to the actions from the Fiscal 2026 Profit Improvement Plan.

Benefit for Bad Debts

The current nine-month period and prior nine-month period provision reflect no material activity.

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

On February 3, 2025, UNIFI announced the closing of its Madison, North Carolina facility and the transition of those manufacturing operations to other UNIFI production facilities in North and Central America. As a result, UNIFI incurred transition costs of $1,068 in the current nine-month period which consisted of (i) equipment relocation and facility closure costs (including asset impairments and disposals) of $1,021 and (ii) employee separation costs of $47. For the prior nine-month period, UNIFI incurred restructuring costs of $1,320 which consisted of (i) equipment relocation and facility closure costs of $1,088 and (ii) employee separation or retention costs of $232.

Gain on Sale of Assets

In the second quarter of fiscal 2025, UNIFI recorded a gain of $4,296 related to the sale of a warehouse located in Yadkinville, North Carolina.

Other Operating (Income) Expense, Net

Other operating (income) expense, net for the current nine-month period and the prior nine-month period include foreign currency transaction (gains) losses of $(1,330) and $218, respectively, with no other meaningful activity. In December 2025, Brazil declared dividends against the majority of its retained earnings in connection with certain tax law changes related to future dividends. Foreign currency transaction gains (losses) are recorded to reflect changes in the exchange rate of the Brazilian Real to the U.S. Dollar while the dividend payable is outstanding.

Interest Expense, Net

Interest expense, net decreased in connection with lower average debt principal and lower average interest rates.

Equity in Loss of Unconsolidated Affiliate

There was no material activity for the current nine-month period or the prior nine-month period.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Nine Months Ended
	March 29, 2026	March 30, 2025
Provision for income taxes	$1,984	$4,021
Effective tax rate	(9.3)%	(12.6)%

The increase in the effective tax rate from the prior nine-month period to the current nine-month period is primarily attributable to lower foreign earnings in the current nine-month period.

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

Net Loss

The decrease in net loss was primarily attributable to (i) increased gross profit and (ii) lower SG&A expenses, (iii) lower interest expense, net, and (iv) lower income tax expense, partially offset by a gain on sale of assets in the prior nine-month period.

Adjusted EBITDA and Adjusted EPS (Non-GAAP Financial Measures)

Adjusted EBITDA increased primarily due to (i) higher gross profit and (ii) lower SG&A expenses. Adjusted EPS improved primarily due to (i) higher gross profit, (ii) lower SG&A, (iii) lower interest expense and (iv) income tax expense.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current nine-month period.

Americas Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior nine-month period amounts for the Americas Segment, were as follows:

	For the Nine Months Ended
	March 29, 2026		March 30, 2025
		% of Net Sales		% of Net Sales	% Change
Net sales	$240,772	100.0	$262,922	100.0	(8.4)
Cost of sales	239,260	99.4	277,797	105.7	(13.9)
Gross profit (loss)	1,512	0.6	(14,875)	(5.7)	(110.2)
Depreciation expense	14,764	6.2	15,995	6.1	(7.7)
Segment Profit	$16,276	6.8	$1,120	0.4	nm

Segment net sales as a percentage of consolidated amounts	62.2%		60.7%
Segment Profit as a percentage of consolidated amounts	48.8%		4.1%

nm = not meaningful

The change in net sales for the Americas Segment was as follows:

Net sales for the prior nine-month period	$262,922
Change in average selling price and sales mix	(12,587)
Decrease in sales volumes	(9,563)
Net sales for the current nine-month period	$240,772

The decrease in net sales for the Americas Segment from the prior nine-month period to the current nine-month period was primarily attributable to a lower-priced sales mix and lower sales volumes as discussed above.

The change in Segment Profit for the Americas Segment was as follows:

Segment Profit for the prior nine-month period	$1,120
Change in underlying unit margins and sales mix	15,198
Decrease in sales volumes	(42)
Segment Profit for the current nine-month period	$16,276

The increase in Segment Profit for the Americas Segment from the prior nine-month period to the current nine-month period was primarily attributable to overall cost-saving initiatives, including reductions in manufacturing costs from the consolidation of Americas yarn manufacturing operations and the Fiscal 2026 Profit Improvement Plan.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior nine-month period amounts for the Brazil Segment, were as follows:

	For the Nine Months Ended
	March 29, 2026		March 30, 2025
		% of Net Sales		% of Net Sales	% Change
Net sales	$81,201	100.0	$89,916	100.0	(9.7)
Cost of sales	74,733	92.0	75,205	83.6	(0.6)
Gross profit	6,468	8.0	14,711	16.4	(56.0)
Depreciation expense	2,412	2.9	2,044	2.2	18.0
Segment Profit	$8,880	10.9	$16,755	18.6	(47.0)

Segment net sales as a percentage of consolidated amounts	21.0%		20.8%
Segment Profit as a percentage of consolidated amounts	26.6%		60.6%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior nine-month period	$89,916
Change in average selling price and change in sales mix	(10,253)
Decrease in sales volumes	(4,356)
Favorable foreign currency translation effects	5,894
Net sales for the current nine-month period	$81,201

The decrease in net sales for the Brazil Segment from the prior nine-month period to the current nine-month period was primarily attributable to (i) lower selling prices associated with competitive import pricing pressures and (ii) lower sales volumes due to market conditions, partially offset by favorable foreign currency translation effects from the strengthening of the BRL versus the USD.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior nine-month period	$16,755
Decrease in underlying unit margins	(7,966)
Decrease in sales volumes	(802)
Favorable foreign currency translation effects	893
Segment Profit for the current nine-month period	$8,880

The decrease in Segment Profit for the Brazil Segment from the prior nine-month period to the current nine-month period was primarily attributable to (i) lower conversion margins primarily due to sales mix and import pricing pressures and (ii) a decrease in sales volumes discussed above, partially offset by favorable foreign currency translation effects from the strengthening of the BRL versus the USD. We continue to prioritize innovation and differentiation to improve our portfolio and competitive position in Brazil.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior nine-month period amounts for the Asia Segment, were as follows:

	For the Nine Months Ended
	March 29, 2026		March 30, 2025
		% of Net Sales		% of Net Sales	% Change
Net sales	$65,106	100.0	$79,971	100.0	(18.6)
Cost of sales	56,971	87.5	70,260	87.9	(18.9)
Gross profit	8,135	12.5	9,711	12.1	(16.2)
Depreciation expense	42	0.1	44	0.1	(4.5)
Segment Profit	$8,177	12.6	$9,755	12.2	(16.2)

Segment net sales as a percentage of consolidated amounts	16.8%		18.5%
Segment Profit as a percentage of consolidated amounts	24.5%		35.3%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior nine-month period	$79,971
Decrease in sales volumes	(13,970)
Change in average selling price and sales mix	(2,501)
Favorable foreign currency translation effects	1,606
Net sales for the current nine-month period	$65,106

The decrease in net sales for the Asia Segment from the prior nine-month period to current nine-month period was primarily attributable to (i) an overall decrease in sales volumes due to competitive pricing pressures and the continued volatility stemming from geopolitical events and tariffs and (ii) a change in sales mix of REPREVE products, partially offset by favorable foreign currency translation effects from the strengthening of the RMB versus the USD.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior nine-month period	$9,755
Decrease in sales volumes	(1,711)
Change in underlying unit margins and sales mix	(106)
Favorable foreign currency translation effects	239
Segment Profit for the current nine-month period	$8,177

The decrease in Segment Profit for the Asia Segment from the prior nine-month period to the current nine-month period was primarily attributable to a decline in sales volumes as discussed above.

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

UNIFI’s primary capital requirements are for working capital, capital expenditures, and debt service. UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the 2022 Credit Agreement and the 2024 Facility. For the current nine-month period, cash provided by operations was $24,393 and, at March 29, 2026, availability under the ABL Revolver and 2024 Facility was $44,921 and $949, respectively.

As of March 29, 2026, all of UNIFI’s $94,939 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital, and total debt obligations as of March 29, 2026 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$44	$26,517	$26,561
Potential borrowings available under financing arrangements	45,870	—	45,870
Trigger level under ABL Revolver	(16,500)	—	(16,500)
Available Liquidity	$29,414	$26,517	$55,931

Working capital	$42,651	$101,671	$144,322
Total debt obligations	$94,939	$—	$94,939

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

We feel that our current liquidity position, particularly following the two quarters ended December 28, 2025 and March 29, 2026 in which we generated cash from operating activities, is sufficient to fund our operations and expected business growth. Should global demand, economic activity, or input availability decline considerably for an even longer period of time, UNIFI maintains the ability to (i) seek additional credit or financing arrangements and/or (ii) re-implement cost reduction initiatives to preserve cash and secure the longevity of the business and operations. Management continues to (i) explore cost savings opportunities and (ii) prioritize repayment of debt in the current operating environment.

When business levels increase, we expect to use cash in support of working capital needs.

The following outlines the attributes relating to our credit facilities as of March 29, 2026:

•
UNIFI was in compliance with all applicable financial covenants in the 2022 Credit Agreement and 2024 Facility;
•
availability under the 2024 Facility was $949 as of March 29, 2026;
•
availability exceeding the Trigger Level (as defined in the 2022 Credit Agreement) under the ABL Revolver was $28,421;
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

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	March 29, 2026	June 29, 2025
Long-term debt	$82,242	$95,727
Current portion of long-term debt	12,614	12,159
Unamortized debt issuance costs	83	122
Debt principal	94,939	108,008
Less: cash and cash equivalents	26,561	22,664
Net Debt	$68,378	$85,344

The decrease in Net Debt primarily reflects the generation of operating cash flows during fiscal 2026, aided by reduced levels of working capital and capital expenditures.

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measure)

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	March 29, 2026	June 29, 2025
Cash and cash equivalents	$26,561	$22,664
Receivables, net	73,629	75,383
Inventories	103,931	122,929
Income taxes receivable	947	5,429
Other current assets	7,337	9,222
Accounts payable	(36,211)	(37,468)
Other current liabilities	(16,308)	(18,899)
Income taxes payable	(661)	(49)
Current operating lease liabilities	(2,289)	(2,368)
Current portion of long-term debt	(12,614)	(12,159)
Working capital	$144,322	$164,684

Less: Cash and cash equivalents	(26,561)	(22,664)
Less: Income taxes receivable	(947)	(5,429)
Less: Income taxes payable	661	49
Less: Current operating lease liabilities	2,289	2,368
Less: Current portion of long-term debt	12,614	12,159
Adjusted Working Capital	$132,378	$151,167

Adjusted Working Capital decreased $18,789 from June 29, 2025 to March 29, 2026.

The decrease in Adjusted Working Capital was primarily attributable to the decreases in (i) inventories due to lower units on hand, (ii) receivables, net due to lower sales and the timing of cash receipts, and (iii) other current assets primarily due to lower vendor deposits and value-added taxes receivable. These were partially offset by reductions in (a) accounts payable primarily due to lower production activity to match customer demand and variable cost-saving initiatives and (b) other current liabilities due primarily to the payment of incentive compensation earned in fiscal 2025.

Operating Cash Flows

The significant components of net cash provided (used) by operating activities are summarized below.

	For the Nine Months Ended
	March 29, 2026	March 30, 2025
Net loss	$(23,369)	$(35,818)
Equity in loss of unconsolidated affiliate	289	467
Depreciation and amortization expense	18,100	19,200
Non-cash compensation expense	2,431	2,442
Gain on foreign currency transaction, net	(1,775)	—
Gain on sale of assets	(308)	(4,296)
Deferred income taxes	231	563
Subtotal	(4,401)	(17,442)

Receivables, net	3,210	(1,757)
Inventories	21,185	(753)
Accounts payable and other current liabilities	(3,359)	2,020
Other changes	7,758	(2,062)
Net cash provided (used) by operating activities	$24,393	$(19,994)

The change in operating cash flows was primarily due to the an improvement in gross profit and reduction of working capital balances during the current nine-month period compared to the prior nine-month period.

For the current nine-month period, the decrease in accounts receivable was largely driven by a decrease in sales and the timing of cash receipts. The decrease in inventories and accounts payable was driven by concerted efforts to reduce inventory levels in response to the lower demand environment. The decrease in other current liabilities was largely due to the payment of incentive compensation liabilities. Other changes comprise mostly decreases in income tax receivables and other current assets due to the utilization of tax credits, an income tax refund, and lower vendor deposits in Brazil.

For the prior nine-month period, the increases in accounts receivable and inventories were largely driven by the improvement in sales and timing of cash receipts. The increase in accounts payable and other current liabilities was largely due to increased accruals for employee compensation.

Investing Cash Flows

Investing activities primarily include $3,872 for capital expenditures. UNIFI expects future capital projects to primarily include routine maintenance requirements related to its existing machinery and equipment.

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

Except for the $4,048 of new finance leases that commenced during the nine months ended March 29, 2026, there have been no material changes in the scheduled maturities of UNIFI’s contractual obligations as disclosed under the heading “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Form 10-K.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities. As of March 29, 2026, UNIFI had borrowings under the 2022 ABL Term Facility and 2024 Facility that totaled $85,300. UNIFI’s sensitivity analysis indicates that a 50-basis point interest rate increase as of March 29, 2026 would result in an increase in annual interest expense of approximately $400.

Foreign Currency Exchange Rate Risk

A complete discussion of foreign currency exchange rate risk is included in the 2025 Form 10-K and is supplemented by the following disclosures.

As of March 29, 2026, UNIFI had no outstanding foreign currency forward contracts. As of March 29, 2026, foreign currency exchange rate risk positions included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	33.7%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$15,437
Denominated in RMB	656
Denominated in BRL	9,261
Denominated in other foreign currencies	712
Total cash and cash equivalents held outside the U.S.	$26,066
Percentage of total cash and cash equivalents held outside the U.S.	98.1%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$451

Raw Material and Commodity Cost Risks

A complete discussion of raw material and commodity cost risks is included in the 2025 Form 10-K.

Other Risks

UNIFI is also exposed to geopolitical risk, including changing laws and regulations governing international trade, such as quotas, tariffs, and tax laws. The degree of impact and the frequency of these events cannot be predicted.

Item 4. Controls and Procedures

As of March 29, 2026, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and the principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended March 29, 2026 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended March 29, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

UNIFI, INC.
(Registrant)

Date: May 6, 2026	By:	/s/ ANDREW J. EAKER
Andrew J. Eaker
Executive Vice President & Chief Financial Officer Treasurer
(Principal Financial Officer and Principal Accounting Officer)