Form 10-K
period 2026-06-28
UNIFI INC
filed 2026-08-26
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2026

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

As of December 26, 2025, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $53,095,011. The registrant has no non-voting stock.

As of August 20, 2026, the number of shares of the registrant’s common stock outstanding was 18,588,837.

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

UNIFI, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 28, 2026

Fiscal Year

The fiscal year for Unifi, Inc., its domestic subsidiaries, and its subsidiary in El Salvador ends on the Sunday in June or July nearest to June 30 of each year. Unifi, Inc.’s fiscal 2026, 2025, and 2024 ended on June 28, 2026, June 29, 2025, and June 30, 2024, respectively. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal years end on June 30. For fiscal 2026 and 2025, there were no significant transactions or events that occurred between Unifi, Inc.’s fiscal year end and such wholly owned subsidiaries’ fiscal year ends. Unifi, Inc.’s fiscal 2026, 2025, and 2024 each consisted of 52 weeks.

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

Fiscal 2026 Financial Performance

Fiscal 2026 represented a year of significant operational improvement for UNIFI, despite escalating geopolitical tensions contributing to volatility in petroleum markets. While global demand conditions remained challenging and customer purchasing patterns were impacted by macroeconomic uncertainty, trade disruptions, and tariff-related concerns, UNIFI executed a series of strategic actions that materially improved profitability, cash generation, and balance sheet strength.

Throughout fiscal 2026, management remained focused on initiatives within the Fiscal 2026 Profit Improvement Plan and the consolidation of Americas yarn manufacturing operations, including organizational cost reductions, operating efficiency improvements, working capital management, and optimization of the Company's global cost structure. These actions significantly reduced UNIFI’s revenue breakeven level and improved our ability to generate earnings and cash flow from a lower sales base.

Although net sales declined compared to fiscal 2025 due to cautious customer ordering patterns and continued market volatility, profitability improved substantially. Gross margins expanded meaningfully as lower manufacturing costs, improved operational execution, and the benefits of restructuring initiatives more than offset lower volumes. Selling, general and administrative expenses (“SG&A”) also declined as a result of disciplined cost management and organizational restructuring.

The Americas Segment demonstrated the most significant improvement, with cost reductions and manufacturing optimization efforts driving a return to positive gross profit despite lower revenues.

The Brazil Segment continued to provide stable operating performance, along with favorable foreign currency impacts, despite competitive import pricing pressures throughout the year.

The Asia Segment maintained profitability and advanced customer adoption of innovative and sustainable product offerings despite weak demand. The Asia Segment is better able to withstand volatility in product demand due to its asset-light model.

A key accomplishment during fiscal 2026 was UNIFI’s strong cash flow generation, which improved significantly as management maintained a sharp focus on inventory management, working capital efficiency, and capital spending discipline. This cash generation enabled meaningful debt reduction and strengthened the balance sheet throughout the fiscal year. Net debt declined substantially, providing increased financial flexibility and improving UNIFI's overall financial position.

Innovation remained a priority, including the commercialization of new differentiated performance yarn platforms and continued expansion of the REPREVE® portfolio. Sustainable and recycled product offerings remained an important component of UNIFI’s growth strategy and customer engagement efforts.

Looking ahead to fiscal 2027, management believes UNIFI is better positioned than at any point during the recent industry downturn. UNIFI’s lower cost structure, streamlined manufacturing footprint, stronger balance sheet, and continued focus on innovation provide a foundation for future growth.

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

The primary metric for tracking growth of the REPREVE brand is REPREVE Fiber sales. REPREVE Fiber represents UNIFI's collection of fiber products on its recycled platform, with or without added technologies. Of our consolidated net sales in fiscal 2026, 2025, and 2024, REPREVE Fiber sales comprised 30%, 31%, and 32%, or $157,428, $174,855, and $188,517, respectively. REPREVE Fiber sales decreased primarily due to lower customer demand, cautious purchasing patterns, and ongoing competitive pressures in the recycled fiber market.

Capital Investments

Fiscal 2021 through 2023 capital investments increased in connection with our planned investment of approximately $100,000 into the Americas and Brazil Segments for new eAFK Evo texturing machinery that has significant efficiency, productivity, and flexibility benefits over our legacy equipment. We are encouraged by the performance metrics surrounding the eAFK Evo texturing machines currently operating in our facilities, and we expect these upgrades to generate meaningful investment returns in the future when product demand recovers. Due to the weak demand environment in fiscal 2023 and 2024, UNIFI negotiated two contract modifications with the equipment vendor. At that time, approximately 75% of the project had been completed in the Americas and 100% had been completed in Brazil. The contract modifications allowed UNIFI to delay the remaining equipment purchases and installation activities until September 2025. In the fourth quarter of fiscal 2025, UNIFI terminated the overall contract in exchange for the forfeiture of $1,448 in deposits which is included in Restructuring costs within the Consolidated Statements of Operations. These actions allow for (i) improved short- and mid-term liquidity in light of the current subdued levels of sales and facility utilization and (ii) a better matching of future capital expenditures with the consolidation of UNIFI's yarn manufacturing operations. In fiscal 2026, we continued to carefully manage capital expenditures to preserve cash.

In fiscal 2027, we expect to invest between $7,000 and $9,000 in capital projects, primarily relating to routine annual maintenance capital expenditures. We will continue to evaluate the level of capital investment required to support the needs of our customers and allocate our resources accordingly as we expand our operations outside of the Americas.

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

As of June 28, 2026, UNIFI had repurchased 701 shares of its common stock at an average price of $15.90 per share, none of which occurred in fiscal 2026, leaving $38,859 available for repurchases under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

Developments in Principal Markets

Americas

Our operations in the U.S., El Salvador, and Colombia operate under the Dominican Republic—Central America Free Trade Agreement (“CAFTA-DR”) and the United States-Mexico-Canada Agreement (“USMCA”). Prior to the establishment of the USMCA, we benefited from a similar agreement known as the North American Free Trade Agreement (“NAFTA”).

Throughout fiscal 2023, we experienced adverse pressure from rising input costs, competitive headwinds, and weakening manufacturing productivity. In addition, in fiscal 2024, 2025, and 2026, the Americas Segment experienced lower volumes as a result of lower global demand in connection with the inventory management of major brands and retailers. However, beginning in the second half of fiscal 2026, we experienced an improvement in overall sales, primarily due to our increased commercial efforts and portfolio diversification. Looking ahead, we believe our Americas business remains well-positioned to capture long-term growth opportunities.

Brazil

UNIFI’s Brazilian operations play a key role in our strategy. This segment is primarily impacted by (i) price pressures from imported fiber, fabric, and finished goods (similar to our U.S. operations), (ii) the inflation rate in Brazil, and (iii) changes in the value of the Brazilian Real (“BRL”). Economic and political volatility remain challenging conditions in South America, despite our strong performance in recent years. UNIFI continues to (i) aggressively pursue mix enrichment and market share by working with customers to develop programs using our differentiated products, including REPREVE, and (ii) implement process improvements and manufacturing efficiency plans to help lower per-unit costs. The growth of the REPREVE brand in Brazil continues to be a focus as the segment's sales do not include a significant amount of REPREVE. In addition, our installation of eAFK Evo machinery in Brazil has been highly successful in generating manufacturing efficiencies and the associated finished goods have been highly regarded by customers.

Asia

UNIFI’s Asia operations remain an important part of our strategy due to the significant production capacity that exists in Asia, which enhances our ability to service customers with global supply chains. Competition in the Asia region remains high; however, interest and demand for UNIFI’s products in Asia have helped support strong underlying sales volumes in recent years. We are encouraged by programs undertaken with key brands and retailers that benefit from the diversification and innovation of our global portfolio. During fiscal 2025 and 2026, customer-demand headwinds resulted in depressed volumes in Asia and in the second half of fiscal 2025 and 2026, tariffs placed upon many foreign countries resulted in additional demand volatility due to the recent actions taken by the U.S. during trade-related negotiations.

While macroeconomic conditions, trade policy developments, and customer demand patterns remain uncertain, UNIFI expects to continue benefiting from the structural cost savings achieved through its profit improvement initiatives. Management remains focused on driving additional operating efficiencies, expanding higher-margin innovative product platforms, increasing REPREVE® penetration, generating positive free cash flow, and further strengthening the balance sheet. The actions taken during fiscal 2026 have fundamentally improved UNIFI's operating profile and positioned UNIFI to generate stronger profitability and cash flow as market conditions improve.

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

According to data compiled by PCI WoodMackenzie, a global leader in research and analysis for the polyester and raw material markets, global demand for polyester yarns has grown steadily since 1980. Polyester historically has accounted for approximately 50% to 60% of global fiber consumption, and nylon has historically accounted for an estimated 5% to 10%. Due to the higher cost of nylon, the industry may transition certain products from nylon to polyester. The polyester and nylon fiber sectors together have accounted for approximately 55% to 65% of North American textile consumption based on recent history.

According to the National Council of Textile Organizations, the U.S. textile and apparel industry’s total shipments were approximately $60.9 billion for calendar 2025 as the U.S. textile and apparel industry exported nearly $26.9 billion of textile and apparel products. The U.S. textile industry remains a large manufacturing employer.

Trade Regulation and Rules of Origin

Trade policies, free trade agreements, duty structures, and rules of origin are important factors affecting UNIFI’s competitive position, particularly within the Americas Segment. Imports into the U.S. of finished apparel categories that utilize polyester and nylon yarns generally carry duty rates ranging from 16% to 32%; however, imports of fabric and finished goods from countries outside free trade agreements or trade preference programs have increased significantly over time due to lower overseas operating costs, foreign government subsidization, increased overseas sourcing by U.S. retailers, China’s entry into the World Trade Organization, and the elimination of textile and apparel quotas.

Regional free trade agreements (“Regional FTAs”), including the regions covered by the Americas Segment and the Colombia and Peru free trade agreements, provide meaningful duty-free advantages for apparel made from qualifying regional fibers, yarns, and fabrics under “yarn forward” rules of origin. These requirements are significant to UNIFI because the Company is the largest filament yarn manufacturer, and one of the few producers of qualifying synthetic yarns, in the regions covered by these agreements. As a result, UNIFI’s ability to supply Compliant Yarns represents an important competitive advantage for customers seeking eligibility for duty-free treatment.

The USMCA, adopted by the U.S. in calendar 2020, preserved important rules of origin for textile and apparel trade in the region and closed several loopholes under NAFTA that previously allowed certain non-originating inputs, including sewing thread, pocketing, and narrow elastic fabrics. In addition, the Berry Amendment requires certain textile and apparel articles purchased by the U.S. Department of Defense to be manufactured in the U.S. and to consist of yarns and fibers produced in the U.S. UNIFI believes it is the largest producer of polyester and nylon filament yarns for Berry Amendment compliant purchasing programs.

UNIFI refers to fibers sold under specific rules of origin requirements pursuant to the Regional FTAs and the Berry Amendment as “Compliant Yarns.” Approximately half of UNIFI’s sales within the Americas Segment are sold as Compliant Yarns, making these trade and compliance programs an important component of the Company’s regional business model and customer value proposition.

UNIFI believes that rules of origin, duty-free cost advantages, Berry Amendment requirements, and customer demand for supplier responsiveness and improved inventory turns support the continued presence of a meaningful textile supply chain in the Americas. As one of the few significant producers of Compliant Yarns under the Regional FTAs, UNIFI is positioned to leverage its qualifying status to support regional and domestic fabric producers that ship products into the region.

Recent antidumping and countervailing duties on polyester textured yarn imports from certain countries further underscore the importance of trade policy to UNIFI’s competitive position, particularly in Americas Segment markets. Accordingly, imports from the following countries have been assessed additional duties:

•
China of 32% or more,
•
India of 7% or more,
•
Indonesia of 7% or more,
•
Malaysia of 8%,
•
Thailand of 14% or more, and
•
Vietnam of 2% or more.

While the short-term and long-term impacts are not yet known, UNIFI expects these duty rates to play a significant role in helping normalize the competitive position of its yarns in the U.S. market relative to imported yarns from those countries.

Competition

The industry in which UNIFI operates is global, highly competitive, and subject to significant pricing, cost, and supply chain pressures. UNIFI competes both as a global yarn producer and as an important participant in regional textile supply chains, where customer purchasing decisions are influenced by product quality, reliability, speed, innovation, sustainability attributes, and overall cost competitiveness. For sales of Compliant Yarns, UNIFI competes with a limited number of foreign and domestic producers of polyester and nylon yarns. For sales of non-Compliant Yarns, UNIFI competes with a broader group of foreign and domestic producers capable of meeting customer specifications for quality, reliability, and delivery performance.

UNIFI’s competitive position is also affected by imports of textile, apparel, and hosiery products, which can adversely impact demand for the Company’s polyester and nylon products in certain markets. Several foreign competitors benefit from structural cost advantages, including lower wages, raw material costs, capital costs, and favorable foreign currency exchange rates against the U.S. Dollar, any of which may place pressure on UNIFI’s margins, pricing flexibility, and related regional supply chains. In addition, while competitors have historically focused on high-volume commodity products, many are increasingly targeting specialty products, including areas where UNIFI has historically generated higher margins and differentiated customer value.

UNIFI’s major competitors in the Americas region for polyester yarns include Aquafil O'Mara; United Textiles of America S. de R.L. de C.V.; NanYa Plastics Corp. of America; and C S Central America S.A. de C.V. In fiscal 2024, AKRA, S.A. de C.V., a major competitor, closed its polyester manufacturing facility in Monterrey, Mexico. UNIFI’s major competitors for nylon yarn sales in the U.S. include Sapona Manufacturing Company, Inc. and McMichael Mills, Inc.

In Brazil, UNIFI is the only domestic producer of textured polyester and primarily competes with traders of imported yarns and fibers. In fiscal 2024, Petroquimica Suape, the Company’s largest domestic competitor in Brazil, halted textured yarn production, which provides UNIFI with an opportunity to strengthen its market position in the region.

UNIFI’s operations in Asia face competition from numerous yarn manufacturers, and identifying each competitor is not feasible due to the size and fragmentation of the regional market. However, UNIFI’s Asia portfolio is supported by its specialty and recycled product offerings and a global sourcing and support model, which help differentiate the Company in a highly competitive marketplace. Globally, competitors for UNIFI’s REPREVE products include recycled brands from Far Eastern New Century, Tiejin, Radici, and Polygenta.

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

We estimate our consolidated net sales for fiscal 2026 were distributed across our primary end markets as follows:

•
Apparel (including hosiery and footwear) represented approximately 54% of our consolidated net sales.
•
Industrial represented approximately 13% of our consolidated net sales, and includes medical, belting, tapes, filtration, ropes, protective fabrics, and awnings.
•
Furnishings (including both contract and home furnishings) represented approximately 13% of our consolidated net sales, and is largely dependent upon the housing market, which, in turn, is influenced by consumer confidence and credit availability.
•
Automotive represented approximately 6% of our consolidated net sales.
•
All other markets represented approximately 14% of our consolidated net sales.

In addition to the above, UNIFI combines its research and development efforts with the demands of customers and brand partners to develop innovative technologies that enhance yarn characteristics. Application of these technologies allows for a diversity of benefits, including: water repellency, flame retardation, soil release, enhanced color-fastness achieved with less water use, and protection from ultra-violet rays, among other attributes.

As we continue to diversify our portfolio beyond apparel and pursue new end markets, we expect to increase margin accretive sales and improve facility utilization. Indicating our expanded product portfolio and enhanced technological capabilities, we introduced new products based on the Textile Takeback platform and Thermaloop insulation during fiscal 2025 and 2026.

Customers

UNIFI’s Americas Segment, Brazil Segment, and Asia Segment serve approximately 430, 370, and 510 customers, respectively, all in a variety of geographic markets. UNIFI’s products are manufactured according to customer specifications and are shipped based upon customer order requirements. Customer payment terms are generally consistent with prevailing industry practices for the geographies in which we participate.

UNIFI’s consolidated net sales are not materially dependent on a single direct customer and no single direct customer accounts for 10% or more of UNIFI’s consolidated net sales. In fiscal 2026, Milliken & Company comprised 12% of the Americas Segment's sales. UNIFI’s top 10 direct customers accounted for approximately 29% of consolidated net sales for fiscal 2026 and approximately 30% of receivables as of June 28, 2026. However, UNIFI’s consolidated net sales are dependent on demand from a relatively small number of brand partners.

Sales and Marketing

UNIFI employs an internal sales force operating out of sales offices primarily in the U.S., Brazil, China, El Salvador, Colombia, Turkey, India, and Europe. UNIFI also relies on independent sales agents for sales in several other countries. UNIFI seeks to create strong customer relationships and to build and strengthen those relationships throughout the supply chain. Through frequent communications with customers, partnering in product development, and engaging key downstream brands and retailers, UNIFI has created significant pull-through sales and brand recognition for its products. For example, UNIFI works with brands and retailers to educate and create demand for its products, including recent engagements involving REPREVE, REPREVE Takeback™, ThermaLoop™ insulation, and other performance technology products at multiple events and venues in the U.S. and globally. UNIFI then works with key fabric mill partners to develop specific fabrics for those brands and retailers utilizing UNIFI products. In many of these regards, UNIFI draws upon and integrates the resources of its innovation and research and development personnel. In addition, UNIFI is enhancing co-branding activations with integrated point-of-sale and online marketing with popular brands and retailers to enable consumers to find REPREVE and other performance technology products in multiple retail channels. Our sales and marketing strategy leverages a multi-channel digital approach, including targeted social media collaborations and campaigns, dynamic website engagement, trade presence, and strategic media outreach, to enhance brand visibility, drive customer acquisition, and support product conversion across key markets. Based on the establishment of many commercial and branded programs, this strategy has been successful for UNIFI.

Product Customization and Manufacturing Processes

UNIFI uses advanced production processes to manufacture its high-quality products cost-effectively in North America, Central America, and Brazil and transfers relevant technical knowledge to its asset light operations in Asia for manufacture with trusted supply chain partners. One component of UNIFI's unique competitive position is concentrated geographic presence; our facilities, resources, and people operate in the primary yarn producing regions of the world, allowing us to maintain proximity to brands and textile partners that value our products and require advanced manufacturing or supply chain management.

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

For fiscal 2026, 2025, and 2024, UNIFI incurred $7,707, $8,750, and $9,599, respectively, in costs for research and development (including employee costs).

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

Human Capital

As of June 28, 2026, UNIFI had approximately 2,400 employees. The number of employees in each of the Americas, Brazil, and Asia Segments and the corporate office were approximately 1,430, 800, 90, and 80, respectively, at June 28, 2026. In fiscal 2026, UNIFI implemented additional cost-saving initiatives that included reducing variable manufacturing costs across labor, spend, and support functions, while also eliminating salaried positions in the U.S. While employees of our Brazil Segment are unionized, none of the labor forces employed by UNIFI’s domestic or other foreign subsidiaries are currently covered by a collective bargaining agreement. UNIFI believes the Company has a good relationship with its employees.

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

Inflation

Beyond the inflationary environment experienced during fiscal 2023 through 2026, UNIFI expects that costs could continue to rise long-term for certain consumables used to produce and ship its products, as well as for its utilities and labor. UNIFI expects to mitigate the impacts of such rising costs through increased operational efficiencies and increased selling prices, but rising inflation could be a factor that negatively impacts UNIFI’s profitability.

In the past, selling price adjustments were primarily associated with changes in the price of polyester and nylon raw materials, but the current economic environment requires that selling price adjustments accommodate significant increases in all categories of input costs, including packaging, supplies, additives, and labor. For the majority of our portfolio, we have been able to implement selling price adjustments to protect gross margins. However, some selling price adjustments in the U.S. and Central America were not realized rapidly enough to avoid temporary gross margin declines in certain portions of our portfolio. While we navigated the dynamic cost environment during fiscal 2023 through 2026 better than in earlier prior years, low manufacturing utilization and manufacturing productivity have adversely impacted our gross margin and remain current headwinds to UNIFI’s profitability, most notably in the Americas Segment. In early March 2026, disruptions to certain supply routes associated with this conflict resulted in a sharp increase in crude oil and related feedstock prices. As a result of higher raw material costs stemming from disruptions in the Middle East, the Company implemented responsive price increases and surcharges that began in April 2026 and are expected to continue while petrochemical-related inflation remains elevated. We recognize that additional or prolonged impacts to the petroleum or other global markets could cause further inflationary pressures to our global raw material costs or additional unforeseen adverse impacts.

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

Joint Ventures and Unconsolidated Affiliates

UNIFI participates in one joint venture located in the U.S. that supplies raw materials to the Americas Segment. As of June 28, 2026, UNIFI had $925 recorded for this unconsolidated affiliate investment. Other information regarding UNIFI’s unconsolidated affiliates is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under the subheading “Investments in Unconsolidated Affiliates” in Note 10, "Other Non-Current Assets," to the accompanying consolidated financial statements.

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

Petroleum-based chemicals and recycled plastic bottles comprise a significant portion of UNIFI’s raw materials. The prices for these products and related energy costs are volatile and dependent on global supply and demand dynamics, including geo-political risks. While UNIFI enters into raw material supply agreements from time to time, these agreements typically provide index pricing based on quoted market prices. Therefore, supply agreements provide only limited protection against price volatility. UNIFI attempts to pass on to its customers increases in raw material costs, but at times it cannot. When it can, there is typically a time lag that adversely affects UNIFI's margins during one or more quarters. Certain customers are subject to an index-based pricing model in which UNIFI’s sales prices are adjusted based on the change in the cost of certain raw materials in the prior quarter. Pricing adjustments for other customers must be negotiated independently. In ordinary market conditions in which raw material price increases have stabilized and sales volumes are consistent with traditional levels, UNIFI has historically been successful in implementing price adjustments within one to two fiscal quarters of the raw material price increase for its index priced customers and within two fiscal quarters of the raw material price increase for its non-index priced customers. UNIFI has lost in the past (and expects that it may lose in the future) customers to its competitors as a result of price increases. In addition, competitors may be able to obtain raw materials at a lower cost due to market regulations that favor local producers in certain foreign locations where UNIFI operates, and certain other market regulations that favor UNIFI over other producers may be amended or repealed. Additionally, inflation can have a long-term impact by increasing the costs of materials, labor, and/or energy, any of which costs may adversely impact UNIFI’s ability to maintain satisfactory margins. If UNIFI is not able to pass on such cost increases to customers in a timely manner (or if it loses a large number of customers to competitors as a result of price increases), the result could be material and adverse to its business, financial condition, results of operations, or cash flows.

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

Through its foreign operations, UNIFI is also exposed to foreign currency exchange rate fluctuations. Fluctuations in foreign currency exchange rates will impact period-to-period comparisons of UNIFI’s reported results. Additionally, UNIFI operates in countries with foreign exchange controls. These controls may limit UNIFI’s ability to transfer funds from its international operations or otherwise to convert local currencies into USDs. These limitations could restrict UNIFI’s ability to access cash from its foreign operations.

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

UNIFI is subject to income tax and other taxes in the U.S. and in numerous foreign jurisdictions. UNIFI’s domestic and foreign income tax liabilities are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of taxes paid is subject to UNIFI’s interpretation of applicable tax laws in the jurisdictions in which we operate. Changes in tax laws including regulatory developments arising from U.S. tax reform legislation, judicial interpretations in the jurisdictions in which we operate, and multi-jurisdictional changes enacted in response to the action items provided by the Organization for Economic Co-operation and Development could have an adverse effect on UNIFI’s business, financial condition, operating results, and cash flows. Significant judgment, knowledge, and experience are required in determining our worldwide provision for income taxes.

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

UNIFI depends on a limited number of third parties for certain raw materials, such as POY, Chip, dyes, and chemicals. Although alternative sources of raw materials exist, UNIFI may not be able to obtain adequate supplies of such materials on acceptable terms, or at all, from other sources. UNIFI is dependent on USMCA/NAFTA, CAFTA-DR, and Berry Amendment qualified suppliers of raw materials for the production of Compliant Yarns. These suppliers are also at risk with their raw material supply chains. Any significant disruption or curtailment in the supply of any of its raw materials could cause UNIFI to reduce or cease production for an extended period, or require UNIFI to increase its pricing, any of which could have a material adverse effect on its business, financial condition, results of operations, or cash flows.

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

Widespread public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases, such as the COVID-19 pandemic, have had, and could in the future have, a material adverse effect on UNIFI’s business, financial condition, results of operations, or cash flows. The full extent to which a global health crisis may impact our business and operating results would depend on future developments that are highly uncertain and cannot be accurately predicted, including new medical and other information that may emerge as a result and the actions by governmental entities or others to contain or treat its impact.

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

In March 2024, the SEC issued a final rule that required registrants to provide climate disclosures in their annual reports and registration statements. The disclosure requirements of the new rule would have become effective for UNIFI beginning in fiscal 2027. In March 2025, the SEC announced that it had voted to end its defense of the final rule and in May 2026, the SEC proposed the rescission of the rule altogether. As such, it is not expected that UNIFI will have to make any climate-related disclosure under an SEC rule. However, the Company may need to make disclosure under state or international climate-related rules in the regions in which we do business.

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

Item 2. Properties

The following table contains information about the principal properties owned or leased by UNIFI as of June 28, 2026 (not in thousands):

Location	Principal Use	Approx. Total Area (Sq. Ft.)		Owned or Leased
Administrative
Greensboro, North Carolina	Corporate headquarters	121,000		Owned

Americas Segment
Domestic
Yadkinville, North Carolina	Manufacturing facility	812,000	*	Owned
Yadkinville, North Carolina	Manufacturing facility	413,000		Owned
Yadkinville, North Carolina	Manufacturing facility	261,000		Owned
Yadkinville, North Carolina	Manufacturing facility	212,000		Owned
Yadkinville, North Carolina	Manufacturing facility	147,000		Owned
Yadkinville, North Carolina	Warehouse	400,000	*	Owned
Yadkinville, North Carolina	Warehouse	120,000		Owned
Yadkinville, North Carolina	Warehouse	82,000		Leased
Yadkinville, North Carolina	Warehouse	61,000		Leased

Reidsville, North Carolina	Manufacturing facility	384,000		Owned
Reidsville, North Carolina	Manufacturing facility	160,000		Owned
Reidsville, North Carolina	Warehouse	91,000		Leased

Madison, North Carolina	Warehouse	31,000		Owned

Foreign
Ciudad Arce, El Salvador	Manufacturing facility	132,000		Leased
Ciudad Arce, El Salvador	Warehouse	59,000		Leased

Bogota (Soacha), Colombia	Manufacturing facility	31,000		Owned
Bogota, Colombia	Sales office	1,000		Leased

Brazil Segment
Foreign
Alfenas, Brazil	Manufacturing facility	360,000		Owned
Alfenas, Brazil	Warehouse	372,000		Owned
Sao Paulo, Brazil	Corporate office	13,000		Leased

Asia Segment
Foreign
Suzhou, China	Sales office	19,000		Leased
Suzhou, China	Warehouse	59,000		Leased
Suzhou, China	Warehouse	50,000		Leased
Suzhou, China	Warehouse	16,000		Leased

* This warehouse and 110,000 square feet of this manufacturing facility are under agreement to sale based on the 8-K filed on August 17, 2026.

Management believes all of UNIFI’s operating properties are well maintained and in good condition. Management does not anticipate any capacity constraints in the foreseeable future.

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

Edmund M. Ingle – Age: 61 – Mr. Ingle has served as Chief Executive Officer of UNIFI and a member of the Board since June 2020. From May 2019 to June 2020, he served as Chief Executive Officer of the Recycling group of Indorama Ventures, a world-class chemicals company and a global integrated leader in PET and fibers serving major customers in diversified end-use markets. From May 2018 to May 2019, he was Chairperson and Chief Executive Officer of Indorama’s Wellman International division. Prior to that, Mr. Ingle was with UNIFI for approximately 30 years, during which time he held various key leadership positions, including Vice President of Global Corporate Sustainability, Vice President of Supply Chain, General Manager of the Company’s Flake and Chip business, Vice President and General Manager of REPREVE® Polymers, General Manager of the Company’s Nylon business, and Director of Global Procurement.

Albert P. Carey – Age: 74 – Mr. Carey has served as Executive Chairman of the Board since April 2019. Mr. Carey previously served as Non-Executive Chairman of the Board from January 2019 to March 2019. In March 2019, Mr. Carey retired from PepsiCo, Inc., a consumer products company, after a 38-year career with the company in which he held a number of senior leadership roles, including Chief Executive Officer of PepsiCo North America from March 2016 to January 2019, Chief Executive Officer of PepsiCo North America Beverages from July 2015 to March 2016, Chief Executive Officer of PepsiCo Americas Beverages from September 2011 to July 2015, and President and Chief Executive Officer of Frito-Lay North America from June 2006 to September 2011.

Andrew J. (A.J.) Eaker – Age: 41 – Mr. Eaker has served as Executive Vice President and Chief Financial Officer of UNIFI since January 2024, as Treasurer of UNIFI since December 2022, and as Vice President of UNIFI's primary domestic operating subsidiary since June 2017. Mr. Eaker previously served as Interim Chief Financial Officer of UNIFI from August 2023 to January 2024. Mr. Eaker has held various other positions with increasing leadership and functional responsibilities since joining UNIFI in March 2014, including Vice President of Finance, Corporate Finance Manager, and Assistant Controller. Mr. Eaker is a Certified Public Accountant in North Carolina and began his career in the audit practice of KPMG LLP from 2009 to 2014.

Hongjun Ning – Age: 59 – Mr. Ning has served as an Executive Vice President of UNIFI since July 2020, President of Unifi Textiles (Suzhou) Co. Ltd. (“UTSC”) (UNIFI’s subsidiary in China) since March 2020, and President of Unifi Asia Pacific since June 2017. Previously, he served as Vice President of UTSC from September 2013 to June 2017, Director of Sales & Marketing of UTSC from August 2008 to September 2013, and General Manager, Sales & Marketing of a former UNIFI joint venture in China from January 2006 to August 2008.

Brian D. Moore – Age: 56 – Mr. Moore has served as an Executive Vice President of UNIFI and as President of Unifi Manufacturing, Inc., the Company's primary operating subsidiary in the U.S., since January 2024. Mr. Moore previously served as Senior Vice President of Direct Sales & Operations of UNIFI from March 2023 to January 2024 and as Vice President of Global Brand Sales from September 2020 to March 2023. Mr. Moore first joined UNIFI in 1993 and has held a number of other key roles with the Company, including leading UNIFI’s Asian market. From 2005 to 2018, Mr. Moore served as Managing Director, Asia Pacific, and as Vice President of Global Sales, Marketing, and Asian Operations for Scovill Fasteners Ltd. From 2018 to 2020, he served as Chief Executive Officer for Prym Fashion, a global manufacturer of fastening systems and accessories.

Meredith S. Boyd – Age: 40 – Ms. Boyd has served as Executive Vice President and Chief Product Officer of UNIFI since January 2024. Ms. Boyd previously served as Senior Vice President of Sustainability, Technology & Innovation of UNIFI from September 2020 to January 2024 and Senior Vice President of Global Innovation from April 2019 to September 2020. Ms. Boyd joined UNIFI in 2007 and has held several other key positions, including Vice President of Brand Sales and head of the Global Business Development group. Ms. Boyd also serves on the Board of Directors for the Synthetic Yarn and Fabric Association (SYFA) and the Textile Technology Center (TTC) Advisory Council.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

UNIFI’s common stock is listed for trading on the New York Stock Exchange (the “NYSE”) under the symbol “UFI.”

As of August 20, 2026, there were 107 record holders of UNIFI’s common stock. A significant number of the outstanding shares of common stock that are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. UNIFI estimates that there are approximately 6,400 beneficial owners of its common stock.

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

As of June 28, 2026, UNIFI had repurchased 701 shares of its common stock at an average price of $15.90 per share, none of which occurred in fiscal 2026, leaving $38,859 available for repurchase under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

In fiscal 2026, UNIFI withheld 71 shares in satisfaction of tax withholding obligations under net share settle transactions of stock-based compensation awards ("net share settlement").

In fiscal 2025, UNIFI withheld 28 shares for net share settlement.

In fiscal 2024, UNIFI withheld 12 shares for net share settlement.

PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

The below graphic comparison assumes the investment of $100 in each of UNIFI common stock, the S&P SmallCap 600 Index (a benchmark index containing inclusion characteristics closely associated with UNIFI), and the NYSE Composite Index (a broad equity market index), all at June 25, 2021. The resulting cumulative total return assumes that dividends, if any, were reinvested. Past performance is not indicative of future performance.

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/25/2021
7/1/2022
6/30/2023
6/28/2024
6/27/2025
6/26/2026
UFI
S&P SmallCap 600
NYSE Composite

	June 25, 2021	July 1, 2022	June 30, 2023	June 28, 2024	June 27, 2025	June 26, 2026
Unifi, Inc.	$100.00	$56.65	$32.61	$23.80	$21.17	$19.39
S&P SmallCap 600	100.00	82.40	88.19	94.07	96.79	130.12
NYSE Composite	100.00	89.89	99.98	116.22	133.95	159.23

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
•
Throughout fiscal 2026, global textile demand remained weak resulting from geopolitical events and continued global trade uncertainty. However, certain demand began to improve in the second half of the fiscal year. Looking ahead, we believe our operations remain well-positioned to capture long-term growth opportunities, our liquidity position has improved significantly.

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

The following developments and trends occurred or were occurring in fiscal 2026:

•
Demand levels for the majority of our business lines in the Americas and Asia Segments were below expectations, as a result of lower global demand amid consumer and macroeconomic uncertainty including the recent geopolitical situation in Iran, trade disruptions, and tariff-related concerns.
•
Our REPREVE family of products continued to gain momentum with brands, retailers, and mill partners who value sustainability and UNIFI’s ability to produce leading-edge products with in-demand technologies.
•
The Americas Segment experienced significant improvement due to higher manufacturing utilization and production levels after UNIFI implemented the Fiscal 2026 Profit Improvement Plan as a cost-saving initiative that included reducing variable manufacturing costs across labor, spend, and support functions, while also eliminating salaried positions in the U.S. In addition, in early March 2026, disruptions to certain supply routes associated with the Iran conflict resulted in a sharp increase in crude oil and related feedstock prices. As a result of higher raw material costs stemming from disruptions in the Middle East, UNIFI implemented responsive price increases and surcharges that began in April 2026 and are expected to continue while petrochemical-related inflation remains elevated.
•
The Brazil Segment incurred selling price pressures from low-cost imports for most of the fiscal year, but sales volumes and margins remained strong due to diligent pricing actions associated with the Iran conflict.
•
The Asia Segment's sales volumes slowed in fiscal 2026, along with continued margin pressure, due to customer-demand headwinds and recent volatility from uncertainty related to tariffs; however, there remains healthy demand for REPREVE, generating continued portfolio expansion.

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

The BRL to USD weighted average exchange rate was 5.27, 5.71, and 5.01 for fiscal 2026, 2025, and 2024, respectively. The RMB to USD weighted average exchange rate was 6.98, 7.21, and 7.22 for fiscal 2026, 2025, and 2024, respectively.

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

Review of Results of Operations for Fiscal 2026, 2025, and 2024

UNIFI’s fiscal 2026, 2025, and 2024 each consisted of 52 weeks, with no impacts to net sales, gross profit, and selling, general, and administrative ("SG&A") expenses due to extra weeks.

Consolidated Overview

The below tables provide:

•
the components of net loss and the percentage increase or decrease over the prior fiscal year amounts,
•
a reconciliation from net loss to EBITDA and Adjusted EBITDA, and
•
a reconciliation from net loss to Adjusted Net Loss and Adjusted EPS.

Following the tables is a discussion and analysis of the significant components of net loss.

Net Loss

	Fiscal 2026	% Change	Fiscal 2025	% Change	Fiscal 2024
Net sales	$531,303	(7.0)	$571,344	(1.9)	$582,209
Cost of sales	500,847	(11.0)	562,926	(0.5)	565,593
Gross profit	30,456	nm	8,418	(49.3)	16,616
SG&A	44,681	(8.8)	49,005	5.1	46,632
(Benefit) provision for bad debts	(156)	(6.0)	(166)	(110.6)	1,571
Restructuring costs, net	1,853	(79.2)	8,924	74.9	5,101
(Gain) loss on sales and disposals of assets	(4)	(100.0)	(40,079)	nm	62
Other operating (income) expense, net	(1,270)	nm	254	(62.1)	671
Operating loss	(14,648)	53.9	(9,520)	(74.6)	(37,421)
Interest expense, net	5,114	(40.8)	8,632	11.7	7,726
Loss from unconsolidated affiliates	266	(44.2)	477	22.3	390
Loss before income taxes	(20,028)	7.5	(18,629)	(59.1)	(45,537)
Provision for income taxes	4,534	163.8	1,719	(7.5)	1,858
Net loss	$(24,562)	20.7	$(20,348)	(57.1)	$(47,395)

nm – not meaningful

Non-GAAP Reconciliations

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net Loss to EBITDA and Adjusted EBITDA are as follows.

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Net loss	$(24,562)	$(20,348)	$(47,395)
Interest expense, net	5,114	8,632	7,726
Provision for income taxes	4,534	1,719	1,858
Depreciation and amortization expense (1)	23,820	25,064	27,513
EBITDA	8,906	15,067	(10,298)

Transition costs (2)	1,068	13,485	—
Gain on foreign currency transaction, net (3)	(1,892)	—	—
Gain on sales of assets (4)	—	(40,103)	—
Restructuring costs, net (5)	785	—	5,101
Adjusted EBITDA	$8,867	$(11,551)	$(5,197)

(1)
Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. Within the accompanying Consolidated Statements of Cash Flows, amortization of debt issuance costs is reflected in depreciation and amortization expense. In fiscal 2025, interest expense, net includes $136 of loss on debt extinguishment.
(2)
In fiscal 2026, UNIFI incurred various transition costs totaling $1,068 in connection with the consolidation of its yarn manufacturing operations including (i) facility closure and equipment relocation costs (including asset impairments and disposals) of $1,021, and (ii) employee separation costs of $47. The facility closure, equipment relocation, and employee separation costs were all recorded within Restructuring costs in the Consolidated Statements of Operations. In fiscal 2025, UNIFI incurred various transition costs totaling $13,485 in connection with the consolidation of its yarn manufacturing operations including (i) facility closure and equipment relocation costs (including asset impairments and disposals) of $5,896, (ii) inventory write-downs of $2,923, (iii) excess fixed manufacturing costs of $1,638, (iv) employee separation or retention costs of $1,580, and (v) forfeitures of deposits for texturing machinery of $1,448. The facility closure, equipment relocation, employee separation and retention costs, and forfeitures of deposits were all recorded within Restructuring costs and the inventory write-downs and excess fixed manufacturing costs were recorded within Cost of sales in the Consolidated Statements of Operations.

(3)
In fiscal 2026, UNIFI recorded a foreign currency gain of $1,892. In December 2025, Brazil declared dividends against the majority of its retained earnings in connection with certain tax law changes related to future dividends. Foreign currency transaction gains (losses) are recorded to reflect changes in the exchange rate of the Brazilian Real to the U.S. Dollar while the dividend payable is outstanding.
(4)
In the second quarter of fiscal 2025, UNIFI recorded a gain of $4,296 related to the sale of a warehouse located in Yadkinville, North Carolina. In the fourth quarter of fiscal 2025, UNIFI recorded a gain of $35,807 related to the sale of a manufacturing facility in Madison, North Carolina.
(5)
In fiscal 2026, UNIFI recorded employee separation costs of $1,093 in connection with the Fiscal 2026 Profit Improvement Plan and a $308 gain from disposals of assets from the consolidation of Americas yarn manufacturing operations. In fiscal 2024, UNIFI incurred severance costs of $2,351 in connection with the Profitability Improvement Plan in the U.S. and a loss of $2,750 related to the dissolution of a nylon joint venture.

Adjusted Net Loss and Adjusted EPS (Non-GAAP Financial Measures)

The tables below set forth reconciliations of (i) Loss Before Income Taxes (“Pre-tax Loss”), Provision for Income Taxes (“Tax Impact”) and Net Loss to Adjusted Net Loss and (ii) Diluted EPS to Adjusted EPS.

	Fiscal 2026
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(20,028)	$(4,534)	$(24,562)	$(1.33)
Transition costs (1)	1,068	—	1,068	0.06
Gain on foreign currency transaction, net (2)	(1,892)	488	(1,404)	(0.07)
Restructuring costs, net (3)	785	(11)	774	0.04
Adjusted results	$(20,067)	$(4,057)	$(24,124)	$(1.30)

Weighted average common shares outstanding				18,488

	Fiscal 2025
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(18,629)	$(1,719)	$(20,348)	$(1.11)
Transition costs (1)	13,485	—	13,485	0.74
Gain on sales of assets (4)	(40,103)	—	(40,103)	(2.19)
Recovery of income taxes (5)	—	(893)	(893)	(0.05)
Adjusted results	$(45,247)	$(2,612)	$(47,859)	$(2.61)

Weighted average common shares outstanding				18,314

	Fiscal 2024
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(45,537)	$(1,858)	(47,395)	$(2.61)
Restructuring costs, net (3)	5,101	—	5,101	0.28
Adjusted results	$(40,436)	$(1,858)	$(42,294)	$(2.33)

Weighted average common shares outstanding				18,154

(1)
In fiscal 2026, UNIFI incurred various transition costs totaling $1,068 in connection with the consolidation of its yarn manufacturing operations including (i) facility closure and equipment relocation costs (including asset impairments and disposals) of $1,021, and (ii) employee separation costs of $47. The facility closure, equipment relocation, and employee separation costs were all recorded within Restructuring costs in the Consolidated Statements of Operations. The associated tax impact was estimated to be $0 due to a valuation allowance against net operating losses in the U.S. In fiscal 2025, UNIFI incurred various transition costs totaling $13,485 in connection with the consolidation of its yarn manufacturing operations including (i) facility closure and equipment relocation costs (including asset impairments and disposals) of $5,896, (ii) inventory write-downs of $2,923, (iii) excess fixed manufacturing costs of $1,638, (iv) employee separation or retention costs of $1,580, and (v) forfeitures of deposits for texturing machinery of $1,448. The facility closure, equipment relocation, employee separation and retention costs, and forfeitures of deposits were all recorded within Restructuring costs and the inventory write-downs and excess fixed manufacturing costs were recorded within Cost of sales in the Consolidated Statements of Operations. The associated tax impact was estimated to be $0 due to a valuation allowance against net operating losses in the U.S.
(2)
In fiscal 2026, UNIFI recorded a foreign currency gain of $1,892. In December 2025, Brazil declared dividends against the majority of its retained earnings in connection with certain tax law changes related to future dividends. Foreign currency transaction gains (losses) are recorded to reflect changes in the exchange rate of the Brazilian Real to the U.S. Dollar while the dividend payable is outstanding. The associated tax impact was estimated to be $488, based on the relevant jurisdiction's statutory tax rate for the period.
(3)
In fiscal 2026, UNIFI recorded employee separation costs of $1,093 in connection with the Fiscal 2026 Profit Improvement Plan and a $308 gain from disposals of assets from the consolidation of Americas yarn manufacturing operations. The associated tax impact was estimated to be $11 related to employee separation costs in the Asia Segment. In fiscal 2024, UNIFI incurred severance costs of $2,351 in connection with the Profitability Improvement Plan in the U.S. and a loss of $2,750 related to the dissolution of a nylon joint venture.

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
(5)
In fiscal 2025, following a favorable preliminary court injunction, UNIFI recorded a recovery of income taxes in connection with ICMS deductibility for Brazil's federal income tax return relating to the income taxes paid in prior fiscal years.

Net Sales

Fiscal 2026 vs. Fiscal 2025

Consolidated net sales for fiscal 2026 decreased by $40,041, or 7.0%, and consolidated sales volumes decreased 5.1%, compared to fiscal 2025. Net sales in fiscal 2026 were lower primarily due to (i) lower sales volumes in the Asia Segment, (ii) lower sales volumes and lower-priced sales mix in the Americas Segment, and (iii) lower sales volumes and prices in the Brazil Segment. Overall sales remain depressed, particularly in the Americas and Asia Segments as a result of continued volatility from uncertainty over ongoing geopolitical events, global trade policies, and competition from lower-priced products. Additionally, UNIFI’s strategic pricing initiatives in the Americas Segment led to a decline in lower-margin sales.

Consolidated weighted average sales prices decreased 1.9%. The decrease in sales prices was primarily attributable to sales mix and lower average selling prices in the Americas and Brazil Segments.

REPREVE Fiber products for fiscal 2026 comprised 30%, or $157,428, of consolidated net sales, compared to 31%, or $174,855, for fiscal 2025.

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

REPREVE Fiber products for fiscal 2025 comprised 31%, or $174,855, of consolidated net sales, compared to 32%, or $188,517, for fiscal 2024. REPREVE Fiber sales decreased primarily due to lower customer demand, cautious purchasing patterns, and ongoing competitive pressures in the recycled fiber market.

Gross Profit

Fiscal 2026 vs. Fiscal 2025

Gross profit for fiscal 2026 increased to $30,456 from $8,418 in fiscal 2025. Gross profit increased primarily due to (i) variable cost-saving initiatives and (ii) improved utilization in certain manufacturing areas. This increase was partially offset by (a) lower sales volumes and (b) production volatility from an inability to forecast demand due to the uncertainty caused by geopolitical events and tariffs impacting the Americas Segment. Gross profit continues to be unfavorably impacted by demand volatility in the Americas Segment and import pricing pressures in the Brazil Segment.

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

Fiscal 2025 vs. Fiscal 2024

Gross profit for fiscal 2025 decreased to $8,418 from $16,616 in fiscal 2024. Gross profit decreased primarily due to (i) lower overall conversion margins and (ii) low utilization and decreased productivity related to the consolidation of yarn manufacturing operations in the Americas Segment. This was partially offset by (a) increased sales volumes, (b) variable cost-saving initiatives, and (c) improved productivity in certain manufacturing areas. Gross profit continues to be unfavorably impacted by weak manufacturing utilization in the Americas Segment, where utilization and productivity remain below expected levels.

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

SG&A Expenses

The changes in SG&A expenses were as follows:

SG&A for fiscal 2024	$46,632
Net increase in compensation-related expenses	2,454
Net increase in professional fees	690
Other net increases	158
Net decrease in depreciation and amortization expenses	(929)
SG&A for fiscal 2025	$49,005

SG&A for fiscal 2025	$49,005
Net decrease in professional fees	(1,544)
Net decrease in salary expenses	(1,493)
Net decrease in travel and entertainment	(547)
Net decrease in marketing expenses	(487)
Other net decreases	(253)
SG&A for fiscal 2026	$44,681

Fiscal 2026 vs. Fiscal 2025

SG&A expenses decreased from fiscal 2025, primarily due to the actions from the Fiscal 2026 Profit Improvement Plan.

Fiscal 2025 vs. Fiscal 2024

SG&A expenses increased from fiscal 2024, primarily due to higher compensation-related expenses and professional fee expenses, partially offset by decreases in depreciation and amortization expenses.

(Benefit) Provision for Bad Debts

Fiscal 2026 vs. Fiscal 2025

The (benefit) provision for bad debts was a benefit of $156 in fiscal 2026 and a benefit of $166 in fiscal 2025 as the current year reflects no material activity.

Fiscal 2025 vs. Fiscal 2024

The (benefit) provision for bad debts changed to a benefit of $166 in fiscal 2025 from a provision of $1,571 in fiscal 2024 as the current year reflects a partial recovery of a provision recorded in fiscal 2024 for a specifically identified customer balance originating in the U.S. fiber market.

Restructuring Costs, Net

During October 2025, UNIFI implemented additional cost-saving initiatives that include reducing variable manufacturing costs across labor, spend, and support functions, while also eliminating a meaningful percentage of salaried positions in the U.S. In fiscal 2026, UNIFI incurred employee separation costs of $1,093 related to the Fiscal 2026 Profit Improvement Plan. Additionally, UNIFI recognized a gain of $308 during fiscal 2025 from disposals of assets in conjunction with the consolidation of Americas yarn manufacturing operations. In fiscal 2026, UNIFI incurred $1,068 in additional costs related to the Madison facility shutdown described below.

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

Loss (Gain) on Sales and Disposals of Assets

In the second quarter of fiscal 2025, UNIFI recorded a gain of $4,296 related to the sale of a warehouse located in Yadkinville, North Carolina. In the fourth quarter of fiscal 2025, UNIFI recorded a gain of $35,807 related to the sale of its manufacturing facility in Madison, North Carolina. There was no meaningful activity in fiscal 2026 or 2024.

Other Operating (Income) Expense, Net

Fiscal 2026 vs. Fiscal 2025 vs. Fiscal 2024

Other operating (income) expense, net for fiscal 2026, 2025, and 2024 includes foreign currency transaction (gains) losses of $(1,215), $323, and $376, respectively, with no other meaningful activity. In December 2025, Brazil declared dividends against the majority of its retained earnings in connection with certain tax law changes related to future dividends. Foreign currency transaction gains (losses) are recorded to reflect changes in the exchange rate of the Brazilian Real to the U.S. Dollar while the dividend payable is outstanding.

Interest Expense, Net

Fiscal 2026 vs. Fiscal 2025

Interest expense, net decreased from fiscal 2025. The decrease was attributable to lower average debt principal and lower average interest rates in fiscal 2026. Fiscal 2025 also included a $136 loss on debt extinguishment.

Fiscal 2025 vs. Fiscal 2024

Interest expense, net increased from fiscal 2024. The increase was attributable to higher average borrowings on the revolving credit facilities for most of fiscal 2025 and lower global cash balances in fiscal 2025. Fiscal 2025 also included a $136 loss on debt extinguishment.

Loss from Unconsolidated Affiliates

There was no material activity for fiscal 2026, 2025, and 2024.

Provision for Income Taxes

The change in consolidated income taxes is as follows:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Loss before income taxes	$(20,028)	$(18,629)	$(45,537)
Provision for income taxes	4,534	1,719	1,858
Effective tax rate	(22.6)%	(9.2)%	(4.1)%

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

Fiscal 2026 vs. Fiscal 2025

The decrease in the effective tax rate from fiscal 2025 to fiscal 2026 was primarily attributable to (i) a greater increase in the valuation allowances on losses and credit carryforwards in fiscal 2026, and (ii) a tax benefit associated with the recovery of income taxes in Brazil in fiscal 2025.

Fiscal 2025 vs. Fiscal 2024

The decrease in the effective tax rate from fiscal 2024 to fiscal 2025 was primarily attributable to (i) lower losses in the U.S. current year and (ii) a decrease in valuation allowances and release of interest and penalty reserves for uncertain tax benefits as a result of concluding an IRS audit in prior period.

Net Loss

Fiscal 2026 vs. Fiscal 2025

Net loss for fiscal 2026 was $24,562, or $1.33 per diluted share, compared to $20,348, or $1.11 per diluted share, for fiscal 2025. The change in net loss was primarily attributable to (i) a gain on sales of assets in fiscal 2025 and (ii) higher income tax expense, which were partially offset by (a) increased gross profit, (b) lower SG&A expenses, (c) lower interest expense, net, and (d) lower restructuring costs in fiscal 2026.

Fiscal 2025 vs. Fiscal 2024

Net loss for fiscal 2025 was $20,348, or $1.11 per diluted share, compared to $47,395, or $2.61 per diluted share, for fiscal 2024. The improvement in net loss was primarily attributable to gains on the sales of assets, partially offset by (a) lower gross profit and (b) higher restructuring costs.

Adjusted EBITDA (Non-GAAP Financial Measure)

Adjusted EBITDA increased from $(11,551) for fiscal 2025 to $8,867 for fiscal 2026, primarily due to (i) higher gross profit and (ii) lower SG&A.

Adjusted EBITDA decreased from $(5,197) for fiscal 2024 to $(11,551) for fiscal 2025, primarily due to lower gross profit together with increases in SG&A expenses, partially offset by the improvement in bad debt expense.

Adjusted Net Loss (Non-GAAP Financial Measure)

Adjusted Net Loss improved from $(47,859) for fiscal 2025 to $(24,124) for fiscal 2025, primarily due to (i) higher gross profit, (ii) lower SG&A, and (iii) lower interest expense.

Adjusted Net Loss increased from $(42,294) for fiscal 2024 to $(47,859) for fiscal 2025, primarily due to lower gross profit together with increases in SG&A expenses, partially offset by the improvement in bad debt expense.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for fiscal 2025, 2024, and 2023.

Americas Segment

The components of Segment Profit and the percentage increase or decrease over the prior period amounts for the Americas Segment are as follows:

	Fiscal 2026	% Change	Fiscal 2025	% Change	Fiscal 2024
Net sales	$325,210	(6.5)	$347,931	1.1	$344,256
Cost of sales	320,397	(13.0)	368,148	1.7	361,886
Gross profit (loss)	4,813	123.8	(20,217)	(14.7)	(17,630)
Depreciation expense	19,559	(6.9)	21,003	(5.2)	22,154
Segment Profit	$24,372	nm	$786	(82.6)	$4,524

Gross margin	1.5%		(5.8)%		(5.1)%
Segment margin	7.5%		0.2%		1.3%

Segment net sales as a percentage of consolidated amount	61.2%		60.9%		59.1%

Segment Profit as a percentage of consolidated amount	45.7%		2.4%		10.8%

nm – not meaningful

The changes in net sales for the Americas Segment are as follows:

Net sales for fiscal 2024	$344,256
Net change in average selling price and sales mix	1,843
Increase in sales volumes	1,832
Net sales for fiscal 2025	$347,931

Net sales for fiscal 2025	$347,931
Net change in average selling price and sales mix	(21,741)
Decrease in sales volumes	(980)
Net sales for fiscal 2026	$325,210

The decrease in net sales for the Americas Segment from fiscal 2025 to fiscal 2026 was primarily attributable to (i) a lower-priced sales mix and (ii) lower sales volumes as discussed above.

The increase in net sales for the Americas Segment from fiscal 2024 to fiscal 2025 was primarily attributable to higher sales volumes, partially offset by a lower-priced sales mix. Both periods were unfavorably impacted by customer-demand headwinds and the volatile global textile demand environment.

The changes in Segment Profit for the Americas Segment are as follows:

Segment Profit for fiscal 2024	$4,524
Change in underlying margins and sales mix	(3,738)
Segment Profit for fiscal 2025	$786

Segment Profit for fiscal 2025	$786
Change in underlying margins and sales mix	23,586
Segment Profit for fiscal 2026	$24,372

The increase in Segment Profit for the Americas Segment from fiscal 2025 to fiscal 2026 was primarily attributable to overall cost-saving initiatives, including reductions in manufacturing costs from the consolidation of Americas yarn manufacturing operations and the Fiscal 2026 Profit Improvement Plan, contributing to improved facility utilization.

The decrease in Segment Profit for the Americas Segment from fiscal 2024 to fiscal 2025 was primarily attributable to lower than anticipated manufacturing utilization and inconsistent productivity, along with transition costs related to the consolidation of yarn manufacturing operations.

Brazil Segment

The components of Segment Profit and the percentage increase or decrease over the prior period amounts for the Brazil Segment are as follows:

	Fiscal 2026	% Change	Fiscal 2025	% Change	Fiscal 2024
Net sales	$115,148	(3.0)	$118,726	0.8	$117,783
Cost of sales	101,008	(1.6)	102,699	(0.3)	103,028
Gross profit	14,140	(11.8)	16,027	8.6	14,755
Depreciation expense	3,271	18.0	2,771	(14.9)	3,257
Segment Profit	$17,411	(7.4)	$18,798	4.4	$18,012

Gross margin	12.3%		13.5%		12.5%
Segment margin	15.1%		15.8%		15.3%

Segment net sales as a percentage of consolidated amount	21.7%		20.8%		20.2%

Segment Profit as a percentage of consolidated amount	32.6%		58.3%		42.8%

The changes in net sales for the Brazil Segment are as follows:

Net sales for fiscal 2024	$117,783
Increase in average selling price and change in sales mix	10,735
Increase in sales volumes	4,476
Unfavorable foreign currency translation effects	(14,268)
Net sales for fiscal 2025	$118,726

Net sales for fiscal 2025	$118,726
Decrease in average selling price and change in sales mix	(6,998)
Decrease in sales volumes	(6,058)
Favorable foreign currency translation effects	9,478
Net sales for fiscal 2026	$115,148

The decrease in net sales for the Brazil Segment from fiscal 2025 to fiscal 2026 was primarily attributable to (i) lower selling prices associated with competitive import pricing pressures and (ii) lower sales volumes due to market conditions, partially offset by favorable foreign currency translation effects from the strengthening of the BRL versus the USD.

The increase in net sales for the Brazil Segment from fiscal 2024 to fiscal 2025 was primarily attributable to (i) higher average selling prices in response to increasing raw material costs and (ii) an improvement in sales volumes from market share gains, mostly offset by unfavorable foreign currency translation effects from the weakening of the BRL versus the USD.

The changes in Segment Profit for the Brazil Segment are as follows:

Segment Profit for fiscal 2024	$18,012
Increase in underlying margins	2,198
Increase in sales volumes	688
Unfavorable foreign currency translation effects	(2,100)
Segment Profit for fiscal 2025	$18,798

Segment Profit for fiscal 2025	$18,798
Decrease in underlying margins	(1,592)
Decrease in sales volumes	(942)
Favorable foreign currency translation effects	1,147
Segment Profit for fiscal 2026	$17,411

The decrease in Segment Profit for the Brazil Segment from fiscal 2025 to fiscal 2026 was primarily attributable to (i) lower margins primarily due to sales mix and import pricing pressures and (ii) a decrease in sales volumes discussed above, partially offset by favorable foreign currency translation effects from the strengthening of the BRL versus the USD. We continue to prioritize innovation and differentiation to improve our portfolio and competitive position in Brazil.

The increase in Segment Profit for the Brazil Segment from fiscal 2024 to fiscal 2025 was primarily attributable to (i) higher conversion margins and (ii) an increase in sales volumes discussed above, partially offset by unfavorable foreign currency translation effects. We continue to prioritize innovation and differentiation to improve our portfolio and competitive position in Brazil.

Asia Segment

The components of Segment Profit and the percentage increase or decrease over the prior period amounts for the Asia Segment are as follows:

	Fiscal 2026	% Change	Fiscal 2025	% Change	Fiscal 2024
Net sales	$90,945	(13.1)	$104,687	(12.9)	$120,170
Cost of sales	79,442	(13.7)	92,079	(8.5)	100,679
Gross profit	11,503	(8.8)	12,608	(35.3)	19,491
Depreciation expense	57	—	57	470.0	10
Segment Profit	$11,560	(8.7)	$12,665	(35.1)	$19,501

Gross margin	12.6%		12.0%		16.2%
Segment margin	12.7%		12.1%		16.2%

Segment net sales as a percentage of consolidated amount	17.1%		18.3%		20.6%

Segment Profit as a percentage of consolidated amount	21.7%		39.3%		46.4%

The changes in net sales for the Asia Segment are as follows:

Net sales for fiscal 2024	$120,170
Change in average selling price and sales mix	(10,103)
Decrease in sales volumes	(5,433)
Favorable foreign currency translation effects	53
Net sales for fiscal 2025	$104,687

Net sales for fiscal 2025	$104,687
Decrease in sales volumes	(14,673)
Change in average selling price and sales mix	(2,157)
Favorable foreign currency translation effects	3,088
Net sales for fiscal 2026	$90,945

The decrease in net sales for the Asia Segment from fiscal 2025 to fiscal 2026 was primarily attributable to (i) an overall decrease in sales volumes due to competitive pricing pressures and the continued volatility stemming from geopolitical events and tariffs and (ii) a change in sales mix of REPREVE products, partially offset by favorable foreign currency translation effects from the strengthening of the RMB versus the USD.

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

The changes in Segment Profit for the Asia Segment are as follows:

Segment Profit for fiscal 2024	$19,501
Change in underlying margins and sales mix	(5,979)
Decrease in sales volumes	(882)
Favorable foreign currency translation effects	25
Segment Profit for fiscal 2025	$12,665

Segment Profit for fiscal 2025	$12,665
Decrease in sales volumes	(1,782)
Change in underlying margins and sales mix	252
Favorable foreign currency translation effects	425
Segment Profit for fiscal 2026	$11,560

The decrease in Segment Profit for the Asia Segment from fiscal 2025 to fiscal 2026 was primarily attributable to a decline in sales volumes as discussed above.

The decrease in Segment Profit for the Asia Segment from fiscal 2024 to fiscal 2025 was primarily attributable to a decline in gross margin associated with (i) a change in sales mix of REPREVE products and (ii) lower sales volumes due to customer-demand headwinds and volatility introduced by recent tariffs.

Liquidity and Capital Resources

UNIFI’s primary capital requirements are for working capital, capital expenditures, and debt service. UNIFI’s primary sources of capital are cash generated from operations and borrowings available under existing debt agreements.

As of June 28, 2026, $70,439 of UNIFI's debt obligations were guaranteed by certain of its domestic operating subsidiaries and the remaining $22,000 were guaranteed by a related party discussed below, and nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital, and total debt obligations as of June 28, 2026 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$41	$25,031	$25,072
Potential borrowings available under financing arrangements	44,741	—	44,741
Trigger level under ABL Revolver	(16,500)	—	(16,500)
Available liquidity	$28,282	$25,031	$53,313

Working capital	$41,131	$106,767	$147,898
Total debt obligations	$92,439	$—	$92,439

For fiscal 2026, cash provided from operations was $26,534 and, at June 28, 2026, excess availability under the 2022 ABL Revolver and the 2024 Facility was $44,147 and $594, respectively. Our liquidity position (calculated in the table above) and asset base remains elevated and is expected to be adequate to allow UNIFI to manage through the current macro-economic environment and to respond quickly to demand recovery.

UNIFI considers $44,110 of its unremitted foreign earnings to be permanently reinvested to fund working capital requirements and operations abroad, and has therefore not recognized a deferred tax liability for the estimated future taxes that would be incurred upon repatriation. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, UNIFI could be subject to additional tax liabilities of approximately $13,728.

Liquidity Considerations

Inflationary pressures and demand uncertainty throughout fiscal 2024, 2025, and 2026 created risks to UNIFI's liquidity.

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

Short-term global demand appears somewhat uncertain and any adverse events or circumstances could place critical pressure on (i) our liquidity position; and/or (ii) our ability to fund our operations, capital expenditures, and expected business growth. Should global demand, economic activity, or input availability decline considerably for a prolonged period of time (for example, in connection with the Russia-Ukraine or Middle East conflicts or other macro-economic factors), UNIFI maintains the ability to (i) seek additional credit or financing arrangements and/or (ii) re-implement cost reduction initiatives to preserve cash and secure the longevity of the business and operations.

Additionally, UNIFI considers opportunities to repatriate existing cash to reduce debt and preserve or enhance liquidity. In fiscal 2024, 2025, and 2026, we repatriated approximately $32,000, $15,000, and $13,000, respectively, from our operations in Asia and Brazil to the U.S. and, after remitting the appropriate withholding taxes, utilized the cash to reduce our outstanding revolver borrowings, thereby increasing the availability. Management regularly evaluates such repatriations and believes that it has the ability to take additional, similar actions from time to time, as circumstances warrant.

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

During fiscal 2027, we expect the majority of our capital will be deployed to support further working capital needs in response to the current demand environment and product sales. However, given the current global economic risks, we are prepared to act swiftly and decisively to ensure the vitality of the business. Our recent actions, specifically the transition of our Madison operations to other production facilities within North and Central America, will continue to provide better operational efficiency as a result of the cost savings that have been realized. We have also entered into an agreement to sell certain non-strategic real estate assets in North Carolina, and the closing of this transaction would have a significant positive impact to deleveraging the balance sheet and operating structure.

Debt Obligations

The following table presents details for UNIFI’s debt obligations:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	June 28, 2026	June 28, 2026	June 29, 2025
ABL Revolver	October 2027	7.8%	$3,900	$11,000
2024 Facility	October 2027	4.5%	22,000	22,000
ABL Term Loan	October 2027	5.8%	57,800	67,000
Finance lease obligations	(1)	4.8%	8,739	8,008
Total debt			92,439	108,008
Current ABL Term Loan			(9,200)	(9,200)
Current portion of finance lease obligations			(3,171)	(2,959)
Unamortized debt issuance costs			(70)	(122)
Total long-term debt			$79,998	$95,727
(1)
Scheduled maturity dates for finance lease obligations range from November 2026 to October 2032, as further outlined in Note 4, “Leases,” to the accompanying consolidated financial statements.

2022 ABL Facility and Amendments

On October 28, 2022, Unifi, Inc. and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with a syndicate of lenders which provided for a $230,000 senior secured credit facility (the “2022 ABL Facility”), including a $115,000 revolving credit facility (the "2022 ABL Revolver") and a term loan (the "2022 ABL Term Loan") that can be reset up to a maximum amount of $115,000, once per fiscal year, if certain conditions are met. The 2022 ABL Facility has a maturity date of October 28, 2027. The 2022 ABL Term Loan requires quarterly principal payments of $2,300. Borrowings under the 2022 ABL Facility bear interest at the Secured Overnight Financing Rate ("SOFR") plus 0.10% plus an applicable margin of 2.0%, or the Base Rate (as defined in the 2022 Credit Agreement) plus an applicable margin of 1.0%, with interest paid most commonly on a monthly basis.

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

If excess availability under the 2022 ABL Revolver falls below the Trigger Level (as defined in the First Amendment), a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a quarterly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of June 28, 2026 was $16,500. In addition, the 2022 ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the 2022 ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

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

As of June 28, 2026, UNIFI was in compliance with all financial covenants in the 2022 Credit Agreement; excess availability under the 2022 ABL Revolver was $44,147 and UNIFI had $0 of standby letters of credit. Management maintains the capability to improve the fixed charge coverage ratio utilizing existing foreign cash and cash equivalents.

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

Finance Lease Obligations

During fiscal 2026, UNIFI entered into finance lease obligations totaling $4,117 for transportation equipment. The maturity dates of these obligations range from October 2030 to October 2032 with interest rates ranging from 4.2% to 4.5%.

During fiscal 2025, UNIFI entered into finance lease obligations totaling $1,716 for transportation equipment. The maturity dates of these obligations range from March 2028 to August 2032 with interest rates ranging from 4.2% to 5.4%.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the following five fiscal years and thereafter.

	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Fiscal 2031	Thereafter
ABL Revolver	$—	$3,900	$—	$—	$—	$—
2024 Facility	—	22,000	—	—	—	—
ABL Term Loan	9,200	48,600	—	—	—	—
Finance lease obligations	3,171	2,210	973	949	834	602
Total	$12,371	$76,710	$973	$949	$834	$602

Further discussion of the terms and conditions of the Credit Agreement and the Company’s existing indebtedness is outlined in Note 12, “Long-Term Debt,” to the accompanying consolidated financial statements.

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	June 28, 2026	June 29, 2025
Long-term debt	$79,998	$95,727
Current portion of long-term debt	12,371	12,159
Unamortized debt issuance costs	70	122
Debt principal	92,439	108,008
Less: cash and cash equivalents	25,072	22,664
Net Debt	$67,367	$85,344

Net debt decreased from fiscal 2025 to fiscal 2026 primarily due to improved operating cash flow generation, driven by higher gross profit and lower working capital levels, which enabled the Company to repay $16,300 on its ABL Facility reducing overall debt principal.

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measure)

The following table presents the components of working capital and the reconciliation from working capital to Adjusted Working Capital:

	June 28, 2026	June 29, 2025
Cash and cash equivalents	$25,072	$22,664
Receivables, net	76,666	75,383
Inventories	101,067	122,929
Income taxes receivable	905	5,429
Other current assets	7,743	9,222
Accounts payable	(31,151)	(37,468)
Other current liabilities	(17,249)	(18,899)
Income taxes payable	(656)	(49)
Current operating lease liabilities	(2,128)	(2,368)
Current portion of long-term debt	(12,371)	(12,159)
Working capital	$147,898	$164,684

Less: Cash and cash equivalents	(25,072)	(22,664)
Less: Income taxes receivable	(905)	(5,429)
Less: Income taxes payable	656	49
Less: Current operating lease liabilities	2,128	2,368
Less: Current portion of long-term debt	12,371	12,159
Adjusted Working Capital	$137,076	$151,167

Working capital decreased from $164,684 as of June 29, 2025 to $147,898 as of June 28, 2026, while Adjusted Working Capital decreased from $151,167 to $137,076, both primarily in connection with slower overall economic conditions and higher input costs. Working capital and Adjusted Working Capital are within the range of management’s expectations based on the composition of the underlying business and global structure.

The increase in receivables, net was primarily due to the timing of cash receipts. The decrease in inventories was primarily attributable to concerted efforts to reduce inventory levels in response to the depressed demand environment and in relation to the consolidation of yarn manufacturing operations with the recent closure of the Madison, North Carolina facility. The decrease in other current assets was primarily due to the decrease in inventory prepayments. The decrease in accounts payable followed the decrease in inventories and production activity in fiscal 2026. The decrease in other current liabilities primarily reflects the change in compensation-related accruals in fiscal 2026 and the timing of payroll and operating expense payments between the two period-ends. The decrease in income taxes receivable was primarily due to receipt of refunds of income taxes recovered for prior periods in Brazil. The change in income taxes payable, current operating lease liabilities, and current portion of long-term debt were insignificant.

Capital Projects

Maintenance capital expenditures are necessary to support UNIFI’s current operations, capacities, and capabilities and exclude expenses relating to repairs and costs that do not extend an asset’s useful life.

In fiscal 2026, UNIFI invested $5,002 in capital projects, primarily relating to (i) modifications of machinery with the consolidation of yarn manufacturing operations, (ii) further improvements in production capabilities and technological enhancements in the Americas, and (iii) routine annual maintenance capital expenditures.

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

In fiscal 2027, UNIFI expects to invest between $7,000 and $9,000 in capital projects, primarily relating to routine annual maintenance capital expenditures. UNIFI will seek to ensure maintenance capital expenditures are sufficient to allow continued production at high efficiencies.

The total amount ultimately invested for fiscal 2027 could be more or less than the currently estimated amount depending on the timing and scale of contemplated initiatives and is expected to be funded primarily with cash provided by operating activities and other borrowings. UNIFI expects recent and future capital projects to provide benefits to future profitability. The additional assets from these capital projects consist primarily of machinery and equipment.

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

As of June 28, 2026, UNIFI had repurchased 701 shares of its common stock at an average price of $15.90 per share, none of which occurred in fiscal 2026, leaving $38,859 available for repurchases under the 2018 SRP. UNIFI will continue to evaluate opportunities to use excess cash flows from operations or existing borrowings to repurchase additional stock, while maintaining sufficient liquidity to support its operational needs and to fund future strategic growth opportunities.

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

Cash Provided (Used) by Operating Activities

The significant components of net cash provided (used) by operating activities are summarized below. UNIFI analyzes net cash provided by operating activities utilizing the major components of the statements of cash flows prepared under the indirect method.

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Net loss	$(24,562)	$(20,348)	$(47,395)
Depreciation and amortization expense	24,050	25,284	27,669
Equity in loss of unconsolidated affiliates	266	477	390
Non-cash compensation expense	3,352	3,252	2,074
Gain on foreign currency transaction, net	(1,892)	—	—
(Gain) loss on sales and disposals of assets	(119)	(39,317)	62
Deferred income taxes	235	(676)	(3,543)
Subtotal	1,330	(31,328)	(20,743)

Distributions received from unconsolidated affiliates	—	—	1,000
Change in inventories	24,441	9,588	13,879
Other changes in assets and liabilities	763	429	7,956
Net cash provided (used) by operating activities	$26,534	$(21,311)	$2,092

Fiscal 2026 Compared to Fiscal 2025

The increase in operating cash flows from fiscal 2025 was primarily due to improvement in gross profit and the reduction in working capital balances in fiscal 2026.

Fiscal 2025 Compared to Fiscal 2024

The decrease in operating cash flows from fiscal 2024 was primarily due to weaker underlying earnings together with less favorable impacts from changes in working capital than in the prior year, and transition activities.

Cash (Used) Provided by Investing Activities and Financing Activities

Fiscal 2026

Significant investing activities included $5,002 for capital expenditures (as described above). Significant financing activities included $16,300 of net payments against the 2022 ABL Facility.

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

Contractual Obligations

In addition to management’s discussion and analysis surrounding our liquidity and capital resources, long-term debt, finance leases, operating leases, and the associated principal and interest components thereof, as of June 28, 2026, UNIFI’s contractual obligations consisted of the following additional concepts and considerations:

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
•
Non-capital purchase orders totaled approximately $20,170 at the end of fiscal 2026 and are expected to be settled in fiscal 2027. Such open purchase orders are in the ordinary course of business for the procurement of (i) raw materials used in the production of inventory, (ii) certain consumables and outsourced services used in UNIFI’s manufacturing processes, and (iii) selected finished goods for resale sourced from third-party suppliers.
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

	June 28, 2026	June 29, 2025	June 30, 2024
Net realizable value adjustment	$(3,779)	$(3,964)	$(3,813)

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities. As of June 28, 2026, UNIFI had borrowings under the 2022 ABL Facility and 2024 Facility totaling $83,700. After considering UNIFI’s outstanding debt obligations with fixed rates of interest, UNIFI’s sensitivity analysis indicates that a 50-basis point interest rate increase as of June 28, 2026 would result in an increase in annual interest expense of approximately $400.

Foreign Currency Exchange Rate Risk

UNIFI conducts its business in various foreign countries and in various foreign currencies. Each of UNIFI’s subsidiaries may enter into transactions (sales, purchases, fixed purchase commitments, etc.) that are denominated in currencies other than the subsidiary’s functional currency and thereby expose UNIFI to foreign currency exchange rate risk. UNIFI may enter into foreign currency forward contracts to hedge this exposure. UNIFI may also enter into foreign currency forward contracts to hedge its exposure for certain equipment or inventory purchase commitments. As of June 28, 2026, UNIFI had no outstanding foreign currency forward contracts.

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

As of June 28, 2026, foreign currency exchange rate risk concepts included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	35%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$12,216
Denominated in RMB	1,654
Denominated in BRL	10,200
Denominated in other foreign currencies	644
Total cash and cash equivalents held outside the U.S.	$24,714
Percentage of total cash and cash equivalents held outside the U.S.	99%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$317

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

During fiscal 2022 and 2023, our raw material costs were elevated. We were able to implement responsive selling price adjustments for the majority of our portfolio; however our underlying gross margin was pressured. In fiscal 2024, 2025, and 2026, while gross margins were still pressured, UNIFI experienced a more stable raw material pricing environment. Nonetheless, such costs remain subject to the volatility described above and, should raw material costs increase unexpectedly, UNIFI’s results of operations and cash flows are likely to be adversely impacted. In any event, UNIFI monitors these dynamic factors closely.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 28, 2026, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of UNIFI’s internal control over financial reporting as of June 28, 2026, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of June 28, 2026, UNIFI’s internal control over financial reporting was effective based on the criteria established in Internal Control – Integrated Framework (2013).

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of UNIFI’s internal control over financial reporting as of June 28, 2026 has been audited by KPMG LLP (“KPMG”), an independent registered public accounting firm. KPMG’s report, which appears in “Item 8. Financial Statements and Supplementary Data,” expresses an unqualified opinion on the effectiveness of UNIFI’s internal control over financial reporting as of June 28, 2026.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 28, 2026, there has been no change in UNIFI’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

During the quarter ended June 28, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

UNIFI will file with the SEC a definitive proxy statement for the Company’s 2026 Annual Meeting of Shareholders (the “Proxy Statement”) no later than 120 days after the close of fiscal 2026. The information required with respect to our executive officers appears in Part I of this report under the heading “Information About our Executive Officers.” The other information required by this item is furnished by incorporation by reference to the information under the headings “Election of Directors” and “Corporate Governance” in the Proxy Statement.

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

We will disclose information pertaining to any amendment to, or waiver from, the provisions of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions and that relate to any element of the Code of Ethics enumerated in the SEC rules and regulations by posting this information on our website at www.unifi.com. The information on our website or linked to or from our website is not a part of this report and is not incorporated by reference in this report or any of our other filings with the SEC. Our non-employee directors and their respective principal occupation or employment are as follows: Emma S. Battle (President and Chief Executive Officer, Market Vigor, L.L.C., a business services company focused on strategic consulting and digital and online marketing); Francis S. Blake (Retired Chairman and Chief Executive Officer of The Home Depot, Inc., the world’s largest home improvement retailer); Kenneth G. Langone (Chairman and Chief Executive Officer, Invemed Associates LLC, an investment banking firm); Suzanne M. Present (Principal, Gladwyne Partners, LLC, a private partnership fund manager); Rhonda L. Ramlo (Chief Executive Officer of a privately-held business strategy and operations consultancy company); and Eva T. Zlotnicka (Chief Executive Officer and Co-Founder of VIAlab, a financial technology company).

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

10.21*

Form of Restricted Stock Unit Agreement for Non-Employee Directors for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 28, 2025 (File No. 001-10542)).

10.22*

Form of Cash Settled Performance Share Unit Agreement for Employees for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 28, 2025 (File No. 001-10542)).

10.23*

Form of Performance Share Unit Agreement for Employees for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 28, 2025 (File No. 001-10542)).

10.24*

Second Amendment to the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 29, 2025 (File No. 001-10542).

10.25*

Form of Performance Share Unit Agreement for Employees for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 28, 2025 (File No. 001-10542)).

10.26*

Form of Cash Settled Performance Share Unit Agreement for Employees for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 28, 2025 (File No. 001-10542)).

10.27*

Unifi, Inc. Deferred Compensation Plan (formerly known as the Unifi, Inc. Supplemental Key Employee Retirement Plan) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended July 3, 2022 (File No. 001-10542)).

10.28*	Unifi, Inc. Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 26, 2010 (File No. 001-10542)).

10.29*

Unifi, Inc. Director Compensation Policy, effective October 23, 2025 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 28, 2025 (File No. 001-10542).

10.30*

Letter Agreement by and between Unifi, Inc. and Albert P. Carey, effective as of October 5, 2025 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 28, 2025 (File No. 001-10542)).

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

10.34*

Employment Agreement by and between Unifi, Inc. and Hongjun Ning, effective as of July 1, 2020 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed November 2, 2020 (File No. 001-10542)).

10.35*

Employment Agreement by and between Unifi, Inc. and Brian D. Moore, effective as of January 22, 2024 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 (File No. 001-10542)).

10.36*

Employment Agreement by and between Unifi, Inc. and Meredith S. Boyd, effective as of January 22, 2024 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 (File No. 001-10542)).

10.37*

Employment Agreement by and between Unifi, Inc. and Andrew J. Eaker, dated as of February 2, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed February 6, 2024 (File No. 001-10542)).

10.38

Sales and Services Agreement, dated as of January 1, 2007, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-3 filed February 9, 2007 (File No. 333-140580)).

10.39

First Amendment to Sales and Services Agreement, effective as of January 1, 2009, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 3, 2008 (File No. 001-10542)).

Exhibit Number	Description

10.40

Second Amendment to Sales and Services Agreement, effective as of January 1, 2010, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 11, 2009 (File No. 001-10542)).

10.41

Third Amendment to Sales and Services Agreement, effective as of January 1, 2011, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 22, 2010 (File No. 001-10542)).

10.42

Fourth Amendment to Sales and Services Agreement, effective as of January 1, 2012, by and between Unifi Manufacturing, Inc. and Dillon Yarn Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 20, 2011 (File No. 001-10542)).

10.43

Deposit Account Control Agreement, dated as of May 24, 2012, by and among Unifi Manufacturing, Inc., Wells Fargo Bank, N.A. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 25, 2012 (File No. 001-10542)).

10.44*

Form of Restricted Stock Unit Agreement for Employees for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (File No. 001-10542) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q for the quarter ended September 29, 2024 (File No. 001-10542)).

10.45*

Form of Cash-Settled Restricted Stock Unit Agreement for Employees for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (File No. 001-10542) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10‑Q for the quarter ended September 29, 2024 (File No. 001-10542)).

10.46*

Form of Performance Share Unit Agreement for Employees for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (File No. 001-10542) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10‑Q for the quarter ended September 29, 2024 (File No. 001-10542)).

10.47*

Form of Cash-Settled Performance Share Unit Agreement for Employees for use in connection with the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (File No. 001-10542) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10‑Q for the quarter ended September 29, 2024 (File No. 001-10542)).

10.48†

Real Estate Purchase and Sale Agreement, dated as of April 10, 2025, by and between Unifi Manufacturing, Inc. and Enovum Data Centers Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 16, 2025 (File No. 001-10542)).

10.49†

Amendment to Real Estate Purchase and Sale Agreement, dated as of May 19, 2025, by and between Unifi Manufacturing, Inc. and Enovum NC-1 Bidco, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 21, 2025 (File No. 001-10542)).

10.50+†	Real Estate Purchase and Sale Agreement, dated as of August 16, 2026, by and between Unifi Manufacturing, Inc. and Enovum Data Centers Corp.

19	Unifi, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (File No. 001-10542)).

21+	Subsidiaries of Unifi, Inc.

23+	Consent of KPMG LLP.

24+	Power of Attorney (included on the signature pages to this report).

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Unifi, Inc. Incentive-Based Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (File No. 001-10542)).

Exhibit Number	Description

101+

The following financial information from Unifi, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 28, 2026, filed August 26, 2026, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104+	The cover page from Unifi, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 28, 2026, filed August 26, 2026, formatted in Inline XBRL (included in Exhibit 101).

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

UNIFI, INC.

Date: August 26, 2026	By:	/s/ EDMUND M. INGLE
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
Date: August 26, 2026

UNIFI, INC.

F-i

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unifi, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Unifi, Inc. and subsidiaries (the Company) as of June 28, 2026 and June 29, 2025, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 28, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 28, 2026 and June 29, 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended June 28, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 28, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the net realizable value of raw material and finished goods inventories

As discussed in Note 7 to the consolidated financial statements, the Company’s consolidated raw material and finished goods inventories balance as of June 28, 2026 was $88,595 thousand. The Company records adjustments to the cost basis of raw material and finished goods inventories when the expected net realizable value of the inventories is below its cost basis. The Company’s model estimates the net realizable value of its raw material and finished goods inventories based upon factors including historical recovery rates, inventory age, and current economic conditions.

We identified the evaluation of the net realizable value of raw material and finished goods inventories held in the United States as a critical audit matter. Complex auditor judgment was required to evaluate the recovery rates used in the determination of the net realizable value of raw material and finished goods inventories, including the relevance of historical experience.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the evaluation of the net realizable value of raw material and finished goods inventories. This included controls related to the determination of expected recovery rates used in the assessment and whether historical rates are indicative of expected losses on current raw material and finished goods inventories. We assessed whether historical recovery rates are indicative of expected losses by (1) comparing the prior period loss estimate to the actual loss experience, and (2) evaluating industry data for trends and conditions that may impact the estimate of net realizable value. We also performed sensitivity analyses over management’s historical recovery rates to assess the impact of changes in recovery rates on management’s determination of net realizable value of raw material and finished goods inventories.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Raleigh, North Carolina

August 26, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Unifi, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Unifi, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 28, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 28, 2026 and June 29, 2025, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 28, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated August 26, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Raleigh, North Carolina

August 26, 2026

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 28, 2026	June 29, 2025
ASSETS
Cash and cash equivalents	$25,072	$22,664
Receivables, net	76,666	75,383
Inventories	101,067	122,929
Income taxes receivable	905	5,429
Other current assets	7,743	9,222
Total current assets	211,453	235,627
Property, plant and equipment, net	158,325	172,923
Operating lease assets	6,532	7,879
Deferred income taxes	5,316	5,535
Other non-current assets	4,807	4,904
Total assets	$386,433	$426,868

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$31,151	$37,468
Income taxes payable	656	49
Current operating lease liabilities	2,128	2,368
Current portion of long-term debt	12,371	12,159
Other current liabilities	17,249	18,899
Total current liabilities	63,555	70,943
Long-term debt	79,998	95,727
Non-current operating lease liabilities	4,458	5,614
Deferred income taxes	997	1,224
Other long-term liabilities	5,203	3,889
Total liabilities	154,211	177,397

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,587,254 and 18,360,663 shares issued and outstanding as of June 28, 2026 and June 29, 2025, respectively)	1,859	1,836
Capital in excess of par value	77,174	74,095
Retained earnings	214,487	239,049
Accumulated other comprehensive loss	(61,298)	(65,509)
Total shareholders’ equity	232,222	249,471
Total liabilities and shareholders’ equity	$386,433	$426,868

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Net sales	$531,303	$571,344	$582,209
Cost of sales	500,847	562,926	565,593
Gross profit	30,456	8,418	16,616
Selling, general and administrative expenses	44,681	49,005	46,632
(Benefit) provision for bad debts	(156)	(166)	1,571
Restructuring costs, net	1,853	8,924	5,101
(Gain) loss on sales and disposals of assets	(4)	(40,079)	62
Other operating (income) expense, net	(1,270)	254	671
Operating loss	(14,648)	(9,520)	(37,421)
Interest income	(1,691)	(888)	(2,136)
Interest expense	6,805	9,520	9,862
Equity in loss of unconsolidated affiliates	266	477	390
Loss before income taxes	(20,028)	(18,629)	(45,537)
Provision for income taxes	4,534	1,719	1,858
Net loss	$(24,562)	$(20,348)	$(47,395)

Net loss per common share:
Basic	$(1.33)	$(1.11)	$(2.61)
Diluted	$(1.33)	$(1.11)	$(2.61)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Net loss	$(24,562)	$(20,348)	$(47,395)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,211	3,280	(14,898)
Other comprehensive income (loss), net	4,211	3,280	(14,898)
Comprehensive loss	$(20,351)	$(17,068)	$(62,293)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at July 2, 2023	18,081	$1,808	$68,901	$306,792	$(53,891)	$323,610

Options exercised	12	1	80	—	—	81
Stock-based compensation	8	1	2,062	—	—	2,063
Conversion of equity units	162	16	(16)	—	—	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(11)	(1)	(75)	—	—	(76)
Other comprehensive loss, net of tax	—	—	—	—	(14,898)	(14,898)
Net loss	—	—	—	(47,395)	—	(47,395)
Balance at June 30, 2024	18,252	$1,825	$70,952	$259,397	$(68,789)	$263,385

Options exercised	12	1	67	—	—	68
Stock-based compensation	—	—	3,252	—	—	3,252
Conversion of equity units	125	13	(13)	—	—	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(28)	(3)	(163)	—	—	(166)
Other comprehensive income, net of tax	—	—	—	—	3,280	3,280
Net loss	—	—	—	(20,348)	—	(20,348)
Balance at June 29, 2025	18,361	$1,836	$74,095	$239,049	$(65,509)	$249,471

Stock-based compensation	—	—	3,352	—	—	3,352
Conversion of equity units	297	30	(30)	—	—	—
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(71)	(7)	(243)	—	—	(250)
Other comprehensive income, net of tax	—	—	—	—	4,211	4,211
Net loss	—	—	—	(24,562)	—	(24,562)
Balance at June 28, 2026	18,587	$1,859	$77,174	$214,487	$(61,298)	$232,222

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Cash and cash equivalents at beginning of year	$22,664	$26,805	$46,960
Operating activities:
Net loss	(24,562)	(20,348)	(47,395)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in loss of unconsolidated affiliates	266	477	390
Distributions received from unconsolidated affiliates	—	—	1,000
Depreciation and amortization expense	24,050	25,284	27,669
Non-cash compensation expense	3,352	3,252	2,074
Gain on foreign currency transaction, net	(1,892)	—	—
(Gain) loss on sales and disposals of assets	(119)	(39,317)	62
Deferred income taxes	235	(676)	(3,543)
Other, net	(28)	160	(50)
Changes in assets and liabilities:
Receivables, net	489	4,564	1,989
Inventories	24,441	9,588	13,879
Other current assets	1,692	(1,236)	3,061
Income taxes	5,487	(6,015)	21
Accounts payable and other current liabilities	(7,732)	(4,280)	4,204
Other non-current assets	61	7,112	(397)
Other non-current liabilities	794	124	(872)
Net cash provided (used) by operating activities	26,534	(21,311)	2,092

Investing activities:
Capital expenditures	(5,002)	(10,488)	(11,189)
Proceeds from sale of assets	552	51,553	519
Net cash (used) provided by investing activities	(4,450)	41,065	(10,670)

Financing activities:
Proceeds from ABL Revolver	134,800	212,551	149,600
Payments on ABL Revolver	(141,900)	(199,251)	(148,000)
Payments on ABL Term Loan	(9,200)	(34,200)	(9,200)
Payments on finance lease obligations	(3,311)	(3,093)	(3,001)
Common stock withheld in satisfaction of tax withholding obligations under net share settle transactions	(250)	(166)	(76)
Other	—	(262)	70
Net cash used by financing activities	(19,861)	(24,421)	(10,607)

Effect of exchange rate changes on cash and cash equivalents	185	526	(970)
Net increase (decrease) in cash and cash equivalents	2,408	(4,141)	(20,155)
Cash and cash equivalents at end of year	$25,072	$22,664	$26,805

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

Fiscal Year

The fiscal year for Unifi, Inc., its domestic subsidiaries, and its subsidiary in El Salvador ends on the Sunday in June or July nearest to June 30 of each year. Unifi, Inc.’s fiscal 2026, 2025, and 2024 ended on June 28, 2026, June 29, 2025, and June 30, 2024, respectively. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal years end on June 30. For fiscal 2026 and 2025, there were no significant transactions or events that occurred between Unifi, Inc.’s fiscal year end and such wholly owned subsidiaries’ fiscal year ends. Unifi, Inc.’s fiscal 2026, 2025, and 2024 each consisted of 52 weeks.

Reclassifications

Certain reclassifications of prior fiscal years’ data within the effective tax rate, deferred income taxes, and unrecognized tax benefits reconciliations in Note 14, "Income Taxes," and within Other operating (income) expenses, net in the Consolidated Statements of Operations have been made to conform to the current presentation.

2. Summary of Significant Accounting Policies

UNIFI follows U.S. generally accepted accounting principles (“GAAP”). The significant accounting policies described below, together with the other notes to the accompanying consolidated financial statements that follow, are an integral part of the consolidated financial statements. UNIFI evaluated GAAP requirements for the consideration of forecasted financial information, including, but not limited to, the carrying value of long-lived assets in context with the information reasonably available to UNIFI and the unknown future impacts of the economic environment as of June 28, 2026 and through the date of this filing.

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

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Research and development costs	$7,707	$8,750	$9,599

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

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Advertising costs	$2,331	$2,783	$3,091

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

The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities:

Classification	Balance Sheet Location	June 28, 2026	June 29, 2025
Lease Assets
Operating lease assets	Operating lease assets	$6,532	$7,879
Finance lease assets	Property, plant & equipment, net	12,733	10,759
Total lease assets		$19,265	$18,638

Lease Liabilities
Current operating lease liabilities	Current operating lease liabilities	$2,128	$2,368
Current finance lease liabilities	Current portion of long-term debt	3,171	2,959
Total current lease liabilities		$5,299	$5,327

Non-current operating lease liabilities	Non-current operating lease liabilities	$4,458	$5,614
Non-current finance lease liabilities	Long-term debt	5,568	5,049
Total non-current lease liabilities		$10,026	$10,663

Total lease liabilities		$15,325	$15,990

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The following table sets forth the components of UNIFI’s total lease cost for fiscal 2026 and 2025:

Lease Cost	Fiscal 2026	Fiscal 2025
Operating lease cost	$2,324	$2,730
Variable lease cost	609	643
Finance lease cost:
Amortization of lease assets	2,323	1,785
Interest on lease liabilities	459	418
Short-term lease cost	476	1,397
Total lease cost	$6,191	$6,973

The following table presents supplemental information related to leases:

Other Information	Fiscal 2026	Fiscal 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$2,324	$2,730
Financing cash flows used by finance leases	$3,311	$3,093
Non-cash activities:
Leased assets obtained in exchange for new operating lease liabilities	$977	$2,365
Leased assets obtained in exchange for new finance lease liabilities	$4,117	$1,716

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

The following table sets forth UNIFI's weighted average remaining lease term in years and discount rate percentage used in the calculation of its outstanding lease liabilities:

Weighted Average Remaining Lease Term and Discount Rate	June 28, 2026	June 29, 2025
Weighted average remaining lease term (years):
Operating leases	4.1	4.5
Finance leases	3.8	3.3
Weighted average discount rate (percentage):
Operating leases	5.6%	5.1%
Finance leases	4.8%	5.2%

Lease Maturity Analysis

Future minimum finance lease payments and future minimum payments under non-cancelable operating leases with initial lease terms in excess of one year as of June 28, 2026 by fiscal year were:

Maturity of Lease Liabilities	Finance Leases	Operating Leases
Fiscal 2027	$3,600	$2,418
Fiscal 2028	2,456	1,522
Fiscal 2029	1,095	1,483
Fiscal 2030	1,034	858
Fiscal 2031	874	540
Fiscal years thereafter	615	403
Total minimum lease payments	$9,674	$7,224
Less estimated executory costs	(113)	—
Less imputed interest	(822)	(638)
Present value of net minimum lease payments	8,739	6,586
Less current portion of lease obligations	(3,171)	(2,128)
Long-term portion of lease obligations	$5,568	$4,458

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

5. Revenue Recognition

The following tables present net sales disaggregated by (i) classification of customer type and (ii) REPREVE Fiber sales:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Third-party manufacturer	$527,808	$567,158	$577,636
Service	3,495	4,186	4,573
Net sales	$531,303	$571,344	$582,209

	Fiscal 2026	Fiscal 2025	Fiscal 2024
REPREVE® Fiber	$157,428	$174,855	$188,517
All other products and services	373,875	396,489	393,692
Net sales	$531,303	$571,344	$582,209

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

6. Receivables, Net

Receivables, net consists of the following:

	June 28, 2026	June 29, 2025
Customer receivables	$77,558	$76,594
Allowance for uncollectible accounts	(1,543)	(2,451)
Reserves for quality claims	(716)	(912)
Net customer receivables	75,299	73,231
Banker's acceptance notes	810	1,334
Other receivables	557	818
Total receivables, net	$76,666	$75,383

Banker’s acceptance notes (“BANs”), denominated in the Chinese Renminbi, relate to the settlement of certain customer receivables generated from trade activity in the Asia Segment. The BANs are redeemable upon maturity from the drawing financial institutions, or earlier at a discount.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The changes in UNIFI’s allowance for uncollectible accounts and reserves for quality claims were as follows:

	Allowance for Uncollectible Accounts	Reserves for Quality Claims
Balance at July 2, 2023	$(1,362)	$(682)
Charged to costs and expenses	(1,571)	(1,491)
Translation activity	96	2
Deductions	124	1,426
Balance at June 30, 2024	$(2,713)	$(745)
Credited (charged) to costs and expenses	166	(1,570)
Translation activity	(2)	(2)
Deductions	98	1,405
Balance at June 29, 2025	$(2,451)	$(912)
Credited (charged) to costs and expenses	156	(1,157)
Translation activity	(62)	(1)
Deductions	814	1,354
Balance at June 28, 2026	$(1,543)	$(716)

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

7. Inventories

Inventories consists of the following:

	June 28, 2026	June 29, 2025
Raw materials	$39,678	$48,752
Supplies	12,581	11,779
Work in process	3,670	5,246
Finished goods	48,917	61,116
Gross inventories	104,846	126,893
Net realizable value adjustment	(3,779)	(3,964)
Total inventories	$101,067	$122,929

The cost for the majority of UNIFI’s inventories is determined using the first-in, first-out method. Certain foreign inventories and limited categories of supplies of $53,400 and $52,642 as of June 28, 2026 and June 29, 2025, respectively, were valued using the average cost method.

8. Other Current Assets

Other current assets consists of the following:

	June 28, 2026	June 29, 2025
Prepaid expenses and other	$3,120	$3,475
Value-added taxes receivable	2,174	2,365
Vendor deposits	1,890	2,775
Contract assets	559	607
Total other current assets	$7,743	$9,222

Prepaid expenses and other consists of advance payments for routine operating expenses. Value-added taxes receivable relates to recoverable taxes associated with the sales and purchase activities of UNIFI’s foreign operations. Vendor deposits primarily relates to down payments made toward the purchase of inventory. Contract assets represents the estimated revenue attributable to UNIFI in connection with completed performance obligations under contracts with customers for which revenue is recognized over time. The contract assets are classified to receivables when the right to payment becomes unconditional.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

9. Property, Plant, and Equipment, Net

PP&E, net consists of the following:

	June 28, 2026	June 29, 2025
Land	$1,067	$1,039
Land improvements	10,425	10,425
Buildings and improvements	127,232	126,720
Assets under finance leases	20,555	19,756
Machinery and equipment	589,128	593,771
Computers, software and office equipment	25,602	25,400
Transportation equipment	10,617	10,789
Construction in progress	1,034	2,153
Gross PP&E	785,660	790,053
Less: accumulated depreciation	(619,513)	(608,133)
Less: accumulated amortization – finance leases	(7,822)	(8,997)
Total PP&E, net	$158,325	$172,923

Assets under finance leases consists of the following:

	June 28, 2026	June 29, 2025
Machinery and equipment	$9,935	$9,754
Transportation equipment	10,620	10,002
Gross assets under finance leases	$20,555	$19,756

Depreciation and amortization expense and repair and maintenance expenses were as follows:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Depreciation and amortization expense	$23,712	$24,956	$26,985
Repair and maintenance expenses	15,293	20,138	19,985

In the fourth quarter of fiscal 2025, UNIFI sold land and land improvements, buildings and improvements and certain machinery and equipment associated with its manufacturing facility located in Madison, North Carolina. UNIFI received net proceeds of $43,322 and recorded a gain of $35,807. See Note 20, “Restructuring Costs,” for further detail.

10. Other Non-Current Assets

Other non-current assets consists of the following:

	June 28, 2026	June 29, 2025
Grantor trust	$2,830	$2,310
Investments in unconsolidated affiliates	925	1,151
Intangible assets, net	465	573
Other	587	870
Total other non-current assets	$4,807	$4,904

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

The fair value of the investment assets held by the trust were approximately $2,830 and $2,310 as of June 28, 2026 and June 29, 2025, respectively, and are classified as trading securities within Other non-current assets. Trading gains and losses associated with these investments are recorded to Other operating expense (income), net. The associated DCP liability is recorded within Other current liabilities and Other long-term liabilities based on expected payment timing, and any increase or decrease in the liability is reflected as compensation in SG&A expenses. During fiscal 2026, 2025, and 2024, we recorded gains on investments held by the trust of $397, $219, and $308, respectively.

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

In December 2023, UNIFI dissolved its interest in UNF under an agreement whereby UNIFI agreed to pay the former joint venture partner $2,750 and recorded it as an associated contract termination cost within Restructuring costs on the Condensed Consolidated Statements of Operations and Comprehensive Loss. UNIFI made a payment to the former joint venture partner of $1,200 in the second quarter of fiscal 2024 and the remaining $1,550 was paid in the third quarter of fiscal 2024. Accordingly, the balance sheet information presented below as of June 28, 2026 and June 29, 2025 does not include any amounts related to UNF.

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

In conjunction with the formation of UNFA, UNIFI entered into a supply agreement with UNF and UNFA (collectively, “UNFs”) whereby UNIFI agreed to purchase all of its first quality nylon POY requirements for texturing (subject to certain exceptions) from either UNF or UNFA. The agreement has no stated minimum purchase quantities, and pricing is negotiated every six months based on market rates. As of June 28, 2026, UNIFI’s open purchase orders related to this supply agreement, all with UNFA, were $1,964.

UNIFI’s raw material purchases under this supply agreement consist of the following:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
UNFA	$15,672	$14,974	$13,477

As of June 28, 2026 and June 29, 2025, UNIFI had accounts payable due to UNFA of $2,010 and $1,368, respectively.

UNIFI has determined that UNF was, and UNFA is, a variable interest entity and has also determined that UNIFI has been the primary beneficiary of these entities, based on the terms of the supply agreement. As a result, these entities should be consolidated with UNIFI’s financial results. As (i) UNIFI purchases substantially all of the output and all intercompany sales would be eliminated in consolidation, (ii) the entity balance sheets constitute 5% or less of UNIFI’s current assets and total assets, and (iii) such balances are not expected to comprise a larger portion in the future, UNIFI has not included the accounts of UNF and UNFA in its consolidated financial statements and instead is accounting for these entities as equity investments. As of June 28, 2026 and June 29, 2025, UNIFI’s investment in UNFA was $925 and $1,151, respectively. The financial results of UNF and UNFA are included in UNIFI’s consolidated financial statements with a one-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with UNIFI’s accounting policy. Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to UNFA.

	June 28, 2026	June 29, 2025
Current assets	$4,267	$4,422
Non-current assets	518	431
Current liabilities	2,934	2,551
Non-current liabilities	—	—
Shareholders’ equity and capital accounts	1,851	2,302

UNIFI’s portion of undistributed earnings	866	1,091

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Net sales	$15,672	$15,271	$15,680
Gross profit	1,794	1,286	629
Loss from operations	(475)	(911)	(1,266)
Net loss	(451)	(905)	(1,313)
Depreciation and amortization	35	29	35

Distributions received	—	—	1,000

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Intangible Assets, Net

Intangible assets, net consists of the following:

	June 28, 2026	June 29, 2025
Customer lists	$1,088	$1,088
Trademarks	—	—
Total intangible assets, gross	1,088	1,088

Accumulated amortization – customer lists	(623)	(515)
Accumulated amortization – trademarks	—	—
Total accumulated amortization	(623)	(515)
Total intangible assets, net	$465	$573

Amortization expense for intangible assets consists of the following:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Customer lists	$108	$109	$417
Non-compete agreement	—	—	108
Trademarks	—	—	3
Total amortization expense	$108	$109	$528

The following table presents the expected intangible asset amortization for the next five fiscal years:

	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Fiscal 2031	Thereafter
Expected amortization	$108	$109	$111	$108	$29	$—

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

11. Other Current Liabilities

Other current liabilities consists of the following:

	June 28, 2026	June 29, 2025
Payroll and fringe benefits	$6,408	$6,815
Incentive compensation	5,822	5,652
Utilities	1,872	2,236
Deferred revenue	1,167	1,236
Property taxes and other	1,980	2,960
Total other current liabilities	$17,249	$18,899

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

12. Long-Term Debt

Debt Obligations

The following table presents details for UNIFI’s debt obligations:

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	June 28, 2026	June 28, 2026	June 29, 2025
ABL Revolver	October 2027	7.8%	$3,900	$11,000
2024 Facility	October 2027	4.5%	22,000	22,000
ABL Term Loan	October 2027	5.8%	57,800	67,000
Finance lease obligations	(1)	4.8%	8,739	8,008
Total debt			92,439	108,008
Current ABL Term Loan			(9,200)	(9,200)
Current portion of finance lease obligations			(3,171)	(2,959)
Unamortized debt issuance costs			(70)	(122)
Total long-term debt			$79,998	$95,727

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

If excess availability under the 2022 ABL Revolver falls below the Trigger Level (as defined in the 2022 Credit Agreement), a financial covenant requiring the Loan Parties to maintain a fixed charge coverage ratio on a quarterly basis of at least 1.05 to 1.00 becomes effective. The Trigger Level as of June 28, 2026 was $16,500. In addition, the 2022 ABL Facility contains restrictions on particular payments and investments, including certain restrictions on the payment of dividends and share repurchases. Subject to specific provisions, the 2022 ABL Term Loan may be prepaid at par, in whole or in part, at any time before the maturity date, at UNIFI’s discretion.

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

Finance Lease Obligations

During fiscal 2026, UNIFI entered into finance lease obligations totaling $4,117 for transportation equipment. The maturity dates of these obligations range from October 2030 to October 2032 with interest rates ranging from 4.2% to 4.5%.

During fiscal 2025, UNIFI entered into finance lease obligations totaling $1,716 for transportation equipment. The maturity dates of these obligations range from March 2028 to August 2032 with interest rates ranging from 4.2% to 5.4%.

Scheduled Debt Maturities

The following table presents the scheduled maturities of UNIFI’s outstanding debt obligations for the following five fiscal years and thereafter.

	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Fiscal 2031	Thereafter
ABL Revolver	$—	$3,900	$—	$—	$—	$—
2024 Facility	—	22,000	—	—	—	—
ABL Term Loan	9,200	48,600	—	—	—	—
Finance lease obligations	3,171	2,210	973	949	834	602
Total	$12,371	$76,710	$973	$949	$834	$602

13. Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	June 28, 2026	June 29, 2025
Nonqualified deferred compensation plan obligation	$2,943	$2,402
Uncertain tax positions	1,996	1,227
Other	264	260
Total other long-term liabilities	$5,203	$3,889

As further described in Note 10, “Other Non-Current Assets,” UNIFI maintains a nonqualified deferred compensation plan for certain key employees and reflects a long-term obligation for amounts due beyond 12 months.

Other primarily includes certain retiree and post-employment medical and disability liabilities.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

14. Income Taxes

Components of Loss Before Income Taxes

The components of loss before income taxes consist of the following:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
U.S.	$(29,948)	$(27,131)	$(63,602)
Foreign	9,920	8,502	18,065
Loss before income taxes	$(20,028)	$(18,629)	$(45,537)

Components of Provision for Income Taxes

Provision for income taxes consists of the following:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Current:
Federal	$—	$—	$(2,860)
State	18	3	203
Foreign	4,277	2,391	8,053
Total current tax expense	4,295	2,394	5,396
Deferred:
Federal	322	(112)	(123)
State	71	(50)	(162)
Foreign	(154)	(513)	(3,253)
Total deferred tax expense	239	(675)	(3,538)
Provision for income taxes	$4,534	$1,719	$1,858

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

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 (“Act”), making significant changes to the U.S. corporate income tax system including, among other provisions, the immediate expensing of research and development expenditures, and 100 percent bonus depreciation on qualified property. The impacts of the Act are reflected in our results for the fiscal year ended June 28, 2026, and there was no material impact to our income tax expense. As of the fiscal year ended June 28, 2026, certain provisions of the Act have impacted the expected timing of deferred tax asset utilization, and the distribution of valuation allowance balances on those assets.

Utilization of Net Operating Loss Carryforwards

Domestic deferred tax expense includes the utilization of federal net operating loss (“NOL”) carryforwards of $0, $0, and $0 for fiscal 2026, 2025, and 2024, respectively. Foreign deferred tax expense includes the utilization of NOL carryforwards of $636, $941, and $896 for fiscal 2026, 2025, and 2024, respectively. State deferred tax expense includes the utilization of NOL carryforwards of $0, $1, and $0 for fiscal 2026, 2025, and 2024, respectively.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Effective Tax Rate

Reconciliation of the U.S. federal statutory tax rate to effective tax rate, in accordance with the updated requirements of ASU 2023-09 is as follows:

	Fiscal 2026
	Amount	Percent
U.S. Federal statutory tax rate	$(4,206)	21.0%
State and local income tax, net of federal income tax effect (1)	98	(0.5)
Foreign tax effects
China
Withholding taxes	1,084	(5.4)
Tax on unremitted foreign earnings	(278)	1.4
Other	82	(0.4)
Brazil
Nontaxable benefit	(1,074)	5.4
Effect of rates different than statutory	384	(1.9)
Interest on income taxes	(229)	1.1
Other	(91)	0.5
Netherlands
Change in valuation allowance	(633)	3.2
Imputed interest income	548	(2.7)
Effect of rates different than statutory	323	(1.6)
Other	27	(0.1)
Colombia
Change in valuation allowance	322	(1.6)
Other	(92)	0.5
El Salvador
Effect of rates different than statutory	218	(1.1)
Other foreign jurisdictions
Effect of rates different than statutory	75	(0.4)
Other	180	(0.9)
Effect of changes in tax laws	—	—
Effect of cross-border tax laws
Global intangible low-taxed income	927	(4.6)
Other	156	(0.8)
Tax Credits
Research and development credits	(1,752)	8.7
Other	(51)	0.3
Changes in valuation allowances	8,391	(41.9)
Nontaxable or nondeductible items
Nondeductible compensation	308	(1.5)
Share-based payments	227	(1.1)
Other	(120)	0.6
Changes in unrecognized tax benefits	1,208	(6.0)
Other adjustments
Capital loss carryforward	(1,557)	7.8
Other	59	(0.3)
Total tax provision and effective tax rate (2)	$4,534	(22.6)%

(1)
During fiscal 2026, state taxes in Virginia comprise more than 50% of the tax effect in this category.
(2)
The sum of the percent column may not equal the total due to rounding.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Reconciliation from the federal statutory tax rate to the effective tax rate, prior to the adoption of ASU 2023-09 is as follows:

	Fiscal 2025	Fiscal 2024
Federal statutory tax rate	21.0%	21.0%
Change in valuation allowance	(27.3)	(24.6)
Foreign income taxed at different rates	(11.0)	(3.3)
Repatriation of foreign earnings and withholding taxes	(10.4)	(7.6)
Change in uncertain tax positions	(3.4)	(1.5)
Nondeductible expenses and other	(2.6)	(0.4)
Nondeductible compensation	(1.8)	(1.0)
Revaluation of deferred balances due to tax law changes	(1.6)	(0.1)
U.S. tax on GILTI	(1.5)	(2.4)
Nontaxable income	7.6	1.2
Foreign tax credits	6.5	3.0
Research and other business tax credits	5.1	2.7
Recovery of income taxes in Brazil	4.8	—
Tax on unremitted foreign earnings	3.2	3.4
Interest on income taxes	1.8	1.8
State income taxes, net of federal tax benefit	0.4	3.5
IRS RAR adjustment	—	0.2
Effective tax rate	(9.2)%	(4.1)%

Cash Paid for Income Taxes, Net

Income tax payments, net of refunds received by jurisdiction, following the adoption of ASU 2023-09 is as follows:

Fiscal 2026
U.S. Federal	$—
U.S. State and local	6
Foreign:
Brazil	(409)
China	1,303
Colombia	95
Other foreign jurisdictions	4
Total income tax payments, net	$999

Deferred Income Taxes

The significant components of UNIFI’s deferred tax assets and liabilities consist of the following:

	June 28, 2026	June 29, 2025
Deferred tax assets:
Capital loss carryforwards	$50	$3,628
NOL carryforwards	39,164	29,159
Tax credits	13,126	11,584
Research and development costs	9,176	12,191
Accrued compensation	2,150	2,174
Disallowed interest deduction carryforwards	7,243	5,895
Other items	4,356	4,531
Total gross deferred tax assets	75,265	69,162
Valuation allowance	(60,364)	(55,208)
Total deferred tax assets	14,901	13,954
Deferred tax liabilities:
PP&E	(8,578)	(7,792)
Unremitted earnings	(1,379)	(1,691)
Other	(625)	(160)
Total deferred tax liabilities	(10,582)	(9,643)
Net deferred tax assets	$4,319	$4,311

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Deferred Income Taxes – Valuation Allowance

In assessing its ability to realize deferred tax assets, UNIFI considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. UNIFI considers the scheduled reversal of taxable temporary differences, taxable income in carryback years, cumulative losses in recent years, projected future taxable income, and tax planning strategies in making this assessment. Since UNIFI operates in multiple jurisdictions, the assessment is made on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on consideration of these items, management believes that UNIFI will be able to utilize a portion of foreign tax credits claimed by one of its non-U.S. subsidiaries in the foreseeable future, and has released $174 of the valuation allowance previously applied to this deferred tax asset. Management has also determined that there is not enough positive evidence to support the realization of its deferred income tax asset balances of its U.S. consolidated group and certain foreign subsidiaries, and that a full valuation allowance against these deferred tax assets is warranted as of June 28, 2026.

Components of UNIFI’s deferred tax valuation allowance are as follows:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Capital loss carryforwards	$(50)	$(3,628)	$(16,442)
NOL carryforwards and reversing temporary differences	(46,905)	(36,049)	(27,231)
Disallowed interest deduction carryforwards	(558)	(3,838)	(1,860)
Tax credits	(12,286)	(10,549)	(9,717)
Other deferred tax assets	(565)	(1,144)	—
Total deferred tax valuation allowance	$(60,364)	$(55,208)	$(55,250)

During fiscal 2026, UNIFI’s valuation allowance increased by $5,156. The increase was primarily driven by an increase in the valuation allowance on federal NOL and R&D credit carryforwards. This increase was partially offset by decreases in the valuation allowances for i) capital loss carryforwards that expired during the year, and ii) disallowed interest carryforwards.

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

Unrecognized Tax Benefits

A reconciliation of beginning and ending gross amounts of unrecognized tax benefits is as follows:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Balance at beginning of year	$3,748	$3,230	$4,353
Gross increases related to tax positions in prior periods	736	266	1,145
Gross decreases related to tax positions in prior periods	(195)	(2)	(1,015)
Gross increases related to current period tax positions	382	300	300
Gross decreases related to settlements with tax authorities	—	—	(1,553)
Gross decreases related to lapse of applicable statute of limitations	(1)	(46)	—
Balance at end of year	$4,670	$3,748	$3,230

Unrecognized tax benefits would generate a favorable impact of $1,996 on UNIFI’s effective tax rate if recognized. UNIFI does not expect material changes in uncertain tax positions within the next 12 months. Expense (benefit) for interest and penalties recognized by UNIFI within the provision for income taxes was $136, $120, and $(657) for fiscal 2026, 2025, and 2024, respectively. UNIFI had $558, $422, and $302 accrued for interest and/or penalties related to uncertain tax positions as of June 28, 2026, June 29, 2025, and June 30, 2024, respectively.

Expiration of NOL Carryforwards and Tax Credit Carryforwards

As of June 28, 2026, UNIFI had U.S. federal capital loss carryforwards of $50, U.S. federal NOL carryforwards of $29,216, U.S. state NOL carryforwards of $4,844, and foreign NOL carryforwards of $4,133. The state NOL carryforwards begin expiring in varying amounts in fiscal 2028. As of June 28, 2026, UNIFI had the following carryforward attributes held outside of the U.S. consolidated tax filing group: U.S. federal NOL carryforwards of $553 and U.S. state NOL carryforwards of $573. The NOL carryforwards held outside of the U.S. consolidated tax filing group begin expiring in fiscal 2028. As of June 28, 2026, UNIFI had U.S. federal foreign tax credit carryforwards of $226 and foreign tax credit carryforwards in foreign jurisdictions of $2,254. The U.S. federal foreign tax credit carryforwards begin expiring in varying amounts in fiscal 2028. As of June 28, 2026, UNIFI had U.S. federal and state research and other business tax credit carryforwards of $10,456, with state tax credits beginning to expire in fiscal 2027 and federal tax credits beginning to expire in fiscal 2039. As of June 28, 2026, UNIFI had U.S. federal disallowed interest deduction carryforwards of $7,243.

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

The IRS generally has three years after an original return is filed to assess income taxes. Fiscal years 2023 through 2025 are subject to examination. Certain carryforward tax attributes generated in years prior remain subject to examination and could change in subsequent tax years.

UNIFI is also subject to examination by various state and international tax authorities. The tax years subject to examination vary by jurisdiction. The statute of limitations for material foreign jurisdictions is five years, therefore tax years 2021 through 2025 are open for examination. Statues related to material US state jurisdictions are open from filing dates of state tax returns ended on June 30, 2022. The IRS audit settlement opened the statute of limitations of certain US state jurisdictions for tax years adjusted by the IRS of fiscal 2014 through 2019. Additionally, certain carryforward tax attributes generated in years prior remain subject to examination and could change in subsequent tax years.

Indefinite Reinvestment Assertion

UNIFI considers $44,110 of its unremitted foreign earnings to be permanently reinvested to fund working capital requirements and operations abroad, and has therefore not recognized a deferred tax liability for the estimated future taxes that would be incurred upon repatriation. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, UNIFI could be subject to additional tax liabilities of approximately $13,728.

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

The following table summarizes UNIFI’s repurchases and retirements of its common stock under the 2018 SRP for the fiscal periods noted:

	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Repurchased Under Publicly Announced Plans or Programs
Fiscal 2019	—	$—	$50,000
Fiscal 2020	84	$23.72	$48,008
Fiscal 2021	—	$—	$48,008
Fiscal 2022	617	$14.84	$38,859
Fiscal 2023	—	$—	$38,859
Fiscal 2024	—	$—	$38,859
Fiscal 2025	—	$—	$38,859
Fiscal 2026	—	$—	$38,859
Total	701	$15.90	$38,859

Repurchased shares are retired and have the status of authorized and unissued shares. The cost of the repurchased shares is recorded as a reduction to common stock to the extent of the par value of the shares acquired and the remainder is allocated between capital in excess of par value and retained earnings, on a pro rata basis.

No dividends were paid in the three most recent fiscal years.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

On October 29, 2020, UNIFI’s shareholders approved the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (the “2020 Plan”). The 2020 Plan set the number of shares available for future issuance pursuant to awards granted under the 2020 Plan to 850. On October 31, 2023, UNIFI’s shareholders approved the First Amendment to the 2020 Plan (the "First Amendment"), which increased the remaining share reserve by 1,100. On October 28, 2025, UNIFI’s shareholders approved the Second Amendment to the 2020 Plan (the "Second Amendment"), which increased the remaining share reserve by 1,240. No additional awards can be granted under prior plans; however, awards outstanding under a respective prior plan remain subject to that plan’s provisions.

The following table provides information as of June 28, 2026 with respect to the number of securities remaining available for future issuance under the 2020 Plan, as amended:

Authorized under the 2020 Plan	850
Plus: Share reserve increase from the First Amendment	1,100
Plus: Share reserve increase from the Second Amendment	1,240
Plus: Awards expired, forfeited or otherwise terminated unexercised	579
Less: Awards granted to employees	(2,390)
Less: Awards granted to non-employee directors	(384)
Available for issuance under the 2020 Plan	995

Stock Options

No stock options, other than those issued under the existing employee stock purchase plan described below, were issued in fiscal 2026, 2025, and 2024. A summary of stock option activity for fiscal 2026 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 29, 2025	473	$15.87
Granted	—	$—
Exercised	—	$—
Cancelled or forfeited	—	$—
Expired	(20)	$22.29
Outstanding at June 28, 2026	453	$15.59	3.6	$—
Vested and expected to vest as of June 28, 2026	453	$15.59	3.6	$—
Exercisable at June 28, 2026	453	$15.59	3.6	$—

There was no unrecognized compensation cost at June 28, 2026, and stock option activity for fiscal 2026, 2025, and 2024 was insignificant.

Stock Units and Share Units

UNIFI grants stock unit awards to certain key employees and non-employee directors. Stock unit awards may be subject to service- and/or performance-based vesting conditions, and may be settled in cash (“cash units”) or Common Stock (“equity units”) depending on the terms of the grant. Equity units convey no rights of ownership until they have vested and been distributed to the grantee in the form of Common Stock. Cash units are settled in cash based on the fair value of Common Stock on the vesting date.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

Vested share units (“VSUs”), which become fully vested on the grant date, and director restricted stock units (“DRSUs”), which vest quarterly over a one-year service period, are granted to non-employee directors. VSUs and DRSUs are converted into an equivalent number of shares of Company Common Stock and distributed to the grantee following their termination of service as a member of the Board.

Restricted stock units (“RSUs”) granted to employees are subject to a service vesting condition, and vest over a three-year period, as long as employment continues through the respective vesting date. Performance share units (“PSUs”) granted to employees are subject to service and performance-based vesting conditions. Consistent with the vesting provisions of each grant, between 50% and 300% of the PSUs may become vested, contingent upon achieving the prescribed performance metric(s). RSUs and PSUs may be granted as equity units or cash units.

During fiscal 2026 UNIFI granted 108 DRSUs to UNIFI’s non-employee directors. The weighted average grant-date fair value of DRSUs granted during fiscal 2026 was $4.53 per share.

During fiscal 2025 and 2024, UNIFI granted 71 and 84 VSUs, respectively, to UNIFI’s non-employee directors. The weighted average grant-date fair value of each VSU granted during fiscal 2025 and 2024 was $6.85, and $6.71 per share, respectively.

During fiscal 2026, 2025, and 2024, UNIFI granted 333, 508, and 349 RSUs, and 255, 189, and 212 PSUs, respectively, as equity units to certain key employees. The weighted average grant-date fair value of RSUs granted during fiscal 2026, 2025, and 2024 was $3.29, $6.85, and $6.43 per share, respectively. The weighted average grant-date fair value of PSUs granted during fiscal 2026, 2025, and 2024 was $3.29, $6.94, and $6.47 per share, respectively.

During fiscal 2026, UNIFI also granted 24 RSUs and 24 PSUs as cash units. Grants of cash units in fiscal 2025 and 2024 are not significant. The weighted average grant date fair value for cash units granted during fiscal 2026 was $3.29.

Equity units are accounted for as equity awards. Equity units are measured based on the fair value of Common Stock on the award’s grant date. A summary of activity of equity units for fiscal 2026 is as follows:

	Non-vested	Weighted Average Grant Date Fair Value	Vested	Total	Weighted Average Grant Date Fair Value
Outstanding at June 29, 2025	1,128	$6.83	403	1,531	$9.10
Granted	696	$3.48	—	696	$3.48
Vested	(368)	$—	368	—	$—
Converted	—	$—	(297)	(297)	$7.17
Cancelled or forfeited	(205)	$6.55	—	(205)	$6.55
Outstanding at June 28, 2026	1,251	$5.04	474	1,725	$7.47

Cash units are accounted for as liability awards. Cash units are initially measured based on the fair value of Common Stock on the award’s grant date, and then remeasured quarterly until the liability is settled. A summary of activity for non-vested cash units for fiscal 2026 is as follows:

	Non-vested	Weighted Average Fair Value
Outstanding at June 29, 2025	73	$5.19
Granted	49	$3.29
Vested	(19)	$3.65
Cancelled or forfeited	(16)	$4.75
Outstanding at June 28, 2026	87	$4.75

UNIFI reassesses the probability of each potential vesting outcome for all performance units at the end of each reporting period in accordance with ASC 718-20-55-37. In fiscal 2026, management updated its vesting expectation to 200% of target for the first tranche of PSUs granted in November 2025.

At June 28, 2026, the number of equity units vested and expected to vest was 1,810, with an aggregate intrinsic value of $8,597. The number of cash units expected to vest was 94, with an aggregate intrinsic value of $447. There were no vested performance units at June 28, 2026. The aggregate intrinsic value of the 474 vested RSUs, VSUs and DRSUs at June 28, 2026 was $2,250.

The unrecognized compensation cost related to the unvested equity units at June 28, 2026 was $2,672, which is expected to be recognized over a weighted average period of 1.3 years. The unrecognized compensation cost related to the unvested cash units at June 28, 2026 was $294, which is expected to be recognized over the weighted average period of 1.4 years.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

For fiscal 2026, 2025, and 2024, the total intrinsic value of equity units converted was $1,049, $731, and $978, respectively. The tax benefit realized from the conversion of equity units was $200, $171, and $232 for fiscal 2026, 2025, and 2024, respectively. For fiscal 2026, total cash payments remitted for vesting and conversion of cash units was 70, and the tax benefit realized was $16. Payments and tax benefits realized for cash units in previous years was not significant.

Employee Stock Purchase Plan

On October 27, 2021, Unifi, Inc.’s shareholders approved the Unifi, Inc. Employee Stock Purchase Plan (the “ESPP”), under which an aggregate of 100 shares of Company common stock have been authorized and reserved for issuance pursuant to the ESPP. The ESPP permits employees to purchase common stock through payroll deductions at 85 percent of the fair market value of Company common stock on a quarterly basis. For fiscal 2026, 2025, and 2024, 0, 12, and 12 shares of common stock were purchased under the ESPP, respectively. As of June 28, 2026, 70 shares were available for purchase under the ESPP.

Stock-based compensation expense associated with options granted under the ESPP is measured at the grant date based on the fair value of the award, which is equal to the purchase discount, and is recognized over the service period (generally the vesting period) on a straight-line basis.

Cost Summary

The total cost related to stock-based compensation for options and equity units was as follows:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Stock options	$—	$90	$157
PSUs, RSUs, VSUs and DRSUs	3,352	3,162	1,856
Cash RSUs and Cash PSUs	139	—	—
ESPP	—	8	11
Total compensation cost	$3,491	$3,260	$2,024

The total income tax benefit recognized for stock-based compensation was $528, $585, and $366 for fiscal 2026, 2025, and 2024, respectively.

Tax benefit recognized in fiscal 2026 was $32. Expense and tax benefit for cash units in prior years was not significant.

In each of fiscal 2026, 2025, and 2024, UNIFI issued 0, 0, and 7 shares of common stock for $0, $0, and $50 of expense, respectively, in connection with Board compensation.

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

The following table presents the employer matching contribution expense related to the 401(k) Plan:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Matching contribution expense	$2,463	$2,888	$2,787

Non-qualified Deferred Compensation Plan

The DCP, established in fiscal 2022, is an unfunded non-qualified deferred compensation plan in which certain key employees are eligible to participate. Under the DCP, participants may elect to defer all or a portion of their annual cash incentive compensation to their account. The deferred amounts are paid in accordance with each participant’s elections. In addition to elective deferrals, the DCP assumed the obligations of the SERP, which includes amounts credited to eligible employees’ accounts based on a percentage of their annual base compensation. Amounts due within the next operating cycle are reflected in Other current liabilities and the remaining DCP obligation is reflected in Other long-term liabilities. The total DCP obligation as of June 28, 2026 and June 29, 2025, was $2,984 and $2,432, respectively.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

18. Accumulated Other Comprehensive Loss

The components of and the changes in accumulated other comprehensive loss, net of tax, as applicable, consist of the following:

Accumulated Other Comprehensive Loss
Balance at July 2, 2023	$(53,891)
Foreign currency translation loss	(14,898)
Balance at June 30, 2024	$(68,789)

Foreign currency translation gain	3,280
Balance at June 29, 2025	$(65,509)

Foreign currency translation gain	4,211
Balance at June 28, 2026	$(61,298)

19. Computation of Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Basic EPS
Net loss	$(24,562)	$(20,348)	$(47,395)
Weighted average common shares outstanding	18,488	18,314	18,154
Basic EPS	$(1.33)	$(1.11)	$(2.61)
Diluted EPS
Net loss	$(24,562)	$(20,348)	$(47,395)
Weighted average common shares outstanding	18,488	18,314	18,154
Net potential common share equivalents	—	—	—
Adjusted weighted average common shares outstanding	18,488	18,314	18,154
Diluted EPS	$(1.33)	$(1.11)	$(2.61)
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	462	858	491
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	—	—	333

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

During fiscal 2025, UNIFI incurred transition costs related to the consolidation of Americas yarn manufacturing operations discussed above for facility closure and equipment relocation costs including asset impairments and disposals, deposits for texturing machinery forfeitures and employee retention or separation costs that were recorded within Restructuring costs in the Consolidated Statements of Operations. UNIFI incurred additional restructuring costs during the first two quarters of fiscal 2026 related to the closure of the Madison, North Carolina facility.

In fiscal 2024, UNIFI initiated the Profitability Improvement Plan intended to lower operating expenses for both production and administrative activities.

The restructuring expenses incurred in all periods primarily impacted the Americas Segment.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

A summary of the restructuring activities consists of the following:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Facility closure and equipment relocation costs	$713	$5,896	$—
Employee separation or retention costs	1,140	1,580	2,351
Forfeiture of deposits for texturing machinery	—	1,448	—
Dissolution of joint venture	—	—	2,750
Restructuring costs, net	1,853	8,924	5,101

Cash payments	1,412	5,527	4,456
Non-cash charges	730	3,753	—
Ending Liability	—	289	645

21. Other Operating (Income) Expense, Net

Other operating (income) expense, net primarily consists of the following:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Foreign currency transaction (gains) losses	$(1,215)	$323	$376
Other, net	(55)	(69)	295
Other operating (income) expense, net	$(1,270)	$254	$671

Other operating (income) expense, net for fiscal 2026, 2025, and 2024 include foreign currency transaction (gains) losses of $(1,215), $323, and $376, respectively, with no other meaningful activity. In December 2025, Brazil declared dividends against the majority of its retained earnings in connection with certain tax law changes related to future dividends. Foreign currency transaction gains (losses) are recorded to reflect changes in the exchange rate of the Brazilian Real to the U.S. Dollar while the dividend payable is outstanding.

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

On a fiscal year basis, the minimum payments expected to be made as part of such commitments are as follows:

	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Fiscal 2031	Thereafter
Unconditional purchase obligations	$7,532	$6,198	$3,159	$—	$—	$—
Unconditional service obligations	3,555	2,284	1,675	1,007	767	767
Total unconditional obligations	$11,087	$8,482	$4,834	$1,007	$767	$767

For fiscal 2026, 2025, and 2024 total costs incurred under these commitments consist of the following:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Costs for unconditional purchase obligations	$24,244	$28,649	$26,389
Costs for unconditional service obligations	1,113	1,044	1,134
Total	$25,357	$29,693	$27,523

23. Related Party Transactions

Related party balances and transactions are not material to the consolidated financial statements and, accordingly, are not presented separately from other financial statement captions.

There were no related party receivables as of June 28, 2026 and June 29, 2025, and there were no revenues derived from related parties in the current and prior two fiscal years.

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

Related party payables for Salem Leasing Corporation consist of the following:

	June 28, 2026	June 29, 2025
Accounts payable	$358	$293
Operating lease obligations	—	113
Finance lease obligations	5,279	2,665
Total related party payables	$5,637	$3,071

Related party transactions for the current and prior two fiscal years consist of the matters in the table below:

Affiliated Entity	Transaction Type	Fiscal 2026	Fiscal 2025	Fiscal 2024
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$4,440	$4,354	$4,647

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

Selected financial information is presented below:

	Fiscal 2026
	Americas	Brazil	Asia	Total
Net sales	$325,210	$115,148	$90,945	$531,303
Cost of sales	320,397	101,008	79,442	500,847
Gross profit	4,813	14,140	11,503	30,456
Segment depreciation expense	19,559	3,271	57	22,887
Segment Profit	$24,372	$17,411	$11,560	$53,343

	Fiscal 2025
	Americas	Brazil	Asia	Total
Net sales	$347,931	$118,726	$104,687	$571,344
Cost of sales	368,148	102,699	92,079	562,926
Gross (loss) profit	(20,217)	16,027	12,608	8,418
Segment depreciation expense	21,003	2,771	57	23,831
Segment Profit	$786	$18,798	$12,665	$32,249

	Fiscal 2024
	Americas	Brazil	Asia	Total
Net sales	$344,256	$117,783	$120,170	$582,209
Cost of sales	361,886	103,028	100,679	565,593
Gross (loss) profit	(17,630)	14,755	19,491	16,616
Segment depreciation expense	22,154	3,257	10	25,421
Segment Profit	$4,524	$18,012	$19,501	$42,037

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The reconciliations of segment gross profit to consolidated loss before income taxes are as follows:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Americas	$4,813	$(20,217)	$(17,630)
Brazil	14,140	16,027	14,755
Asia	11,503	12,608	19,491
Segment gross profit	30,456	8,418	16,616
SG&A	44,681	49,005	46,632
(Benefit) provision for bad debts	(156)	(166)	1,571
Restructuring costs, net	1,853	8,924	5,101
Loss (gain) on sale of assets	(4)	(40,079)	62
Other operating (income) expense, net	(1,270)	254	671
Operating loss	(14,648)	(9,520)	(37,421)
Interest income	(1,691)	(888)	(2,136)
Interest expense	6,805	9,520	9,862
Equity in loss of unconsolidated affiliates	266	477	390
Loss before income taxes	$(20,028)	$(18,629)	$(45,537)

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Americas	$19,559	$21,003	$22,154
Brazil	3,271	2,771	3,257
Asia	57	57	10
Segment depreciation expense	22,887	23,831	25,421
Other depreciation and amortization expense	1,163	1,453	2,248
Depreciation and amortization expense	$24,050	$25,284	$27,669

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Americas	$2,806	$8,592	$8,843
Brazil	2,033	1,642	1,815
Asia	62	67	247
Segment capital expenditures	4,901	10,301	10,905
Other capital expenditures	101	187	284
Capital expenditures	$5,002	$10,488	$11,189

The reconciliations of segment total assets to consolidated total assets are as follows:

	June 28, 2026	June 29, 2025
Americas	$232,671	$271,230
Brazil	99,435	99,477
Asia	34,470	35,413
Segment total assets	366,576	406,120
Other current assets	2,524	2,911
Other PP&E	12,821	11,887
Other operating lease assets	282	937
Other non-current assets	3,305	3,862
Investments in unconsolidated affiliates	925	1,151
Total assets	$386,433	$426,868

Geographic Data

Net Sales	Fiscal 2026	Fiscal 2025	Fiscal 2024
U.S.	$287,474	$309,752	$314,027
Brazil	115,148	118,726	117,783
China	90,114	99,475	112,650
Remaining Foreign Countries	38,567	43,391	37,749
Total	$531,303	$571,344	$582,209

Export sales from UNIFI’s U.S. operations to external customers	$45,796	$67,892	$65,666

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

The net sales amounts are based on the operating locations from where the items were produced or distributed.

Long-Lived Assets	June 28, 2026	June 29, 2025
U.S.	$132,160	$146,017
Brazil	24,203	24,305
China	905	1,458
Remaining Foreign Countries	12,396	13,926
Total	$169,664	$185,706

Long-lived assets are comprised of PP&E, net; operating lease assets; intangible assets, net; investments in unconsolidated affiliates; and other non-current assets.

25. Quarterly Results (Unaudited)

Quarterly financial data and selected highlights are as follows:

	For the Fiscal Quarter Ended
	September 28, 2025	December 28, 2025	March 29, 2026	June 28, 2026
Net sales (1)	$135,674	$121,368	$130,037	$144,224
Gross profit (2)	3,387	3,611	9,117	14,341
Net loss (3)	(11,357)	(9,706)	(2,306)	(1,193)
Net loss per common share:
Basic (4)	$(0.62)	$(0.53)	$(0.12)	$(0.06)
Diluted (4)	$(0.62)	$(0.53)	$(0.12)	$(0.06)

	For the Fiscal Quarter Ended
	September 29, 2024	December 29, 2024	March 30, 2025	June 29, 2025
Net sales (5)	$147,372	$138,880	$146,557	$138,535
Gross profit (loss) (6)	9,458	534	(445)	(1,129)
Net (loss) income (7)	(7,632)	(11,392)	(16,794)	15,470
Net (loss) income per common share:
Basic (4)	$(0.42)	$(0.62)	$(0.92)	$0.84
Diluted (4)	$(0.42)	$(0.62)	$(0.92)	$0.82

(1)
Net sales for fiscal 2026 includes (i) lower volumes in the Brazil and Asia Segments and (ii) a lower-priced sales mix and lower sales volume in the Americas Segment.
(2)
Gross profit for fiscal 2026 was impacted by (i) variable cost-saving initiatives and (ii) improved utilization in certain manufacturing areas, partially offset by softer sales and profitability in the Brazil and Asia Segments.
(3)
Net loss for our domestic operations for all fiscal quarters of fiscal 2026 includes the adverse pressures on gross profit primarily due to continued volatility from uncertainty over ongoing geopolitical event, global trade policies and competition from lower-priced products.
(4)
(Loss) income per share is computed independently for each of the periods presented. The sum of the (loss) income per share amounts for the fiscal quarters may not equal the total for the fiscal year.
(5)
Net sales for fiscal 2025 includes lower volumes in the Americas and Asia Segments.
(6)
Gross profit (loss) for fiscal 2025 was impacted by softer sales and profitability in the Asia Segment and transition costs in the Americas Segment.
(7)
Net (loss) income for our domestic operations for all fiscal quarters of fiscal 2025 includes the adverse pressures on gross profit (loss) which included transition costs. In the fourth quarter of fiscal 2025, UNIFI recorded a gain of $35,807 related the sale of a manufacturing facility.

Unifi, Inc.

Notes to Consolidated Financial Statements – (Continued)

26. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Interest, net of capitalized interest of $13, $150, and $196, respectively	$6,968	$9,613	$9,524
Income taxes, net of refunds	999	3,492	5,758

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds.

Non-Cash Investing and Financing Activities

As of June 28, 2026, June 29, 2025, and June 30, 2024, $330, 676, and $879, respectively, were included in accounts payable for unpaid capital expenditures.

During fiscal years ended June 28, 2026, June 29, 2025, and June 30, 2024, UNIFI recorded non-cash activity relating to finance leases of $4,117, $1,716, and $1,633, respectively.

27. Subsequent Event

On August 17, 2026, UNIFI announced that it entered into an agreement for the sale of two non-strategic real estate assets across its operating base in Yadkin County, North Carolina for approximately $60,000 before fees and expenses. The non-strategic real estate assets include approximately 120 acres of land and 500,000 square feet of warehouse space across two separate operating locations in Yadkin County, North Carolina. An earnest money deposit of $2,250 was deposited in escrow pursuant to the terms of the agreement, of which $1,000 may become non-refundable. The transaction is expected to close in UNIFI's second fiscal quarter of fiscal 2027, unless extended by the parties, subject to satisfaction of certain closing conditions as described in the associated Form 8-K filing.

The net proceeds of the transaction will be used to repay a portion of the principal balance of the ABL Term Loan outstanding under UNIFI's 2022 Credit Agreement. The total net book value associated with the property was less than $5,000 as of June 28, 2026.

This transaction primarily impacts the Americas Segment.