Form 10-Q
period 2026-09-27
UNIFI INC
filed 2026-11-04
CIK 100726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2026

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

As of October 30, 2026, there were 18,588,837 shares of the registrant’s common stock, par value $0.10 per share, outstanding.

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
•
the impact of tax laws, the judicial or administrative interpretations of tax laws, and/or changes in such laws or interpretations; and
•
other factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2026 or in the Company’s other periodic reports and information filed with the Securities and Exchange Commission (the “SEC”).

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

UNIFI, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 27, 2026	June 28, 2026
ASSETS
Cash and cash equivalents	$26,091	$25,072
Receivables, net	73,543	76,666
Inventories	109,245	101,067
Income taxes receivable	753	905
Other current assets	9,052	7,743
Total current assets	218,684	211,453
Property, plant and equipment, net	153,534	158,325
Operating lease assets	5,960	6,532
Deferred income taxes	5,287	5,316
Other non-current assets	4,907	4,807
Total assets	$388,372	$386,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$37,500	$31,151
Income taxes payable	1,295	656
Current operating lease liabilities	1,879	2,128
Current portion of long-term debt	12,087	12,371
Other current liabilities	15,169	17,249
Total current liabilities	67,930	63,555
Long-term debt	78,756	79,998
Non-current operating lease liabilities	4,132	4,458
Deferred income taxes	1,004	997
Other long-term liabilities	5,333	5,203
Total liabilities	157,155	154,211

Commitments and contingencies

Common stock, $0.10 par value (500,000,000 shares authorized; 18,588,837 and 18,587,254 shares issued and outstanding as of September 27, 2026 and June 28, 2026, respectively)	1,859	1,859
Capital in excess of par value	77,954	77,174
Retained earnings	212,467	214,487
Accumulated other comprehensive loss	(61,063)	(61,298)
Total shareholders’ equity	231,217	232,222
Total liabilities and shareholders’ equity	$388,372	$386,433

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended
	September 27, 2026	September 28, 2025
Net sales	$127,920	$135,674
Cost of sales	115,439	132,287
Gross profit	12,481	3,387
Selling, general and administrative expenses	11,462	11,948
Provision (benefit) for bad debts	568	(69)
Restructuring costs, net	—	1,068
Other operating expense, net	475	70
Operating loss	(24)	(9,630)
Interest income	(470)	(375)
Interest expense	1,449	2,003
Equity in earnings of unconsolidated affiliate	(20)	(97)
Loss before income taxes	(983)	(11,161)
Provision for income taxes	1,037	196
Net loss	$(2,020)	$(11,357)

Net loss per common share:
Basic	$(0.11)	$(0.62)
Diluted	$(0.11)	$(0.62)

Comprehensive loss:

	For the Three Months Ended
	September 27, 2026	September 28, 2025
Net loss	$(2,020)	$(11,357)
Other comprehensive income:
Foreign currency translation adjustments	235	2,179
Other comprehensive income	235	2,179
Comprehensive loss	$(1,785)	$(9,178)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 28, 2026	18,587	$1,859	$77,174	$214,487	$(61,298)	$232,222
Conversion of equity units	2	—	—	—	—	—
Stock-based compensation	—	—	780	—	—	780
Other comprehensive income, net of tax	—	—	—	—	235	235
Net loss	—	—	—	(2,020)	—	(2,020)
Balance at September 27, 2026	18,589	$1,859	$77,954	$212,467	$(61,063)	$231,217

	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 29, 2025	18,361	$1,836	$74,095	$239,049	$(65,509)	$249,471
Stock-based compensation	—	—	801	—	—	801
Other comprehensive income, net of tax	—	—	—	—	2,179	2,179
Net loss	—	—	—	(11,357)	—	(11,357)
Balance at September 28, 2025	18,361	$1,836	$74,896	$227,692	$(63,330)	$241,094

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	September 27, 2026	September 28, 2025
Cash and cash equivalents at beginning of period	$25,072	$22,664
Operating activities:
Net loss	(2,020)	(11,357)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in earnings of unconsolidated affiliate	(20)	(97)
Depreciation and amortization expense	5,759	5,977
Non-cash compensation expense	780	801
Loss on foreign currency transaction, net	91	—
Deferred income taxes	29	(372)
Other, net	2	182
Changes in assets and liabilities:
Receivables, net	3,211	(900)
Inventories	(8,250)	(678)
Other current assets	(1,262)	1,835
Income taxes	802	1,767
Accounts payable and other current liabilities	4,516	(6,184)
Other, net	39	106
Net cash provided (used) by operating activities	3,677	(8,920)

Investing activities:
Capital expenditures	(1,198)	(2,029)
Proceeds from the sale of assets	40	23
Net cash used by investing activities	(1,158)	(2,006)

Financing activities:
Proceeds from ABL Revolver	27,200	51,900
Payments on ABL Revolver	(25,500)	(40,300)
Payments on ABL Term Loan	(2,300)	(2,300)
Payments on finance lease obligations	(939)	(668)
Other, net	—	—
Net cash (used) provided by financing activities	(1,539)	8,632

Effect of exchange rate changes on cash and cash equivalents	39	185
Net increase (decrease) in cash and cash equivalents	1,019	(2,109)
Cash and cash equivalents at end of period	$26,091	$20,555

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

2. Basis of Presentation; Condensed Notes

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. As contemplated by the instructions of the SEC to Form 10-Q, the following notes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to UNIFI’s year-end audited consolidated financial statements and related notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended June 28, 2026 (the “2026 Form 10-K”).

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

The fiscal quarter for each of Unifi, Inc., its primary domestic operating subsidiaries and its subsidiary in El Salvador ended on September 27, 2026. Unifi, Inc.’s remaining material operating subsidiaries’ fiscal quarters ended on September 30, 2026. There were no significant transactions or events that occurred between Unifi, Inc.’s fiscal quarter end and such wholly owned subsidiaries’ fiscal quarters end. The three-month periods ended September 27, 2026 and September 28, 2025 both consisted of 13 weeks.

3. Recent Accounting Pronouncements

Issued and Pending Adoption

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU No. 2024-03 does not change or remove existing expense disclosure requirements but requires disaggregated disclosures about certain expense categories and captions, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. This ASU will become effective for UNIFI's fiscal 2028 and in the first quarter of fiscal 2029 for interim reporting, with retrospective application permitted. UNIFI is currently evaluating the impact on the Company's disclosures on its consolidated financial statements.

Based on UNIFI’s review of ASUs issued since the filing of the 2026 Form 10-K, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on UNIFI’s consolidated financial statements.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Revenue

The following tables present net sales disaggregated by (i) classification of customer type and (ii) REPREVE® Fiber sales:

	For the Three Months Ended
	September 27, 2026	September 28, 2025
Third-party manufacturer	$127,043	$134,735
Service	877	939
Net sales	$127,920	$135,674

	For the Three Months Ended
	September 27, 2026	September 28, 2025
REPREVE® Fiber	$36,448	$39,272
All other products and services	91,472	96,402
Net sales	$127,920	$135,674

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

		Weighted Average
	Scheduled	Interest Rate as of	Principal Amounts as of
	Maturity Date	September 27, 2026	September 27, 2026	June 28, 2026
ABL Revolver	October 2027	8.0%	$5,600	$3,900
2024 Facility	October 2027	4.5%	22,000	22,000
ABL Term Loan	October 2027	5.9%	55,500	57,800
Finance lease obligations	(1)	4.8%	7,800	8,739
Total debt			90,900	92,439
Current portion of ABL Term Loan			(9,200)	(9,200)
Current portion of finance lease obligations			(2,887)	(3,171)
Unamortized debt issuance costs			(57)	(70)
Total long-term debt			$78,756	$79,998

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

6. Income Taxes

The provision for income taxes and effective tax rate were as follows:

	For the Three Months Ended
	September 27, 2026	September 28, 2025
Provision for income taxes	$1,037	$196
Effective tax rate	(105.5)%	(1.8)%

Income Tax Expense

UNIFI’s provision for income taxes for the three months ended September 27, 2026 and September 28, 2025 was calculated by applying the estimated annual effective tax rate to year-to-date pre-tax book income and adjusting for discrete items that occurred during the period.

The effective tax rate for the three months ended September 27, 2026 varied from the U.S. federal statutory rate primarily due to (i) U.S. tax on Net CFC Tested Income (“NCTI”) and (ii) taxes associated with the repatriation of foreign earnings, including withholding taxes. The impact of these items on the effective tax rate was amplified by UNIFI's relatively low level of consolidated pre-tax loss.

The effective tax rate for the three months ended September 28, 2025 varied from the U.S. federal statutory rate primarily due to the U.S. generated losses for which UNIFI does not expect to realize a future tax benefit.

Certain returns that remain open to examination have utilized carryforward tax attributes generated in prior tax years, including net operating losses, which could potentially be revised upon examination. UNIFI regularly assesses the outcomes of both completed and ongoing examinations to ensure that its provision for income taxes is sufficient.

In July 2026, UNIFI received a notice from the Department of the Treasury, Internal Revenue Service (“IRS”) that its federal income tax return for the fiscal 2024 tax year had been selected for a routine examination by the Large Business and International (“LB&I”) Division. There have been no changes to reserves as a result of this examination notice.

7. Shareholders’ Equity

On October 31, 2018, UNIFI announced that the Company's Board of Directors approved a share repurchase program (the “2018 SRP”) under which UNIFI is authorized to acquire up to $50,000 of its common stock. The share repurchase authorization is discretionary and has no expiration date. No shares have been repurchased in fiscal 2026 and 2027 and $38,859 remains available for repurchase.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Stock-Based Compensation

On October 28, 2025, UNIFI's shareholders approved a Second Amendment (the “Second Amendment”) to the Unifi, Inc. Second Amended and Restated 2013 Incentive Compensation Plan (the “2020 Plan”). The 2020 Plan set the initial number of shares available for future issuance (the “share reserve”) pursuant to awards granted under the 2020 Plan to 850. In October 2023, the 2020 Plan was amended to increase the share reserve by 1,100 shares and the Second Amendment added an additional 1,240 shares to the share reserve. No additional awards can be granted under prior plans; however, awards outstanding under a respective prior plan remain subject to that plan’s provisions. There have been no material changes to awards since the 2026 Form 10-K.

9. Earnings Per Share

The components of the calculation of earnings per share (“EPS”) are as follows:

	For the Three Months Ended
	September 27, 2026	September 28, 2025
Net loss	$(2,020)	$(11,357)
Basic weighted average shares	18,588	18,361
Net potential common share equivalents	—	—
Diluted weighted average shares	18,588	18,361
Excluded from the calculation of common share equivalents:
Anti-dilutive common share equivalents	453	651
Excluded from the calculation of diluted shares:
Unvested stock options that vest upon achievement of certain market conditions	—	—

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

There were no related party receivables as of September 27, 2026 and June 28, 2026.

Related party payables for Salem Leasing Corporation consisted of the following:

	September 27, 2026	June 28, 2026
Accounts payable	$523	$358
Finance lease obligations	4,896	5,279
Total related party payables	$5,419	$5,637

The following were the Company’s significant related party transactions:

		For the Three Months Ended
Affiliated Entity	Transaction Type	September 27, 2026	September 28, 2025
Salem Leasing Corporation	Payments for transportation equipment costs and finance lease debt service	$1,105	$1,135

As discussed in Note 5, “Long-Term Debt,” UNIFI entered into the 2024 Facility in October 2024 which was collateralized by personal assets of a board member. As of September 27, 2026, $22,000 was outstanding on the 2024 Facility.

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

Selected financial information is presented below:

	For the Three Months Ended September 27, 2026
	Americas	Brazil	Asia	Total
Net sales	$76,962	$32,912	$18,046	$127,920
Cost of sales	72,230	27,776	15,433	115,439
Gross profit	4,732	5,136	2,613	12,481
Segment depreciation expense	4,595	869	18	5,482
Segment Profit	$9,327	$6,005	$2,631	$17,963

	For the Three Months Ended September 28, 2025
	Americas	Brazil	Asia	Total
Net sales	$85,196	$28,761	$21,717	$135,674
Cost of sales	86,908	26,100	19,279	132,287
Gross (loss) profit	(1,712)	2,661	2,438	3,387
Segment depreciation expense	4,877	783	14	5,674
Segment Profit	$3,165	$3,444	$2,452	$9,061

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The reconciliations of segment gross profit to consolidated loss before income taxes are as follows:

	For the Three Months Ended
	September 27, 2026	September 28, 2025
Americas	$4,732	$(1,712)
Brazil	5,136	2,661
Asia	2,613	2,438
Segment gross profit	12,481	3,387
Selling, general and administrative expenses	11,462	11,948
Provision (benefit) for bad debts	568	(69)
Restructuring costs, net	—	1,068
Other operating expense, net	475	70
Operating loss	(24)	(9,630)
Interest income	(470)	(375)
Interest expense	1,449	2,003
Equity in earnings of unconsolidated affiliate	(20)	(97)
Loss before income taxes	$(983)	$(11,161)

The reconciliations of segment depreciation and amortization expense to consolidated depreciation and amortization expense are as follows:

	For the Three Months Ended
	September 27, 2026	September 28, 2025
Americas	$4,595	$4,877
Brazil	869	783
Asia	18	14
Segment depreciation expense	5,482	5,674
Other depreciation and amortization expense	277	303
Depreciation and amortization expense	$5,759	$5,977

The reconciliations of segment capital expenditures to consolidated capital expenditures are as follows:

	For the Three Months Ended
	September 27, 2026	September 28, 2025
Americas	$793	$1,325
Brazil	340	677
Asia	50	4
Segment capital expenditures	1,183	2,006
Other capital expenditures	15	23
Capital expenditures	$1,198	$2,029

The reconciliations of segment total assets to consolidated total assets are as follows:

	September 27, 2026	June 28, 2026
Americas	$235,206	$232,671
Brazil	100,750	99,435
Asia	32,249	34,470
Segment total assets	368,205	366,576
Other current assets	2,907	2,524
Other PP&E	12,265	12,821
Other operating lease assets	211	282
Other non-current assets	3,710	3,305
Investment in unconsolidated affiliate	1,074	925
Total assets	$388,372	$386,433

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Geographic Data

	For the Three Months Ended
Net Sales	September 27, 2026	September 28, 2025
U.S.	$65,580	$75,906
Brazil	32,912	28,761
China	17,589	21,640
Remaining Foreign Countries	11,839	9,367
Total	$127,920	$135,674

Export sales from UNIFI’s U.S. operations to external customers	$9,972	$12,644

The net sales amounts are based on the operating locations from where the items were produced or distributed.

Long-Lived Assets	September 27, 2026	June 28, 2026
U.S.	$127,979	$132,160
Brazil	23,547	24,203
China	726	905
Remaining Foreign Countries	12,149	12,396
Total	$164,401	$169,664

Long-lived assets are comprised of PP&E, net; operating lease assets; intangible assets, net; investment in unconsolidated affiliate; and other non-current assets.

13. Investment in Unconsolidated Affiliate

Included within Other non-current assets is UNIFI’s investment in unconsolidated affiliate: UNF America LLC (“UNFA”).

UNIFI’s raw material purchases under its supply agreement with UNFA consisted of the following:

	For the Three Months Ended
	September 27, 2026	September 28, 2025
UNFA	$4,696	$4,421

As of September 27, 2026, UNIFI’s open purchase orders related to this supply agreement were $2,751. As of September 27, 2026 and June 28, 2026, UNIFI had accounts payable due to UNFA of $1,815 and $2,010, respectively.

Other than the supply agreement discussed above, UNIFI does not provide any other commitments or guarantees related to UNFA. As of September 27, 2026 and June 28, 2026, UNIFI’s investment in UNFA was $1,074 and $925, respectively. There have been no significant changes in the condensed balance sheet and income statement information for UNFA as previously disclosed in the 2026 Form 10-K.

14. Supplemental Cash Flow Information

Cash payments for interest and taxes consist of the following:

	For the Three Months Ended
	September 27, 2026	September 28, 2025
Interest, net of capitalized interest of $7 and $4, respectively	$1,321	$1,845
Income tax payments, net	744	570

Cash payments for taxes shown above consist primarily of income and withholding tax payments made by UNIFI in both U.S. and foreign jurisdictions, net of refunds.

Non-Cash Investing and Financing Activities

As of September 27, 2026 and June 28, 2026, $236 and $330, respectively, were included in accounts payable for unpaid capital expenditures. As of September 28, 2025 and June 29, 2025, $417 and $676, respectively, were included in accounts payable for unpaid capital expenditures.

During the three months ended September 27, 2026 and September 28, 2025, UNIFI recorded non-cash activity relating to finance leases of $0 and $3,705, respectively.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15. Restructuring Costs, Net

During fiscal 2025, the Madison, North Carolina facility was sold as part of the plan to consolidate the Americas yarn manufacturing operations. The Company entered into an amendment to the purchase agreement for the potential payment of deferred compensation to UNIFI in the amount of (i) $8,000, if certain energy supply conditions are met within two years of closing, (ii) $5,000, if the same conditions are not met within two years of closing but are met within three years of closing, and (iii) up to $5,000, if certain additional energy conditions beyond those referred to in (i) and (ii) are met within four years of closing. The maximum potential future payments to UNIFI are $13,000. No amounts related to such future payments have been recorded in the Condensed Consolidated Financial Statements as of September 27, 2026.

In fiscal 2026, UNIFI incurred transition costs related to the consolidation of Americas yarn manufacturing operations for facility closure and equipment relocation costs including asset impairments and disposals net of any salvage proceeds and employee separation costs that were recorded within Restructuring costs, net in the Condensed Consolidated Statements of Operations.

During October 2025, UNIFI implemented additional cost-saving initiatives that included reducing variable manufacturing costs across labor, spend, and support functions, while also eliminating salaried positions in the U.S. (the “Fiscal 2026 Profit Improvement Plan”). However, no costs were incurred during the prior year quarter related to the Fiscal 2026 Profit Improvement Plan.

The restructuring expenses (benefits) incurred in all periods primarily impacted the Americas Segment.

A summary of the restructuring activities consists of the following:

	For the Three Months Ended
	September 27, 2026	September 28, 2025
Facility closure and equipment relocation costs	$—	$1,021
Employee separation costs	—	47
Restructuring costs, net	—	1,068

Beginning Liability	—	289
Restructuring costs, net	—	1,068
Cash payments	—	(942)
Loss on disposals of assets	—	(193)
Ending Liability	$—	$222

Transition Costs

On August 16, 2026, UNIFI entered into a purchase agreement for the sale of two non-strategic real estate assets in Yadkinville, North Carolina. During the three months ended September 27, 2026, UNIFI incurred various transition costs totaling $265 in connection with the pending sale of these two real estate assets. These transition costs were recorded in Other operating expense, net in the Condensed Consolidated Statements of Operations.

Unifi, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

16. Other Financial Data

Select balance sheet information is presented in the following table.

	September 27, 2026	June 28, 2026
Receivables, net:
Customer receivables	$74,178	$77,558
Allowance for uncollectible accounts	(2,119)	(1,543)
Reserves for quality claims	(746)	(716)
Net customer receivables	71,313	75,299
Banker's acceptance notes	870	810
Other receivables	1,360	557
Total receivables, net	$73,543	$76,666

Inventories:
Raw materials	$42,807	$39,678
Supplies	12,868	12,581
Work in process	4,549	3,670
Finished goods	52,553	48,917
Gross inventories	112,777	104,846
Net realizable value adjustment	(3,532)	(3,779)
Total inventories	$109,245	$101,067

Other current assets:
Vendor deposits	$3,624	$1,890
Prepaid expenses and other	2,794	3,120
Value-added taxes receivable	2,265	2,174
Contract assets	369	559
Total other current assets	$9,052	$7,743

Property, plant and equipment, net:
Land	$1,068	$1,067
Land improvements	10,468	10,425
Buildings and improvements	127,464	127,232
Assets under finance leases	20,555	20,555
Machinery and equipment	563,906	589,128
Computers, software and office equipment	25,764	25,602
Transportation equipment	10,565	10,617
Construction in progress	1,012	1,034
Gross property, plant and equipment	760,802	785,660
Less: accumulated depreciation	(598,885)	(619,513)
Less: accumulated amortization – finance leases	(8,383)	(7,822)
Total property, plant and equipment, net	$153,534	$158,325

Other non-current assets:
Grantor trust	$2,859	$2,830
Investment in unconsolidated affiliate	1,074	925
Intangible assets, net	438	465
Other	536	587
Total other non-current assets	$4,907	$4,807

Other current liabilities:
Payroll and fringe benefits	$8,107	$6,408
Utilities	1,956	1,872
Incentive compensation	1,741	5,822
Deferred revenue	1,025	1,167
Property taxes, interest and other	2,340	1,980
Total other current liabilities	$15,169	$17,249

Other long-term liabilities:
Nonqualified deferred compensation plan obligation	$3,048	$2,943
Uncertain tax positions	2,038	1,996
Other	247	264
Total other long-term liabilities	$5,333	$5,203

17. Subsequent Event

UNIFI previously announced it had entered into an agreement to sell two non-strategic real estate assets in Yadkinville, North Carolina for a cash purchase price of $60,000. On October 28, 2026, UNIFI completed the sale and the net proceeds from the transaction were used to repay all of the $55,500 ABL Term Loan outstanding under UNIFI's 2022 Credit Agreement. The total net book value associated with the sold properties was approximately $5,000 as of September 27, 2026. This transaction impacted the Americas Segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected UNIFI’s operations, along with material changes in financial condition, during the periods included in the accompanying condensed consolidated financial statements. A reference to a “note” in this section refers to the accompanying notes to condensed consolidated financial statements. A reference to the “current period” refers to the three-month period ended September 27, 2026, while a reference to the “prior period” refers to the three-month period ended September 28, 2025. Such references may be accompanied by certain phrases for added clarity. The current period and the prior period each consisted of 13 weeks.

Our discussions in this Item 2 focus on our results during, or as of, the three months ended September 27, 2026 and September 28, 2025, and, to the extent applicable, any material changes from the information discussed in the 2026 Form 10-K or other important intervening developments or information. These discussions should be read in conjunction with the 2026 Form 10-K for more detailed and background information about our business, operations, and financial condition.

Discussion of foreign currency translation is primarily associated with changes in the Brazilian Real (“BRL”) and changes in the Chinese Renminbi (“RMB”) versus the U.S. Dollar (“USD”). Weighted average exchange rates were as follows:

	For the Three Months Ended
	September 27, 2026	September 28, 2025
BRL to USD	5.14	5.45
RMB to USD	6.74	7.16

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

Current Economic Environment

Our business continues to be adversely impacted by: (i) the effects of inflation, including tariffs, on consumer spending, (ii) elevated interest rates for consumers and customers, including the impact on the carrying costs of customer inventories, (iii) the volatility in customer order patterns, and (iv) freight disruptions or delays in the Eastern Hemisphere. UNIFI will continue to monitor these and other aspects of the current environment, leverage our global business model as necessary, and work closely with stakeholders to ensure business continuity and liquidity.

As discussed in the 2026 Form 10-K, escalating geopolitical tensions involving the Middle East, particularly Iran, continue to contribute to volatility in petroleum markets impacting freight and raw material costs. The Company implemented responsive price increases and surcharges that began in April 2026 and are expected to continue while petrochemical-related inflation remains elevated and volatile. We recognize that additional or prolonged impacts to the petroleum or other global markets could cause further inflationary pressures to our global raw material costs, inconsistent customer ordering patterns or additional unforeseen adverse impacts.

Such existing challenges and future uncertainty, including labor productivity and global demand, could worsen and/or continue for prolonged periods, materially impacting our consolidated sales, gross profit, and operating cash flows. Also, the need for future selling price adjustments in connection with inflationary costs could impact our ability to retain current customer programs and compete successfully for new programs in certain regions.

UNIFI has been expanding its supply chain and business model across multiple geographies over the last several years. Particularly, (i) our feedstock supply spans multiple domestic and foreign markets, (ii) our commercial position in the Central American market remains key to servicing compliant business for USMCA and CAFTA-DR programs, and (iii) we expanded our asset-light model beyond China with the addition of Unifi Textiles India. Each of these initiatives affords us diversity in this dynamic trade environment and greater flexibility in servicing our customer base.

Fiscal 2026 Profit Improvement Plan

During October 2025, UNIFI implemented additional cost-saving initiatives that included reducing variable manufacturing costs across labor, spend, and support functions, while also eliminating salaried positions in the U.S. (the “Fiscal 2026 Profit Improvement Plan”). Accordingly, in the second quarter of fiscal 2026, UNIFI recorded employee separation costs of $1,093 in connection with the Fiscal 2026 Profit Improvement Plan and a $308 gain from disposals of assets from the consolidation of Americas yarn manufacturing operations.

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

Three Months Ended September 27, 2026 Compared to Three Months Ended September 28, 2025

Consolidated Overview

The below tables provide:

•
the components of net loss and the percentage increase or decrease over the prior period amounts, and
•
a reconciliation from net loss to EBITDA and Adjusted EBITDA.

Following the tables is a discussion and analysis of the significant components of net loss.

Net Loss

	For the Three Months Ended
	September 27, 2026		September 28, 2025
		% of Net Sales		% of Net Sales	% Change
Net sales	$127,920	100.0	$135,674	100.0	(5.7)
Cost of sales	115,439	90.2	132,287	97.5	(12.7)
Gross profit	12,481	9.8	3,387	2.5	nm
Selling, general and administrative expenses	11,462	9.0	11,948	8.8	(4.1)
Provision (benefit) for bad debts	568	0.4	(69)	(0.1)	nm
Restructuring costs, net	—	—	1,068	0.8	(100.0)
Other operating expense, net	475	0.4	70	0.1	nm
Operating loss	(24)	—	(9,630)	(7.1)	(99.8)
Interest expense, net	979	0.8	1,628	1.2	(39.9)
Equity in earnings of unconsolidated affiliate	(20)	—	(97)	(0.1)	(79.4)
Loss before income taxes	(983)	(0.8)	(11,161)	(8.2)	(91.2)
Provision for income taxes	1,037	0.8	196	0.2	nm
Net loss	$(2,020)	(1.6)	$(11,357)	(8.4)	(82.2)

nm = not meaningful

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

The reconciliations of the amounts reported under GAAP for Net loss to EBITDA and Adjusted EBITDA were as follows:

	For the Three Months Ended
	September 27, 2026	September 28, 2025
Net loss	$(2,020)	$(11,357)
Interest expense, net	979	1,628
Provision for income taxes	1,037	196
Depreciation and amortization expense (1)	5,703	5,921
EBITDA	5,699	(3,612)

Loss on foreign currency transaction, net (2)	91	—
Transition costs (3)	265	—
Restructuring costs, net (4)	—	1,068
Adjusted EBITDA	$6,055	$(2,544)

(1)
Within this reconciliation, depreciation and amortization expense excludes the amortization of debt issuance costs, which are reflected in interest expense, net. However, within the accompanying Condensed Consolidated Statements of Cash Flows, amortization of debt issuance costs is reflected in depreciation and amortization expense.
(2)
In the first quarter of fiscal 2027, UNIFI recorded a foreign currency loss of $91. In December 2025, Brazil declared dividends against the majority of its retained earnings in connection with certain tax law changes related to future dividends. Foreign currency transaction gains (losses) are recorded to reflect changes in the exchange rate of the Brazilian Real to the U.S. Dollar while the dividend payable is outstanding.
(3)
In the first quarter of fiscal 2027, UNIFI recorded various transition costs totaling $265 within Other operating expense, net in connection with the purchase agreement entered into on August 16, 2026 for the sale of two non-strategic real estate assets in Yadkinville, North Carolina.
(4)
In the first quarter of fiscal 2026, UNIFI incurred various restructuring costs totaling $1,068 in connection with the consolidation of its yarn manufacturing operations including (i) facility closure and equipment relocation costs (including asset impairments and disposals) of $1,021, and (ii) employee separation costs of $47. The facility closure, equipment relocation, and employee separation costs were all recorded within Restructuring costs, net in the Condensed Consolidated Statements of Operations.

Adjusted Net Loss and Adjusted EPS (Non-GAAP Financial Measures)

The tables below set forth reconciliations of (i) Loss before income taxes (“Pre-tax Loss”), (ii) Provision for income taxes (“Tax Impact”), (iii) Net Loss to Adjusted Net Loss, and (iv) Diluted EPS to Adjusted EPS.

	For the Three Months Ended September 27, 2026				For the Three Months Ended September 28, 2025
	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS	Pre-tax Loss	Tax Impact	Net Loss	Diluted EPS
GAAP results	$(983)	$(1,037)	$(2,020)	$(0.11)	$(11,161)	$(196)	$(11,357)	$(0.62)
Loss on foreign currency transaction, net (1)	91	(16)	75	0.01	—	—	—	—
Transition costs (2)	265	—	265	0.01	—	—	—	—
Restructuring costs, net (3)	—	—	—	—	1,068	—	1,068	0.06
Adjusted results	$(627)	$(1,053)	$(1,680)	$(0.09)	$(10,093)	$(196)	$(10,289)	$(0.56)

Weighted average common shares outstanding				18,588				18,361

(1)
In the first quarter of fiscal 2027, UNIFI recorded a foreign currency loss of $91. In December 2025, Brazil declared dividends against the majority of its retained earnings in connection with certain tax law changes related to future dividends. Foreign currency transaction gains (losses) are recorded to reflect changes in the exchange rate of the Brazilian Real to the U.S. Dollar while the dividend payable is outstanding. The associated tax impact was estimated to be $16, based on the estimated annual tax rate for the period.
(2)
In the first quarter of fiscal 2027, UNIFI recorded various transition costs totaling $265 in Other operating expense, net in connection with the purchase agreement entered into on August 16, 2026 for the sale of two non-strategic real estate assets in Yadkinville, North Carolina. The associated tax impact was estimated to be $0 due to a valuation allowance against net operating losses in the U.S.
(3)
In the first quarter of fiscal 2026, UNIFI incurred various restructuring costs totaling $1,068 in connection with the consolidation of its yarn manufacturing operations including (i) facility closure and equipment relocation costs (including asset impairments and disposals) of $1,021, and (ii) employee separation costs of $47. The facility closure, equipment relocation, and employee separation costs were all recorded within Restructuring costs in the Condensed Consolidated Statements of Operations. The associated tax impact was estimated to be $0 due to a valuation allowance against net operating losses in the U.S.

Net Sales

Consolidated net sales for the current period decreased by $7,754, or 5.7%, and consolidated sales volumes decreased 12.0%, compared to the prior period. Net sales in the current period were lower primarily due to (i) lower sales volumes in the Asia Segment and (ii) lower sales volumes and lower-priced sales mix due to a higher proportion of Flake and Chip sales in the Americas Segment, although mitigated through responsive price increases and surcharges, partially offset by higher sales in the Brazil Segment due to favorable pricing dynamics and improved sales mix. Overall sales remain depressed, particularly in the Americas and Asia Segments as a result of continued volatility from uncertainty over ongoing geopolitical events, global trade policies, and competition from lower-priced products.

Consolidated weighted average sales prices increased 6.3%. The increase in sales prices was primarily attributable to sales mix and higher average selling prices in the Brazil and Asia Segments.

REPREVE® Fiber products for the current period comprised 29%, or $36,448, of consolidated net sales, compared to 29%, or $39,272, for the prior period.

Gross Profit

Gross profit for the current period increased to $12,481 from $3,387 in the prior period. Gross profit increased primarily due to (i) variable cost-saving initiatives, (ii) higher overall conversion margins, and (iii) improved utilization in certain manufacturing areas. This increase was partially offset by (a) lower sales volumes and (b) production volatility from an inability to forecast demand due to the uncertainty caused by geopolitical events and tariffs impacting the Americas Segment. Gross profit continues to be unfavorably impacted by demand volatility in the Americas Segment and import pricing pressures in the Brazil Segment.

•
Americas Segment gross profit increased primarily due to overall cost-saving initiatives, including reductions in manufacturing costs from the consolidation of Americas yarn manufacturing operations and the Fiscal 2026 Profit Improvement Plan, partially offset by demand and production volatility stemming from geopolitical events and tariff uncertainty.
•
Brazil Segment gross profit increased primarily due to improved margins resulting from a favorable sales mix, partially offset by lower sales volumes due to the economic uncertainty created by Brazil's current political environment.
•
Asia Segment gross profit increased primarily due to improved margins resulting from a change in sales mix of REPREVE products, mainly offset by lower sales volume.

Selling, General and Administrative Expenses (“SG&A”)

SG&A decreased from the prior period to the current period, primarily due to the actions from the Fiscal 2026 Profit Improvement Plan.

Provision (Benefit) for Bad Debts

The provision (benefit) for bad debts increased for a specifically identified customer balance originating in the U.S. fiber market.

Restructuring Costs, Net

On February 3, 2025, UNIFI announced the closing of its Madison, North Carolina facility and the transition of those manufacturing operations to other UNIFI production facilities in North and Central America. As a result, UNIFI incurred transition costs of $1,068 in the prior period which consisted of (i) equipment relocation and facility closure costs (including asset impairments and disposals) of $1,021 and (ii) employee separation costs of $47. There were no Restructuring costs in the current period.

Other Operating Expense, Net

Other operating expense, net for the current period and the prior period primarily include foreign currency transaction losses of $337 and $50, respectively, and $265 of transition costs in the current period in connection with the purchase agreement entered into on August 16, 2026 for the sale of two non-strategic real estate assets in Yadkinville, North Carolina. In December 2025, Brazil declared dividends against the majority of its retained earnings in connection with certain tax law changes related to future dividends. Foreign currency transaction gains (losses) are recorded to reflect changes in the exchange rate of the Brazilian Real to the U.S. Dollar while the dividend payable is outstanding.

Interest Expense, Net

Interest expense, net decreased in connection with lower average debt principal and lower average interest rates.

Equity in Earnings of Unconsolidated Affiliate

There was no material activity for the current period or the prior period.

Income Taxes

Provision for income taxes and the effective tax rate were as follows:

	For the Three Months Ended
	September 27, 2026	September 28, 2025
Provision for income taxes	$1,037	$196
Effective tax rate	(105.5)%	(1.8)%

The decrease in the effective tax rate from the prior period to the current period is primarily attributable to (i) U.S. tax on Net CFC Tested Income (“NCTI”) and (ii) taxes associated with the repatriation of foreign earnings, including withholding taxes. Furthermore, the impact of these items on the effective tax rate was amplified by UNIFI's relatively low level of consolidated pre-tax loss during the current period.

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

Net Loss

The improvement in net loss was primarily attributable to (i) increased gross profit and (ii) lower SG&A expenses due to overall cost-saving initiatives, including reductions in manufacturing costs from the consolidation of Americas yarn manufacturing operations and the Fiscal 2026 Profit Improvement Plan, together with (iii) lower interest expense, net, and (iv) restructuring costs in the prior period, partially offset by higher income tax expense.

Adjusted EBITDA and Adjusted EPS (Non-GAAP Financial Measures)

Adjusted EBITDA increased primarily due to (i) higher gross profit and (ii) lower SG&A expenses. Adjusted EPS improved primarily due to (i) higher gross profit, (ii) lower SG&A, and (iii) lower interest expense, partially offset by higher income tax expense.

Segment Overview

Following is a discussion and analysis of the revenue and profitability performance of UNIFI’s reportable segments for the current period.

Americas Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Americas Segment, were as follows:

	For the Three Months Ended
	September 27, 2026		September 28, 2025
		% of Net Sales		% of Net Sales	% Change
Net sales	$76,962	100.0	$85,196	100.0	(9.7)
Cost of sales	72,230	93.9	86,908	102.0	(16.9)
Gross profit (loss)	4,732	6.1	(1,712)	(2.0)	nm
Depreciation expense	4,595	6.0	4,877	5.7	(5.8)
Segment Profit	$9,327	12.1	$3,165	3.7	194.7

Segment net sales as a percentage of consolidated amounts	60.2%		62.8%
Segment Profit as a percentage of consolidated amounts	51.9%		34.9%

nm = not meaningful

The change in net sales for the Americas Segment was as follows:

Net sales for the prior period	$85,196
Decrease in sales volumes	(6,489)
Change in average selling price and sales mix	(1,745)
Net sales for the current period	$76,962

The decrease in net sales for the Americas Segment from the prior period to the current period was primarily attributable to lower sales volumes as discussed above and a lower-priced sales mix.

The change in Segment Profit for the Americas Segment was as follows:

Segment Profit for the prior period	$3,165
Change in underlying unit margins and sales mix	6,373
Decrease in sales volumes	(211)
Segment Profit for the current period	$9,327

The increase in Segment Profit for the Americas Segment from the prior period to the current period was primarily attributable to overall cost-saving initiatives, including reductions in manufacturing costs from the consolidation of Americas yarn manufacturing operations and the Fiscal 2026 Profit Improvement Plan.

Brazil Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Brazil Segment, were as follows:

	For the Three Months Ended
	September 27, 2026		September 28, 2025
		% of Net Sales		% of Net Sales	% Change
Net sales	$32,912	100.0	$28,761	100.0	14.4
Cost of sales	27,776	84.4	26,100	90.7	6.4
Gross profit	5,136	15.6	2,661	9.3	93.0
Depreciation expense	869	2.6	783	2.7	11.0
Segment Profit	$6,005	18.2	$3,444	12.0	74.4

Segment net sales as a percentage of consolidated amounts	25.7%		21.2%
Segment Profit as a percentage of consolidated amounts	33.4%		38.0%

The change in net sales for the Brazil Segment was as follows:

Net sales for the prior period	$28,761
Change in average selling price and change in sales mix	3,086
Favorable foreign currency translation effects	1,751
Decrease in sales volumes	(686)
Net sales for the current period	$32,912

The increase in net sales for the Brazil Segment from the prior period to the current period was primarily attributable to (i) higher selling prices due to favorable pricing dynamics and sales mix and (ii) favorable foreign currency translation effects from the strengthening of the BRL versus the USD, partially offset by lower sales volumes as discussed above.

The change in Segment Profit for the Brazil Segment was as follows:

Segment Profit for the prior period	$3,444
Increase in underlying unit margins	2,430
Favorable foreign currency translation effects	213
Decrease in sales volumes	(82)
Segment Profit for the current period	$6,005

The increase in Segment Profit for the Brazil Segment from the prior period to the current period was primarily attributable to (i) higher conversion margins primarily due to sales mix despite import pricing pressures and (ii) favorable foreign currency translation effects from the strengthening of the BRL versus the USD, partially offset by a decrease in sales volumes discussed above. We continue to prioritize innovation and differentiation to improve our portfolio and competitive position in Brazil.

Asia Segment

The components of Segment Profit, each component as a percentage of net sales, and the percentage increase or decrease over the prior period amounts for the Asia Segment, were as follows:

	For the Three Months Ended
	September 27, 2026		September 28, 2025
		% of Net Sales		% of Net Sales	% Change
Net sales	$18,046	100.0	$21,717	100.0	(16.9)
Cost of sales	15,433	85.5	19,279	88.8	(19.9)
Gross profit	2,613	14.5	2,438	11.2	7.2
Depreciation expense	18	0.1	14	0.1	28.6
Segment Profit	$2,631	14.6	$2,452	11.3	7.3

Segment net sales as a percentage of consolidated amounts	14.1%		16.0%
Segment Profit as a percentage of consolidated amounts	14.6%		27.1%

The change in net sales for the Asia Segment was as follows:

Net sales for the prior period	$21,717
Decrease in sales volumes	(7,571)
Change in average selling price and sales mix	2,554
Favorable foreign currency translation effects	1,346
Net sales for the current period	$18,046

The decrease in net sales for the Asia Segment from the prior period to the current period was primarily attributable to an overall decrease in sales volumes due to competitive pricing pressures and the continued volatility stemming from geopolitical events and tariffs, partially offset by (a) a change in sales mix of REPREVE products and (b) favorable foreign currency translation effects from the strengthening of the RMB versus the USD.

The change in Segment Profit for the Asia Segment was as follows:

Segment Profit for the prior period	$2,452
Change in underlying unit margins and sales mix	882
Favorable foreign currency translation effects	151
Decrease in sales volumes	(854)
Segment Profit for the current period	$2,631

The increase in Segment Profit for the Asia Segment from the prior period to the current period was primarily attributable to improved margins due to a change in sales mix of REPREVE products, mainly offset by a decline in sales volumes as discussed above.

Liquidity and Capital Resources

Note 5, “Long-Term Debt” to the condensed consolidated financial statements includes the detail of UNIFI’s debt obligations and terms and conditions thereof. Further discussion and analysis of liquidity and capital resources follow.

On October 25, 2024, UNIFI entered into a new credit agreement with Wells Fargo Bank, National Association for a $25,000 revolving credit facility (the “2024 Facility”). The maturity date of the 2024 Facility is the earlier of (i) October 28, 2027 and (ii) the termination or refinancing of the 2022 Credit Agreement. The 2024 Facility is deemed unsecured financing for UNIFI, but is collateralized by certain assets pledged by related party Kenneth G. Langone, one of the members of UNIFI's Board of Directors. Borrowings under the 2024 Facility bear interest at a rate of SOFR plus 0.90%. The 2024 Facility contains no additional financial covenants beyond those already in effect for the 2022 Credit Agreement and is subject to a monthly unused line fee of 0.25% on available borrowing capacity. As of September 27, 2026, $22,000 was outstanding on the 2024 Facility.

UNIFI’s primary capital requirements are for working capital, capital expenditures, and debt service. UNIFI’s primary sources of capital are cash generated from operations and borrowings available under the 2022 Credit Agreement and the 2024 Facility. For the current period, cash provided by operations was $3,677 and, at September 27, 2026, availability under the ABL Revolver and 2024 Facility was $42,086 and $525, respectively.

As of September 27, 2026, all of UNIFI’s $90,900 of debt obligations were guaranteed by certain of its domestic operating subsidiaries, while nearly all of UNIFI’s cash and cash equivalents were held by its foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries may not be presently available to fund UNIFI’s domestic capital requirements, including its domestic debt obligations. UNIFI employs a variety of strategies to ensure that its worldwide cash is available in the locations where it is needed.

The following table presents a summary of cash and cash equivalents, borrowings available under financing arrangements, liquidity, working capital, and total debt obligations as of September 27, 2026 for domestic operations compared to foreign operations:

	Domestic	Foreign	Total
Cash and cash equivalents	$37	$26,054	$26,091
Potential borrowings available under financing arrangements	42,611	—	42,611
Trigger level under ABL Revolver	(16,500)	—	(16,500)
Available Liquidity	$26,148	$26,054	$52,202

Working capital	$42,165	$108,589	$150,754
Total debt obligations	$90,900	$—	$90,900

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

On October 28, 2026, UNIFI completed the sale of two non-strategic real estate assets in Yadkinville, North Carolina for a cash purchase price of $60,000, and the net proceeds from the transaction were used to repay all of the ABL Term Loan outstanding under the 2022 Credit Agreement.

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

We believe that our current liquidity position, particularly following the last three quarters in fiscal 2026 and the first quarter in fiscal 2027 in which we generated cash from operating activities, is sufficient to fund our operations and expected business growth. Should global demand or economic activity weaken further, or input availability become more constrained for an extended period, UNIFI maintains the ability to (i) seek additional credit or financing arrangements and/or (ii) re-implement cost reduction initiatives to preserve cash and secure the longevity of the business and operations. Management continues to (i) explore cost savings opportunities and (ii) prioritize repayment of debt in the current operating environment.

When business levels increase, we expect to use cash in support of working capital needs.

The following outlines the attributes relating to our credit facilities as of September 27, 2026:

•
UNIFI was in compliance with all applicable financial covenants in the 2022 Credit Agreement and 2024 Facility;
•
availability under the 2024 Facility was $525 as of September 27, 2026;
•
availability exceeding the Trigger Level (as defined in the 2022 Credit Agreement) under the ABL Revolver was $25,586;
•
the Trigger Level under the ABL Revolver was $16,500; and
•
$0 of standby letters of credit were outstanding.

In addition to making payments in accordance with the scheduled maturities of debt required under its existing debt obligations, UNIFI may, from time to time, elect to repay additional amounts borrowed under the ABL Facility. Funds to make such repayments may come from the operating cash flows of the business or other sources and will depend upon UNIFI’s strategy, prevailing market conditions, liquidity requirements, contractual restrictions within the 2022 Credit Agreement, and other factors. The net proceeds from the completion of the non-strategic real estate sale on October 28, 2026 were used to repay all of the ABL Term Loan outstanding under the 2022 Credit Agreement.

Liquidity Summary

UNIFI has met its historical liquidity requirements for working capital, capital expenditures, debt service requirements, and other operating needs from its cash flows from operations and available borrowings. UNIFI believes that its existing cash balances, expected cash provided by operating activities, and credit facilities will enable UNIFI to meet its foreseeable liquidity requirements. For its foreign operations, UNIFI expects its existing cash balances, cash provided by operating activities, and available financing arrangements will provide the needed liquidity to fund the associated operating activities and investing activities, such as future capital expenditures. UNIFI believes its operations in Brazil are in a position to obtain local country financing arrangements due to its operating results.

Net Debt (Non-GAAP Financial Measure)

The reconciliations for Net Debt are as follows:

	September 27, 2026	June 28, 2026
Long-term debt	$78,756	$79,998
Current portion of long-term debt	12,087	12,371
Unamortized debt issuance costs	57	70
Debt principal	90,900	92,439
Less: cash and cash equivalents	26,091	25,072
Net Debt	$64,809	$67,367

The decrease in Net Debt primarily reflects the generation of operating cash flows during fiscal 2027, aided by reduced levels of capital expenditures.

Working Capital and Adjusted Working Capital (Non-GAAP Financial Measure)

The following table presents the components of working capital and the reconciliation of working capital to Adjusted Working Capital:

	September 27, 2026	June 28, 2026
Cash and cash equivalents	$26,091	$25,072
Receivables, net	73,543	76,666
Inventories	109,245	101,067
Income taxes receivable	753	905
Other current assets	9,052	7,743
Accounts payable	(37,500)	(31,151)
Other current liabilities	(15,169)	(17,249)
Income taxes payable	(1,295)	(656)
Current operating lease liabilities	(1,879)	(2,128)
Current portion of long-term debt	(12,087)	(12,371)
Working capital	$150,754	$147,898

Less: Cash and cash equivalents	(26,091)	(25,072)
Less: Income taxes receivable	(753)	(905)
Less: Income taxes payable	1,295	656
Less: Current operating lease liabilities	1,879	2,128
Less: Current portion of long-term debt	12,087	12,371
Adjusted Working Capital	$139,171	$137,076

Adjusted Working Capital increased $2,095 from June 28, 2026 to September 27, 2026.

The increase in Adjusted Working Capital was primarily attributable to the increases in (i) inventories due to higher units on hand and (ii) other current assets primarily due to higher vendor deposits, together with a decrease in other current liabilities due primarily to the payment of incentive compensation earned in fiscal 2026. These were partially offset by reductions in receivables, net due to lower sales and the timing of cash receipts and increases in accounts payable primarily due to higher inventory purchases.

Operating Cash Flows

The significant components of net cash provided (used) by operating activities are summarized below.

	For the Three Months Ended
	September 27, 2026	September 28, 2025
Net loss	$(2,020)	$(11,357)
Equity in earnings of unconsolidated affiliate	(20)	(97)
Depreciation and amortization expense	5,759	5,977
Non-cash compensation expense	780	801
Loss on foreign currency transaction, net	91	—
Deferred income taxes	29	(372)
Subtotal	4,619	(5,048)

Receivables, net	3,211	(900)
Inventories	(8,250)	(678)
Accounts payable and other current liabilities	4,516	(6,184)
Other changes	(419)	3,890
Net cash provided (used) by operating activities	$3,677	$(8,920)

The change in operating cash flows was primarily due to the improvement in gross profit and, to a lesser extent, changes in working capital balances during the current period compared to the prior period.

For the prior period, the increase in accounts receivable was largely driven by the timing of cash receipts. The decrease in accounts payable and other current liabilities was largely due to lower production activity, variable cost savings initiatives, and satisfaction of incentive compensation liabilities. The increase in inventories was not meaningful. Other changes comprise mostly jurisdictional tax liabilities.

Investing Cash Flows

Investing activities primarily include $1,198 for capital expenditures. UNIFI expects future capital projects to primarily include routine maintenance requirements related to its existing machinery and equipment.

Financing Cash Flows

Financing activities primarily include principal payments on the ABL Term Loan and finance leases and proceeds from the ABL Revolver.

Share Repurchase Program

As described in Note 7, “Shareholders’ Equity,” no share repurchases have been completed in fiscal 2027.

Contractual Obligations

UNIFI incurs various financial obligations and commitments in the ordinary course of business. Financial obligations are considered to represent known future cash payments that UNIFI is required to make under existing contractual arrangements, such as debt and lease agreements.

There have been no material changes in the scheduled maturities of UNIFI’s contractual obligations as disclosed under the heading “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2026 Form 10-K.

Off-Balance Sheet Arrangements

UNIFI is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on UNIFI’s financial condition, results of operations, liquidity, or capital expenditures.

Critical Accounting Policies

UNIFI’s critical accounting policies are discussed in the 2026 Form 10-K. There have been no changes to UNIFI’s critical accounting policies in fiscal 2027.

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

Interest Rate Risk

UNIFI is exposed to interest rate risk through its borrowing activities. As of September 27, 2026, UNIFI had borrowings under the 2022 ABL Term Facility and 2024 Facility that totaled $83,100. UNIFI’s sensitivity analysis indicates that a 50-basis point interest rate increase as of September 27, 2026 would result in an increase in annual interest expense of approximately $400.

Foreign Currency Exchange Rate Risk

A complete discussion of foreign currency exchange rate risk is included in the 2026 Form 10-K and is supplemented by the following disclosures.

As of September 27, 2026, UNIFI had no outstanding foreign currency forward contracts. As of September 27, 2026, foreign currency exchange rate risk positions included the following:

Approximate Amount or Percentage
Percentage of total consolidated assets held by UNIFI's subsidiaries outside the U.S. whose functional currency is not the USD	34.8%

Cash and cash equivalents held outside the U.S.:
Denominated in USD	$13,731
Denominated in RMB	552
Denominated in BRL	10,205
Denominated in other foreign currencies	550
Total cash and cash equivalents held outside the U.S.	$25,038
Percentage of total cash and cash equivalents held outside the U.S.	96.0%

Cash and cash equivalents held inside the U.S. in USD by foreign subsidiaries	$1,016

Raw Material and Commodity Cost Risks

A complete discussion of raw material and commodity cost risks is included in the 2026 Form 10-K.

Other Risks

UNIFI is also exposed to geopolitical risk, including changing laws and regulations governing international trade, such as quotas, tariffs, and tax laws. The degree of impact and the frequency of these events cannot be predicted.

Item 4. Controls and Procedures

As of September 27, 2026, an evaluation of the effectiveness of UNIFI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of UNIFI’s management, including the principal executive officer and the principal financial officer. Based on that evaluation, UNIFI’s principal executive officer and principal financial officer concluded that UNIFI’s disclosure controls and procedures are effective to ensure that information required to be disclosed by UNIFI in its reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by UNIFI in the reports UNIFI files or submits under the Exchange Act is accumulated and communicated to UNIFI’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in UNIFI’s internal control over financial reporting during the three months ended September 27, 2026 that have materially affected, or are reasonably likely to materially affect, UNIFI’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in UNIFI’s risk factors from those included in “Item 1A. Risk Factors” in the 2026 Form 10-K.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended September 27, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

4.1+

Fourth Amendment to Second Amended and Restated Credit Agreement, dated October 28, 2026, by and among Unifi Manufacturing, Inc. and certain of its domestic affiliates, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

10.1†

Real Estate Purchase and Sale Agreement, dated as of October 28, 2026, by and between Unifi Manufacturing, Inc. and Enovum Data Centers Corp. (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the year ended June 28, 2026 (File No. 001-10542)).

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

+ Filed herewith.

++ Furnished herewith.

† Certain portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIFI, INC.
(Registrant)

Date: November 4, 2026	By:	/s/ ANDREW J. EAKER
Andrew J. Eaker
Executive Vice President & Chief Financial Officer Treasurer
(Principal Financial Officer and Principal Accounting Officer)